Form 10-Q
period 2013-03-31
Quintiles Transnational Holdings Inc.
filed 2013-05-14
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-35907

QUINTILES TRANSNATIONAL HOLDINGS INC.

(Exact name of registrant as specified in its charter)

North Carolina	27-1341991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4820 Emperor Blvd., Durham, North Carolina 27703

(Address of principal executive offices and Zip Code)

(919) 998-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	115,794,390 shares outstanding as of May 8, 2013

QUINTILES TRANSNATIONAL HOLDINGS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)
Service revenues	$927,435	$888,035
Reimbursed expenses	301,406	268,549

Total revenues	1,228,841	1,156,584

Costs, expenses and other:
Costs of revenues	912,515	859,112
Selling, general and administrative	199,302	205,795
Restructuring costs	1,859	(310)

Income from operations	115,165	91,987

Interest income	(452)	(425)
Interest expense	36,042	29,345
Other (income) expense, net	(2,382)	(2,419)

Income before income taxes and equity in (losses) earnings of unconsolidated affiliates	81,957	65,486
Income tax expense	32,118	24,251

Income before equity in (losses) earnings of unconsolidated affiliates	49,839	41,235
Equity in (losses) earnings of unconsolidated affiliates	(1,683)	1,573

Net income	48,156	42,808
Net loss attributable to noncontrolling interests	153	465

Net income attributable to Quintiles Transnational Holdings Inc.	$48,309	$43,273

Earnings per share attributable to common shareholders:
Basic	$0.42	$0.37
Diluted	$0.41	$0.37

Weighted average common shares outstanding:
Basic	115,769	115,808
Diluted	118,740	117,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net income	$48,156	$42,808

Unrealized gains on marketable securities, net of income taxes of $26 and $7	42	11

Unrealized losses on derivative instruments, net of income taxes of $181 and ($1,111)	(618)	(1,255)

Foreign currency adjustments, net of income taxes of ($4,635) and $2,500	(15,640)	(1,078)

Defined benefit plan adjustment, net of income taxes of ($34)	—	(101)

Reclassification adjustments:

(Gains) losses on derivative instruments included in net income, net of income taxes of ($10) and $210	(30)	622

Amortization of prior service costs and losses included in net income, net of income taxes of $101 and $112	166	181

Comprehensive income	32,076	41,188
Comprehensive loss attributable to noncontrolling interests	151	421

Comprehensive income attributable to Quintiles Transnational Holdings Inc.	$32,227	$41,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)	(Note 1)
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$454,293	$567,728
Restricted cash	3,880	2,822
Trade accounts receivable and unbilled services, net	779,342	745,373
Prepaid expenses	41,306	33,354
Deferred income taxes	67,192	69,038
Income taxes receivable	20,675	17,597
Other current assets and receivables	72,809	74,082

Total current assets	1,439,497	1,509,994

Property and equipment, net	190,166	193,999
Investments in debt, equity and other securities	35,942	35,951
Investments in and advances to unconsolidated affiliates	21,640	19,148
Goodwill	297,569	302,429
Other identifiable intangibles, net	274,003	272,813
Deferred income taxes	32,399	37,313
Deposits and other assets	135,489	127,506

Total assets	$2,426,705	$2,499,153

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$671,448	$751,798
Unearned income	454,108	456,587
Income taxes payable	17,057	9,639
Current portion of long-term debt and obligations held under capital leases	34,741	55,710
Other current liabilities	44,634	44,230

Total current liabilities	1,221,988	1,317,964

Long-term debt and obligations held under capital leases, less current portion	2,354,763	2,366,268
Deferred income taxes	16,000	11,616
Other liabilities	156,249	162,349

Total liabilities	3,749,000	3,858,197

Commitments and contingencies
Shareholders’ deficit:
Common stock and additional paid-in capital, 150,000 authorized, $0.01 par value, 115,790 and 115,764 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	9,227	4,554
Accumulated deficit	(1,323,463)	(1,371,772)
Accumulated other comprehensive income	(8,387)	7,695

Deficit attributable to Quintiles Transnational Holdings Inc.’s shareholders	(1,322,623)	(1,359,523)
Equity attributable to noncontrolling interests	328	479

Total shareholders’ deficit	(1,322,295)	(1,359,044)

Total liabilities and shareholders’ deficit	$2,426,705	$2,499,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Operating activities:
Net income	$48,156	$42,808

Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	24,640	23,271
Amortization of debt issuance costs and discount	2,875	1,634
Share-based compensation	4,473	7,386
Gain on disposals of property and equipment, net	(296)	(522)
Loss (earnings) from unconsolidated affiliates	1,683	(1,573)
Provision for deferred income taxes	11,164	3,836
Excess income tax benefits on stock option exercises	(196)	(151)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(39,654)	(7,697)
Change in other operating assets and liabilities	(74,303)	(64,351)

Net cash (used in) provided by operating activities	(21,458)	4,641

Investing activities:
Acquisition of property, equipment and software	(31,459)	(11,146)
Proceeds from disposition of property and equipment	659	906
Purchases of equity securities and other investments	—	(6,559)
Proceeds from dividends and sale of equity securities and other investments	60	70
Investments in and advances to unconsolidated affiliates, net of payments received	(4,377)	(2,448)
Change in restricted cash, net	(1,077)	(850)
Other	—	(1,473)

Net cash used in investing activities	(36,194)	(21,500)

Financing activities:
Proceeds from issuance of debt, net of costs	—	287,810
Repayment of debt and principal payments on capital lease obligations	(34,304)	(5,892)
Issuance of common stock	149	—
Repurchase of common stock	—	(9,214)
Excess income tax benefits on stock option exercises	196	151
Dividends paid to common shareholders	—	(326,148)

Net cash used in financing activities	(33,959)	(53,293)

Effect of foreign currency exchange rate changes on cash	(21,824)	127

Decrease in cash and cash equivalents	(113,435)	(70,025)
Cash and cash equivalents at beginning of period	567,728	516,299

Cash and cash equivalents at end of period	$454,293	$446,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Quintiles Transnational Holdings Inc. (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “SEC”) on May 9, 2013 (the “Prospectus”). The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements of the Company but does not include all disclosures required by GAAP.

Reclassifications and Classification of Depreciation and Amortization

The Company revised its previously reported costs of revenues and selling, general and administrative expenses for the three months ended March 31, 2012 to correctly present depreciation and amortization expense associated with selling, general and administrative expenses. This resulted in a decrease in costs of revenues and a corresponding increase in selling, general and administrative expenses of $19.7 million. This revision was more than offset by certain other reclassifications between costs of revenues and selling, general and administrative expenses to conform to the current period presentation. These changes had no effect on previously reported total revenues, net income, shareholders’ deficit or cash flows.

The below table summarizes the impact of the revisions for depreciation and amortization expenses and reclassifications for certain other costs on the three months ended March 31, 2012 (in thousands):

	As previously reported	As revised
Costs of revenues	$821,838	$859,112
Selling, general and administrative expenses	243,069	205,795

2.	Employee Stock Compensation

The Company granted options to purchase 75,000 shares of its common stock during the three months ended March 31, 2013, and granted none during the three months ended March 31, 2012. As of March 31, 2013, there were options outstanding to acquire 11,079,690 shares of the Company’s common stock.

The Company recognized share-based compensation expense of $4.5 million and $7.4 million for the three months ended March 31, 2013 and 2012, respectively. The Company used the following assumptions when estimating the value of the share-based awards issued during the three months ended March 31, 2013:

Expected volatility	34 – 47%
Weighted average expected volatility	42%
Expected dividends	5.45%
Expected term (in years)	3.4 – 6.4
Risk-free interest rate	0.48 – 1.19%

As of March 31, 2013, there were 94,250 cash-settled stock appreciation rights outstanding. The stock appreciation rights require the Company to settle in cash an amount equal to the difference between the fair value of the Company’s common stock on the date of the exercise and the grant price, multiplied by the number of stock appreciation rights being exercised.

3.	Concentration of Credit Risk

No customer accounted for 10% or more of consolidated service revenues for the three months ended March 31, 2013 or 2012.

4.	Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Trade:
Billed	$334,869	$346,732
Unbilled services	446,072	400,610

	780,941	747,342
Allowance for doubtful accounts	(1,599)	(1,969)

	$779,342	$745,373

5.	Goodwill

The following is a summary of goodwill by segment for the three months ended March 31, 2013 (in thousands):

	Product Development	Integrated Healthcare Services	Consolidated
Balance as of December 31, 2012	$237,757	$64,672	$302,429
Impact of foreign currency fluctuations and other	(1,934)	(2,926)	(4,860)

Balance as of March 31, 2013	$235,823	$61,746	$297,569

6.	Investments – Debt, Equity and Other Securities

In December 2011, the Company and Intarcia Therapeutics (“Intarcia”) entered into an alliance to develop a new therapy for type 2 diabetes whereby Intarcia will use the Company to conduct Phase III pivotal trials and a cardiovascular outcomes trial. Under the alliance, the Company provided Intarcia a customer incentive of $12.5 million and acquired $5.0 million of preferred stock of Intarcia. As of March 31, 2013 and December 31, 2012, the total customer incentive of $11.8 million and $11.9 million, respectively, has been recorded in deposits and other assets on the accompanying condensed consolidated balance sheets. The $5.0 million investment in preferred stock of Intarcia is recorded in “investments — debt, equity and other securities” on the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012. The customer incentive is being amortized in proportion to the revenues earned as a reduction of revenue recorded under the service arrangements.

7.	Derivatives

As of March 31, 2013, the Company held the following derivative positions: (i) a freestanding warrant to purchase shares of common stock of a third party, (ii) forward exchange contracts to protect against foreign exchange movements for certain forecasted foreign currency cash flows related to service contracts and (iii) interest rate swaps to hedge the exposure to variability in interest payments on variable interest rate debt. The Company does not use derivative financial instruments for speculative or trading purposes.

On June 30, 2011, in connection with a financial arrangement with a third party, the Company acquired a freestanding warrant to purchase shares of the third party’s common stock. No quoted price is available for the warrant. Accordingly, the Company uses various valuation techniques to value the warrant including the present value of estimated expected future cash flows, option-pricing models and fundamental analysis. Factors affecting the valuation include the current price of the underlying common stock, the exercise price of the warrant, the expected time to exercise the warrant, the estimated price volatility of the underlying common stock over the life of the warrant and the restrictions on the transferability of or ability to exercise the warrant. The Company recognized investment losses of approximately $11,000 and $4,000 during the three months ended March 31, 2013 and 2012, respectively, related to the warrant. The Company did not sell derivative instruments during the three months ended March 31, 2013 or 2012.

As of March 31, 2013, the Company had 15 open foreign exchange forward contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2013. As these contracts were entered into to hedge the risk of the potential volatility in the cash flows resulting from fluctuations in currency exchange rates during the last nine months of 2013, these transactions are accounted for as cash flow hedges. As such, the effective portion of the gain or loss on the contracts is recorded as unrealized gains (losses) on derivatives included in the accumulated other comprehensive income component of shareholders’ deficit. These hedges are highly effective. As of March 31, 2013, the Company had recorded gross unrealized losses related to foreign exchange forward contacts of approximately $1.9 million. No such gross unrealized losses were recorded as of December 31, 2012. As of December 31, 2012, the Company had recorded gross unrealized gains of approximately $465,000 related to foreign exchange forward contracts. No such unrealized gains were recorded as of March 31, 2013. Upon expiration of the hedge instruments during 2013, the Company will reclassify the unrealized holding gains and losses on the derivative instruments included in the accumulated other comprehensive income component of shareholders’ deficit into income. The unrealized gains are included in other current assets and the unrealized losses are included in other current liabilities on the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012.

During 2012, the Company, through its acquired subsidiary, Outcome Sciences, Inc., had open foreign exchange forward contracts to protect against the effects of foreign currency fluctuations on certain foreign currency cash flow transactions occurring in 2012. The derivative instruments that matured in 2012 had not been designated as hedges and, as a result, changes in the fair value were recorded as other (income) expense, net. The Company recognized $263,000 of losses related to these foreign exchange forward contracts as other (income) expense, net on the accompanying condensed consolidated statement of income for the three months ended March 31, 2012. All of these contracts matured during 2012.

On June 9, 2011, the Company entered into six interest rate swaps effective September 28, 2012 and expiring between September 30, 2013 and March 31, 2016 in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. At March 31, 2013, the interest rate swaps effectively converted approximately 46.2%, or $975.0 million of the Company’s borrowings under its secured credit facilities, which are variable rate debt, to a fixed rate of approximately 2.53% plus the applicable margin of 3.25%. The critical terms of the interest rate swaps were substantially the same as those of the Company’s senior secured credit facilities, including quarterly interest settlements. These interest rate swaps are being accounted for as cash flow hedges as these transactions were entered into to hedge the Company’s interest payments. As such, the effective portion of the gains or losses on the derivative instruments are recorded as unrealized gains (losses) on derivatives included in the accumulated other comprehensive income component of shareholders’ deficit. The Company includes the impact from these hedges in the same line item as the hedged item on the accompanying condensed consolidated statements of cash flows. These hedges are deemed to be highly effective. As of March 31, 2013 and December 31, 2012, the Company had recorded gross unrealized losses of approximately $32.1 million and $34.0 million, respectively, related to interest rate swaps which are included in other current liabilities on the accompanying condensed consolidated balance sheet. The Company does not expect to recognize any of the unrealized losses in its income during the next 12 months.

The fair values of the Company’s derivative instruments designated as hedging instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table (in thousands):

	Balance Sheet Classification	March 31, 2013	December 31, 2012
Foreign exchange forward contracts	Other current assets	$—	$465

Foreign exchange forward contracts	Other current liabilities	$1,926	$—
Interest rate swaps	Other current liabilities	32,095	34,007

Total		$34,021	$34,007

The fair values of the Company’s derivative instruments not designated as hedging instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table (in thousands):

	Balance Sheet Classification	March 31, 2013	December 31, 2012
Warrants	Deposits and other assets	$40	$29

The effect of the Company’s cash flow hedging instruments on other comprehensive income (loss) is summarized in the following table (in thousands):

	Three Months Ended March 31,
	2013	2012
Foreign exchange forward contracts	$(2,391)	$2,281
Interest rate swaps	1,912	(3,843)

Total	$(479)	$(1,562)

Losses from derivative instruments not designated as hedges impacting the Company’s condensed consolidated statements of income are summarized below (in thousands):

		Three Months Ended March 31,
	Income Statement Classification	2013	2012
Warrants	Other (income) expense, net	$11	$4
Foreign exchange forward contracts	Other (income) expense, net	—	263

Total		$11	$267

8.	Fair Value Measurements

The Company records certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy that prioritizes the inputs used to measure fair value is described below. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 — Unobservable inputs that are supported by little or no market activity. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of March 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Marketable equity securities	$2,495	$—	$—	$2,495
Warrants	—	—	40	40

Total	$2,495	$—	$40	$2,535

Liabilities:
Foreign exchange forward contracts	$—	$1,926	$—	$1,926
Interest rate swaps	—	32,095	—	32,095
Contingent consideration	—	—	3,340	3,340

Total	$—	$34,021	$3,340	$37,361

Below is a summary of the valuation techniques used in determining fair value:

Marketable equity securities — The Company values marketable equity securities utilizing quoted market prices for these securities.

Warrants — The Company values warrants utilizing the Black-Scholes-Merton model.

Foreign exchange forward contracts — The Company values foreign exchange forward contracts using quoted market prices for identical instruments in less active markets or using other observable inputs.

Interest rate swaps — The Company values interest rate swaps using market inputs with mid-market pricing as a practical expedient for bid-ask spread.

Contingent consideration — The Company values contingent consideration, related to business combinations, using a weighted probability of potential payment scenarios discounted at rates reflective of the weighted average cost of capital for the businesses acquired.

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31 (in thousands):

	Warrants – Deposits and Other Assets		Contingent Consideration – Accounts Payable and Accrued Expenses
	2013	2012	2013	2012
Balance as of January 1	$29	$12	$3,521	$6,165
Purchases and issuances	—	—	—	—
Revaluations included in earnings	11	(4)	(181)	190

Balance as of March 31	$40	$8	$3,340	$6,355

The revaluations for the warrants and the contingent consideration are recognized in other (income) expense, net on the accompanying condensed consolidated statements of income.

Non-recurring Fair Value Measurements

Certain assets are carried on the accompanying condensed balance sheets at cost and are not remeasured to fair value on a recurring basis. These assets include cost and equity method investments and loans that are written down to fair value for declines which are deemed to be other-than-temporary, definite-lived intangible assets which are tested when a triggering event occurs, and goodwill and identifiable indefinite-lived intangible assets which are tested for impairment annually and when a triggering event occurs.

As of March 31, 2013, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $626.7 million were identified as Level 3. These assets are comprised of cost and equity method investments of $55.1 million, goodwill of $297.6 million and identifiable intangible assets of $274.0 million. During the three months ended March 31, 2013, there were no changes in the valuation techniques used to determine the fair values of the Company’s assets not remeasured on a recurring basis.

The Company has unfunded cash commitments totaling approximately $45.1 million related to its cost and equity method investments as of March 31, 2013.

Other

The estimated fair value of the Company’s long-term debt was $2.5 billion at March 31, 2013 and December 31, 2012 compared to carrying amounts aggregating $2.4 billion at each of these periods. The estimates of fair value are primarily based on rates in which the debt is traded among banks.

9.	Noncontrolling Interests

Below is a summary of noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance, January 1	$479	$788
Comprehensive loss:
Net loss	(153)	(465)
Foreign currency adjustments, net of tax	2	44

Balance, March 31	$328	$367

10.	Restructuring

In February 2013, the Company’s Board of Directors approved a restructuring plan of up to $15.0 million to migrate the delivery of services, primarily in the Product Development segment, and to reduce anticipated overcapacity in selected areas, primarily in the Integrated Healthcare Services segment. These actions are expected to occur throughout 2013 and are expected to result in severance for approximately 400 positions. The Company recognized approximately $2.0 million of total restructuring costs related to this plan during the three months ended March 31, 2013. All of the restructuring costs are related to severance costs, with approximately $788,000 and $1.1 million related to activities in the Product Development segment and the Integrated Healthcare Services segment, respectively. The remaining charge of approximately $97,000 is related to corporate activities. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management.

As of March 31, 2013, the following amounts were recorded for the restructuring plans (in thousands):

		Severance and Related Costs			Exit Costs
	Balance at December 31, 2012	Expense, Net of Reversals	Payments	Foreign Currency Translation	Expense, Net of Reversals	Payments	Foreign Currency Translation	Balance at March 31, 2013
2013 Plan	$—	$1,987	$(645)	$(18)	$—	$—	$—	$1,324
2012 Plan	11,220	(15)	(6,053)	(111)	—	—	—	5,041
Prior Year Plans	1,564	(115)	(367)	(18)	2	(43)	(1)	1,022

	$12,784	$1,857	$(7,065)	$(147)	$2	$(43)	$(1)	$7,387

11.	Defined Benefit Plans

The following table summarizes the components of pension expense related to the Company’s defined benefit plans (in thousands):

	Three Months Ended March 31,
	2013	2012
Service cost	$3,145	$3,513
Interest cost	938	947
Expected return on plan assets	(692)	(699)
Amortization of prior service costs	89	103
Amortization of actuarial losses	186	190

	$3,666	$4,054

12.	Income Taxes

The Company conducts business globally and, as a result, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The following table summarizes the tax years that remain open for examination by tax authorities in the most significant jurisdictions in which the Company operates:

United States	2001-2011
India	2006-2012
Japan	2007-2011
United Kingdom	2008-2011

In certain of the jurisdictions noted above, the Company operates through more than one legal entity, each of which has different open years subject to examination. The table above presents the open years subject to examination for the most material of the legal entities in each jurisdiction. Additionally, it is important to note that tax years are technically not closed until the statute of limitations in each jurisdiction expires. In the jurisdictions noted above, the statute of limitations can extend beyond the open years subject to examination.

Due to the geographic breadth of the Company’s operations, numerous tax audits may be ongoing throughout the world at any point in time. Income tax liabilities are recorded based on estimates of additional income taxes which will be due upon the conclusion of these audits. Estimates of these income tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be materially different from these estimates. In such an event, the Company will record additional income tax expense or income tax benefit in the period in which such resolution occurs.

13.	Comprehensive Income

Below is a summary of the components of accumulated other comprehensive income (in thousands):

	March 31, 2013	December 31, 2012
Foreign currency translation adjustments	$(928)	$19,349
Net unrealized gains on marketable securities	535	467
Net unrealized losses on derivative instruments	(34,056)	(33,579)
Defined benefit plan adjustments	(7,968)	(8,235)
Income taxes	34,030	29,693

Accumulated other comprehensive (loss) income	$(8,387)	$7,695

14.	Segments

The following table presents the Company’s operations by reportable segment. The Company is managed through two reportable segments, Product Development and Integrated Healthcare Services. Product Development, which primarily serves biopharmaceutical customers engaged in research and development, provides clinical research and clinical trial services. Integrated Healthcare Services provides commercialization services to biopharmaceutical customers and research, analytics, outcomes research consulting, and other services to both biopharmaceutical customers and the broader healthcare market.

Certain costs are not allocated to the Company’s segments and are reported as general corporate and unallocated expenses. These costs primarily consist of share-based compensation and expenses for corporate overhead functions such as finance, human resources, information technology, facilities and legal. The Company does not allocate restructuring or impairment charges to its segments. Information presented below is in thousands:

	Three Months Ended March 31, 2013
	Product Development	Integrated Healthcare Services	Consolidated

Service revenues	$706,307	$221,128	$927,435
Reimbursed expenses	262,776	38,630	301,406

Total revenues	$969,083	$259,758	$1,228,841

Segment income from operations	$132,675	$6,245	$138,920

General corporate and unallocated expenses			(21,896)
Restructuring costs			(1,859)

Income from operations			$115,165

	Three Months Ended March 31, 2012
	Product Development	Integrated Healthcare Services	Consolidated

Service revenues	$656,362	$231,673	$888,035
Reimbursed expenses	234,268	34,281	268,549

Total revenues	$890,630	$265,954	$1,156,584

Segment income from operations	$112,025	$14,317	$126,342

General corporate and unallocated expenses			(34,665)
Restructuring costs			310

Income from operations			$91,987

	Three Months Ended March 31,
	2013	2012
Depreciation and amortization expense:
Product Development	$18,447	$15,879
Integrated Healthcare Services	5,353	6,292
Corporate	840	1,100

	$24,640	$23,271

15.	Earnings Per Share

Anti-dilutive weighted-average outstanding stock options of approximately 1.6 million and 2.2 million were not included in the diluted earnings per share calculations for the three months ended March 31, 2013 and 2012, respectively, because their inclusion would have the effect of increasing the earnings per share. Stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds.

16.	Subsequent Events

On May 8, 2013, the Company’s registration statement on Form S-1, filed with the SEC under the Securities Act on February 15, 2013, as amended, and the Company’s registration statement on Form 8-A, filed with the SEC under the Exchange Act on May 2, 2013, each in connection with the Company’s expected initial public offering (“IPO”), became effective. In addition, the Company increased the number of shares of its common stock authorized for issuance to 300 million from 150 million on May 8, 2013. Also on May 8, 2013, the Company’s Board and shareholders adopted a new equity incentive plan, the 2013 Stock Incentive Plan, pursuant to which a total of 11 million shares of common stock were reserved for issuance. Effective immediately following the pricing of the Company’s IPO, the Company granted options to purchase 2,025,500 shares and 152,600 cash-settled stock appreciation rights under the 2013 Stock Incentive Plan. On May 9, 2013, the Company filed the Prospectus. Also on May 9, 2013, the Company’s common stock began trading on the New York Stock Exchange, LLC.

The Company expects to complete its IPO of 23,684,210 shares of the Company’s common stock at an initial offering price of $40.00 per share on May 14, 2013. The Company expects its IPO will consist of 13,125,000 shares to be issued by the Company and 10,559,210 shares to be sold by selling shareholders. In addition, the selling shareholders have granted the underwriters a 30-day option to purchase up to an additional 3,552,631 shares of common stock. The Company will not receive any proceeds from the sale of shares by the selling shareholders. The Company anticipates its IPO to result in net proceeds of approximately $489.8 million after deducting underwriting discounts and offering expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the notes thereto included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on May 9, 2013, or the Prospectus.

In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, that most of our contracts may be terminated on short notice, and we may be unable to maintain large customer contracts or to enter into new contracts; the historical indications of the relationship of our backlog to revenues may not be indicative of their future relationship; the market for our services may not grow as we expect; we may underprice our contracts or overrun our cost estimates, and if we are unable to achieve operating efficiencies or grow our revenues faster than our expenses, our operating margins will be adversely affected; we may be unable to maintain our information systems or effectively update them; customer or therapeutic concentration could harm our business; our business is subject to risks associated with international operations, including economic, political and other risks, such as compliance with a myriad of foreign laws and regulations, complications from conducting clinical trials in multiple countries simultaneously and changes in exchange rates; government regulators or our customers may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; we may be unable to successfully develop and market new services or enter new markets; our failure to perform services in accordance with contractual requirements, regulatory standards and ethical considerations may subject us to significant costs or liability, which could also damage our reputation and cause us to lose existing business or not receive new business; our services are related to treatment of human patients, and we could face liability if a patient is harmed; and we have substantial indebtedness and may incur additional indebtedness in the future, which could adversely affect our financial condition. For a further discussion of the risks relating to our business, see “Risk Factors” in the Prospectus.

Overview

We are the world’s largest provider of biopharmaceutical development services and commercial outsourcing services. We are positioned at the intersection of business services and healthcare and generated $927.4 million of service revenues in the first quarter of 2013, conduct business in approximately 100 countries and have approximately 27,000 employees. We use the breadth and depth of our service offerings, our global footprint and our therapeutic, scientific and analytics expertise to help our biopharmaceutical customers, as well as other healthcare customers, navigate the increasingly complex healthcare environment to improve efficiency and to deliver better healthcare outcomes. Our business is currently organized in two reportable segments, Product Development and Integrated Healthcare Services.

Product Development

Product Development provides services and expertise that allow biopharmaceutical companies to outsource the clinical development process from first in man trials to post-launch monitoring. Our comprehensive service offering provides the support and functional expertise necessary at each stage of development, as well as the systems and analytical capabilities to help our customers improve product development efficiency and effectiveness. Product Development is comprised of clinical solutions and services and consulting. Clinical solutions and services provides services necessary to develop biopharmaceutical products. These services include project management and clinical monitoring functions for conducting multi-site trials (generally Phase II-IV) (collectively “core clinical”). These also include clinical trial support services that improve clinical trial decision-making, such as global laboratories, data management, biostatistical, safety and pharmacovigilance, and early clinical development trials, and strategic planning and design services, which help improve decisions and performance. Consulting provides strategy and management consulting services based on life science expertise and advanced analytics, as well as regulatory and compliance consulting services.

Integrated Healthcare Services

Integrated Healthcare Services provides commercial capabilities with a broad geographic presence to the healthcare industry. Our customized commercialization services are designed to accelerate the commercial success of biopharmaceutical and other health-related products. Integrated Healthcare Services provides a broad array of services including commercial services, such as providing contract pharmaceutical sales forces in key geographic markets, as well as a growing number of healthcare business services for the broader healthcare sector. Service offerings include commercial services (sales representatives, strategy, marketing communications and other areas related to commercialization), outcome research (drug therapy analysis, real-world research and evidence-based medicine, including research studies to prove a drug’s value) and payer and provider services (comparative and cost-effectiveness research capabilities, clinical management analytics, decision support services, medication adherence and health outcome optimization services, and web-based systems for measuring quality improvement).

Foreign Currency Fluctuations

The impact from foreign currency fluctuations and constant currency information assumes constant foreign currency exchange rates based on the rates in effect for the comparable prior-year period were used in translation. We believe that providing the impact of fluctuations in foreign currency rates on certain financial results can facilitate analysis of period-to-period comparisons of business performance.

Results of Operations

Backlog

We began 2013 with backlog in place at the beginning of the year of $8.7 billion, which was 9% higher as compared to the beginning of 2012. Net new business grew 18% in the first three months of 2013 to $1.2 billion from $1.0 billion in the first three months of 2012, which was driven by growth in Product Development. Backlog represents the value of awards as of a particular date, and net new business represents the value (adjusted for modified or canceled contracts during the period) of awards received during a particular period, in each case for services to be performed in the future that are evidenced by signed contracts, letters of intent and, in some cases, pre-contract commitments that were supported by written communications. Product Development’s net new business increased 27% to $1.1 billion for the first three months in 2013 as compared to $846.6 million for the same period in 2012, led by increases in core clinical in Europe and Latin America and increases in our clinical functional resourcing and global laboratory service offerings, partially offset by lower net new business in Asia-Pacific. Net new business growth in our core clinical service offerings in Europe and Latin America resulted from overall growth in those markets. Net new business growth in clinical functional resourcing was primarily due to contract extensions on existing projects. Net new business growth in global laboratories resulted primarily from our ability to leverage our expanding breadth of service offerings due in part to acquisitions made in 2012 and 2011. The decline in net new business in the Asia-Pacific was a result of the competitive market and higher cancellations and contract modifications. Integrated Healthcare Services’ net new business was $170.4 million for the first three months of 2013 compared to $205.1 million for the same period in 2012. This decline was primarily market driven and concentrated in Japan and North America, and was partially offset by an increase in Europe resulting from the signing of a multi-year contract in Spain, and an agreement to distribute pharmaceutical products in Italy which began in the second quarter of 2012.

Our backlog at March 31, 2013 was $9.0 billion compared to backlog of $8.7 billion at December 31, 2012. Although an increase in backlog will generally result in an increase in revenues to be recognized over time (depending on the level of cancellations), an increase in backlog at a particular point in time does not necessarily correspond directly to an increase in revenues during a particular period. The extent to which contracts in backlog will result in revenue depends on many factors, including but not limited to delivery against projected schedules, the need for scope changes (change orders), contract cancellations and the nature, duration, size, complexity and phase of the contracts, each of which factors can vary significantly from time to time. Our ability to continue to grow revenues in the near term at rates comparable to our recent historical results will depend on many factors, including but not limited to the factors affecting the rate at which revenues are derived from backlog, continued growth in net new business that will generate revenue and factors not within our control such as economic conditions and trends in the industry in which we do business.

Revenues

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Service revenues	$927,435	$888,035	$39,400	4.4%
Reimbursed expenses	301,406	268,549	32,857	12.2

Total revenues	$1,228,841	$1,156,584	$72,257	6.2%

Overall, our service revenues increased $39.4 million, or 4.4%, for the first three months of 2013 as compared to the same period in 2012. This increase is comprised of constant currency revenue growth of approximately $50.3 million, or 5.7%, and $5.6 million, or 0.6%, from businesses acquired in the third quarter of 2012, partially offset by a negative impact of approximately $16.5 million from the effects of foreign currency fluctuations. The constant currency revenue growth resulted from a $51.0 million increase in Product Development partially offset by a slight decrease of $712,000 in Integrated Healthcare Services. The increase in revenue in Product Development was primarily related to delivery on greater backlog coverage in place as we entered the year and the growth in net new business during the first three months of 2013, as described above under “—Backlog.”

Costs of Revenues

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Service costs	$611,109	$590,563	$20,546	3.5%
Reimbursed expenses	301,406	268,549	32,857	12.2

Total costs of revenues	$912,515	$859,112	$53,403	6.2%

Service costs as a % of service revenues	65.9%	66.5%

When compared to the same period in 2012, service costs in the first three months of 2013 increased $20.5 million. The increase included a constant currency increase in expenses of approximately $31.8 million and approximately $4.2 million from businesses acquired in the third quarter of 2012, which was partially offset by a positive impact of approximately $15.5 million from the effects of foreign currency fluctuations. The constant currency service costs growth was due to an increase in compensation and related expenses and other expenses directly related to our service contracts. The increase in compensation and related expenses was primarily as a result of a growth-related increase in billable headcount, normal annual merit increases and an increase in incentive compensation. This increase in compensation and related expenses was partially offset by a reduction of an accrual for statutory profit sharing of approximately $5.4 million as a result of guidance handed down by an administrative court in France. Also contributing to the increase in costs of service revenues was an increase in third party costs, primarily related to a new agreement to distribute pharmaceutical products in Italy, and various other individually insignificant factors.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Selling, general and administrative expenses	$199,302	$205,795
% of service revenues	21.5%	23.2%

The $6.5 million decrease in selling, general and administrative expenses in the first three months of 2013 was caused by a constant currency decrease of $5.1 million and a decrease of $3.4 million from a positive foreign currency impact, partially offset by incremental costs of approximately $2.0 million resulting from the business combination completed during the third quarter of 2012. The constant currency decrease was primarily due to the fact that in the first three months of 2012 we incurred expenses related to the repricing of certain stock options in connection with dividends paid to our shareholders (resulting in incremental stock-based compensation expense of $4.5 million) and paid a bonus to certain option holders (totaling $8.9 million), which did not recur in the first three months of 2013. Also contributing to the decline were lower travel expenses in the first quarter of 2013. These decreases were partially offset by increases in compensation and related expenses including the impact of merit increases, an increase in headcount and higher incentive compensation.

Restructuring Costs

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Restructuring costs	$1,859	$(310)

We recognized $1.9 million of restructuring charges, net of reversals for changes in estimates, during the first three months of 2013, which was primarily related to our February 2013 restructuring plan to migrate the delivery of services and to reduce anticipated overcapacity in selected areas. These actions are expected to occur throughout 2013 and are expected to result in severance for approximately 400 positions. We believe that this plan will result in annual cost savings of approximately $15.0 to $20.0 million.

Interest Income and Interest Expense

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Interest income	$(452)	$(425)
Interest expense	$36,042	$29,345

Interest income includes interest received from bank balances. Interest expense, which primarily represents interest expense incurred on credit arrangements including term loans and other notes and capital leases, increased primarily as a result of the $300.0 million term loan, which Quintiles Transnational Holdings Inc. obtained in February 2012, or the Holdings Term Loan, and the $175.0 million term loan, which Quintiles Transnational Corp, our wholly-owned subsidiary, obtained under its credit agreement in October 2012.

Other Income, Net

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Other income, net	$(2,382)	$(2,419)

Other income, net primarily consisted of foreign currency net gains of approximately $1.8 million and $2.4 million during the three months ended March 31, 2013 and 2012, respectively.

Income Tax Expense

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Income tax expense	$32,118	$24,251
Effective income tax rate	39.2%	37.0%

Our effective income tax rate was 39.2% for the first three months of 2013 compared to 37.0% for the same period in 2012. Within our quarterly income tax expense in 2013 and 2012 are certain discrete or one time nonrecurring income tax items which impacted the effective tax rates in both periods. Discrete items are required to be recorded in the quarter in which they occur rather than being included in the estimated annual effective income tax rate. As a result of these discrete income tax items, our effective income tax rate may fluctuate from quarter to quarter.

Segments

Service revenues and income from operations by segment are as follows for the three months ended March 31 (dollars in millions):

	Service Revenues		Income from Operations		Operating Profit Margin
	2013	2012	2013	2012	2013	2012
Product Development	$706.3	$656.3	$132.7	$112.0	18.8%	17.1%
Integrated Healthcare Services	221.1	231.7	6.2	14.3	2.8	6.2

Total segment	927.4	888.0	138.9	126.3	15.0%	14.2%
General corporate and unallocated expenses			(21.9)	(34.6)
Restructuring costs			(1.8)	0.3

Consolidated	$927.4	$888.0	$115.2	$92.0

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of share-based compensation and expenses for corporate office functions such as senior leadership, finance, human resources, information technology, or IT, facilities and legal.

Product Development

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(dollars in millions)
Service revenues	$706.3	$656.3	$50.0	7.6%
Costs of service revenues	428.9	404.3	24.6	6.1
as a percentage of service revenues	60.7%	61.6%
Selling, general and administrative expenses	144.7	140.0	4.7	3.4

Segment income from operations	$132.7	$112.0	$20.7	18.5%

Service Revenues

Product Development’s service revenues were $706.3 million in the first three months of 2013, an increase of $50.0 million, or 7.6%, over the same period in 2012. This increase is comprised of constant currency revenue growth of $51.1 million, or 7.8%, and $5.6 million from a business acquired in the third quarter of 2012, which were partially offset by a negative impact of approximately $6.7 million due to the effect of foreign currency fluctuations. The constant currency service revenues growth was primarily a result of a volume-related increase of $57.1 million in clinical solutions and services partially offset by a decrease of $6.0 million from consulting services.

Our clinical solutions and services growth was concentrated in Europe and the Americas. This growth was due largely to growth in the overall market as well as a consistent history of year-over-year growth in net new business that resulted in delivery during 2013 on the higher backlog as we entered the year. Also contributing was strong net new business in Europe in the 2013 quarter. Service revenues from consulting services decreased primarily as a result of reduced activity on a project assisting a customer on a regulatory compliance matter, which we expect to continue to wind down over the remainder of 2013.

Costs of Service Revenues

Product Development’s costs of service revenues were higher by approximately $24.6 million in the first three months of 2013, which was comprised of a $28.1 million constant currency increase and $4.2 million from a business acquired in the third quarter of 2012, partially offset by a reduction of $7.7 million from the effect of foreign currency fluctuations. On a constant currency basis, the increase in costs of service revenues was primarily due to an increase in compensation and related expenses resulting from an increase in billable headcount needed to support our higher volume of revenue, normal annual merit increases, an increase in incentive compensation, and various other individually insignificant factors. This increase in compensation and related expenses was partially offset by a reduction of an accrual for statutory profit sharing of approximately $5.4 million as a result of guidance handed down by an administrative court in France. As a percent of service revenues, Product Development’s costs of service revenues were 60.7% and 61.6% in the first three months of 2013 and 2012, respectively. The decrease in costs of service revenues as a percentage of service revenues primarily occurred in Europe, and was the result of the profit sharing accrual reversal and the recognition of a higher volume of revenue for which the services had been performed in prior periods.

Selling, General and Administrative Expenses

As a percent of service revenues, Product Development’s selling, general and administrative expenses were 20.5% and 21.3% in the first three months of 2013 and 2012, respectively. Product Development’s selling, general and administrative expenses increased approximately $4.7 million in the first three months of 2013 as compared to the same period in 2012. This increase was primarily caused by (1) higher spend on business development, facility and IT costs (including higher depreciation and amortization expense related to an increase in assets in service) and (2) incremental costs of approximately $2.0 million resulting from the business combination completed during the third quarter of 2012. The remaining increase was primarily the result of increases in compensation and related expenses including the impact of merit increases, an increase in headcount and higher incentive compensation. These increases were partially offset by a positive foreign currency impact of approximately $2.3 million.

Integrated Healthcare Services

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(dollars in millions)
Service revenues	$221.1	$231.7	$(10.6)	(4.6)%
Costs of service revenues	182.1	186.3	(4.2)	(2.3)
as a percentage of service revenues	82.4%	80.4%
Selling, general and administrative expenses	32.8	31.1	1.7	5.5

Segment income from operations	$6.2	$14.3	$(8.1)	(56.6)%

Service Revenues

Integrated Healthcare Services’ service revenues were $221.1 million in the first three months of 2013, a decrease of $10.6 million, or 4.6%, over the same period in 2012. This decrease was primarily due to a negative impact of approximately $9.8 million due to the effect of foreign currency fluctuations coupled with a slight constant currency revenue decrease of $712,000, or 0.3%. The decline in constant currency service revenues was related to declines in the Americas and Asia-Pacific regions, partially offset by growth in Europe. The revenue decrease in Asia-Pacific has occurred because growth from new business has not fully offset the impact from the conclusion of a major contract during 2012. The decline in the Americas reflects the impact from reductions in scope and cancellations that occurred in the fourth quarter of 2012. The increase in Europe was primarily due to product revenue from an agreement to distribute pharmaceutical products in Italy (which began in the second quarter of 2012), partially offset by lower service related revenues.

Costs of Service Revenues

Costs of service revenues in the first three months of 2013 were lower by approximately $4.2 million as compared to the same period in 2012. This decrease was comprised of a reduction of $7.8 million from the effect of foreign currency fluctuations partially offset by a $3.6 million constant currency increase. The constant currency increase was primarily related to costs associated with an agreement to distribute pharmaceutical products in Italy which began in the second quarter of 2012. These costs were partially offset by a decrease in compensation and related expenses driven mainly by a decrease in billable headcount. As a percent of service revenues, Integrated Healthcare Services’ costs of service revenues were 82.4% and 80.4% in the first three months of 2013 and 2012, respectively. The increase in costs of service revenues as a percent of service revenues was primarily as a result of a shift in revenue mix to lower margin product sales resulting from the product distribution agreement in Italy.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the first three months of 2013 were higher by approximately $1.7 million as compared to the same period in 2012. This increase was primarily due to $2.6 million from increased compensation and related expenses including the impact of merit increases and higher incentive compensation, which were partially offset by a reduction of approximately $895,000 from the effect of foreign currency fluctuations.

Liquidity and Capital Resources

Overview

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, acquisitions, debt service requirements, dividends, common stock repurchases, adequacy of our revolving credit facility, and access to the capital markets.

We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which those funds can be accessed on a cost effective basis. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations. In the future, we may evaluate our ability to assert that the earnings of our foreign subsidiaries are indefinitely reinvested outside of the United States. Making such an assertion would limit our ability to repatriate cash from our foreign subsidiaries for the foreseeable future. Such an evaluation would include, among other things, determining the sufficiency of cash flows expected to be generated in the United States to fund our operating requirements and debt service obligations in the United States, and an analysis of the impact of the use of proceeds upon completion of our initial public offering, or IPO. If we are able to assert that the earnings of our foreign subsidiaries are indefinitely reinvested outside of the United States, we anticipate that the impact would be a reduction to our effective income tax rate in future periods affected by the change of between approximately 400 and 550 basis points. There can be no assurance that such an analysis will result in us electing to adopt a policy of indefinitely reinvesting the earnings of our foreign subsidiaries outside of the United States, or that such a policy, if elected, would result in advantageous tax treatment under the provisions of ASC 740, Income Taxes.

We had a cash balance of $454.3 million at March 31, 2013 ($89.6 million of which was in the United States), a decrease from $567.7 million at December 31, 2012.

On May 14, 2013, we expect to complete our IPO of 23,684,210 shares of our common stock at an initial offering price of $40.00 per share, consisting of 13,125,000 shares to be issued by us and 10,559,210 shares to be sold by selling shareholders. In addition, the selling shareholders have granted the underwriters a 30-day option to purchase up to an additional 3,552,631 shares of common stock. We will not receive any proceeds from the sale of shares by the selling shareholders. We anticipate our IPO to result in net proceeds of approximately $489.8 million after deducting underwriting discounts and offering expenses. We plan to use net proceeds from the IPO as follows: (i) approximately $306.0 million to pay all amounts outstanding under the Holdings Term Loan including related fees and expenses, (ii) approximately $50.0 million to repay indebtedness under our senior secured credit facilities, and (iii) $25.0 million to pay a one-time fee to terminate our management agreement with Dennis B. Gillings, or Dr. Gillings, and the private investment firms of Bain Capital Partners, LLC, TPG Capital, L.P., 3i Corporation, Aisling Capital, LLC and Cassia Fund Management (Private) Limited. We anticipate using the remainder of the net proceeds for general corporate purposes, including strategic growth opportunities.

Based on our current operating plan, we believe that our available cash and cash equivalents, together with the anticipated net proceeds from our IPO, future cash flows from operations and our ability to access funds under our revolving credit facility, will enable us to fund our operating requirements and capital expenditures and meet debt obligations for at least the next 12 months. We regularly evaluate our debt arrangements, as well as market conditions, and from time to time we may explore opportunities to modify our existing debt arrangements or pursue additional financing arrangements that could result in the issuance of new debt securities by us or our affiliates. We may use our existing cash, cash generated from operations or dispositions of assets or businesses and/or proceeds from any new financing arrangements or issuances of debt or equity securities to pay off or reduce some of our outstanding obligations, to pay dividends, to repurchase shares from our shareholders or for other purposes. As part of our ongoing business strategy, we also are continually evaluating new acquisition, expansion and investment possibilities or other strategic growth opportunities, as well as potential dispositions of assets or businesses, as appropriate, including dispositions that may cause us to recognize a loss on certain assets. Should we elect to pursue any such transaction, we may seek to obtain debt or equity financing to facilitate those activities. Our ability to enter into any such potential transactions and our use of cash or proceeds is limited to varying degrees by the terms and restrictions contained in our senior secured credit facilities. We cannot provide assurances that we will be able to complete any such alternative financing arrangements or other transactions on favorable terms or at all.

Long-Term Debt

As of March 31, 2013, we had $2.41 billion of total indebtedness excluding $300.0 million of additional available borrowings under our revolving credit facility. Our long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on our ability to declare dividends and make other restricted payments; prepay, redeem or purchase debt; incur liens; make loans and investments; incur additional indebtedness; amend or otherwise alter debt and other material documents; engage in mergers, acquisitions and asset sales; transact with affiliates; and engage in businesses that are not related to our existing business. As of March 31, 2013, we believe we were in compliance with our debt covenants in all material respects.

See “Management’s Discussion and Analysis – Liquidity and Capital Resources,” “Description of Certain Indebtedness” and Note 11 to our audited consolidated financial statements, each included in the Prospectus, for additional details regarding our credit arrangements.

Three months ended March 31, 2013 and 2012

Cash Flow from Operating Activities

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Net cash (used in) provided by operating activities	$(21,458)	$4,641

Cash provided by operating activities decreased by $26.1 million during the first three months of 2013 as compared to the same period in 2012. The decrease in operating cash flow reflected an increase in income from operations that was more than offset by higher cash used in net service revenues outstanding ($32.0 million) and higher cash used in accrued expenses ($37.8 million) primarily related to higher payments for incentive compensation. The higher cash used in net service revenues outstanding reflected a three-day increase in net service revenues outstanding in the first three months of 2013 compared to a one-day increase in net service revenues outstanding in the same period in 2012. The net impact on cash from net service revenues outstanding resulted from normal fluctuations in the timing of payments from customers. Days of revenues outstanding can shift significantly at each reporting period depending on the timing of cash receipts under contractual payment terms relative to the recognition of revenue over a project lifecycle. Partially offsetting these higher uses of cash were lower payments for income taxes ($32.4 million) in the 2013 quarter.

Cash Flow from Investing Activities

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Net cash used in investing activities	$(36,194)	$(21,500)

Cash used in investing activities increased by $14.7 million to $36.2 million during the first three months of 2013, as compared to $21.5 million in the same period in 2012. The uses of cash in the first three months of 2013 consisted primarily of acquisitions of property, equipment and software and cash used to fund investments in unconsolidated affiliates and other investments and restricted cash.

Cash Flow from Financing Activities

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Net cash used in financing activities	$(33,959)	$(53,293)

Net cash used in financing activities decreased by $19.3 million to $34.0 million during the first three months of 2013, as compared to cash used of $53.3 million in the same period in 2012. The cash used in financing activities in the first three months of 2013 was primarily related to a mandatory prepayment of $33.8 million on our senior secured credit facility as a result of excess cash flow (as defined in our credit agreement) generated during the year ended December 31, 2012. The cash used in financing activities in the first quarter of 2012 was as a result of dividends paid to shareholders ($326.1 million), repurchases of common stock ($9.2 million) and principal payments on debt ($5.9 million), partially offset by the proceeds from a term loan obtained in February 2012 ($287.8 million).

Net New Business Reporting and Backlog

Net new business is the value of services awarded during the period from projects under signed contracts, letters of intent and, in some cases, pre-contract commitments, which are supported by written communications and adjusted for contracts that were modified or canceled during the period.

Consistent with our methodology for calculating net new business during a particular period, backlog represents, at a particular point in time, future service revenues from work not yet completed or performed under signed contracts, letters of intent and, in some cases, pre-contract commitments that are supported by written communications. Using this method of reporting backlog, at March 31, 2013, backlog was approximately $9.0 billion, as compared to approximately $8.7 billion at December 31, 2012. Once work begins on a project, service revenues are recognized over the duration of the project. Net new business for the three months ended March 31, 2013 and 2012 was $1.2 billion and $1.1 billion, respectively.

We believe that backlog and net new business may not be consistent indicators of future results because they have been and likely will be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, and changes to the scope of work during the course of projects. Additionally, projects may be terminated or delayed by the customer or delayed by regulatory authorities. Projects that have been delayed remain in backlog, but the timing of the revenue generated may differ from the timing originally expected. Accordingly, historical indications of the relationship of backlog and net new business to revenues may not be indicative of the future relationship.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Prospectus.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect to our financial statements.

Item 1A. Risk Factors

There have been no significant changes from the risk factors previously disclosed in our final Prospectus filed with the Securities and Exchange Commission on May 9, 2013 pursuant to Rule 424(b).

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

During the first quarter of 2013, we issued a total of 26,880 shares of common stock in connection with the exercise of the same number of employee stock options for aggregate consideration of $149,061. The securities were issued without registration in reliance on the exemptions afforded by Section 4(a)(2) of the Securities Act and Rule 701 promulgated under the Securities Act.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

Not applicable.

Item 5. Other Information

On May 8, 2013, our registration statement on Form S-1 (of which the Prospectus forms a part) filed with the SEC under the Securities Act on February 15, 2013, as amended, or the Registration Statement, in connection with our expected IPO, became effective. Immediately prior to the effectiveness of the Registration Statement and our related registration statement on Form 8-A filed under the Exchange Act, we and Dr. Gillings and his affiliates, funds advised by Bain Capital Partners, LLC, together with their affiliates, affiliates of TPG Global, LLC, affiliates of 3i Corporation and certain other investors entered into an amendment to our shareholders agreement dated January 22, 2008, as previously supplemented, substantially in the form previously filed as Exhibit 10.7 to our Registration Statement. We, Bain Capital Partners, LLC, GF Management Company, LLC, TPG Capital, L.P., Cassia Fund Management (Private) Limited, 3i Corporation and Aisling Capital, LLC also entered into an amendment to our management agreement, dated January 22, 2008, substantially in the form previously filed as Exhibit 10.58 to our Registration Statement. Copies of the amendments to our shareholders agreement and management agreement are filed herewith as Exhibit 10.1 and Exhibit 10.2, respectively, and are incorporated herein by reference.

The parties to such shareholders agreement and management agreement and their affiliates have various relationships with us. For further information concerning the material relationships between us and these parties, see the section entitled “Certain Relationships and Related Person Transactions” in our Prospectus.

As contemplated in our Registration Statement, on May 8, 2013, our second amended and restated articles of incorporation, or our Articles, and our second amended and restated bylaws, or our Bylaws, also became effective, each prior to the effectiveness of our Registration Statement. For further information regarding our Articles and Bylaws, see “Description of Capital Stock” in our Prospectus. A copy of our Articles was filed as Exhibit 3.1 to our Registration Statement, and a copy of our Bylaws is filed as Exhibit 3.2 herewith, each of which is incorporated by reference herein.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Articles of Incorporation of Quintiles Transnational Holdings Inc.		S-1/A	333-186708	3.1	5/6/13

3.2	Second Amended and Restated Bylaws of Quintiles Transnational Holdings Inc.	X

10.1	Amendment No. 1 to Shareholders Agreement, dated January 22, 2008, among Quintiles Transnational Corp. and the shareholders identified therein.	X

10.2	Amendment No. 1 to Management Agreement, dated January 22, 2008, among Quintiles Transnational Corp. and the parties identified therein.	X

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	X

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Durham, State of North Carolina, on May 14, 2013.

QUINTILES TRANSNATIONAL HOLDINGS INC.

/s/ Kevin K. Gordon
Kevin K. Gordon Executive Vice President and Chief Financial Officer (Principal Financial Officer)