Form 10-Q
period 2013-06-30
Quintiles Transnational Holdings Inc.
filed 2013-08-01
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	128,922,047 shares outstanding as of July 25, 2013

QUINTILES TRANSNATIONAL HOLDINGS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Service revenues	$944,238	$944,914	$1,871,673	$1,832,949
Reimbursed expenses	351,442	285,853	652,848	554,402

Total revenues	1,295,680	1,230,767	2,524,521	2,387,351

Costs, expenses and other:
Costs of revenue, service costs	617,666	628,222	1,228,775	1,218,785
Costs of revenue, reimbursed expenses	351,442	285,853	652,848	554,402
Selling, general and administrative	228,838	203,544	428,140	409,339
Restructuring costs	2,837	12,263	4,696	11,953

Income from operations	94,897	100,885	210,062	192,872
Interest income	(785)	(322)	(1,237)	(747)
Interest expense	31,884	33,130	67,926	62,475
Loss on extinguishment of debt	16,543	—	16,543	—
Other expense (income), net	536	(6,159)	(1,846)	(8,578)

Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	46,719	74,236	128,676	139,722
Income tax expense	8,830	27,558	40,948	51,809

Income before equity in earnings (losses) of unconsolidated affiliates	37,889	46,678	87,728	87,913
Equity in earnings (losses) of unconsolidated affiliates	464	334	(1,219)	1,907

Net income	38,353	47,012	86,509	89,820
Net loss attributable to noncontrolling interests	164	189	317	654

Net income attributable to Quintiles Transnational Holdings Inc.	$38,517	$47,201	$86,826	$90,474

Earnings per share attributable to common shareholders:
Basic	$0.31	$0.41	$0.73	$0.78
Diluted	$0.30	$0.40	$0.71	$0.77

Weighted average common shares outstanding:
Basic	122,709	115,670	119,239	115,739
Diluted	126,578	117,706	122,659	117,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$38,353	$47,012	$86,509	$89,820

Unrealized (losses) gains on marketable securities, net of income taxes of $0, ($51), $26 and ($44)	—	(83)	42	(72)

Unrealized gains (losses) on derivative instruments, net of income taxes of $1,641, ($2,747), $1,822 and ($3,858)	3,076	(4,942)	2,458	(6,197)

Foreign currency adjustments, net of income taxes of $4,305, ($2,601), ($330) and ($101)	(12,735)	(5,997)	(28,375)	(7,075)

Defined benefit plan adjustment, net of income taxes of ($34)	—	—	—	(101)

Reclassification adjustments:

(Gains) losses on derivative instruments included in net income, net of income taxes of ($98), $169, ($108) and $379	(289)	499	(319)	1,121

Amortization of prior service costs and losses included in net income, net of income taxes of $94, $112, $195 and $224	155	182	321	363

Comprehensive income	28,560	36,671	60,636	77,859
Comprehensive loss attributable to noncontrolling interests	158	191	309	612

Comprehensive income attributable to Quintiles Transnational Holdings Inc.	$28,718	$36,862	$60,945	$78,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)	(Note 1)
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$585,722	$567,728
Restricted cash	2,321	2,822
Trade accounts receivable and unbilled services, net	867,211	745,373
Prepaid expenses	48,599	33,354
Deferred income taxes	65,416	69,038
Income taxes receivable	26,504	17,597
Other current assets and receivables	78,087	74,082

Total current assets	1,673,860	1,509,994

Property and equipment, net	196,749	193,999
Investments in debt, equity and other securities	35,943	35,951
Investments in and advances to unconsolidated affiliates	22,179	19,148
Goodwill	295,260	302,429
Other identifiable intangibles, net	271,733	272,813
Deferred income taxes	41,141	37,313
Deposits and other assets	111,302	127,506

Total assets	$2,648,167	$2,499,153

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$708,583	$751,798
Unearned income	459,569	456,587
Income taxes payable	27,604	9,639
Current portion of long-term debt and obligations held under capital leases	141	55,710
Other current liabilities	42,830	44,230

Total current liabilities	1,238,727	1,317,964
Long-term debt and obligations held under capital leases, less current portion	2,045,142	2,366,268
Deferred income taxes	8,362	11,616
Other liabilities	153,824	162,349

Total liabilities	3,446,055	3,858,197

Commitments and contingencies
Shareholders’ deficit:
Common stock and additional paid-in capital, 300,000 and 150,000 shares authorized at June 30, 2013 and December 31, 2012, respectively, $0.01 par value, 128,921 and 115,764 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	505,074	4,554
Accumulated deficit	(1,284,946)	(1,371,772)
Accumulated other comprehensive income	(18,186)	7,695

Deficit attributable to Quintiles Transnational Holdings Inc.’s shareholders	(798,058)	(1,359,523)
Equity attributable to noncontrolling interests	170	479

Total shareholders’ deficit	(797,888)	(1,359,044)

Total liabilities and shareholders’ deficit	$2,648,167	$2,499,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Operating activities:
Net income	$86,509	$89,820

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	49,626	46,990
Amortization of debt issuance costs and discount	15,258	3,586
Share-based compensation	11,091	10,469
Gain on disposals of property and equipment, net	(558)	(867)
Loss (earnings) from unconsolidated affiliates	1,326	(1,838)
(Benefit from) provision for deferred income taxes	(12,041)	7,885
Excess income tax benefits on stock option exercises	(409)	(380)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(127,238)	(38,944)
Change in other operating assets and liabilities	(18,180)	(29,390)

Net cash provided by operating activities	5,384	87,331

Investing activities:
Acquisition of property, equipment and software	(64,276)	(33,928)
Acquisition of businesses, net of cash acquired	—	(3,940)
Proceeds from disposition of property and equipment	1,032	1,501
Purchases of equity securities and other investments	—	(13,204)
Investments in and advances to unconsolidated affiliates, net of payments received	(4,668)	(11,859)
Other	513	(1,528)

Net cash used in investing activities	(67,399)	(62,958)

Financing activities:
Proceeds from issuance of debt, net of costs	—	287,790
Repayment of debt and principal payments on capital lease obligations	(384,825)	(11,512)
Issuance of common stock, net of costs	489,941	1,000
Exercise of stock options	253	296
Repurchase of common stock	—	(10,466)
Excess income tax benefits on stock option exercises	409	380
Dividends paid to common shareholders	—	(326,148)

Net cash provided by (used in) financing activities	105,778	(58,660)

Effect of foreign currency exchange rate changes on cash	(25,769)	(5,770)

Increase (decrease) in cash and cash equivalents	17,994	(40,057)
Cash and cash equivalents at beginning of period	567,728	516,299

Cash and cash equivalents at end of period	$585,722	$476,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation and Changes in Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Quintiles Transnational Holdings Inc. (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “SEC”) on May 9, 2013 (the “Prospectus”). The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements of the Company but does not include all disclosures required by GAAP.

Initial Public Offering

On May 9, 2013, the Company’s common stock began trading on the New York Stock Exchange under the symbol “Q”. On May 14, 2013, the Company completed its initial public offering (“IPO”) of its common stock at a price to the public of $40.00 per share. The Company issued and sold 13,125,000 shares of common stock in the IPO. The selling shareholders offered and sold 14,111,841 shares of common stock in the IPO, including 3,552,631 shares that were offered and sold by the selling shareholders pursuant to the full exercise of the underwriters’ option to purchase additional shares. The IPO raised proceeds to the Company of approximately $489.9 million, after deducting underwriting discounts, commissions and related expenses. The Company did not receive any of the proceeds from the sale of the shares sold by the selling shareholders.

Reclassifications and Classification of Depreciation and Amortization

The Company revised its previously reported costs of revenues and selling, general and administrative expenses for the three and six months ended June 30, 2012 to correctly present depreciation and amortization expense associated with selling, general and administrative expenses. This resulted in a decrease in costs of revenues and a corresponding increase in selling, general and administrative expenses of $20.2 million and $39.9 million during the three and six months ended June 30, 2012, respectively. This revision was more than offset by certain other reclassifications between costs of revenues and selling, general and administrative expenses to conform to the current period presentation. These changes had no effect on previously reported total revenues, net income, shareholders’ deficit or cash flows.

The below table summarizes the impact of the revisions for depreciation and amortization expenses and reclassifications for certain other costs as follows (in thousands):

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	As previously		As previously
	reported	As revised	reported	As revised
Costs of revenues	$880,757	$914,075	$1,702,595	$1,773,187
Selling, general and administrative expenses	236,862	203,544	479,931	409,339

Income Taxes

Income tax expense includes United States federal, state and international income taxes. Certain items of income and expense are not reported in income tax returns and financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. Beginning in 2013, the undistributed earnings of most of the Company’s foreign subsidiaries are considered to be indefinitely reinvested outside of the United States. Accordingly, a deferred income tax liability has not been provided related to those undistributed earnings. Interest and penalties related to unrecognized income tax benefits are recognized as a component of income tax expense as discussed further in Note 13.

2.	Employee Stock Compensation

The Company’s equity incentive plans include the 2003 and 2008 Stock Incentive Plans, as well as a new plan adopted by the Company’s Board of Directors effective May 8, 2013, under which a total of 11 million shares of common stock were reserved for issuance. The Company granted options to purchase shares of its common stock as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options granted to purchase shares of common stock	2,026	1,049	2,101	1,049

As of June 30, 2013, there were options outstanding to acquire 13.1 million shares of the Company’s common stock.

The Company recognized share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Share-based compensation expense	$6,617	$3,083	$11,091	$10,469

The Company used the following assumptions when estimating the value of the share-based awards issued as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected volatility	18 – 44%	37 – 49%	18 – 47%	37 – 49%
Weighted average expected volatility	40%	44%	40%	43%
Expected dividends	0.0%	4.82%	0.0 – 5.45%	4.82%
Expected term (in years)	0.25 – 6.4	2.0 – 7.0	0.25 – 6.4	2.0 – 7.0
Risk-free interest rate	0.04 – 1.8%	0.29 – 1.28%	0.04 – 1.8%	0.29 – 1.28%

As of June 30, 2013, there were 244,650 cash-settled stock appreciation rights outstanding. The stock appreciation rights require the Company to settle in cash an amount equal to the difference between the fair value of the Company’s common stock on the date of the exercise and the grant price, multiplied by the number of stock appreciation rights being exercised.

3.	Concentration of Credit Risk

No customer accounted for 10% or more of consolidated service revenues for the three and six months ended June 30, 2013 or 2012.

4.	Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Trade:
Billed	$377,548	$346,732
Unbilled services	491,510	400,610

	869,058	747,342
Allowance for doubtful accounts	(1,847)	(1,969)

	$867,211	$745,373

5.	Goodwill

The following is a summary of goodwill by segment for the six months ended June 30, 2013 (in thousands):

	Product Development	Integrated Healthcare Services	Consolidated
Balance as of December 31, 2012	$237,757	$64,672	$302,429
Impact of foreign currency fluctuations	(2,668)	(4,501)	(7,169)

Balance as of June 30, 2013	$235,089	$60,171	$295,260

6.	Investments – Debt, Equity and Other Securities

In December 2011, the Company and Intarcia Therapeutics (“Intarcia”) entered into an alliance to develop a new therapy for type 2 diabetes whereby Intarcia will use the Company to conduct Phase III pivotal trials and a cardiovascular outcomes trial. Under the alliance, the Company provided Intarcia a customer incentive of $12.5 million and acquired $5.0 million of preferred stock of Intarcia. As of June 30, 2013 and December 31, 2012, the total customer incentive of $11.5 million and $11.9 million, respectively, has been recorded in deposits and other assets on the accompanying condensed consolidated balance sheets. The $5.0 million investment in preferred stock of Intarcia is recorded in “investments — debt, equity and other securities” on the accompanying condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012. The customer incentive is being amortized in proportion to the revenues earned as a reduction of revenue recorded under the service arrangements.

7.	Derivatives

As of June 30, 2013, the Company held the following derivative positions: (i) a freestanding warrant to purchase shares of common stock of a third party, (ii) forward exchange contracts to protect against foreign exchange movements for certain forecasted foreign currency cash flows related to service contracts and (iii) interest rate swaps to hedge the exposure to variability in interest payments on variable interest rate debt. The Company does not use derivative financial instruments for speculative or trading purposes.

On June 30, 2011, in connection with a financial arrangement with a third party, the Company acquired a freestanding warrant to purchase shares of the third party’s common stock. No quoted price is available for the warrant. Accordingly, the Company uses various valuation techniques to value the warrant, including the present value of estimated expected future cash flows, option-pricing models and fundamental analysis. Factors affecting the valuation include the current price of the underlying common stock, the exercise price of the warrant, the expected time to exercise the warrant, the estimated price volatility of the underlying common stock over the life of the warrant and the restrictions on the transferability of or ability to exercise the warrant. The Company did not sell derivative instruments during the three and six months ended June 30, 2013 or 2012.

As of June 30, 2013, the Company had 12 open foreign exchange forward contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2013 and 2014. As these contracts were entered into to hedge the risk of the potential volatility in the cash flows resulting from fluctuations in currency exchange rates during the remainder of 2013 and the first three months of 2014, these transactions are accounted for as cash flow hedges. As such, the effective portion of the gain or loss on the contracts is recorded as unrealized gains (losses) on derivatives included in the accumulated other comprehensive income component of shareholders’ deficit. These hedges are highly effective. Upon expiration of the hedge instruments during 2013 and the first three months of 2014, the Company will reclassify the unrealized holding gains and losses on the derivative instruments included in the accumulated other comprehensive income component of shareholders’ deficit into income. The unrealized gains are included in other current assets and the unrealized losses are included in other current liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012.

On June 9, 2011, the Company entered into six interest rate swaps effective September 28, 2012 and expiring between September 30, 2013 and March 31, 2016 in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. At June 30, 2013, the interest rate swaps effectively converted approximately 47.3%, or $975.0 million of the Company’s borrowings under its secured credit facilities, which are variable rate debt, to a fixed rate of approximately 2.53% plus the applicable margin of 3.25%. The critical terms of the interest rate swaps were substantially the same as those of the Company’s senior secured credit facilities, including quarterly interest settlements. These interest rate swaps are being accounted for as cash flow hedges as these transactions were entered into to hedge the Company’s interest payments and these hedges are deemed to be highly effective. As such, the effective portion of the gains or losses on the derivative instruments are recorded as unrealized gains (losses) on derivatives included in the accumulated other comprehensive income component of shareholders’ deficit. At June 30, 2013 and December 31, 2012, the unrealized losses included in accumulated other comprehensive income were $28.6 million and $34.0 million, respectively, and the Company does not expect to recognize any of the unrealized losses in its income during the next 12 months, as it is expected that these hedges will continue to be highly effective. The Company includes the impact from these hedges in the same line item as the hedged item on the accompanying condensed consolidated statements of cash flows.

The fair values of the Company’s derivative instruments designated as hedging instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table (in thousands):

	Balance Sheet Classification	June 30, 2013	December 31, 2012
Foreign exchange forward contracts	Other current assets	$—	$465

Foreign exchange forward contracts	Other current liabilities	$1,160	$—
Interest rate swaps	Other current liabilities	28,550	34,007

Total		$29,710	$34,007

The fair values of the Company’s derivative instruments not designated as hedging instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table (in thousands):

	Balance Sheet Classification	June 30, 2013	December 31, 2012
Warrants	Deposits and other assets	$34	$29

The effect of the Company’s cash flow hedging instruments on other comprehensive income (loss) is summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Foreign exchange forward contracts	$766	$(1,090)	$(1,625)	$1,191
Interest rate swaps	3,545	(5,982)	5,457	(9,825)

Total	$4,311	$(7,072)	$3,832	$(8,634)

Losses (gains) from derivative instruments not designated as hedges impacting the Company’s condensed consolidated statements of income are summarized below (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Classification	2013	2012	2013	2012
Warrants	Other expense (income), net	$6	$—	$(5)	$4
Foreign exchange forward contracts	Other expense (income), net	—	327	—	590

Total		$6	$327	$(5)	$594

8.	Fair Value Measurements

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of June 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Marketable equity securities	$2,496	$—	$—	$2,496
Warrants	—	—	34	34

Total	$2,496	$—	$34	$2,530

Liabilities:
Foreign exchange forward contracts	$—	$1,160	$—	$1,160
Interest rate swaps	—	28,550	—	28,550
Contingent consideration	—	—	3,408	3,408

Total	$—	$29,710	$3,408	$33,118

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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the six months ended June 30 (in thousands):

	Warrants – Deposits and Other Assets		Contingent Consideration – Accounts Payable and Accrued Expenses
	2013	2012	2013	2012
Balance as of January 1	$29	$12	$3,521	$6,165
Purchases and issuances	—	—	—	—
Revaluations included in earnings	5	(4)	(113)	(4,765)

Balance as of June 30	$34	$8	$3,408	$1,400

The revaluations for the warrants and the contingent consideration are recognized in other expense (income), net on the accompanying condensed consolidated statements of income.

Non-recurring Fair Value Measurements

Certain assets are carried on the accompanying condensed consolidated balance sheets at cost and are not remeasured to fair value on a recurring basis. These assets include cost and equity method investments and loans that are written down to fair value for declines which are deemed to be other-than-temporary, definite-lived intangible assets which are tested when a triggering event occurs, and goodwill and identifiable indefinite-lived intangible assets which are tested for impairment annually and when a triggering event occurs.

As of June 30, 2013, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $622.6 million were identified as Level 3. These assets are comprised of cost and equity method investments of $55.6 million, goodwill of $295.3 million and identifiable intangible assets of $271.7 million. During the three and six months ended June 30, 2013, there were no changes in the valuation techniques used to determine the fair values of the Company’s assets not remeasured on a recurring basis.

The Company has unfunded cash commitments totaling approximately $44.8 million related to its cost and equity method investments as of June 30, 2013.

Other

The estimated fair value of the Company’s long-term debt was $2.1 billion at June 30, 2013 and $2.5 billion at December 31, 2012 compared to carrying amounts aggregating $2.0 billion and $2.4 billion at each of these periods, respectively. The estimates of fair value are primarily based on the rates in which the debt is traded among banks.

9.	Noncontrolling Interests

Below is a summary of noncontrolling interests (in thousands):

	Six Months Ended June 30,
	2013	2012
Balance, January 1	$479	$788
Comprehensive loss:
Net loss	(317)	(654)
Foreign currency adjustments, net of income tax	8	42

Balance, June 30	$170	$176

10.	Credit Arrangements

In May 2013, the Company used $308.9 million of cash to pay all amounts outstanding under the $300.0 million term loan obtained in February 2012 (including accrued interest and related fees and expenses) and $50.0 million of cash to pay down indebtedness under its senior secured credit facilities.

In connection with the repayment of debt, the Company recognized a $16.5 million loss on extinguishment of debt during the three and six months ended June 30, 2013. The loss on extinguishment of debt included approximately $5.6 million of unamortized debt issuance costs, $4.8 million of unamortized discount and $6.1 million of related fees and expenses.

11.	Restructuring

In February 2013, the Company’s Board of Directors approved a restructuring plan of up to $15.0 million to migrate the delivery of services, primarily in the Product Development segment, and to reduce anticipated overcapacity in selected areas, primarily in the Integrated Healthcare Services segment. These actions are expected to continue throughout 2013 and are expected to result in severance for approximately 400 positions. The Company recognized approximately $3.2 million and $5.2 million of total restructuring costs related to this plan during the three and six months ended June 30, 2013, respectively. All of the restructuring costs are related to severance costs, with approximately $2.8 million and $1.9 million related to activities in the Product Development segment and in the Integrated Healthcare Services segment, respectively. The remaining charge of approximately $407,000 was related to corporate activities. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management.

As of June 30, 2013, the following amounts were recorded for the restructuring plans (in thousands):

		Severance and Related Costs			Exit Costs
	Balance at December 31, 2012	Expense, Net of Reversals	Payments	Foreign Currency Translation	Expense, Net of Reversals	Payments	Foreign Currency Translation	Balance at June 30, 2013
2013 Plan	$—	$5,166	$(3,797)	$(24)	$—	$—	$—	$1,345
2012 Plan	11,220	(252)	(7,449)	(98)	—	—	—	3,421
Prior Year Plans	1,564	(193)	(531)	(13)	(25)	(43)	(1)	758

	$12,784	$4,721	$(11,777)	$(135)	$(25)	$(43)	$(1)	$5,524

12.	Defined Benefit Plans

The following table summarizes the components of pension expense related to the Company’s defined benefit plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$2,973	$3,437	$6,118	$6,950
Interest cost	920	941	1,858	1,888
Expected return on plan assets	(686)	(705)	(1,378)	(1,404)
Amortization of prior service costs	83	103	172	206
Amortization of actuarial losses	174	190	360	380

	$3,464	$3,966	$7,130	$8,020

13.	Income Taxes

The Company’s effective income tax rate was 18.9% and 37.1% for the three months ended June 30, 2013 and 2012, respectively, and 31.8% and 37.1% for the six months ended June 30, 2013 and 2012, respectively. The effective income tax rate for the three and six month periods ended June 30, 2013 were positively impacted by a $16.2 million discrete income tax benefit recognized as a result of the management agreement termination fee and costs associated with debt repayments. In addition, the Company settled certain intercompany notes that had previously been considered long term investments, which resulted in a $11.2 million discrete income tax expense.

The effective income tax rate was also positively impacted by the Company’s change in assertion regarding the undistributed earnings of most of its foreign subsidiaries that are considered to be indefinitely reinvested outside of the United States at June 30, 2013. Prior to June 2013, the Company had not considered the majority of the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. Accordingly, the three and six month periods ended June 30, 2012 were negatively impacted by income taxes provided on most of the earnings of the foreign subsidiaries, as a deferred income tax liability was recorded each quarter for the anticipated income tax costs of repatriating those earnings in the future. Management reevaluated this assertion following the IPO, as a portion of the IPO proceeds were used to pay down debt held in the United States as well as the fact the Company does not anticipate paying dividends in the foreseeable future, which had been significant in the past. With this reduction of debt and related interest expense and the change in approach related to payment of dividends, the Company expects to be able to support the cash needs of the domestic subsidiaries without repatriating cash from the affected foreign subsidiaries. The Company expects to utilize the cash generated outside of the United States to fund growth outside of the United States. As a result of the assertion change, the Company recorded an $8.1 million discrete income tax benefit to reverse the deferred income tax liability previously recorded on undistributed foreign earnings prior to 2013 that are now considered indefinitely reinvested outside of the United States. In addition, the estimated annual effective income tax rate for 2013 decreased due to the indefinitely reinvested assertion which resulted in a $7.3 million one-time income tax benefit for the three months ended June 2013 to adjust income taxes recorded on the first quarter earnings to the new estimated annual effective income tax rate.

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

Due to the geographic breadth of the Company’s operations, numerous tax audits may be ongoing throughout the world at any point in time. Income tax liabilities are recorded based on estimates of additional income taxes which will be due upon the conclusion of these audits. Estimates of these income tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of income tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be materially different from these estimates. In such an event, the Company will record additional income tax expense or income tax benefit in the period in which such resolution occurs.

14.	Comprehensive Income

Below is a summary of the components of accumulated other comprehensive income (in thousands):

	June 30, 2013	December 31, 2012
Foreign currency translation adjustments	$(9,364)	$19,349
Net unrealized gains on marketable securities	536	467
Net unrealized losses on derivative instruments	(29,726)	(33,579)
Defined benefit plan adjustments	(7,720)	(8,235)
Income taxes	28,088	29,693

Accumulated other comprehensive (loss) income	$(18,186)	$7,695

15.	Segments

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

Certain costs are not allocated to the Company’s segments and are reported as general corporate and unallocated expenses. These costs primarily consist of share-based compensation and expenses for corporate overhead functions such as finance, human resources, information technology, facilities and legal, as well as certain expenses incurred during the second quarter of 2013 including the $25.0 million fee incurred in connection with the termination of the management agreement with affiliates of certain shareholders and the $1.5 million fee paid in connection with the modification of an agreement for the business usage of an airplane owned by GF Management Company, Inc., a company owned by the Company’s Executive Chairman. The Company does not allocate restructuring or impairment charges to its segments. Information presented below is in thousands:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Product Development	Integrated Healthcare Services	Consolidated	Product Development	Integrated Healthcare Services	Consolidated
Service revenues	$724,170	$220,068	$944,238	$692,123	$252,791	$944,914
Reimbursed expenses	305,930	45,512	351,442	250,570	35,283	285,853

Total revenues	$1,030,100	$265,580	$1,295,680	$942,693	$288,074	$1,230,767

Segment income from operations	$136,093	$12,507	$148,600	$119,144	$20,239	$139,383

General corporate and unallocated expenses			(50,866)			(26,235)
Restructuring costs			(2,837)			(12,263)

Income from operations			$94,897			$100,885

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Product Development	Integrated Healthcare Services	Consolidated	Product Development	Integrated Healthcare Services	Consolidated
Service revenues	$1,430,477	$441,196	$1,871,673	$1,348,485	$484,464	$1,832,949
Reimbursed expenses	568,706	84,142	652,848	484,838	69,564	554,402

Total revenues	$1,999,183	$525,338	$2,524,521	$1,833,323	$554,028	$2,387,351

Segment income from operations	$268,768	$18,752	$287,520	$231,169	$34,556	$265,725

General corporate and unallocated expenses			(72,762)			(60,900)
Restructuring costs			(4,696)			(11,953)

Income from operations			$210,062			$192,872

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Depreciation and amortization expense:
Product Development	$18,601	$16,508	$37,048	$32,387
Integrated Healthcare Services	5,267	6,119	10,620	12,411
Corporate	1,118	1,092	1,958	2,192

	$24,986	$23,719	$49,626	$46,990

16.	Earnings Per Share

The following table shows the weighted-average number of outstanding stock options not included in the computation of diluted earnings per share as the effect of including such stock options in the computation would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted-average shares subject to anti-dilutive stock options	1,217	1,669	1,424	1,885

Stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the notes thereto included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission on May 9, 2013, or the Prospectus.

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

Overview

We are the world’s largest provider of biopharmaceutical development services and commercial outsourcing services. We are positioned at the intersection of business services and healthcare and generated $1,871.7 million of service revenues in the first six months of 2013, conduct business in approximately 100 countries and have approximately 27,000 employees. We use the breadth and depth of our service offerings, our global footprint and our therapeutic, scientific and analytics expertise to help our biopharmaceutical customers, as well as other healthcare customers, navigate the increasingly complex healthcare environment to improve efficiency and to deliver better healthcare outcomes. Our business is currently organized in two reportable segments, Product Development and Integrated Healthcare Services.

Product Development

Product Development provides services and expertise that allow biopharmaceutical companies to outsource the clinical development process from first in man trials to post-launch monitoring. Our comprehensive service offering provides the support and functional expertise necessary at each stage of development, as well as the systems and analytical capabilities to help our customers improve product development efficiency and effectiveness. Product Development is comprised of clinical solutions and services and consulting. Clinical solutions and services provides services necessary to develop biopharmaceutical products. These services include project management and clinical monitoring functions for conducting multi-site trials (generally Phase II-IV) (collectively “core clinical”). These also include clinical trial support services that improve clinical trial decision-making, such as global laboratories, data management, biostatistical, safety and pharmacovigilance, early clinical development trials, and strategic planning and design services, which help improve decisions and performance. Consulting provides strategy and management consulting services based on life science expertise and advanced analytics, as well as regulatory and compliance consulting services.

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

Reimbursed Expenses

Reimbursed expenses may fluctuate from period-to-period due, in part, to where we are in the lifecycle of the many contracts that are in progress at a particular point in time. For instance, these pass-through costs tend to be higher during the early phases of clinical trials as a result of patient recruitment efforts. As reimbursed expenses are pass-through costs to our customers with little to no profit and we believe that the fluctuations from period to period are not meaningful to our underlying performance, we do not provide analysis of the fluctuations in these items or their impact on our financial results.

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

Results of Operations

Backlog and Net New Business

We began 2013 with backlog in place at the beginning of the year of $8,704 million, which was 9% higher than at the beginning of 2012.

Net new business in the second quarter of 2013 of $1,014 million was 13% higher than the $900 million of net new business in the second quarter of 2012, which was driven by growth in Product Development. Product Development’s net new business increased 17% to $871 million for the second quarter of 2013 as compared to $746 million for the same period in 2012, led by increases in core clinical in North America, Europe and Japan.

Net new business grew 16% in the first six months of 2013 to $2,259 million from $1,952 million in the first six months of 2012, which was driven by growth in Product Development, partially offset by a decline in Integrated Healthcare Services. Product Development’s net new business increased 22% to $1,946 million for the first six months in 2013 as compared to $1,592 million for the same period in 2012, led by increases in:

•	Core clinical in Europe due to overall growth in that market, partially offset by lower net new business in Asia-Pacific as a result of higher cancellations and contract modifications,

•	Clinical functional resourcing from contract extensions on existing projects, and

•	Global laboratory service offerings, primarily from our expanding breadth of service offerings due in part to acquisitions made in 2012 and 2011.

Integrated Healthcare Services’ net new business decreased approximately $47 million to $313 million for the first six months of 2013 as an increase in North America (primarily as a result of the fact that the 2012 six month period included a $71 million contract cancellation that did not recur in the 2013 six month period) was more than offset by a decline in new business signings, primarily in Japan.

Our backlog at June 30, 2013 was $9,034 million compared to backlog of $8,704 million at December 31, 2012. Although an increase in backlog will generally result in an increase in revenues to be recognized over time (depending on the level of contract modifications), an increase in backlog at a particular point in time does not necessarily correspond directly to an increase in revenues during a particular period. The extent to which contracts in backlog will result in revenue depends on many factors, including but not limited to delivery against projected schedules, the need for scope changes (change orders), contract cancellations and the nature, duration, size, complexity and phase of the contracts, each of which factors can vary significantly from time to time. Our ability to grow revenues in the near term at rates comparable to our recent historical results will depend on many factors, including but not limited to the factors affecting the rate at which revenues are derived from backlog, continued growth in net new business that will generate revenue and factors not within our control such as economic conditions and trends in the industry in which we do business.

Revenues

	Three Months Ended June 30,		Change
	2013	2012	$	%
	(dollars in thousands)
Service revenues	$944,238	$944,914	$(676)	(0.1%)
Reimbursed expenses	351,442	285,853	65,589	22.9

Total revenues	$1,295,680	$1,230,767	$64,913	5.3%

	Six Months Ended June 30,		Change
	2013	2012	$	%
	(dollars in thousands)
Service revenues	$1,871,673	$1,832,949	$38,724	2.1%
Reimbursed expenses	652,848	554,402	98,446	17.8

Total revenues	$2,524,521	$2,387,351	$137,170	5.7%

For the three months ended June 30, 2013, our service revenues were essentially unchanged compared to the same period in 2012 as approximately $21.1 million, or 2.2%, of constant currency revenue growth was offset by a negative impact of approximately $21.8 million from the effects of foreign currency fluctuations. The constant currency revenue growth resulted from a $40.4 million increase in Product Development partially offset by a decrease of $19.3 million in Integrated Healthcare Services.

For the six months ended June 30, 2013, our service revenues increased $38.7 million, or 2.1%, as compared to the same period in 2012. This increase is comprised of constant currency revenue growth of approximately $77.2 million, or 4.2%, partially offset by a negative impact of approximately $38.4 million from the effects of foreign currency fluctuations. The constant currency revenue growth resulted from a $97.1 million increase in Product Development partially offset by a decrease of $19.9 million in Integrated Healthcare Services.

Service Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Service costs	$617,666	$628,222	$1,228,775	$1,218,785
% of service revenues	65.4%	66.5%	65.7%	66.5%

When compared to the same period in 2012, service costs in the second quarter of 2013 decreased $10.6 million. The decrease included a positive impact of approximately $19.7 million from the effects of foreign currency fluctuations partially offset by a constant currency increase in expenses of approximately $9.1 million. The growth in constant currency service costs was primarily due to an increase in compensation and related expenses. These increases were partially offset by a decline in other expenses directly related to our service contracts.

When compared to the same period in 2012, service costs in the first six months of 2013 increased $10.0 million. The increase included a constant currency increase in expenses of approximately $45.1 million partially offset by a positive impact of approximately $35.1 million from the effects of foreign currency fluctuations. The constant currency service costs growth was due to an increase in compensation and related expenses and other expenses directly related to our service contracts. This increase in compensation and related expenses was partially offset by a reduction of an accrual for statutory profit sharing of approximately $5.4 million as a result of guidance handed down by an administrative court in France. The increase in other expenses related to our service contracts was due to an increase in third party costs, primarily related to a new agreement to distribute pharmaceutical products in Italy, and various other individually insignificant factors.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Selling, general and administrative expenses	$228,838	$203,544	$428,140	$409,339
% of service revenues	24.2%	21.5%	22.9%	22.3%

The $25.3 million increase in selling, general and administrative expenses in the second quarter of 2013 was caused by a constant currency increase of $29.6 million partially offset by a decrease of $4.3 million from a positive foreign currency impact. The constant currency increase was primarily due to expenses incurred related to a $25.0 million fee paid in connection with the termination of our management agreement with affiliates of certain of our shareholders, and a $1.5 million fee paid in connection with the modification of an agreement for the business usage of an airplane owned by GF Management Company, Inc., or GFM, a company controlled by our Executive Chairman. The remainder of the increase was due to an increase in facilities costs and increases in compensation and related expenses.

The $18.8 million increase in selling, general and administrative expenses in the first six months of 2013 was caused by a constant currency increase of $26.4 million partially offset by a decrease of $7.6 million from a positive foreign currency impact. The constant currency increase was primarily due to expenses incurred related to a $25.0 million fee paid in connection with the termination of our management agreement with affiliates of certain of our shareholders, and a $1.5 million fee paid in connection with the modification of an agreement for the business usage of an airplane owned by GFM. Increases related to facilities costs and increases in compensation and related expenses were more than offset by the fact that the first quarter of 2012 included expenses related to the repricing of certain stock options in connection with dividends paid to our shareholders (resulting in incremental stock-based compensation expense of $4.5 million) and a bonus paid to certain option holders (totaling $8.9 million), which did not recur in 2013.

Restructuring Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Restructuring costs	$2,837	$12,263	$4,696	$11,953

We recognized $2.8 million and $4.7 million of restructuring charges, net of reversals for changes in estimates, during the three and six months ended June 30, 2013, respectively, which was primarily related to our February 2013 restructuring plan to migrate the delivery of services and to reduce anticipated overcapacity in selected areas. These actions are expected to continue throughout 2013 and are expected to result in severance for approximately 400 positions. We believe that this plan will result in annual cost savings of approximately $15.0 to $20.0 million.

Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Interest income	$(785)	$(322)	$(1,237)	$(747)
Interest expense	$31,884	$33,130	$67,926	$62,475

Interest expense for the three months ended June 30, 2013 was lower than the same period in 2012 primarily due to a decrease in the average debt outstanding in the 2013 quarter resulting from the repayment of the $300.0 million term loan, which Quintiles Transnational Holdings Inc. obtained in February 2012 and paid in full in May 2013, the pay down of $50.0 million of outstanding indebtedness under our senior secured credit facilities in May 2013, and the mandatory prepayment of $33.8 million of outstanding indebtedness under our senior secured credit facilities in the first quarter of 2013. In addition, the rate of interest on the term loans under our senior secured credit facilities was lower than it was during the same period in 2012 as a result of the refinancing transaction in the fourth quarter of 2012.

Interest expense increased for the six months ended June 30, 2013 as compared to same period in 2012 primarily due to an increase in the average debt outstanding during the 2013 six month period, which more than offset the impact of the lower rate of interest from the refinancing transaction in the fourth quarter of 2012. The average debt balance in the 2013 six month period was higher as the impact of the debt repayments discussed above were more than offset by the increase that resulted from the $175.0 million term loan, which Quintiles Transnational Corp, our wholly-owned subsidiary, obtained under the credit agreement governing our senior secured credit facilities in October 2012.

Loss on Extinguishment of Debt

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Loss on extinguishment of debt	$16,543	$—	$16,543	$—

During the three and six months ended June 30, 2013, we recognized a $16.5 million loss on extinguishment of debt related to payment of all amounts outstanding under the $300.0 million term loan and a $50.0 million pay down of outstanding indebtedness under our senior secured credit facilities. The loss on extinguishment of debt included approximately $5.6 million of unamortized debt issuance costs, $4.8 million of unamortized discount and $6.1 million of fees and expenses.

Other Expense (Income), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Other expense (income), net	$536	$(6,159)	$(1,846)	$(8,578)

Other expense (income), net includes foreign currency losses of $920,000 in the three months ended June 30, 2013 as compared to a gain of $1.3 million during the three months ended June 30, 2012. The six months ended June 30, 2013 includes a foreign currency gain of $898,000 as compared to a $3.7 million gain during the six months ended June 30, 2012. In addition, the three and six months ended June 30, 2012 included income of approximately $5.0 million and $4.8 million, respectively, due to changes in estimates related to the estimated earn-out payments, net of accretion expense, for two of our acquisitions completed during the fourth quarter of 2011.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Income tax expense	$8,830	$27,558	$40,948	$51,809
Effective income tax rate	18.9%	37.1%	31.8%	37.1%

The effective income tax rate for the three and six month periods ended June 30, 2013 were positively impacted by a $16.2 million discrete income tax benefit recognized as a result of the management agreement termination fee and costs associated with debt repayments. In addition, we settled certain intercompany notes that had previously been considered long term investments, which resulted in a $11.2 million discrete income tax expense.

The effective income tax rate was also positively impacted by our change in assertion regarding the undistributed earnings of most of our foreign subsidiaries that are considered to be indefinitely reinvested outside of the United States at June 30, 2013. Prior to June 2013, we had not considered the majority of the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. Accordingly, the three and six month periods ended June 30, 2012 were negatively impacted by income taxes provided on most of the earnings of the foreign subsidiaries, as a deferred income tax liability was recorded each quarter for the anticipated income tax costs of repatriating those earnings in the future. We reevaluated this assertion following the IPO, as a portion of the IPO proceeds were used to pay down debt held in the United States as well as the fact we do not anticipate paying dividends in the foreseeable future, which had been significant in the past. With this reduction of debt and related interest expense and the change in approach related to payment of dividends, we expect to be able to support the cash needs of our domestic subsidiaries without repatriating cash from the affected foreign subsidiaries. We expect to utilize the cash generated outside of the United States to fund growth outside of the United States. As a result of the assertion change, we recorded an $8.1 million discrete income tax benefit to reverse the deferred income tax liability previously recorded on undistributed foreign earnings prior to 2013 that are now considered indefinitely reinvested outside of the United States. In addition, the estimated annual effective income tax rate for 2013 decreased due to the indefinitely reinvested assertion which resulted in a $7.3 million one-time income tax benefit for the three months ended June 2013 to adjust income taxes recorded on the first quarter earnings to the new estimated annual effective income tax rate.

Segments

Service revenues and income from operations by segment are as follows (dollars in millions):

Three Months Ended June 30, 2013 and 2012

	Service Revenues		Income from Operations		Operating Profit Margin
	2013	2012	2013	2012	2013	2012
Product Development	$724.2	$692.1	$136.1	$119.2	18.8%	17.2%
Integrated Healthcare Services	220.0	252.8	12.5	20.2	5.7	8.0

Total segment	944.2	944.9	148.6	139.4	15.7%	14.8%
General corporate and unallocated expenses			(50.9)	(26.2)
Restructuring costs			(2.8)	(12.3)

Consolidated	$944.2	$944.9	$94.9	$100.9

Six Months Ended June 30, 2013 and 2012

	Service Revenues		Income from Operations		Operating Profit Margin
	2013	2012	2013	2012	2013	2012
Product Development	$1,430.5	$1,348.5	$268.8	$231.2	18.8%	17.1%
Integrated Healthcare Services	441.2	484.4	18.7	34.5	4.2	7.1

Total segment	1,871.7	1,832.9	287.5	265.7	15.4%	14.5%
General corporate and unallocated expenses			(72.7)	(60.9)
Restructuring costs			(4.7)	(11.9)

Consolidated	$1,871.7	$1,832.9	$210.1	$192.9

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of share-based compensation and expenses for corporate office functions such as senior leadership, finance, human resources, information technology, facilities and legal, as well as certain expenses incurred during the second quarter of 2013 including the $25.0 million fee incurred in connection with the termination of the management agreement with affiliates of certain shareholders and the $1.5 million fee paid in connection with the modification of an agreement for the business usage of an airplane owned by GF Management Company, Inc., a company controlled by our Executive Chairman.

Product Development

	Three Months Ended June 30,		Change
	2013	2012	$	%
	(dollars in millions)
Service revenues	$724.2	$692.1	$32.1	4.6%
Costs of service revenues	441.9	428.9	13.0	3.0
as a percentage of service revenues	61.0%	62.0%
Selling, general and administrative expenses	146.2	144.0	2.2	1.5

Segment income from operations	$136.1	$119.2	$16.9	14.2%

	Six Months Ended June 30,		Change
	2013	2012	$	%
	(dollars in millions)
Service revenues	$1,430.5	$1,348.5	$82.0	6.1%
Costs of service revenues	870.8	833.2	37.6	4.5
as a percentage of service revenues	60.9%	61.8%
Selling, general and administrative expenses	290.9	284.1	6.8	2.4

Segment income from operations	$268.8	$231.2	$37.6	16.3%

Service Revenues

Product Development’s service revenues were $724.2 million in the second quarter of 2013, an increase of $32.1 million, or 4.6%, over the same period in 2012. This increase is comprised of constant currency revenue growth of $40.4 million, or 5.8%, partially offset by a negative impact of approximately $8.3 million due to the effect of foreign currency fluctuations. The constant currency service revenues growth was primarily a result of a volume-related increase of $42.9 million in clinical solutions and services, and $6.4 million from a business acquired in the third quarter of 2012, which were partially offset by a decrease of $8.9 million from consulting services.

Product Development’s service revenues were $1,430.5 million in the first six months of 2013, an increase of $82.0 million, or 6.1%, over the same period in 2012. This increase is comprised of constant currency revenue growth of $97.1 million, or 7.2%, partially offset by a negative impact of approximately $15.1 million due to the effect of foreign currency fluctuations. The constant currency service revenues growth was primarily a result of a volume-related increase of $100.0 million in clinical solutions and services, and $12.1 million from a business acquired in the third quarter of 2012, which were partially offset by a decrease of $15.0 million from consulting services.

Our clinical solutions and services growth for both the three and six month periods was concentrated in Europe and the Americas. This growth was due largely to growth in the overall market as well as a consistent history of year-over-year growth in net new business. Also contributing was strong net new business in Europe in 2013. This growth was tempered by a decrease in service revenues from consulting services resulting primarily from reduced activity on a project assisting a customer on a regulatory compliance matter, which we expect to continue to wind down over the remainder of 2013.

Costs of Service Revenues

Product Development’s costs of service revenues were higher by approximately $13.0 million in the second quarter of 2013, which was comprised of a $22.7 million constant currency increase partially offset by a reduction of $9.7 million from the positive effect of foreign currency fluctuations. On a constant currency basis, the increase in costs of service revenues was primarily due to an increase in compensation and related expenses resulting from an increase in billable headcount needed to support our higher volume of revenue, $4.9 million from a business acquired in the third quarter of 2012 and various other individually insignificant factors. These increases were partially offset by a decline in other expenses directly related to our service contracts. As a percent of service revenues, Product Development’s costs of service revenues were 61.0% and 62.0% in the second quarter of 2013 and 2012, respectively. The decrease in costs of service revenues as a percentage of service revenues was primarily a result of a closer alignment of resources with project requirements.

Product Development’s costs of service revenues were higher by approximately $37.6 million in the first six months of 2013, which was comprised of a $55.0 million constant currency increase partially offset by a reduction of $17.4 million from the positive effect of foreign currency fluctuations. On a constant currency basis, the increase in costs of service revenues was primarily due to an increase in compensation and related expenses resulting from an increase in billable headcount needed to support our higher volume of revenue, $9.2 million from a business acquired in the third quarter of 2012 and various other individually insignificant factors. This increase in compensation and related expenses was partially offset by a reduction of an accrual for statutory profit sharing of approximately $5.4 million as a result of guidance handed down by an administrative court in France and lower third party and travel costs. As a percent of service revenues, Product Development’s costs of service revenues were 60.9% and 61.8% in the first six months of 2013 and 2012, respectively. The decrease in costs of service revenues as a percentage of service revenues was primarily a result of a closer alignment of resources with project requirements as well as an improvement in Europe related to the profit sharing accrual reversal.

Selling, General and Administrative Expenses

As a percent of service revenues, Product Development’s selling, general and administrative expenses were 20.2% and 20.8% in the second quarter of 2013 and 2012, respectively. Product Development’s selling, general and administrative expenses increased approximately $2.2 million in the second quarter of 2013 as compared to the same period in 2012. This increase was primarily caused by higher facility costs and incremental costs of approximately $2.0 million resulting from the business combination completed during the third quarter of 2012. The remaining increase was primarily the result of increases in compensation and related expenses including the impact of merit increases and an increase in headcount. These increases were partially offset by a positive foreign currency impact of approximately $2.8 million.

As a percent of service revenues, Product Development’s selling, general and administrative expenses were 20.3% and 21.1% in the first six months of 2013 and 2012, respectively. Product Development’s selling, general and administrative expenses increased approximately $6.8 million in the first six months of 2013 as compared to the same period in 2012. This increase was primarily caused by higher business development and facility costs and incremental costs of approximately $4.0 million resulting from the business combination completed during the third quarter of 2012. The remaining increase was primarily the result of increases in compensation and related expenses including the impact of merit increases and an increase in headcount. These increases were partially offset by a positive foreign currency impact of approximately $5.1 million.

Integrated Healthcare Services

	Three Months Ended June 30,		Change
	2013	2012	$	%
	(dollars in millions)
Service revenues	$220.0	$252.8	$(32.8)	(13.0%)
Costs of service revenues	175.7	199.3	(23.6)	(11.8)
as a percentage of service revenues	79.9%	78.8%
Selling, general and administrative expenses	31.8	33.3	(1.5)	(4.5)

Segment income from operations	$12.5	$20.2	$(7.7)	(38.1%)

	Six Months Ended June 30,		Change
	2013	2012	$	%
	(dollars in millions)
Service revenues	$441.2	$484.4	$(43.2)	(8.9%)
Costs of service revenues	357.9	385.5	(27.6)	(7.2)
as a percentage of service revenues	81.1%	79.6%
Selling, general and administrative expenses	64.6	64.4	0.2	0.3

Segment income from operations	$18.7	$34.5	$(15.8)	(45.8%)

Service Revenues

Integrated Healthcare Services’ service revenues were $220.0 million in the second quarter of 2013, a decrease of $32.8 million, or 13.0%, over the same period in 2012. This decrease was primarily due to a negative impact of approximately $13.5 million due to the effect of foreign currency fluctuations coupled with a constant currency revenue decrease of $19.3 million, or 7.6%. The decline in constant currency service revenues reflects the fact that net new business has not as yet generated revenue at a rate sufficient to offset the impact of the conclusion of a major contract in Japan during 2012 and reductions in scope and cancellations that occurred in North America.

Integrated Healthcare Services’ service revenues were $441.2 million in the first six months of 2013, a decrease of $43.2 million, or 8.9%, over the same period in 2012. This decrease was primarily due to a negative impact of approximately $23.3 million due to the effect of foreign currency fluctuations coupled with a constant currency revenue decrease of $19.9 million, or 4.1%. The decline in constant currency service revenues was related to the fact that net new business has not as yet generated revenue at a rate sufficient to offset the impact of the conclusion of a major contract in Japan during 2012 and reductions in scope and cancellations that occurred in North America. These declines were partially offset by an increase in revenues in Europe primarily due to product revenue from an agreement to distribute pharmaceutical products in Italy (which began in the second quarter of 2012).

Costs of Service Revenues

Costs of service revenues in the second quarter of 2013 were lower by approximately $23.6 million as compared to the same period in 2012. This decrease was comprised of a reduction of $10.0 million from the effect of foreign currency fluctuations and a $13.6 million constant currency decrease. The constant currency decrease was primarily related to a decrease in compensation and related expenses driven mainly by a decrease in billable headcount. As a percent of service revenues, Integrated Healthcare Services’ costs of service revenues were 79.9% and 78.8% in the second quarter of 2013 and 2012, respectively.

Costs of service revenues in the first six months of 2013 were lower by approximately $27.6 million as compared to the same period in 2012. This decrease was comprised of a reduction of $17.7 million from the effect of foreign currency fluctuations and a $9.9 million constant currency decrease. The constant currency decrease was primarily related to a decrease in compensation and related expenses driven mainly by a decrease in billable headcount. This decrease was partially offset by an increase in costs associated with an agreement to distribute pharmaceutical products in Italy which began in the second quarter of 2012. As a percent of service revenues, Integrated Healthcare Services’ costs of service revenues were 81.1% and 79.6% in the first six months of 2013 and 2012, respectively. The increase in costs of service revenues as a percent of service revenues was primarily as a result of higher revenue from lower margin product sales resulting from the product distribution agreement in Italy.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the second quarter of 2013 were lower by approximately $1.5 million as compared to the same period in 2012. This decrease was primarily due to a positive impact of approximately $1.2 million from the effect of foreign currency fluctuations.

Selling, general and administrative expenses in the first six months of 2013 were essentially flat as compared to the same period in 2012 as higher compensation and related expenses were mostly offset by a reduction of approximately $2.1 million from the positive effect of foreign currency fluctuations.

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

We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which those funds can be accessed on a cost effective basis. The repatriation of cash balances from certain of our subsidiaries could have adverse income tax consequences. During the second quarter of 2013, we changed our assertion regarding the earnings of most of our foreign subsidiaries and now consider them indefinitely reinvested outside of the United States in accordance with the provisions of ASC 740, Income Taxes. Making this assertion limits our ability to repatriate cash from our foreign subsidiaries for the foreseeable future. In making this assertion, we determined that the cash flows expected to be generated in the United States are expected to be sufficient to fund our operating requirements and debt service obligations in the United States and that we expect the cash generated by the affected foreign subsidiaries will be used to fund growth outside of the United States. A future distribution or change in this assertion could result in additional tax liability.

We had a cash balance of $585.7 million at June 30, 2013 ($265.9 million of which was in the United States), an increase from $567.7 million at December 31, 2012.

On May 14, 2013, we completed our initial public offering, or IPO, of our common stock at a price to the public of $40.00 per share. We issued and sold 13,125,000 shares of common stock in the IPO. The selling shareholders offered and sold 14,111,841 shares of common stock in the IPO, including 3,552,631 shares that were offered and sold by the selling shareholders pursuant to the full exercise of the underwriters’ option to purchase additional shares. The IPO raised proceeds to us of approximately $489.9 million, after deducting underwriting discounts, commissions and related expenses. We did not receive any of the proceeds from the sale of shares by the selling shareholders.

We used the net proceeds from the IPO as follows: (i) approximately $308.9 million to pay all amounts outstanding under the $300.0 million term loan including accrued interest and related fees and expenses, (ii) approximately $50.0 million to repay indebtedness under our senior secured credit facilities, and (iii) $25.0 million to pay a one-time fee to terminate our management agreement with GF Management Company, LLC (an entity controlled by Dennis B. Gillings, CBE, our Executive Chairman and a significant shareholder) and the private investment firms of Bain Capital Partners, LLC, TPG Capital, L.P., 3i Corporation, Aisling Capital, LLC and Cassia Fund Management (Private) Limited. We anticipate using the remainder of the net proceeds for general corporate purposes, including strategic growth opportunities.

Based on our current operating plan, we believe that our available cash and cash equivalents, future cash flows from operations and our ability to access funds under our revolving credit facility, will enable us to fund our operating requirements and capital expenditures and meet debt obligations for at least the next 12 months. We regularly evaluate our debt arrangements, as well as market conditions, and from time to time we may explore opportunities to modify our existing debt arrangements or pursue additional financing arrangements that could result in the issuance of new debt securities by us or our affiliates. We may use our existing cash, cash generated from operations or dispositions of assets or businesses and/or proceeds from any new financing arrangements or issuances of debt or equity securities to repay or reduce some of our outstanding obligations, to repurchase shares from our shareholders or for other purposes. While our board of directors will review our dividend policy from time to time, we currently do not intend to pay dividends in the foreseeable future. As part of our ongoing business strategy, we also are continually evaluating new acquisition, expansion and investment possibilities or other strategic growth opportunities, as well as potential dispositions of assets or businesses, as appropriate, including dispositions that may cause us to recognize a loss on certain assets. Should we elect to pursue any such transaction, we may seek to obtain debt or equity financing to facilitate those activities. Our ability to enter into any such potential transactions and our use of cash or proceeds is limited to varying degrees by the terms and restrictions contained in our senior secured credit facilities. We cannot provide assurances that we will be able to complete any such alternative financing arrangements or other transactions on favorable terms or at all.

Long-Term Debt

As of June 30, 2013, we had $2.05 billion of total indebtedness as well as $300.0 million of additional available borrowings under our revolving credit facility. Our long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on our ability to declare dividends and make other restricted payments; prepay, redeem or purchase debt; incur liens; make loans and investments; incur additional indebtedness; amend or otherwise alter debt and other material documents; engage in mergers, acquisitions and asset sales; transact with affiliates; and engage in businesses that are not related to our existing business. As of June 30, 2013, we believe we were in compliance with our debt covenants in all material respects.

See “Management’s Discussion and Analysis – Liquidity and Capital Resources,” “Description of Certain Indebtedness” and Note 11 to our audited consolidated financial statements, each included in the Prospectus, for additional details regarding our credit arrangements.

Six months ended June 30, 2013 and 2012

Cash Flow from Operating Activities

	Six Months Ended June 30,
	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$5,384	$87,331

Cash provided by operating activities decreased by $81.9 million during the first six months of 2013 as compared to the same period in 2012. The decrease in operating cash flow reflected higher cash used in days sales outstanding, or DSO ($88.3 million). The higher cash used in DSO reflected an eight-day increase in DSO in the first six months of 2013 compared to a one-day increase in DSO in the same period in 2012. The net impact on cash from DSO resulted from normal fluctuations in the timing of payments from customers. The DSO can shift significantly at each reporting period depending on the timing of cash receipts under contractual payment terms relative to the recognition of revenue over a project lifecycle. Also contributing to the decrease in cash flow from operating activities were cash payments totaling $32.5 million for a fee paid in connection with the termination of our management agreement with affiliates of certain of our shareholders ($25.0 million), a $1.5 million fee paid in connection with the modification of an agreement for the business usage of an airplane owned by GFM, and a termination fee for the repayment of the $300.0 million term loan ($6.0 million). Partially offsetting these higher uses of cash were lower payments for income taxes ($17.8 million) in the first six months of 2013.

Cash Flow from Investing Activities

	Six Months Ended June 30,
	2013	2012
	(dollars in thousands)
Net cash used in investing activities	$(67,399)	$(62,958)

Cash used in investing activities increased by $4.4 million to $67.4 million during the first six months of 2013, as compared to $63.0 million in the same period in 2012. The uses of cash in the first six months of 2013 consisted primarily of acquisitions of property, equipment and software and cash used to fund investments in unconsolidated affiliates.

Cash Flow from Financing Activities

	Six Months Ended June 30,
	2013	2012
	(dollars in thousands)
Net cash provided by (used in) financing activities	$105,778	$(58,660)

Net cash provided by financing activities increased by $164.4 million to $105.8 million during the first six months of 2013, as compared to cash used of $58.7 million in the same period in 2012. The increase in cash provided by financing activities in the first six months of 2013 was primarily related to the net proceeds of our IPO ($489.9 million). The net IPO proceeds were partially offset by a mandatory prepayment of $33.8 million of outstanding indebtedness under our senior secured credit facilities as a result of excess cash flow (as defined in our credit agreement) generated during the year ended December 31, 2012, payment of all amounts outstanding under the $300.0 million term loan and a $50.0 million pay down of outstanding indebtedness under our senior secured credit facilities. The cash used in financing activities in the first six months of 2012 was as a result of dividends paid to shareholders ($326.1 million), repurchases of common stock ($10.5 million) and principal payments on debt and capital leases ($11.5 million), partially offset by the proceeds from a term loan obtained in February 2012 ($287.8 million).

Net New Business Reporting and Backlog

Net new business is the value of services awarded during the period from projects under signed contracts, letters of intent and, in some cases, pre-contract commitments, which are supported by written communications and adjusted for contracts that were modified or canceled during the period.

Consistent with our methodology for calculating net new business during a particular period, backlog represents, at a particular point in time, future service revenues from work not yet completed or performed under signed contracts, letters of intent and, in some cases, pre-contract commitments that are supported by written communications. Once work begins on a project, service revenues are recognized over the duration of the project. Included within backlog at June 30, 2013 is approximately $5,918 million of backlog that we do not expect to generate revenue in the next twelve months.

Backlog was as follows:

	June 30, 2013	December 31, 2012
	(dollars in millions)
Backlog	$9,034	$8,704

Net new business was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in millions)
Net new business	$1,014	$900	$2,259	$1,952

We believe that backlog and net new business may not be consistent indicators of future results because they have been and likely will be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, cancellations, and changes to the scope of work during the course of projects. Additionally, projects may be terminated or delayed by the customer or delayed by regulatory authorities. Projects that have been delayed remain in backlog, but the timing of the revenue generated may differ from the timing originally expected. Accordingly, historical indications of the relationship of backlog and net new business to revenues may not be indicative of the future relationship.

Contractual Obligations and Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

With the exception of the use of proceeds from our IPO described above under Liquidity and Capital Resources, there have been no significant changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in the Prospectus.

Application of Critical Accounting Policies

With the exception of our accounting policy for income taxes as discussed below, there have been no significant changes to our critical accounting policies as previously disclosed in the Prospectus.

Income Taxes

Certain items of income and expense are not recognized on our income tax returns and financial statements in the same year, which creates timing differences. The income tax effect of these timing differences results in (1) deferred income tax assets that create a reduction in future income taxes and (2) deferred income tax liabilities that create an increase in future income taxes. Recognition of deferred income tax assets is based on management’s belief that it is more likely than not that the income tax benefit associated with certain temporary differences, income tax operating loss and capital loss carry forwards and income tax credits, would be realized. We recorded a valuation allowance to reduce our deferred income tax assets for those deferred income tax items for which it was more likely than not that realization would not occur. We determined the amount of the valuation allowance based, in part, on our assessment of future taxable income and in light of our ongoing income tax strategies. If our estimate of future taxable income or tax strategies changes at any time in the future, we would record an adjustment to our valuation allowance. Recording such an adjustment could have a material effect on our financial position.

Income tax expense is based on the distribution of profit before income tax among the various taxing jurisdictions in which we operate, adjusted as required by the income tax laws of each taxing jurisdiction. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate. Beginning in 2013, we consider the undistributed earnings of most of our foreign subsidiaries to be indefinitely reinvested outside of the United States. Accordingly, we have not provided a deferred income tax liability related to those undistributed earnings.

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

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.

Item 1A.	Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Prospectus. There have been no significant changes from the risk factors previously disclosed in the Prospectus.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

During the second quarter of 2013, we issued a total of 5,400 shares of common stock in connection with the exercise of the same number of employee stock options for the aggregate consideration of $105,672. The securities were issued without registration in reliance on the exemptions afforded by Section 4(a)(2) of the Securities Act and/or Rule 701 promulgated under the Securities Act.

Use of Proceeds from Registered Securities

On May 14, 2013, we completed the IPO of our common stock at a price to the public of $40.00 per share. The shares sold in the offering were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-186708 and 333-188466), which were declared effective by the SEC as of May 8, 2013. The aggregate amount registered and sold under the registration statements was approximately $1.1 billion. We issued and sold 13,125,000 shares of common stock for gross offering proceeds of $525.0 million, and the selling shareholders offered and sold 14,111,841 shares of common stock, including 3,552,631 shares that were offered and sold by the selling shareholders pursuant to the full exercise of the underwriters’ option to purchase additional shares, for gross offering proceeds of $564.5 million. Our proceeds from the IPO were approximately $489.9 million, after deducting $28.9 million of underwriting discounts and commissions and $6.2 million of other expenses, none of which were paid to our affiliates. We did not receive any of the proceeds from the sale of shares by the selling shareholders.

Morgan Stanley & Co. LLC, Barclays Capital Inc. and J.P. Morgan Securities LLC served as joint book-running managers and as representatives of the underwriters for the IPO. The offering commenced on May 8, 2013 and did not terminate before all of the securities registered in the Registration Statement were sold.

As contemplated in the Prospectus, we used the net proceeds from the IPO as follows: (i) $308.9 million to pay all amounts outstanding under the $300.0 million term loan we obtained in February 2012, including accrued interest and related fees and expenses, (ii) $50.0 million to repay indebtedness under our senior secured credit facilities, and (iii) $25.0 million to pay a one-time fee to terminate our management agreement with GF Management Company, LLC (an entity controlled by Dennis B. Gillings, CBE, our Executive Chairman and a significant shareholder) and the private investment firms of Bain Capital Partners, LLC, TPG Capital, L.P., 3i Corporation, Aisling Capital, LLC and Cassia Fund Management (Private) Limited, which are affiliates of certain of our shareholders. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, other than the proceeds used to terminate the management agreement. For more information concerning the material relationships between us and the parties to the management agreement, see the section entitled “Certain Relationships and Related Person Transactions” in the Prospectus. We anticipate using the remainder of the net proceeds for general corporate purposes, including strategic growth opportunities.

Purchases of Equity Securities by the Issuer

Not applicable.

Item 6.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Articles of Incorporation of Quintiles Transnational Holdings Inc.		S-1/A	333-186708	3.1	May 6, 2013

3.2	Second Amended and Restated Bylaws of Quintiles Transnational Holdings Inc.		10-Q	001-35907	3.2	May14, 2013

4.1	Specimen Common Stock Certificate of Quintiles Transnational Holdings Inc.		S-1/A	333-186708	4.1	April 26, 2013

4.2	Second Amended and Restated Registration Rights Agreement, dated May 14, 2013, among Quintiles Transnational Holdings Inc. and the shareholders identified therein.		8-K	001-35907	4.1	May 15, 2013

10.1	Amendment No. 1, dated May 8, 2013, to Shareholders Agreement, dated January 22, 2008, among Quintiles Transnational Corp. and the shareholders identified therein.		10-Q	001-35907	10.1	May 14, 2013

10.2	Amendment No. 1, dated May 8, 2013, to Management Agreement, dated January 22, 2008, among Quintiles Transnational Corp. and the parties identified therein.		10-Q	001-35907	10.2	May 14, 2013

10.3	Amendment, dated May 8, 2013, to Management Rights Letter from Quintiles Transnational Corp. to Aisling Capital II, L.P.	X

10.4	Amendment No. 1, dated May 8, 2013, to Management Rights Agreement between Quintiles Transnational Corp. and 3i Growth Healthcare Fund 2008 L.P.	X

10.5	Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.22	April 19, 2013

10.6	Form of Award Agreement Awarding Nonqualified Stock Options to Employees under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.23	April 19, 2013

10.7	Form of Award Agreement Awarding Nonqualified Stock Options to Non-Employee Directors under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.24	April 19, 2013

10.8	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.56	April 19, 2013

10.9	Quintiles Transnational Holdings Inc. Annual Management Incentive Plan.		S-1/A	333-186708	10.57	April 19, 2013

10.10	Fifth Amendment, dated April 18, 2013, to Executive Employment Agreement, dated September 25, 2003, between Dennis B. Gillings and Quintiles Transnational Corp.		S-1/A	333-186708	10.32	April 19, 2013

10.11	Amendment, dated December 30, 2008, and Supplement, dated April 18, 2013, to Executive Employment Agreement, dated June 14, 2004, between John D. Ratliff and Quintiles Transnational Corp.		S-1/A	333-186708	10.43	April 19, 2013

10.12	Form of Director Indemnification Agreement.		S-1/A	333-186708	10.13	April 19, 2013

10.13	Description of Independent Director Compensation.		S-1/A	333-186708	10.59	April 26, 2013

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	X

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Durham, State of North Carolina, on August 1, 2013.

QUINTILES TRANSNATIONAL HOLDINGS INC.

/s/ Kevin K. Gordon
Kevin K. Gordon Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)