Form 10-Q
period 2013-09-30
Quintiles Transnational Holdings Inc.
filed 2013-10-31
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	128,928,617 shares outstanding as of October 24, 2013

QUINTILES TRANSNATIONAL HOLDINGS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Service revenues	$932,727	$913,588	$2,804,400	$2,746,537
Reimbursed expenses	263,112	285,986	915,960	840,388

Total revenues	1,195,839	1,199,574	3,720,360	3,586,925

Costs, expenses and other:
Costs of revenue, service costs	600,694	612,106	1,829,469	1,830,891
Costs of revenue, reimbursed expenses	263,112	285,986	915,960	840,388
Selling, general and administrative	199,573	192,780	627,713	602,119
Restructuring costs	7,201	(434)	11,897	11,519

Income from operations	125,259	109,136	335,321	302,008

Interest income	(1,119)	(848)	(2,356)	(1,595)
Interest expense	28,756	33,513	96,682	95,988
Loss on extinguishment of debt	—	—	16,543	—
Other expense (income), net	3,224	3,850	1,378	(4,728)

Income before income taxes and equity in (losses) earnings of unconsolidated affiliates	94,398	72,621	223,074	212,343
Income tax expense	27,459	21,542	68,407	73,351

Income before equity in (losses) earnings of unconsolidated affiliates	66,939	51,079	154,667	138,992
Equity in (losses) earnings of unconsolidated affiliates	(355)	896	(1,574)	2,803

Net income	66,584	51,975	153,093	141,795
Net loss attributable to noncontrolling interests	185	123	502	777

Net income attributable to Quintiles Transnational Holdings Inc.	$66,769	$52,098	$153,595	$142,572

Earnings per share attributable to common shareholders:
Basic	$0.52	$0.45	$1.25	$1.23
Diluted	$0.50	$0.44	$1.22	$1.21

Weighted average common shares outstanding:
Basic	128,923	115,691	122,467	115,723
Diluted	133,267	117,835	126,195	117,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$66,584	$51,975	$153,093	$141,795

Unrealized gains on marketable securities, net of income taxes of $821, $369, $847 and $325	1,315	580	1,357	508

Unrealized gains (losses) on derivative instruments, net of income taxes of $159, ($479), ($815) and ($4,165)	2,126	(115)	(574)	(5,885)

Foreign currency translation, net of income taxes of ($2,048), $2,454, ($2,378) and $2,353	8,622	5,357	(19,732)	(1,639)

Defined benefit plan adjustment, net of income taxes of ($34)	—	—	—	(101)

Reclassification adjustments:

Losses (gains) on derivative instruments included in net income, net of income taxes of $1,285, ($13), $3,973 and $194	2,084	(37)	6,902	578

Amortization of prior service costs and losses included in net income, net of income taxes of $95, $114, $290 and $338	157	185	478	548

Comprehensive income	80,888	57,945	141,524	135,804
Comprehensive loss attributable to noncontrolling interests	175	134	484	746

Comprehensive income attributable to Quintiles Transnational Holdings Inc.	$81,063	$58,079	$142,008	$136,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)	(Note 1)
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$609,710	$567,728
Restricted cash	3,317	2,822
Trade accounts receivable and unbilled services, net	895,345	745,373
Prepaid expenses	42,116	33,354
Deferred income taxes	69,552	69,038
Income taxes receivable	16,373	17,597
Other current assets and receivables	80,773	74,082

Total current assets	1,717,186	1,509,994

Property and equipment, net	197,393	193,999
Investments in debt, equity and other securities	38,086	35,951
Investments in and advances to unconsolidated affiliates	23,345	19,148
Goodwill	412,459	302,429
Other identifiable intangibles, net	310,191	272,813
Deferred income taxes	32,434	37,313
Deposits and other assets	110,927	127,506

Total assets	$2,842,021	$2,499,153

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$758,641	$751,798
Unearned income	510,997	456,587
Income taxes payable	25,854	9,639
Current portion of long-term debt and obligations held under capital leases	4,091	55,710
Other current liabilities	34,800	44,230

Total current liabilities	1,334,383	1,317,964

Long-term debt and obligations held under capital leases, less current portion	2,042,029	2,366,268
Deferred income taxes	16,606	11,616
Other liabilities	160,975	162,349

Total liabilities	3,553,993	3,858,197

Commitments and contingencies
Shareholders’ deficit:
Common stock and additional paid-in capital, 300,000 and 150,000 shares authorized at September 30, 2013 and December 31, 2012, respectively, $0.01 par value, 128,929 and 115,764 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	510,102	4,554
Accumulated deficit	(1,218,177)	(1,371,772)
Accumulated other comprehensive (loss) income	(3,892)	7,695

Deficit attributable to Quintiles Transnational Holdings Inc.’s shareholders	(711,967)	(1,359,523)
Equity attributable to noncontrolling interests	(5)	479

Total shareholders’ deficit	(711,972)	(1,359,044)

Total liabilities and shareholders’ deficit	$2,842,021	$2,499,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Operating activities:
Net income	$153,093	$141,795

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	76,950	72,717
Amortization of debt issuance costs and discount	16,944	5,689
Share-based compensation	16,960	13,729
(Gain) loss on disposals of property and equipment, net	(504)	292
Loss (earnings) from unconsolidated affiliates	1,454	(2,735)
(Benefit from) provision for deferred income taxes	(15,883)	2,525
Excess income tax benefits on stock option exercises	(145)	(380)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(74,533)	(66,253)
Change in other operating assets and liabilities	7,574	8,348

Net cash provided by operating activities	181,910	175,727

Investing activities:
Acquisition of property, equipment and software	(77,939)	(49,353)
Acquisition of businesses, net of cash acquired	(144,970)	(43,197)
Proceeds from disposition of property and equipment	1,333	1,876
Purchases of equity securities and other investments	—	(13,365)
Investments in and advances to unconsolidated affiliates, net of payments received	(5,944)	(12,901)
Other	(471)	(2,729)

Net cash used in investing activities	(227,991)	(119,669)

Financing activities:
Proceeds from issuance of debt, net of costs	—	287,790
Repayment of debt and principal payments on capital lease obligations	(385,807)	(17,304)
Issuance of common stock, net of costs	489,560	1,000
Exercise of stock options	364	350
Repurchase of common stock	—	(12,920)
Excess income tax benefits on stock option exercises	145	380
Dividends paid to common shareholders	—	(326,148)

Net cash provided by (used in) financing activities	104,262	(66,852)

Effect of foreign currency exchange rate changes on cash	(16,199)	805

Increase (decrease) in cash and cash equivalents	41,982	(9,989)
Cash and cash equivalents at beginning of period	567,728	516,299

Cash and cash equivalents at end of period	$609,710	$506,310

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

Initial Public Offering

On May 9, 2013, the Company’s common stock began trading on the New York Stock Exchange under the symbol “Q”. On May 14, 2013, the Company completed its initial public offering (“IPO”) of its common stock at a price to the public of $40.00 per share. The Company issued and sold 13,125,000 shares of common stock in the IPO. The selling shareholders offered and sold 14,111,841 shares of common stock in the IPO, including 3,552,631 shares that were offered and sold by the selling shareholders pursuant to the full exercise of the underwriters’ option to purchase additional shares. The IPO raised proceeds to the Company of approximately $489.6 million, after deducting underwriting discounts, commissions and related expenses. The Company did not receive any of the proceeds from the sale of the shares sold by the selling shareholders.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These changes had no effect on previously reported total revenues, net income, comprehensive income, shareholders’ deficit or cash flows.

Business Combinations

Business combinations are accounted for using the acquisition method, and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree are recorded at their estimated fair values on the date of the acquisition. Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired, including the amount assigned to identifiable intangible assets. When a business combination involves contingent consideration, the Company recognizes a liability equal to the estimated fair value of the contingent consideration obligation at the date of the acquisition. Subsequent changes in the estimated fair value of the contingent consideration are recognized in earnings in the period of the change.

Income Taxes

Income tax expense includes United States federal, state and international income taxes. Certain items of income and expense are not reported in income tax returns and financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. Beginning in 2013, the undistributed earnings of most of the Company’s foreign subsidiaries are considered to be indefinitely reinvested outside of the United States. Accordingly, a deferred income tax liability has not been provided related to those undistributed earnings. Interest and penalties related to unrecognized income tax benefits are recognized as a component of income tax expense as discussed further in Note 14.

2. Employee Stock Compensation

The Company’s equity incentive plans include the 2003 and 2008 Stock Incentive Plans, as well as a new plan adopted by the Company’s Board of Directors effective May 8, 2013, under which a total of 11 million shares of common stock were reserved for issuance. The Company granted options to purchase shares of its common stock as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Options granted to purchase shares of common stock	100	1,896	2,201	2,945

As of September 30, 2013, there were options outstanding to acquire 13.1 million shares of the Company’s common stock.

The Company recognized share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Share-based compensation expense	$ 5,869	$ 3,260	$ 16,960	$ 13,729

The Company used the following assumptions when estimating the value of the share-based awards issued as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected volatility	22 – 44%	37 – 49%	18 – 47%	37 – 49%
Weighted average expected volatility	33%	44%	40%	43%
Expected dividends	0.0%	4.82%	0.0 –5.45%	4.82%
Expected term (in years)	0.25 – 6.4	3.0 – 6.0	0.25 – 6.4	2.0 – 7.0
Risk-free interest rate	0.04 – 2.08%	0.30 – 1.03%	0.04 – 2.08%	0.29 – 1.28%

As of September 30, 2013, there were 252,250 cash-settled stock appreciation rights outstanding. The stock appreciation rights require the Company to settle in cash an amount equal to the difference between the fair value of the Company’s common stock on the date of the exercise and the grant price, multiplied by the number of stock appreciation rights being exercised.

3. Concentration of Credit Risk

No customer accounted for 10% or more of consolidated service revenues for the three and nine months ended September 30, 2013 or 2012.

4. Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Trade:
Billed	$398,438	$346,732
Unbilled services	499,138	400,610

	897,576	747,342
Allowance for doubtful accounts	(2,231)	(1,969)

	$895,345	$745,373

5. Goodwill

The following is a summary of goodwill by segment for the nine months ended September 30, 2013 (in thousands):

	Product Development	Integrated Healthcare Services	Consolidated
Balance as of December 31, 2012	$237,757	$64,672	$302,429
Acquisition	116,246	—	116,246
Impact of foreign currency fluctuations	(2,075)	(4,141)	(6,216)

Balance as of September 30, 2013	$351,928	$60,531	$412,459

6. Investments – Debt, Equity and Other Securities

In December 2011, the Company and Intarcia Therapeutics (“Intarcia”) entered into an alliance to develop a new therapy for type 2 diabetes whereby Intarcia will use the Company to conduct Phase III pivotal trials and a cardiovascular outcomes trial. Under the alliance, the Company provided Intarcia a customer incentive of $12.5 million and acquired $5.0 million of preferred stock of Intarcia. As of September 30, 2013 and December 31, 2012, the total customer incentive of $11.1 million and $11.9 million, respectively, has been recorded in deposits and other assets on the accompanying condensed consolidated balance sheets. The $5.0 million investment in preferred stock of Intarcia is recorded in “investments — debt, equity and other securities” on the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012. The customer incentive is being amortized in proportion to the revenues earned as a reduction of revenue recorded under the service arrangements.

7. Derivatives

As of September 30, 2013, the Company held the following derivative positions: (i) a freestanding warrant to purchase shares of common stock of a third party, (ii) forward exchange contracts to protect against foreign exchange movements for certain forecasted foreign currency cash flows related to service contracts and (iii) interest rate swaps to hedge the exposure to variability in interest payments on variable interest rate debt. The Company does not use derivative financial instruments for speculative or trading purposes.

On June 30, 2011, in connection with a financial arrangement with a third party, the Company acquired a freestanding warrant to purchase shares of the third party’s common stock. No quoted price is available for the warrant. Accordingly, the Company uses various valuation techniques to value the warrant, including the present value of the estimated expected future cash flows, option-pricing models and fundamental analysis. Factors affecting the valuation include the current price of the underlying common stock, the exercise price of the warrant, the expected time to exercise the warrant, the estimated price volatility of the underlying common stock over the life of the warrant and the restrictions on the transferability of or ability to exercise the warrant.

As of September 30, 2013, the Company had 15 open foreign exchange forward contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2013 and 2014. As these contracts were entered into to hedge the risk of the potential volatility in the cash flows resulting from fluctuations in currency exchange rates during the remainder of 2013 and the first six months of 2014, these transactions are accounted for as cash flow hedges. As such, the effective portion of the gain or loss on the contracts is recorded as unrealized gains (losses) on derivatives included in the accumulated other comprehensive income component of shareholders’ deficit. These hedges are highly effective. Upon expiration of the hedge instruments during 2013 and the first six months of 2014, the Company will reclassify the unrealized holding gains and losses on the derivative instruments included in the accumulated other comprehensive income component of shareholders’ deficit into income. The unrealized gains are included in other current assets and the unrealized losses are included in other current liabilities on the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012.

On June 9, 2011, the Company entered into six interest rate swaps effective September 28, 2012 and expiring between September 30, 2013 and March 31, 2016 in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. The critical terms of the interest rate swaps were substantially the same as those of the Company’s senior secured credit facilities, including quarterly interest settlements. These interest rate swaps are being accounted for as cash flow hedges as these transactions were entered into to hedge the Company’s interest payments and these hedges are deemed to be highly effective. As such, changes in the fair value of these derivative instruments are recorded as unrealized gains (losses) on derivatives included in the accumulated other comprehensive income component of shareholders’ deficit. At September 30, 2013 and December 31, 2012, the unrealized losses included in accumulated other comprehensive income were $27.2 million and $34.0 million, respectively. The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counter party, which, when they occur, are reflected as interest expense on the condensed consolidated statements of income. These payments, together with the variable rate of interest incurred on the underlying debt, result in a fixed rate of interest of 2.55% plus the applicable margin on the affected borrowings ($945.0 million or 45.9% of the Company’s variable rate debt at September 30, 2013). The Company expects that $12.5 million of unrealized losses will be reclassified out of accumulated other comprehensive income and will form the interest rate swap component of the 2.55% fixed rate of interest incurred over the next 12 months as the underlying net payments are settled.

The fair values of the Company’s derivative instruments designated as hedging instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table (in thousands):

	Balance Sheet Classification	September 30, 2013	December 31, 2012
Foreign exchange forward contracts	Other current assets	$3,113	$465

Interest rate swaps	Other current liabilities	$27,169	$34,007

The fair values of the Company’s derivative instruments not designated as hedging instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table (in thousands):

	Balance Sheet Classification	September 30, 2013	December 31, 2012
Warrants	Deposits and other assets	$ 91	$ 29

The effect of the Company’s cash flow hedging instruments on other comprehensive income (loss) is summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Foreign exchange forward contracts	$4,273	$1,845	$2,648	$3,036
Interest rate swaps	1,381	(2,489)	6,838	(12,314)

Total	$5,654	$(644)	$9,486	$(9,278)

Losses (gains) from derivative instruments not designated as hedges impacting the Company’s condensed consolidated statements of income are summarized below (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Classification	2013	2012	2013	2012
Warrants	Other expense (income), net	$(57)	$—	$(62)	$4
Foreign exchange forward contracts	Other expense (income), net	—	19	—	609

Total		$(57)	$19	$(62)	$613

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of September 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange forward contracts	$—	$3,113	$—	$3,113
Marketable equity securities	4,631	—	—	4,631
Warrants	—	—	91	91

Total	$4,631	$3,113	$91	$7,835

Liabilities:
Interest rate swaps	$—	$27,169	$—	$27,169
Contingent consideration	—	—	16,469	16,469

Total	$—	$27,169	$16,469	$43,638

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

Contingent consideration — The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Key assumptions used to estimate the fair value of contingent consideration include revenue, net new business and operating forecasts and the probability of achieving the specific targets.

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the nine months ended September 30 (in thousands):

	Warrants – Deposits and Other Assets		Contingent Consideration – Accounts Payable and Accrued Expenses
	2013	2012	2013	2012
Balance as of January 1	$29	$12	$3,521	$6,165
Purchases and issuances	—	—	—	—
Initial estimate of contingent consideration	—	—	14,300	1,990
Revaluations included in earnings	62	(4)	(1,352)	(4,765)

Balance as of September 30	$91	$8	$16,469	$3,390

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

As of September 30, 2013, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $779.5 million were identified as Level 3. These assets are comprised of cost and equity method investments of $56.8 million, goodwill of $412.5 million and identifiable intangible assets of $310.2 million. During the three and nine months ended September 30, 2013, there were no changes in the valuation techniques used to determine the fair values of the Company’s assets not remeasured on a recurring basis.

The Company has unfunded cash commitments totaling approximately $43.3 million related to its cost and equity method investments as of September 30, 2013.

Goodwill — Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets resulting from business combinations. The Company performs a qualitative analysis to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its book value. This includes a qualitative analysis of macroeconomic conditions, industry and market considerations, internal cost factors, financial performance, fair value history and other company specific events. If this qualitative analysis indicates that it is more likely than not that the estimated fair value is less than the book value for the respective reporting unit, the Company applies a two-step impairment test in which the Company determines whether the estimated fair value of the reporting unit is in excess of its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the estimated fair value of the reporting unit, the Company performs the second step of the impairment test to determine the implied estimated fair value of the reporting unit’s goodwill. The Company determines the implied estimated fair value of goodwill by determining the present value of the estimated future cash flows for each reporting unit and comparing the reporting unit’s risk profile and growth prospects to selected, reasonably similar publicly traded companies. No indication of impairment was identified during the Company’s annual review.

Indefinite-lived Intangible Assets — The Company adopted the new accounting guidance early and elected to perform a qualitative analysis for its annual indefinite-lived intangible asset impairment review. When evaluating indefinite-lived intangible assets for impairment, the Company performs a qualitative analysis to determine whether it is more likely than not that the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. If this qualitative analysis indicates that it is more likely than not that the estimated fair value is less than the carrying value of the indefinite-lived intangible asset, the Company determines the estimated fair value of the indefinite-lived intangible asset (trade name) by determining the present value of the estimated royalty payments on an after-tax basis that it would be required to pay the owner for the right to use such trade name. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to the excess. No indication of impairment was identified during the Company’s annual review.

Other

The estimated fair value of the Company’s long-term debt was $2.1 billion at September 30, 2013 and $2.5 billion at December 31, 2012 compared to carrying amounts aggregating $2.0 billion and $2.4 billion at each of these periods, respectively. The estimates of fair value are primarily based on the rates in which the debt is traded among banks.

9. Noncontrolling Interests

Below is a summary of noncontrolling interests for the nine months ended September 30 (in thousands):

	2013	2012
Balance as of January 1	$479	$788
Comprehensive loss:
Net loss	(502)	(777)
Foreign currency adjustments, net of income tax	18	31

Balance as of September 30	$(5)	$42

10. Credit Arrangements

In May 2013, the Company used $308.9 million of cash to pay all amounts outstanding under the $300.0 million term loan obtained in February 2012 (including accrued interest and related fees and expenses) and $50.0 million of cash to pay down indebtedness under its senior secured credit facilities. In connection with the repayment of debt, the Company recognized a $16.5 million loss on extinguishment of debt during the second quarter of 2013. The loss on extinguishment of debt included approximately $5.6 million of unamortized debt issuance costs, $4.8 million of unamortized discount and $6.1 million of related fees and expenses.

11. Business Combinations

On September 16, 2013, the Company completed the acquisition of Novella Clinical Inc. (“Novella”) through the purchase of 100% of Novella’s outstanding stock for approximately $146.5 million in cash (net of approximately $26.2 million of acquired cash) plus contingent consideration in the form of potential annual earn-out payments totaling up to $21.0 million contingent upon the achievement of certain revenue and net new business targets for approximately three years following closing. The Company recognized a liability of approximately $14.3 million as the estimated acquisition date fair value of the earn-out, which was included in accrued expenses on the accompanying condensed consolidated balance sheet. Novella has operations primarily in the United States and Europe and is a clinical research organization focused primarily on emerging oncology customers as well as those in the medical device and diagnostics sectors. As part of its Product Development segment, the Company expects that Novella will complement its clinical service offerings through its focus on emerging companies and by adding expertise in oncology and medical devices.

The acquisition of Novella was accounted for as a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective estimated fair values as of the acquisition date. In connection with the acquisition of Novella, the Company recorded approximately $116.2 million of goodwill which was assigned to the Product Development segment and is not deductible for income tax purposes. The goodwill was primarily attributable to the assembled workforce of Novella and expected synergies. In addition, the Company recorded approximately $42.7 million of identifiable definite-lived intangible assets consisting primarily of $440,000 for non-compete agreements, $20.8 million for customer relationships, $14.0 million for backlog and $7.5 million for a trade name. The definite-lived intangible assets are being amortized over a weighted average estimated useful life of approximately 7 years.

The following table summarizes the preliminary fair value of the net assets acquired (in thousands):

Assets acquired:
Cash	$26,190
Accounts receivable	31,185
Prepaid expenses and other current assets	2,203
Property and equipment	9,611
Goodwill	116,246
Acquired intangibles	42,740
Liabilities assumed:
Accounts payable and accrued expenses	(9,970)
Income tax payable	(357)
Deferred taxes	(16,916)
Deferred revenue	(12,641)
Other long-term liabilities	(1,334)

Net assets acquired	$186,957

The Company is continuing to evaluate the initial purchase price allocation as of September 16, 2013. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date).

The pro forma results and the revenues and earnings of the acquired business are immaterial for separate disclosure.

12. Restructuring

In February 2013, the Company’s Board of Directors approved a restructuring plan of up to $15.0 million to migrate the delivery of services, primarily in the Product Development segment, and to reduce anticipated overcapacity in selected areas, primarily in the Integrated Healthcare Services segment. These actions are expected to continue throughout 2013 and are expected to result in severance for approximately 400 positions. The Company recognized approximately $7.1 million and $12.3 million of total restructuring costs related to this plan during the three and nine months ended September 30, 2013, respectively. All of the restructuring costs are related to severance costs, with approximately $9.2 million and $2.5 million related to activities in the Product Development segment and in the Integrated Healthcare Services segment, respectively. The remaining charge of approximately $484,000 was related to corporate activities. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management.

As of September 30, 2013, the following amounts were recorded for the restructuring plans (in thousands):

		Severance and Related Costs			Exit Costs
	Balance at December 31, 2012	Expense, Net of Reversals	Payments	Foreign Currency Translation	Expense, Net of Reversals	Payments	Foreign Currency Translation	Balance at September 30, 2013
2013 Plan	$—	$12,271	$(5,546)	$94	$—	$—	$—	$6,819
2012 Plan	11,220	(362)	(8,675)	(44)	264	(55)	—	2,348
Prior Year Plans	1,564	(252)	(704)	10	(24)	(43)	(1)	550

	$12,784	$11,657	$(14,925)	$60	$240	$(98)	$(1)	$9,717

13. Defined Benefit Plans

The following table summarizes the components of pension expense related to the Company’s defined benefit plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$2,916	$3,474	$9,050	$10,423
Interest cost	912	939	2,770	2,827
Expected return on plan assets	(705)	(703)	(2,083)	(2,107)
Amortization of prior service costs	83	105	255	311
Amortization of actuarial losses	169	194	513	575

	$3,375	$4,009	$10,505	$12,029

14. Income Taxes

The Company’s effective income tax rate was 29.1% and 29.7% for the three months ended September 30, 2013 and 2012, respectively, and 30.7% and 34.5% for the nine months ended September 30, 2013 and 2012, respectively. The effective income tax rate for the nine months ended September 30, 2013 was positively impacted by a $16.2 million discrete income tax benefit recognized as a result of the management agreement termination fee and costs associated with debt repayments. In addition, the Company settled certain intercompany notes during the nine months ended September 30, 2013 that had previously been considered long term investments, which resulted in a $11.2 million discrete income tax expense.

In addition, the effective income tax rate for the three and nine months ended September 30, 2013 was positively impacted by the Company’s change in assertion regarding the undistributed earnings of most of its foreign subsidiaries that are considered to be indefinitely reinvested outside of the United States. Prior to June 2013, the Company had not considered the majority of the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. Accordingly, the three and nine months ended September 30, 2012 were negatively impacted by income taxes provided on most of the earnings of the foreign subsidiaries, as a deferred income tax liability was recorded each quarter for the anticipated income tax costs of repatriating those earnings in the future. Management reevaluated this assertion following the IPO, as a portion of the IPO proceeds were used to pay down debt held in the United States as well as the fact the Company does not anticipate paying dividends in the foreseeable future, which had been significant in the past. With this reduction of debt and related interest expense and the change in approach related to payment of dividends, the Company expects to be able to support the cash needs of the domestic subsidiaries without repatriating cash from the affected foreign subsidiaries. The Company expects to utilize the cash generated outside of the United States to fund growth outside of the United States. As a result of the assertion change, the Company recorded an $8.1 million discrete income tax benefit in the second quarter of 2013 to reverse the deferred income tax liability previously recorded on undistributed foreign earnings prior to 2013 that are now considered indefinitely reinvested outside of the United States.

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

United States	2001-2012
India	2006-2012
Japan	2007-2012
United Kingdom	2008-2012

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

15. Comprehensive Income

Below is a summary of the components of accumulated other comprehensive (loss) income for the nine months ended September 30, 2013 and 2012 (in thousands):

	Foreign Currency Translation	Marketable Securities	Derivative Instruments	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$19,312	$467	$(33,542)	$(8,235)	$29,693	$7,695
Other comprehensive (loss) income before reclassifications	(22,128)	2,204	(1,389)	—	2,346	(18,967)
Reclassification adjustments	—	—	10,875	768	(4,263)	7,380

Balance at September 30, 2013	$(2,816)	$2,671	$(24,056)	$(7,467)	$27,776	$(3,892)

	Foreign Currency Translation	Marketable Securities	Derivative Instruments	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2011	$25,357	$(191)	$(26,345)	$(4,788)	$28,838	$22,871
Other comprehensive income (loss) before reclassifications	683	833	(10,050)	(135)	1,521	(7,148)
Reclassification adjustments	—	—	772	886	(532)	1,126

Balance at September 30, 2012	$26,040	$642	$(35,623)	$(4,037)	$29,827	$16,849

Below is a summary of the reclassification adjustments from accumulated other comprehensive (loss) income into net income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Losses (gains) on derivative instruments:
Interest rate swaps – increase to interest expense	$3,248	$—	$9,433	$—
Foreign exchange forward contracts – reduction (increase) to service revenues	121	(50)	1,442	772

Total before income taxes	3,369	(50)	10,875	772
Income taxes	1,285	(13)	3,973	194

Total net of income taxes	$2,084	$(37)	$6,902	$578

Defined benefit plans:
Amortization of prior service costs	$83	$105	$255	$311
Amortization of actuarial losses	169	194	513	575

Total before income taxes	252	299	768	886
Income taxes	95	114	290	338

Total net of income taxes	$157	$185	$478	$548

Amortization of prior service costs and actuarial losses are included in the computation of pension expense for the Company’s defined benefit plans. See Note 13 for additional information.

16. Segments

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Service revenues
Product Development	$714,244	$677,215	$2,144,721	$2,025,700
Integrated Healthcare Services	218,483	236,373	659,679	720,837

Total service revenues	932,727	913,588	2,804,400	2,746,537

Costs of revenue, service costs
Product Development	426,094	419,093	1,296,996	1,252,339
Integrated Healthcare Services	174,600	193,013	532,473	578,552

Total costs of revenue, service costs	600,694	612,106	1,829,469	1,830,891

Selling, general and administrative expenses
Product Development	147,534	136,890	438,341	420,960
Integrated Healthcare Services	32,221	30,986	96,792	95,355
General corporate and unallocated expenses	19,818	24,904	92,580	85,804

Total selling, general and administrative expenses	199,573	192,780	627,713	602,119

Income from operations
Product Development	140,616	121,232	409,384	352,401
Integrated Healthcare Services	11,662	12,374	30,414	46,930
General corporate and unallocated expenses	(19,818)	(24,904)	(92,580)	(85,804)
Restructuring costs	(7,201)	434	(11,897)	(11,519)

Total income from operations.	$125,259	$109,136	$335,321	$302,008

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Depreciation and amortization expense
Product Development	$20,853	$18,219	$57,901	$50,606
Integrated Healthcare Services	5,077	5,876	15,697	18,287
General corporate and unallocated	1,394	1,632	3,352	3,824

Total depreciation and amortization expense.	$27,324	$25,727	$76,950	$72,717

17. Earnings Per Share

The following table shows the weighted-average number of outstanding stock options not included in the computation of diluted earnings per share as the effect of including such stock options in the computation would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average shares subject to anti-dilutive stock options	2,057	3,154	1,635	2,205

Stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds.

18. Subsequent Event

On October 30, 2013, the Company’s Board of Directors approved an equity repurchase program authorizing the repurchase of up to $125 million of either the Company’s common stock or vested in-the-money employee stock options, or a combination thereof. The Company intends to use cash on hand to fund the equity repurchase program. The equity repurchase program does not obligate the Company to repurchase any particular amount of common stock or employee stock options, and it could be modified, suspended or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management based on a variety of factors such as the market price of the Company’s common stock, the Company’s corporate requirements, and the overall market condition. The equity repurchase program will be subject to applicable legal requirements, including federal and state securities laws. Purchases of the Company’s common stock will be made in open market transactions effected through a broker dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The Company may also repurchase shares of its common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of the Company’s common stock to be repurchased when the Company might otherwise be precluded from doing so by law. Repurchase of employee stock options will be made through transactions between the Company and employees. The equity repurchase program does not have an end date.

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

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, that most of our contracts may be terminated on short notice, and we may be unable to maintain large customer contracts or to enter into new contracts; the historical indications of the relationship of our backlog to revenues may not be indicative of their future relationship; the market for our services may not grow as we expect; we may underprice our contracts or overrun our cost estimates, and if we are unable to achieve operating efficiencies or grow our revenues faster than our expenses, our operating margins will be adversely affected; we may be unable to maintain our information systems or effectively update them; customer or therapeutic concentration could harm our business; our business is subject to risks associated with international operations, including economic, political and other risks, such as compliance with a myriad of foreign laws and regulations, complications from conducting clinical trials in multiple countries simultaneously and changes in exchange rates; government regulators or our customers may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; we may be unable to successfully develop and market new services or enter new markets; our failure to perform services in accordance with contractual requirements, regulatory standards and ethical considerations may subject us to significant costs or liability, which could also damage our reputation and cause us to lose existing business or not receive new business; our services are related to treatment of human patients, and we could face liability if a patient is harmed; we may be unable to successfully identify, acquire and integrate businesses, services and technologies; and we have substantial indebtedness and may incur additional indebtedness in the future, which could adversely affect our financial condition. For a further discussion of the risks relating to our business, see “Risk Factors” in the Prospectus.

Overview

We are the world’s largest provider of biopharmaceutical development services and commercial outsourcing services. We are positioned at the intersection of business services and healthcare and generated $2,804.4 million of service revenues in the first nine months of 2013, conduct business in approximately 100 countries and have approximately 28,000 employees. We use the breadth and depth of our service offerings, our global footprint and our therapeutic, scientific and analytics expertise to help our biopharmaceutical customers, as well as other healthcare customers, navigate the increasingly complex healthcare environment to improve efficiency and to deliver better healthcare outcomes. Our business is currently organized in two reportable segments, Product Development and Integrated Healthcare Services.

Product Development

Product Development provides services and expertise that allow biopharmaceutical companies to outsource the clinical development process from first in man trials to post-launch monitoring. Our comprehensive service offering provides the support and functional expertise necessary at each stage of development, as well as the systems and analytical capabilities to help our customers improve product development efficiency and effectiveness. Product Development is comprised of clinical solutions and services and consulting. Clinical solutions and services provides services necessary to develop biopharmaceutical products. These services include project management and clinical monitoring functions for conducting multi-site trials (generally Phase II-IV) (collectively “core clinical”). These also include clinical trial support services that improve clinical trial decision-making, such as global laboratories, data management, biostatistical, safety and pharmacovigilance, early clinical development trials (generally Phase I), and strategic planning and design services, which help improve decisions and performance. Consulting provides strategy and management consulting services based on life science expertise and advanced analytics, as well as regulatory and compliance consulting services.

On September 16, 2013, we completed the acquisition of Novella Clinical Inc., or Novella, for approximately $146.5 million in cash (net of approximately $26.2 million of acquired cash) plus contingent consideration in the form of potential annual earn-out payments totaling up to $21.0 million contingent upon the achievement of certain revenue and net new business targets for approximately three years following closing.

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

Net new business (as defined under “Net New Business Reporting and Backlog” below) in the third quarter of 2013 of $1,341 million was 29% higher than the $1,042 million of net new business in the third quarter of 2012, driven by growth in both Product Development and Integrated Healthcare Services. Product Development’s net new business increased 9% to $862 million for the third quarter of 2013 as compared to $794 million for the same period in 2012, led by increases in core clinical in North America and Europe. Integrated Healthcare Services’ net new business increased 93% to $479 million for the third quarter of 2013 as compared to $249 million for the same period in 2012, led by increases in North America, Japan and observational studies.

Net new business grew 20% in the first nine months of 2013 to $3,600 million from $2,994 million in the first nine months of 2012, driven by growth in both Product Development and Integrated Healthcare Services. Product Development’s net new business increased 18% to $2,808 million for the first nine months in 2013 as compared to $2,386 million for the same period in 2012, led by increases in core clinical in North America and Europe (due to overall growth in these markets) and data management services.

Integrated Healthcare Services’ net new business grew 30% in the first nine months of 2013 to $792 million from $608 million in the first nine months of 2012 due to an increase in North America and observational studies.

Our backlog at September 30, 2013 was $9,583 million compared to backlog of $8,704 million at December 31, 2012. Although an increase in backlog will generally result in an increase in revenues to be recognized over time (depending on the level of contract modifications), an increase in backlog at a particular point in time does not necessarily correspond directly to an increase in revenues during a particular period. The extent to which contracts in backlog will result in revenue depends on many factors, including but not limited to delivery against projected schedules, the need for scope changes (change orders), contract cancellations and the nature, duration, size, complexity and phase of the contracts, each of which factors can vary significantly from time to time. Our ability to grow revenues in the near term at rates comparable to our recent historical results will depend on many factors, including but not limited to the factors affecting the rate at which revenues are derived from backlog, continued growth in net new business that will generate revenue and factors not within our control such as economic conditions and trends in the industry in which we do business.

Service Revenues

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(dollars in thousands)
Service revenues	$ 932,727	$ 913,588	$ 19,139	2.1%

For the three months ended September 30, 2013, our service revenues increased $19.1 million, or 2.1%, as compared to the same period in 2012. This increase is comprised of constant currency revenue growth of approximately $36.9 million, or 4.0%, partially offset by a negative impact of approximately $17.8 million from the effects of foreign currency fluctuations. The constant currency revenue growth included the impact from business combinations completed in the third quarters of 2012 and 2013 and resulted from a $42.4 million increase in Product Development partially offset by a decrease of $5.5 million in Integrated Healthcare Services.

	Nine Months Ended September 30,		Change
	2013	2012	$	%
	(dollars in thousands)
Service revenues	$ 2,804,400	$ 2,746,537	$ 57,863	2.1%

For the nine months ended September 30, 2013, our service revenues increased $57.9 million, or 2.1%, as compared to the same period in 2012. This increase is comprised of constant currency revenue growth of approximately $114.1 million, or 4.2%, partially offset by a negative impact of approximately $56.2 million from the effects of foreign currency fluctuations. The constant currency revenue growth included the impact from business combinations completed in the third quarters of 2012 and 2013 and resulted from a $139.5 million increase in Product Development partially offset by a decrease of $25.4 million in Integrated Healthcare Services.

Service Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Service costs	$ 600,694	$ 612,106	$ 1,829,469	$ 1,830,891
% of service revenues	64.4%	67.0%	65.2%	66.7%

When compared to the same period in 2012, service costs in the third quarter of 2013 decreased $11.4 million. The decrease included a positive impact of approximately $20.1 million from the effects of foreign currency fluctuations partially offset by a constant currency increase in expenses of approximately $8.7 million, or 1.4%. The growth in constant currency service costs was primarily due to an increase in compensation and related expenses, as well as incremental costs resulting from the business combinations completed in the third quarters of 2012 and 2013. These increases were partially offset by a decline in other expenses directly related to our service contracts.

When compared to the same period in 2012, service costs in the first nine months of 2013 decreased $1.4 million. The decrease included a positive impact of approximately $55.2 million from the effects of foreign currency fluctuations partially offset by a constant currency increase in expenses of approximately $53.8 million, or 2.9%. The constant currency service costs growth was due to an increase in compensation and related expenses, as well as incremental costs resulting from the business combinations completed in the third quarters of 2012 and 2013. These increases were partially offset by a decline in other expenses directly related to our service contracts, as well as by a reduction of an accrual for statutory profit sharing of approximately $5.4 million as a result of guidance handed down by an administrative court in France.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Selling, general and administrative expenses	$199,573	$192,780	$627,713	$602,119
% of service revenues	21.4%	21.1%	22.4%	21.9%

The $6.8 million increase in selling, general and administrative expenses in the third quarter of 2013 was caused by a constant currency increase of $11.4 million, or 5.9%, partially offset by a decrease of $4.6 million from a positive foreign currency impact. The constant currency increase was primarily due to an increase in compensation and related expenses, share-based compensation expense, information technology, or IT, costs, facilities costs, depreciation and amortization, as well as incremental costs resulting from the business combinations completed in the third quarters of 2012 and 2013.

The $25.6 million increase in selling, general and administrative expenses in the first nine months of 2013 was caused by a constant currency increase of $37.9 million, or 6.3%, partially offset by a decrease of $12.3 million from a positive foreign currency impact. The constant currency increase was primarily due to expenses incurred related to a $25.0 million fee paid in connection with the termination of our management agreement with affiliates of certain of our shareholders, and a $1.5 million fee paid in connection with the modification of an agreement for the business usage of an airplane owned by GF Management Company, Inc., or GFM, a company controlled by our Executive Chairman. Increases related to facilities costs, compensation and related expenses, share-based compensation expense, depreciation and amortization, as well as incremental costs resulting from the business combinations completed in the third quarters of 2012 and 2013, were partially offset by the fact that the first quarter of 2012 included expenses related to the repricing of certain stock options in connection with dividends paid to our shareholders (resulting in incremental share-based compensation expense of $4.5 million) and a bonus paid to certain option holders (totaling $8.9 million), which did not recur in 2013.

Restructuring Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Restructuring costs	$7,201	$(434)	$11,897	$11,519

We recognized $7.2 million and $11.9 million of restructuring charges, net of reversals for changes in estimates, during the three and nine months ended September 30, 2013, respectively, which was primarily related to our February 2013 restructuring plan to migrate the delivery of services and to reduce anticipated overcapacity in selected areas. These actions are expected to continue throughout 2013 and are expected to result in severance for approximately 400 positions. We believe that this plan will result in annualized cost savings of approximately $15.0 to $20.0 million.

Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Interest income	$(1,119)	$(848)	$(2,356)	$(1,595)
Interest expense	$28,756	$33,513	$96,682	$95,988

Interest expense for the three months ended September 30, 2013 was lower than the same period in 2012 primarily due to a decrease in the average debt outstanding in the 2013 quarter compared to the same period in 2012 resulting from the repayment of the $300.0 million term loan, which Quintiles Transnational Holdings Inc. obtained in February 2012 and paid in full in May 2013, the pay down of $50.0 million of outstanding indebtedness under our senior secured credit facilities in May 2013, and the mandatory prepayment of $33.8 million of outstanding indebtedness under our senior secured credit facilities in the first quarter of 2013. In addition, the rate of interest on the term loans under our senior secured credit facilities was lower than it was during the same period in 2012 due to (i) a 50 basis points decrease in the interest rate on the term loan B-2 beginning in August 2013, pursuant to the terms and conditions in our credit agreement, and (ii) a 50 basis points reduction in the interest rate that resulted from the refinancing transaction in the fourth quarter of 2012.

Interest expense increased for the nine months ended September 30, 2013 as compared to same period in 2012 primarily due to an increase in the average debt outstanding during the 2013 nine-month period, which more than offset the impact of the lower rate of interest discussed above. The average debt balance in the 2013 nine-month period was higher as the impact of the debt repayments discussed above were more than offset by the increase that resulted from the $175.0 million term loan, which Quintiles Transnational Corp, our wholly-owned subsidiary, obtained under the credit agreement governing our senior secured credit facilities in October 2012.

Loss on Extinguishment of Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Loss on extinguishment of debt	$—	$—	$16,543	$—

During the nine months ended September 30, 2013, we recognized a $16.5 million loss on extinguishment of debt related to payment of all amounts outstanding under the $300.0 million term loan and a $50.0 million pay down of outstanding indebtedness under our senior secured credit facilities in May 2013. The loss on extinguishment of debt included approximately $5.6 million of unamortized debt issuance costs, $4.8 million of unamortized discount and $6.1 million of fees and expenses.

Other Expense (Income), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Other expense (income), net	$3,224	$3,850	$1,378	$(4,728)

Other expense (income), net includes foreign currency losses of $4.3 million in the three months ended September 30, 2013 as compared to a loss of $2.6 million during the three months ended September 30, 2012. The nine months ended September 30, 2013 includes a foreign currency loss of $3.4 million as compared to a $1.1 million gain during the nine months ended September 30, 2012. In addition, the three and nine months ended September 30, 2013 and the nine months ended September 30, 2012 included income of approximately $1.2 million, $1.4 million and $4.8 million, respectively, due to changes in estimates related to the estimated earn-out payments, net of accretion expense, for two of our acquisitions completed during the fourth quarter of 2011.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Income tax expense	$27,459	$21,542	$68,407	$73,351
Effective income tax rate	29.1%	29.7%	30.7%	34.5%

The effective income tax rate for the nine months ended September 30, 2013 was positively impacted by a $16.2 million discrete income tax benefit recognized as a result of the management agreement termination fee and costs associated with debt repayments. In addition, we settled certain intercompany notes during the nine months ended September 30, 2013 that had previously been considered long term investments, which resulted in a $11.2 million discrete income tax expense.

In addition, the effective income tax rate for the three and nine months periods in 2013 was positively impacted by our change in assertion regarding the undistributed earnings of most of our foreign subsidiaries that are considered to be indefinitely reinvested outside of the United States. Prior to June 2013, we had not considered the majority of the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. Accordingly, the three and nine months ended September 30, 2012 were negatively impacted by income taxes provided on most of the earnings of the foreign subsidiaries, as a deferred income tax liability was recorded each quarter for the anticipated income tax costs of repatriating those earnings in the future. We reevaluated this assertion following the IPO, as a portion of the IPO proceeds were used to pay down debt held in the United States as well as the fact we do not anticipate paying dividends in the foreseeable future, which had been significant in the past. With this reduction of debt and related interest expense and the change in approach related to payment of dividends, we expect to be able to support the cash needs of our domestic subsidiaries without repatriating cash from the affected foreign subsidiaries. We expect to utilize the cash generated outside of the United States to fund growth outside of the United States. As a result of the assertion change, we recorded an $8.1 million discrete income tax benefit in the second quarter of 2013 to reverse the deferred income tax liability previously recorded on undistributed foreign earnings prior to 2013 that are now considered indefinitely reinvested outside of the United States.

Segments

Service revenues and income from operations by segment are as follows (dollars in millions):

Three Months Ended September 30, 2013 and 2012
	Service Revenues		Income from Operations		Operating Profit Margin
	2013	2012	2013	2012	2013	2012
Product Development	$714.2	$677.2	$140.6	$121.2	19.7%	17.9%
Integrated Healthcare Services	218.5	236.4	11.7	12.4	5.3	5.2

Total segment	932.7	913.6	152.3	133.6	16.3%	14.6%
General corporate and unallocated expenses			(19.8)	(24.9)
Restructuring costs			(7.2)	0.4

Consolidated	$932.7	$913.6	$125.3	$109.1

Nine Months Ended September 30, 2013 and 2012
	Service Revenues		Income from Operations		Operating Profit Margin
	2013	2012	2013	2012	2013	2012
Product Development	$2,144.7	$2,025.7	$409.4	$352.4	19.1%	17.4%
Integrated Healthcare Services	659.7	720.8	30.4	46.9	4.6	6.5

Total segment	2,804.4	2,746.5	439.8	399.3	15.7%	14.5%
General corporate and unallocated expenses			(92.6)	(85.8)
Restructuring costs			(11.9)	(11.5)

Consolidated	$2,804.4	$2,746.5	$335.3	$302.0

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of share-based compensation and expenses for corporate office functions such as senior leadership, finance, human resources, IT, facilities and legal, as well as certain expenses incurred during the second quarter of 2013 including the $25.0 million fee incurred in connection with the termination of the management agreement with affiliates of certain shareholders and the $1.5 million fee paid in connection with the modification of an agreement for the business usage of an airplane owned by GFM.

Product Development

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(dollars in millions)
Service revenues	$714.2	$677.2	$37.0	5.5%
Costs of service revenues	426.1	419.1	7.0	1.7
as a percentage of service revenues	59.7%	61.9%
Selling, general and administrative expenses	147.5	136.9	10.6	7.8

Segment income from operations	$140.6	$121.2	$19.4	16.0%

	Nine Months Ended September 30,		Change
	2013	2012	$	%
	(dollars in millions)
Service revenues	$2,144.7	$2,025.7	$119.0	5.9%
Costs of service revenues	1,297.0	1,252.3	44.7	3.6
as a percentage of service revenues	60.5%	61.8%
Selling, general and administrative expenses	438.3	421.0	17.3	4.1

Segment income from operations	$409.4	$352.4	$57.0	16.2%

Service Revenues

Product Development’s service revenues were $714.2 million in the third quarter of 2013, an increase of $37.0 million, or 5.5%, over the same period in 2012. This increase is comprised of constant currency revenue growth of $42.4 million, or 6.3%, partially offset by a negative impact of approximately $5.4 million due to the effect of foreign currency fluctuations. The constant currency service revenues growth was primarily a result of a volume-related increase of $45.9 million in clinical solutions and services and $8.7 million from businesses acquired in the third quarters of 2012 and 2013, which were partially offset by $12.2 million lower revenues from consulting services.

Product Development’s service revenues were $2,144.7 million in the first nine months of 2013, an increase of $119.0 million, or 5.9%, over the same period in 2012. This increase is comprised of constant currency revenue growth of $139.5 million, or 6.9%, partially offset by a negative impact of approximately $20.5 million due to the effect of foreign currency fluctuations. The constant currency service revenues growth was primarily a result of a volume-related increase of $145.9 million in clinical solutions and services and $20.8 million from businesses acquired in the third quarters of 2012 and 2013, which were partially offset by a decrease of $27.2 million from consulting services.

Our clinical solutions and services growth for both the three- and nine-month periods was concentrated in Europe and the Americas. This growth was due largely to growth in the overall market as well as a consistent history of year-over-year growth in net new business, including strong inflow of net new business in 2013. This growth was tempered by a decrease in service revenues from consulting services resulting primarily from the winding down of a project assisting a customer on a regulatory compliance matter, which we expect to continue to wind down over the remainder of 2013, and from a large clinical solutions project on which we were executing during the first half of 2013 and in 2012, but that is now nearing completion.

Costs of Service Revenues

Product Development’s costs of service revenues were higher by approximately $7.0 million in the third quarter of 2013, which was comprised of a $17.3 million constant currency increase, or 4.1%, partially offset by a reduction of $10.3 million from the positive effect of foreign currency fluctuations. On a constant currency basis, the increase in costs of service revenues was primarily due to an increase in compensation and related expenses resulting from an increase in billable headcount needed to support our higher volume of revenue, incremental costs from businesses acquired in the third quarters of 2012 and 2013 and various other individually insignificant factors. These increases were partially offset by a decline in other expenses directly related to our service contracts. As a percent of service revenues, Product Development’s costs of service revenues were 59.7% and 61.9% in the third quarter of 2013 and 2012, respectively. The decrease in costs of service revenues as a percentage of service revenues was primarily a result of a closer alignment of resources with project requirements.

Product Development’s costs of service revenues were higher by approximately $44.7 million in the first nine months of 2013, which was comprised of a $72.4 million constant currency increase, or 5.8%, partially offset by a reduction of $27.7 million from the positive effect of foreign currency fluctuations. On a constant currency basis, the increase in costs of service revenues was primarily due to an increase in compensation and related expenses resulting from an increase in billable headcount needed to support our higher volume of revenue, incremental costs from businesses acquired in the third quarters of 2012 and 2013 and various other individually insignificant factors. The increase in compensation and related expenses was partially offset by a reduction of an accrual for statutory profit sharing of approximately $5.4 million as a result of guidance handed down by an administrative court in France and lower third party and travel costs. As a percent of service revenues, Product Development’s costs of service revenues were 60.5% and 61.8% in the first nine months of 2013 and 2012, respectively. The decrease in costs of service revenues as a percentage of service revenues was primarily a result of a closer alignment of resources with project requirements as well as an improvement in Europe related to the profit sharing accrual reversal.

Selling, General and Administrative Expenses

As a percent of service revenues, Product Development’s selling, general and administrative expenses were 20.7% and 20.2% in the third quarter of 2013 and 2012, respectively. Product Development’s selling, general and administrative expenses increased approximately $10.6 million in the third quarter of 2013 as compared to the same period in 2012. This increase was primarily caused by an increase in compensation and related expenses (including the impact of merit increases and an increase in headcount), IT costs, facility costs, depreciation and amortization, and incremental costs resulting from the business combinations completed during the third quarters of 2012 and 2013. These increases were partially offset by a positive foreign currency impact of approximately $3.1 million.

As a percent of service revenues, Product Development’s selling, general and administrative expenses were 20.4% and 20.8% in the first nine months of 2013 and 2012, respectively. Product Development’s selling, general and administrative expenses increased approximately $17.3 million in the first nine months of 2013 as compared to the same period in 2012. This increase was primarily caused by an increase in compensation and related expenses (including the impact of merit increases and an increase in headcount), IT costs, facility costs, depreciation and amortization, and incremental costs resulting from the business combinations completed during the third quarters of 2012 and 2013. These increases were partially offset by a positive foreign currency impact of approximately $8.3 million.

Integrated Healthcare Services

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(dollars in millions)
Service revenues	$218.5	$236.4	$(17.9)	(7.6)%
Costs of service revenues	174.6	193.0	(18.4)	(9.5)
as a percentage of service revenues	79.9%	81.7%
Selling, general and administrative expenses	32.2	31.0	1.2	4.0

Segment income from operations	$11.7	$12.4	$(0.7)	(5.8)%

	Nine Months Ended September 30,		Change
	2013	2012	$	%
	(dollars in millions)
Service revenues	$659.7	$720.8	$(61.1)	(8.5)%
Costs of service revenues	532.5	578.6	(46.1)	(8.0)
as a percentage of service revenues	80.7%	80.3%
Selling, general and administrative expenses	96.8	95.3	1.5	1.5

Segment income from operations	$30.4	$46.9	$(16.5)	(35.2)%

Service Revenues

Integrated Healthcare Services’ service revenues were $218.5 million in the third quarter of 2013, a decrease of $17.9 million, or 7.6%, over the same period in 2012. This decrease was primarily due to a negative impact of approximately $12.4 million due to the effect of foreign currency fluctuations coupled with a constant currency revenue decrease of $5.5 million, or 2.3%. The decline in constant currency service revenues occurred in North America as revenues generated from recent strong new business wins has not yet reached a level sufficient to offset the impact of scope reductions and cancellations that occurred in prior periods. These declines were partially offset by an increase in revenue from observational studies.

Integrated Healthcare Services’ service revenues were $659.7 million in the first nine months of 2013, a decrease of $61.1 million, or 8.5%, over the same period in 2012. This decrease was primarily due to a negative impact of approximately $35.7 million due to the effect of foreign currency fluctuations coupled with a constant currency revenue decrease of $25.4 million, or 3.5%. The decline in constant currency service revenues occurred primarily in North America as revenues generated from recent strong new business has not yet reached a level sufficient to offset the impact from scope reductions and cancellations that occurred in prior periods and in Japan as a result of the conclusion of a major contract during 2012. These declines were partially offset by an increase in revenue from observational studies.

Costs of Service Revenues

Integrated Healthcare Services’ costs of service revenues in the third quarter of 2013 were lower by approximately $18.4 million as compared to the same period in 2012. This decrease was comprised of a reduction of $9.8 million from the effect of foreign currency fluctuations and a $8.6 million constant currency decrease. The constant currency decrease was primarily related to a decrease in compensation and related expenses driven mainly by a decrease in billable headcount.

Integrated Healthcare Services’ costs of service revenues in the first nine months of 2013 were lower by approximately $46.1 million as compared to the same period in 2012. This decrease was comprised of a reduction of $27.5 million from the effect of foreign currency fluctuations and a $18.6 million constant currency decrease. The constant currency decrease was primarily related to a decrease in compensation and related expenses driven mainly by a decrease in billable headcount. This decrease was partially offset by costs associated with an agreement to distribute pharmaceutical products in Italy which began in the second quarter of 2012.

Selling, General and Administrative Expenses

Integrated Healthcare Services’ selling, general and administrative expenses in the third quarter of 2013 were slightly higher as compared to the same period in 2012 as higher compensation and related expenses were mostly offset by lower depreciation and amortization expense and a reduction of approximately $1.0 million from the positive effect of foreign currency fluctuations.

Integrated Healthcare Services’ selling, general and administrative expenses in the first nine months of 2013 were slightly higher as compared to the same period in 2012 as higher compensation and related expenses, IT costs, and facility costs were mostly offset by lower depreciation and amortization expense and a reduction of approximately $3.1 million from the positive effect of foreign currency fluctuations.

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

We had a cash balance of $609.7 million at September 30, 2013 ($212.0 million of which was in the United States), an increase from $567.7 million at December 31, 2012.

On May 14, 2013, we completed our initial public offering, or IPO, of our common stock at a price to the public of $40.00 per share. We issued and sold 13,125,000 shares of common stock in the IPO. The selling shareholders offered and sold 14,111,841 shares of common stock in the IPO, including 3,552,631 shares that were offered and sold by the selling shareholders pursuant to the full exercise of the underwriters’ option to purchase additional shares. The IPO raised proceeds to us of approximately $489.6 million, after deducting underwriting discounts, commissions and related expenses. We did not receive any of the proceeds from the sale of shares by the selling shareholders.

We used the net proceeds from the IPO as follows: (i) approximately $308.9 million to pay all amounts outstanding under the $300.0 million term loan including accrued interest and related fees and expenses, (ii) approximately $50.0 million to repay indebtedness under our senior secured credit facilities, and (iii) $25.0 million to pay a one-time fee to terminate our management agreement with GF Management Company, LLC (an entity controlled by Dennis B. Gillings, CBE, our Executive Chairman and a significant shareholder) and the private investment firms of Bain Capital Partners, LLC, TPG Capital, L.P., 3i Corporation, Aisling Capital, LLC and Cassia Fund Management (Private) Limited. In addition, on September 16, 2013, we used the remaining portion of the net proceeds, together with cash on hand, to complete the acquisition of Novella for approximately $146.5 million in cash (net of approximately $26.2 million of acquired cash) plus contingent consideration in the form of potential annual earn-out payments totaling up to $21.0 million contingent upon the achievement of certain revenue and net new business targets for approximately three years following closing.

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

Long-Term Debt

As of September 30, 2013, we had $2.05 billion of total indebtedness as well as $300.0 million of additional available borrowings under our revolving credit facility. Our long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on our ability to declare dividends and make other restricted payments; prepay, redeem or purchase debt; incur liens; make loans and investments; incur additional indebtedness; amend or otherwise alter debt and other material documents; engage in mergers, acquisitions and asset sales; transact with affiliates; and engage in businesses that are not related to our existing business. As of September 30, 2013, we believe we were in compliance with our debt covenants.

See “Management’s Discussion and Analysis – Liquidity and Capital Resources,” “Description of Certain Indebtedness” and Note 11 to our audited consolidated financial statements, each included in the Prospectus, for additional details regarding our credit arrangements.

Nine months ended September 30, 2013 and 2012

Cash Flow from Operating Activities

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$181,910	$175,727

Cash provided by operating activities increased by $6.2 million during the first nine months of 2013 as compared to the same period in 2012. The increase in operating cash flow reflects lower payments for income taxes ($31.9 million) in the first nine months of 2013. In addition, net income increased despite cash expenses totaling $32.5 million for a fee paid in connection with the termination of our management agreement with affiliates of certain of our shareholders ($25.0 million), a $1.5 million fee paid in connection with the modification of an agreement for the business usage of an airplane owned by GFM, and a termination fee for the repayment of the $300.0 million term loan ($6.0 million).

Cash Flow from Investing Activities

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash used in investing activities	$(227,991)	$(119,669)

Cash used in investing activities increased by $108.3 million to $228.0 million during the first nine months of 2013, as compared to $119.7 million in the same period in 2012. The uses of cash in the first nine months of 2013 consisted primarily of the acquisition of Novella for approximately $145.0 million, acquisitions of property, equipment and software and cash used to fund investments in unconsolidated affiliates.

Cash Flow from Financing Activities

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by (used in) financing activities	$104,262	$(66,852)

Net cash provided by financing activities increased by $171.2 million to $104.3 million during the first nine months of 2013, as compared to cash used of $66.9 million in the same period in 2012. The increase in cash provided by financing activities in the first nine months of 2013 was primarily related to the net proceeds of our IPO ($489.6 million). The net IPO proceeds were partially offset by a mandatory prepayment of $33.8 million of outstanding indebtedness under our senior secured credit facilities as a result of excess cash flow (as defined in our credit agreement) generated during the year ended December 31, 2012, payment of all amounts outstanding under the $300.0 million term loan and a $50.0 million pay down of outstanding indebtedness under our senior secured credit facilities. The cash used in financing activities in the first nine months of 2012 was as a result of dividends paid to shareholders ($326.1 million), repurchases of common stock ($12.9 million) and principal payments on debt and capital leases ($17.3 million), partially offset by the proceeds from a term loan obtained in February 2012 ($287.8 million).

Net New Business Reporting and Backlog

Net new business is the value of services awarded during the period from projects under signed contracts, letters of intent and, in some cases, pre-contract commitments, which are supported by written communications and adjusted for contracts that were modified or canceled during the period.

Consistent with our methodology for calculating net new business during a particular period, backlog represents, at a particular point in time, future service revenues from work not yet completed or performed under signed contracts, letters of intent and, in some cases, pre-contract commitments that are supported by written communications. Once work begins on a project, service revenues are recognized over the duration of the project. Included within backlog at September 30, 2013 is approximately $6,289 million of backlog that we do not expect to generate revenue in the next twelve months.

Backlog was as follows:

	September 30, 2013	December 31, 2012
	(in millions)
Backlog	$9,583	$8,704

Net new business was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net new business	$1,341	$1,042	$3,600	$2,994

We believe that backlog and net new business may not be consistent indicators of future revenue because they have been and likely will be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, cancellations, and changes to the scope of work during the course of projects. Additionally, projects may be terminated or delayed by the customer or delayed by regulatory authorities. Projects that have been delayed remain in backlog, but the timing of the revenue generated may differ from the timing originally expected. Accordingly, historical indications of the relationship of backlog and net new business to revenues may not be indicative of the future relationship.

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

Application of Critical Accounting Policies

With the exception of our accounting policy for income taxes and business combinations as discussed below, there have been no significant changes to our critical accounting policies as previously disclosed in the Prospectus.

Income Taxes

Certain items of income and expense are not recognized on our income tax returns and financial statements in the same year, which creates timing differences. The income tax effect of these timing differences results in (1) deferred income tax assets that create a reduction in future income taxes and (2) deferred income tax liabilities that create an increase in future income taxes. Recognition of deferred income tax assets is based on management’s belief that it is more likely than not that the income tax benefit associated with certain temporary differences, income tax operating loss and capital loss carryforwards and income tax credits, would be realized. We recorded a valuation allowance to reduce our deferred income tax assets for those deferred income tax items for which it was more likely than not that realization would not occur. We determined the amount of the valuation allowance based, in part, on our assessment of future taxable income and in light of our ongoing income tax strategies. If our estimate of future taxable income or tax strategies changes at any time in the future, we would record an adjustment to our valuation allowance. Recording such an adjustment could have a material effect on our financial position.

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

Business Combinations

We use the acquisition method to account for business combinations, and accordingly, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree are recorded at their estimated fair values on the date of the acquisition. We use significant judgments, estimates and assumptions in determining the estimated fair value of assets acquired, liabilities assumed and noncontrolling interest including expected future cash flows; discount rates that reflect the risk associated with the expected future cash flows; and estimated useful lives.

When a business combination involves contingent consideration, we recognize a liability equal to the estimated fair value of the contingent consideration obligation at the date of the acquisition. The estimate of fair value of a contingent consideration liability requires subjective assumptions to be made regarding future business results including revenues and net new business, discount rates that reflect the risk associated with the expected future cash flows and probabilities assigned to various potential business result scenarios. We periodically reassess the estimated fair value of the contingent consideration over the term of the arrangement. Any resulting changes are recognized in earnings and could have a material effect on our results of operations.

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

Changes in Internal Control Over Financial Reporting

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

Not applicable.

Use of Proceeds from Registered Securities

On May 14, 2013, we completed the IPO of our common stock at a price to the public of $40.00 per share. The shares sold in the offering were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-186708 and 333-188466), which were declared effective by the SEC as of May 8, 2013. The aggregate amount registered and sold under the registration statements was approximately $1.1 billion. We issued and sold 13,125,000 shares of common stock for gross offering proceeds of $525.0 million, and the selling shareholders offered and sold 14,111,841 shares of common stock, including 3,552,631 shares that were offered and sold by the selling shareholders pursuant to the full exercise of the underwriters’ option to purchase additional shares, for gross offering proceeds of $564.5 million. Our proceeds from the IPO were approximately $489.6 million, after deducting $28.9 million of underwriting discounts and commissions and $6.2 million of other expenses, none of which were paid to our affiliates. We did not receive any of the proceeds from the sale of shares by the selling shareholders.

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

On September 16, 2013, we used the remaining $105.7 million of net proceeds from the IPO, together with cash on hand, to complete the acquisition of Novella, as described elsewhere in this Form 10-Q. There have been no material differences between the actual use of proceeds and intended use of proceeds as originally described in the Prospectus. As of September 30, 2013, we have used all of the proceeds from the IPO.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Durham, State of North Carolina, on October 31, 2013.

QUINTILES TRANSNATIONAL HOLDINGS INC.

/s/ Kevin K. Gordon
Kevin K. Gordon Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)