Form 10-K/A
period 2013-12-31
Quintiles Transnational Holdings Inc.
filed 2014-02-21
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	129,922,407 shares outstanding as of February 18, 2014

DOCUMENTS INCORPORATED BY REFERENCE

None.

QUINTILES TRANSNATIONAL HOLDINGS INC.

FORM 10-K/A

EXPLANATORY NOTE

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2013 originally filed on February 13, 2014 (the “Form 10-K”) by Quintiles Transnational Holdings Inc. (“Quintiles,” the “company,” “we” or “us”). We are filing this Amendment to present the information required by Part III of the Form 10-K. Terms previously defined in the Form 10-K have the same meanings in this Amendment.

Also included in this Amendment are (i) the signature page, (ii) certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 and (iii) Item 15 and the Exhibit Index, which have been amended and restated in their entirety as set forth below to include the additional certifications and other exhibits. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Form 10-K. Other than the information specifically amended and restated herein, this Amendment does not reflect events occurring after February 13, 2014, the date of the Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding the individuals who serve as our executive officers and directors. There are no family relationships between any of our executive officers or directors, except for Dr. Dennis Gillings and Dr. Mireille Gillings, who are married. Our directors hold office until their respective successors are elected and qualified or until their earlier resignation or removal.

Name	Age	Position With Company
Dennis B. Gillings, CBE, Ph.D.	69	Executive Chairman and Director

Thomas H. Pike	54	Chief Executive Officer and Director

Kevin K. Gordon	51	Executive Vice President and Chief Financial Officer

Michael I. Mortimer	53	Executive Vice President, Human Resources and Corporate Administration

Derek M. Winstanly, MBChB	67	Executive Vice President, Chief Customer and Governance Officer

James H. Erlinger III	55	Executive Vice President, General Counsel and Secretary

Fred E. Cohen, M.D., D.Phil.	57	Director

John P. Connaughton	48	Director

Jonathan J. Coslet	49	Director

Michael J. Evanisko	64	Director

Mireille Gillings, Ph.D.	50	Director

Christopher R. Gordon	41	Director

Jack M. Greenberg	71	Director

Richard Relyea	37	Director

Leonard D. Schaeffer	68	Director

Dennis B. Gillings, CBE, Ph.D., has served as our Executive Chairman and as a director since he founded our company in 1982. He also served as our Chief Executive Officer from 1982 to December 2012. Dr. Gillings serves on several other boards and councils. He formerly served as the founding Chairman of the Association of Clinical Research Organizations, a Washington-based trade group formed in 2002. He also formerly served as a director of Icagen, Inc., a biopharmaceutical company, from 1997 until June 2011. Dr. Gillings received a diploma in Mathematical Statistics from Cambridge University in 1967 and a Ph.D. in Mathematics from the University of Exeter, England, in 1972. He served for more than 15 years as a professor at the University of North Carolina at Chapel Hill and received the Honorary Degree of Doctor of Science from the University in May 2001. He was awarded the Commander in The Most Excellent Order of the British Empire in 2004. In 2006, Dr. Gillings was appointed Pro Chancellor of the University of Southampton and serves as a Trustee on the Southampton University Development Trust.

Thomas H. Pike has served as Chief Executive Officer of Quintiles Transnational since April 2012, as a director since August 2012 and as our Chief Executive Officer since January 2013. Mr. Pike served as Chief Executive Officer of Accelion, Inc., a healthcare outsourcing firm, from January 2010 to November 2010. Following his service with Accelion, Inc., Mr. Pike acted as an independent consultant. Mr. Pike previously spent 22 years with Accenture, a global management consulting, technology services and outsourcing company, including serving as Chief Risk Officer from September 2009 to January 2010, Managing Director—North America Health and Products Industries from December 2006 to August 2009, Chief Operating Officer—Global Resources Industries from March 2002 to December 2006 and Managing Partner—Growth & Strategy from 1999 until March 2002. Mr. Pike began his career in the consulting industry, including as a Senior Engagement Manager with McKinsey & Company from 1989 to 1992. Mr. Pike received his Bachelor of Science in Accounting from the University of Delaware.

Kevin K. Gordon has served as our Executive Vice President and Chief Financial Officer since July 2010. Prior to joining us, he spent 13 years with Teleflex Incorporated, a global, publicly traded health care company, most recently serving as Chief Financial Officer from March 2007 to January 2010. Prior to serving at Teleflex, Mr. Gordon spent 12 years in senior finance positions with Package Machinery Company and KPMG. Mr. Gordon received his Bachelor’s degree in Accounting from the University of Connecticut.

Michael I. Mortimer has served as our Executive Vice President, Human Resources and Corporate Administration since December 2013. Previously, he served as our Executive Vice President and Chief Administrative Office beginning in December 2007 and our Executive Vice President, Global Human Resources beginning in July 2003. Mr. Mortimer’s previous experience includes 10 years at Charles Schwab Corp., where he was Senior Vice President of Human Resources for the company’s international and United States domestic retail organizations. Prior to joining Charles Schwab, Mr. Mortimer began his human resources career in 1986 with Sprint Corporation. Mr. Mortimer received a Bachelor’s degree in Behavioral Sciences from The Ohio State University.

Derek M. Winstanly, MBChB has served as our Executive Vice President, Chief Customer and Governance Officer since November 2011. Dr. Winstanly joined us in 1999 as President of Quintiles Japan and was responsible for the implementation of the Asia Pacific Contract Pharmaceutical Organization, including Pre-clinical, Clinical, Commercial, Academy and Informatics divisions. In 2002, he became chairman of Quintiles Japan and Regional Director for the Asia-Pacific region. In June 2005, he became our Executive Vice President, Strategic Business Partnerships. In his current role, Dr. Winstanly is responsible for the office of the chief medical and chief compliance officers and quality assurance. In addition, he is responsible for government affairs and is Chairman of the Asia-Pacific Regional Board. Prior to joining us, Dr. Winstanly worked for Glaxo Wellcome, plc, now GlaxoSmithKline, for 15 years. Dr. Winstanly first joined Glaxo South Africa, now GlaxoSmithKline South Africa, as Medical Director in charge of Clinical Development, Regulatory and Medical Affairs. After being named and serving as Chief Executive Officer of the South African company, Dr. Winstanly moved to the United Kingdom to accept the position of Director, Migraine & New Therapy areas, where he was responsible for the international commercial development of all products in these disease areas. Following the merger of Glaxo, Inc. and Burroughs, Wellcome & Co., he was appointed President of Nippon Wellcome, now GlaxoSmithKline K.K., in Japan. Dr. Winstanly qualified as a Medical Doctor MBChB at the University of Pretoria and is registered as a Medical Practitioner in both the United Kingdom and South Africa.

James H. Erlinger III has served as our Executive Vice President, General Counsel since January 2013 and as our Secretary since February 2013. Prior to joining us, he spent over 27 years practicing corporate law at Bryan Cave, LLP, a multinational law firm. Mr. Erlinger focused his practice on outsourcing, healthcare, joint ventures, mergers and acquisitions, licensing and capital formation. Mr. Erlinger is a certified public accountant and received his Bachelor’s degree in Finance from the University of Missouri-Columbia, his Master of Business Administration from the University of Missouri-Columbia, College of Business and his Juris Doctor from the University of Missouri-Kansas City School of Law.

Fred E. Cohen, M.D., D.Phil., F.A.C.P., has served as a director since May 8, 2007. Dr. Cohen is a TPG Partner, having joined TPG in 2001, and serves as co-head of TPG’s biotechnology group. Dr. Cohen is also an Adjunct Professor of Cellular and Molecular Pharmacology at the University of California, San Francisco, where he has taught since 1988. Dr. Cohen serves as a director of Genomic Health Inc., a company focused on providing actionable genomic health information, BioCryst Pharmaceuticals, Inc., a company focused on designing and developing small-molecule drugs, Veracyte, Inc., a diagnostics company, Five Prime Therapeutics, Inc., a clinical-stage biotechnology company, and Tandem Diabetes Care®, Inc., a diabetes products company. He is a member of the Institute of Medicine and the American Academy of Arts and Sciences. He is also a trustee of Autistica, a United Kingdom based charity. Dr. Cohen holds a Bachelor of Science degree in Molecular Biophysics and Biochemistry from Yale University, a D.Phil. in Molecular Biophysics from Oxford University, where he was a Rhodes Scholar, and an M.D. from Stanford University.

John P. Connaughton has served as a director since January 2008. Since 1997, Mr. Connaughton has been a Managing Director of Bain Capital, which he joined in 1989. Prior to joining Bain Capital, Mr. Connaughton was a consultant at Bain & Company, Inc., where he worked in the healthcare, consumer products and business services industries. Mr. Connaughton also serves as a director of HCA Holdings, Inc., a corporate operator of hospitals and health systems, Clear Channel Communications, Inc., a global media and entertainment company, Air Medical Group Holdings, Inc., a provider of air medical services, Plasma Resources UK, a UK based producer of plasma products, and The Boston Celtics, a National Basketball Association franchise. Mr. Connaughton was formerly a director of SunGard Data Systems Inc., a software and technology services company, Warner Music Group Corp., a music-based content company, Warner Chilcott plc, an international pharmaceutical company and CRC Health Corporation, a provider of treatment and educational programs related to behavioral issues. He also volunteers for a variety of charitable organizations, serving as a member of The Berklee College of Music Board of Trustees and the UVa McIntire Foundation Board of Trustees. Mr. Connaughton received a Bachelor of Science in commerce from the University of Virginia and a Master of Business Administration from Harvard Business School, where he was a Baker Scholar.

Jonathan J. Coslet has served as a director since our going private transaction in 2003. Mr. Coslet is a Senior Partner and the Chief Investment Officer of TPG. He is also Chairman of TPG’s Investment Committee and Management Committee and serves as a member of its Holdings Management Committee. Prior to joining TPG in 1993, Mr. Coslet was in the Investment Banking department of Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high yield finance from 1991 to 1993. From 1987 to 1989, Mr. Coslet worked at Drexel Burnham Lambert Incorporated. Mr. Coslet serves on the board of directors of Iasis Healthcare Corporation, an operator of hospitals, Petco Animal Supplies, Inc., a pet supply retailer, and Biomet, Inc., a medical device company. Mr. Coslet was formerly a director of J Crew Group, Inc., an apparel retailer, Burger King Corporation, a global fast food hamburger restaurant chain, Caesars Entertainment Corporation, a casino-entertainment provider and Neiman Marcus, Inc., an operator of retail stores. Mr. Coslet also serves on the Harvard Business School Advisory Board for the West Coast. Mr. Coslet received his Master of Business Administration from Harvard Business School in 1991, where he was a Baker Scholar and a Loeb Fellow, and his Bachelor of Science in Economics (Finance) from the University of Pennsylvania Wharton School, where he was Valedictorian, summa cum laude, a Gordon Fellow and a Steur Fellow.

Michael J. Evanisko has served as a director since May 2010. Mr. Evanisko is currently Chairman of PARx Solutions, Inc., a provider of processing services for physician practices, where he has served as a director and Chairman since June 2012. From September 2010 to December 2012, Mr. Evanisko served on the board of BackChannel Media, Inc., a broadcast technology developer. From July 2008 to May 2011, he served as a consultant to Clarion Healthcare Consulting, LLC, a strategic and organizational consulting firm to pharmaceutical, biotechnology and medical device and diagnostics businesses. From June 2002 to February 2008, Mr. Evanisko served as Executive Chairman of Adheris, Inc., a provider of educational and informational services to patients taking prescription medications. From January 2008 to June 2008, he also served as a consultant to M|C Communications, LLC, a provider of certified medical education to physicians. He received his Bachelor’s degree in Labor Studies from Pennsylvania State University, his Master of Public Administration from Pennsylvania State University, his Master of Arts in Administrative Sciences from Yale University and his Master of Philosophy from Yale University.

Mireille Gillings, Ph.D., has served as a director since February 2013. Dr. Mireille Gillings has served as Chief Executive Officer, President and a director of HUYA, an accelerator and co-developer of biopharmaceutical product opportunities originating in China, since founding the company in 2004, and became its Executive Chair in January 2013. Dr. Mireille Gillings has over 20 years of experience in the biotechnology industry, including in drug development, pre-clinical research design, establishing academic partnering programs and researching neurological diseases, and has considerable expertise in biopharmaceutical innovation in China. She is a board member of the Pasteur Foundation. Dr. Mireille Gillings received a Bachelor of Arts degree from Concordia University in Montreal and holds a Ph.D. from Radboud University in Nijmegen in the Netherlands and post-doctoral fellowships at Bordeaux University in France, and Scripps Research Institute.

Christopher R. Gordon has served as a director since November 2009 and has been involved with our company since the time of Bain Capital’s investment in January 2008. Mr. Gordon is a Managing Director of Bain Capital, which he joined in 1997. Prior to joining Bain Capital, Mr. Gordon was a consultant at Bain & Company, Inc. Mr. Gordon also currently serves as a director of Air Medical Group Holdings, Inc., a provider of air medical services, CRC Health Corporation, a provider of treatment and educational programs related to behavioral issues, SunGard Data Systems Inc., a software and technology services company, and Physio-Control, Inc, a provider of emergency medical response technology. Mr. Gordon was formerly a director of Accellent, Inc., a medical manufacturing supply company, and HCA Holdings, Inc., a corporate operator of hospitals and health systems. He is a founding director of the Healthcare Private Equity Association and volunteers for a variety of charitable organizations, serving on the board of directors of Year Up—Boston and as a member of the Boston Medical Center Foundation Board. Mr. Gordon received his A.B. in Economics from Harvard College and Master of Business Administration from Harvard Business School.

Jack M. Greenberg has served as a director since January 2004. He has served as Chairman of The Western Union Company, a money transfer services firm, since September 2006 and InnerWorkings, Inc., a global marketing supply chain company, since June 2010. He formerly served as Chairman and Chief Executive Officer of McDonald’s Corporation from May 1999 and August 1998, respectively, until his retirement in December 2002. Before becoming its Chief Executive Officer, Mr. Greenberg held various senior positions at McDonald’s, including Vice-Chairman, President and Chairman and Chief Executive Officer of McDonald’s USA, a division of McDonald’s Corporation. Mr. Greenberg also serves as a director of The Allstate Corporation, a property and casualty insurance company, Hasbro, Inc., a publicly traded branded play company, and Manpower Inc., a publicly traded workforce solutions company. He is a member of the American Institute of Certified Public Accountants, the Illinois CPA Society and the Chicago Bar Association. Mr. Greenberg is also a member of the board of trustees of DePaul University (having previously served as its Chairman), The Field Museum and the Institute of International Education, as well as the Chairman of the board of directors of the Metropolitan Pier & Exposition Authority. He formerly served on the executive committee of The Chicago Community Trust. Mr. Greenberg holds a business degree from DePaul University’s School of Commerce and a Juris Doctor from DePaul University’s School of Law.

Richard Relyea has served as a director since December 2013. Mr. Relyea joined 3i in 2007 as a member of the North America Private Equity team. In this role, he has been involved in 3i’s investments in a number of companies, including Mold-Masters Limited and Hilite International. Prior to joining 3i, Mr. Relyea was a principal at Halyard Capital where he invested in companies in the business services, media and communications sectors. He also served as an associate at Entrade Inc., where he made investments in technology and digital infrastructure businesses. Mr. Relyea began his career at Security Capital Group’s Preferred Growth Private Equity Fund, where he made investments in real estate operating companies and investment trusts. He is actively involved in several non-profit organizations and is president of the New York Private Equity Network. Mr. Relyea received a B.A. in Economics from Williams College.

Leonard D. Schaeffer has served as a director since January 2008. He has served as a TPG Senior Advisor since 2006, and has also served as a partner of North Bristol Partners LLC, a privately held consulting company, since 2006. From 2007 to 2011, Mr. Schaeffer served as the Chairman of the Board of Surgical Care Affiliates, LLC, a privately held company operating a national network of ambulatory surgical centers and surgical hospitals. Mr. Schaeffer formerly served as Chairman of the Board of WellPoint, Inc., then the largest health insurance company in the United States, Chairman and Chief Executive Officer of WellPoint Health Networks Inc. and Chairman and Chief Executive Officer of Blue Cross California and as a director of Allergan, Inc., a publicly traded specialty pharmaceutical company (1993 – 2011), and as a director of Amgen, Inc, a publicly traded biotechnology company (2004 – 2013). While serving in the federal government from 1978 to 1980, Mr. Schaeffer was Administrator of the Health Care Financing Administration (now CMS) and was responsible for the United States Medicare and Medicaid programs. Mr. Schaeffer was named the Judge Widney Professor and Chair at the University of Southern California in 2007 and serves on the board of the Brookings Institution, the RAND Corporation, the University of Southern California, and on the Board of Fellows of Harvard Medical School. He is a member of the Institute of Medicine of the National Academy of Sciences. Mr. Schaeffer received his Bachelor of Arts from Princeton University in 1969.

Composition and Qualifications of Our Board of Directors

Composition

The parties to the Shareholders Agreement, which include Dr. Gillings, Bain Capital, the TPG Funds, and 3i, have agreed to vote their respective shares in favor of the following nominees to our Board:

•	two individuals to be designated by Dr. Gillings (currently Dr. Gillings and Dr. Mireille Gillings), or the Gillings Nominees;

•	one member of management (currently Mr. Pike), or the Management Nominee;

•	two individuals to be designated by Bain Capital (currently Mr. Connaughton and Mr. Gordon), or the Bain Nominees;

•	two individuals to be designated by the TPG Funds (currently Dr. Cohen and Mr. Coslet), or the TPG Nominees;

•	one individual to be designated by 3i (currently Mr. Relyea), or the 3i Nominee; and

•	three individuals to be designated by the Governance, Quality and Nominating Committee, each of whom is:

•	not an affiliate or associate of any shareholder party to the Shareholders Agreement;

•	not employed by us or any of our subsidiaries, affiliates or associates; and

•	qualifies as an “independent director” under applicable law and in accordance with the rules and regulations of the SEC and the New York Stock Exchange (or any other self-regulatory organization), each a Disinterested Nominee.

If any of Dr. Gillings (and his affiliates), Bain Capital or the TPG Funds ceases to beneficially own 10% or more of the then outstanding shares of our common stock, then such shareholder group will only have the right to designate one individual as a nominee to our Board under the Shareholders Agreement. If any of Dr. Gillings (and his affiliates), Bain Capital, the TPG Funds or 3i ceases to beneficially own 5% or more of the then outstanding shares of our common stock, then such shareholder group will no longer have the right to designate any individuals as nominees to our Board under the Shareholders Agreement. For purposes of these thresholds, the number of shares of common stock outstanding will be determined based on the most recent weighted average number of shares outstanding (basic) reported for SEC purposes, subject to certain exclusions.

Qualifications

Our Board seeks to ensure that its members have experience, qualifications, attributes and skills that will facilitate the effectiveness of the Board’s oversight responsibilities. Our Board has adopted a corporate governance policy that includes broadly defined, non-binding guidelines for Board membership such as experience, diversity and term limits.

We believe that the individual and collective experience of our current directors adds value to our Board and our company. With respect to Mr. Pike, we believe that Mr. Pike’s extensive executive experience, as well as his understanding of our business and strategy from his service as our Chief Executive Officer, qualify him for service as a director, bring a valuable perspective to the Board and provide a vital link between management and the Board. With respect to our other directors, who were elected to the Board as a consequence of our shareholders’ nomination rights pursuant to the Shareholders Agreement, we are unaware of the specific experience, qualifications, attributes or skills that led to each shareholder’s decision to nominate these directors to our Board. With respect to the value they add to our Board and our company, however, we note in particular that (1) Dr. Gillings brings the unique perspective of over 30 years of industry experience and continuous leadership of our company since its founding, which provide valuable insight to and a vital link between management and the Board; (2) Dr. Mireille Gillings, the other Gillings Nominee, has over 20 years’ experience in the biotechnology industry, including, since 2004, as the founder, president, chief executive officer, executive chair and director of HUYA; (3) each of the Bain Nominees (Messrs. Connaughton and Gordon) is a Managing Director of Bain Capital, serves on other public company boards and has over 15 years’ experience in the private equity industry, as well as extensive experience in the healthcare industry; (4) each of the TPG Nominees (Dr. Cohen and Mr. Coslet) is a TPG Partner or Senior Partner and has over 25 years’ experience, including experience in the pharmaceutical, private equity and/or investment banking industries; (5) the 3i Nominee (Mr. Relyea) has over 15 years’ experience in the private equity industry; (6) the Disinterested Nominee designated by Dr. Gillings (Mr. Greenberg) previously served as the chairman, chief executive officer and chief financial officer of a global company, McDonald’s Corporation, is a certified public accountant and serves or has served on a number of other public company boards, including as chairman; (7) the Disinterested Nominee designated by Bain Capital (Mr. Evanisko) has been engaged in management consulting and entrepreneurial ventures in healthcare for over 30 years; and (8) the Disinterested Nominee designated by the TPG Funds (Mr. Schaeffer) has substantial health insurance experience as a former chairman of WellPoint, Inc. and chairman and chief executive officer of WellPoint Health Networks Inc. and Blue Cross of California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of the copies of such forms furnished to us for the year ended December 31, 2013, and the information provided to us by those persons required to file such reports, no such person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis during the year ended December 31, 2013.

Code of Ethics

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

Audit Committee

We have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Our Audit Committee consists of Messrs. Greenberg (Chairman), Evanisko and Schaeffer, each of whom our Board has determined meets the definition of “independent director” for purposes of the rules of the New York Stock Exchange LLC, including the independence requirements of Rule 10A-3 of the Exchange Act. Our Board has determined that Mr. Greenberg qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K.

Our Audit Committee oversees our corporate accounting and financial reporting processes and the audits of our financial statements. Our Audit Committee also provides oversight with respect to:

•	the quality and integrity of our financial statements and internal accounting and financial controls;

•	all audit, review and attest services relating to our financial statements and internal controls, including the appointment, compensation, retention and oversight of the work of the auditor engaged to provide such services to us;

•	our compliance with legal and regulatory requirements; and

•	the performance of our internal audit department.

Other responsibilities of our Audit Committee include, among other things:

•	selecting and evaluating the qualifications, performance, internal quality controls and independence of the independent auditor and pre-approving all audit engagement fees and terms, as well as audit and permitted non-audit services to be provided by such auditor;

•	discussing any material disagreements, problems or difficulties encountered in the course of audit work, including management’s response and any restrictions on the scope of work or access to required information;

•	discussing with management all significant deficiencies, material weaknesses or other major issues in the design or operation of internal control over financial reporting;

•	reviewing and discussing with management and the independent auditor the annual audited and quarterly unaudited financial statements, as well as our disclosures under “Management’s Discussion and Analysis”;

•	discussing earnings press releases and the financial information and earnings guidance provided to analysts and rating agencies;

•	preparing the Audit Committee report required by the SEC to be included in our annual proxy statement;

•	reviewing and discussing our guidelines and policies with respect to risk assessment and risk management;

•	establishing procedures for receipt, retention and treatment of complaints we receive regarding accounting, auditing or internal controls and the confidential, anonymous submission of anonymous employee concerns regarding questionable accounting and auditing matters; and

•	reviewing and approving all related person transactions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Summary

This section provides a summary of the policies and decisions regarding compensation of our named executive officers and the most important factors relevant to the analysis of their 2013 compensation. Our named executive officers for 2013 were:

•	Dennis B. Gillings, CBE, Executive Chairman

•	Thomas H. Pike, Chief Executive Officer

•	Kevin K. Gordon, Executive Vice President and Chief Financial Officer

•	Michael I. Mortimer, Executive Vice President Human Resources and Corporate Administration

•	John D. Ratliff, Former President and Chief Operating Officer.

Mr. Pike served as our principal executive officer, Mr. Gordon served as our principal financial officer and Mr. Ratliff, who retired from our company on December 31, 2013, served as an executive officer through all of 2013.

Our compensation strategy focuses on providing a total compensation package that is designed to attract and retain high-caliber executives by incentivizing them to achieve company and individual performance goals and closely aligning these goals with shareholder interests. Our philosophy reflects our emphasis on pay for performance and on long-term value creation for our shareholders. Consistent with this philosophy, our named executive officers are compensated with a combination of base salary, short-term cash incentives and/or long-term equity incentives. They participate in company benefit programs and receive limited supplemental benefits and perquisites, termination and other benefits based on the terms of their employment agreements and deferred compensation benefits.

Highlights of 2013 Performance

We achieved strong financial performance in 2013 and continued to grow revenues despite a competitive market environment. Highlights of our 2013 performance include the following:

•	Strong financial performance. We ended 2013 with the following key financial accomplishments: service revenues of $3.8 billion, reflecting $116.0 million of revenue growth year over year, and diluted earnings per share of $1.77 as compared to $1.51 in 2012.

•	Successfully completed initial public offering. In May 2013, we successfully completed an initial public offering, or IPO, and our stock became listed on the New York Stock Exchange, or the NYSE, under the symbol “Q.”

2013 Compensation Decisions

In making compensation decisions for 2013, the Compensation and Talent Development Committee, which we refer to for purposes of this discussion as the Committee, took into account a number of factors, including:

•	our financial performance and achievement of corporate short-term and long-term objectives;

•	the successful completion of our IPO and listing of our stock on the NYSE;

•	increased responsibilities of our named executive officers, as well as the performance of our executive team and individual performance ratings of each executive; and

•	our need to reward and retain key executives.

We believe that each of our named executive officers was instrumental in helping us to achieve strong financial results for 2013 and in particular managing our company through a successful IPO. For these and the other reasons mentioned above, the Committee made the following key executive compensation decisions during 2013 to reward their performance:

•	adopted a new equity incentive plan and approved grants of stock option awards for our senior executive team, including the named executive officers (other than Dr. Gillings and Mr. Pike);

•	adopted a management incentive plan to provide for annual cash-based incentive awards to our senior executives, including the named executive officers;

•	approved changes in our employment agreements with Dr. Gillings and Mr. Ratliff in connection with our transition to a public company;

•	approved changes in base salary:

•	for Mr. Gordon, an increase in recognition of his leadership and contributions to our company;

•	for Dr. Gillings, a reduction to reflect the terms of his employment agreement as revised in connection with our IPO; and

•	for each of our named executive officers (other than Dr. Gillings who did not previously receive an executive allowance) to reflect the combination of executive allowances into base salaries; and

•	approved discretionary awards, both in cash and in restricted stock units, for Mr. Gordon in recognition of his leadership and contributions to our company.

Objectives of Compensation Program

Our Compensation Philosophy

Our compensation philosophy centers upon:

•	linking compensation actually paid to achievement of our corporate financial, operating and strategic goals and to the individual responsibilities of, and performance and contributions by, each of our named executive officers;

•	aligning the interests of our named executive officers with those of our shareholders by delivering a significant portion of each executive’s compensation through equity-based awards; and

•	attracting and retaining executives of the highest caliber for our business by providing competitive compensation packages.

The key elements of our compensation program combine cash and equity-based compensation to reward the achievement of annual, long-term and strategic goals. Together, these elements are designed to be complementary and to collectively serve the overall compensation objectives described above.

The Executive Compensation Process

Roles in Compensation Decisions

The Committee oversees our executive compensation program. During 2013, the Committee consisted of five directors, including a representative from each of Bain Capital, TPG and 3i, and two designated independent directors. Michael Evanisko, one of our independent directors, serves as chairman of the Committee. Our Sponsors have had significant representation on the Committee since our privatization in 2003 and they play an active role in determining our compensation policies and setting compensation for each of our named executive officers. The decisions by the Committee are targeted towards implementing compensation arrangements that reward the achievement of annual, long-term and strategic goals and enhance shareholder value.

Historically, our principal executive officer has made recommendations to the Committee regarding the compensation of our named executive officers (other than himself) and has provided input regarding executive compensation programs and policies generally. For 2013, Mr. Pike recommended awards under our management incentive program for the named executive officers (other than himself); however, in light of the IPO process, the Committee acted with respect to other elements of compensation on its own. We expect Mr. Pike to have a broader role in recommending compensation of the named executive officers for 2014 more in line with our historical practice. The Committee exercises its discretion to modify any recommended adjustments or awards to executives and makes the final compensation determinations for all of our named executive officers. In making its decisions, the Committee relies heavily on the substantial experience and expertise in executive compensation of its members.

The Committee directly retained Semler Brossy Consulting Group LLC, or Semler Brossy, as its independent consultant to advise the Committee with respect to the compensation arrangements of our named executive officers. Semler Brossy reports directly to the Committee, although in carrying out assignments Semler Brossy interacts with company management when necessary and appropriate. Semler Brossy only provides material services to the Committee in connection with its role as the Committee’s independent consultant. The Committee has assessed the independence of Semler Brossy taking into account, among other things, the factors set forth in the NYSE and the SEC rules, and concluded that no conflict of interest exists that would prevent Semler Brossy from independently advising the Committee. Semler Brossy also provided the Committee a written report of its own conclusion to that effect.

2013 Elements of Executive Compensation

Currently, the total compensation for our named executive officers consists of four primary components: base salary, short-term cash incentive compensation, long-term equity incentive compensation, and limited perquisites and other personal benefits. Supplemental elements include our elective nonqualified deferred compensation plan and termination arrangements as described in their employment agreements. In addition, we will provide Dr. Gillings and Messrs. Pike and Gordon limited change in control benefits as described in their employment agreements. The principal elements of compensation are typically evaluated on an annual basis, while any supplemental elements are programs or arrangements that we have implemented for long-term, strategic reasons, which may potentially provide additional compensation to an executive.

The strategy of the cash incentive compensation program for our named executive officers is to align the level of annual cash incentive compensation received with corporate financial and individual performance results. We also believe that, by placing a significant equity opportunity in the hands of executives who are capable of driving and sustaining growth, our shareholders will benefit along with the executives who helped create shareholder value.

The table below describes the principal components of our compensation program.

Component	Description	Primary objectives
Base Salary	Fixed cash payment	Provide competitive fixed level of pay to attract and retain experienced and successful executives
Short-Term Cash Incentives	Performance-based annual cash incentives and discretionary bonuses	Provide financial incentives to executives who are in positions to make important contributions to our success; encourage and reward near-term performance goals and other achievements, such as attainment of specified annual financial targets and satisfaction of strategic and individual objectives
Long-Term Equity Incentives	Stock options and restricted stock unit awards	Retain executives and motivate them to achieve long-term goals; encourage and reward building long-term shareholder value; align executive interests with shareholder interests
Perquisites and Other Personal Benefits	Supplemental benefits and other perquisites	Provide competitive benefits to attract and retain experienced and successful executives

Factors Considered in Making Individual Pay Decisions

Mix of Compensation Elements

The profile of our executive compensation is generally driven by decisions made for each component of pay separately, which we intend to be appropriately competitive, as well as the impact of our decisions on total compensation. However, consistent with our compensation philosophy, the Committee believes that a significant portion of each named executive officer’s compensation should be at risk based on continued service and our company’s performance.

Pay for Performance

We emphasize aligning compensation with company and individual performance. We reward our named executive officers for delivering superior performance that contributes to our long-term success and the creation of shareholder value. In measuring such performance, we consider the achievement of corporate goals and objectives and individual contributions and performance.

Annual Performance Assessments

We reward significant contributions by our named executive officers, primarily through payments under our annual cash incentive plans and less frequently through salary increases, discretionary bonuses and equity awards under our stock incentive plans. When making decisions about components of annual cash compensation, we focus on the achievement of excellent individual performance as well as corporate financial targets. Individual performance ratings are comprised of an assessment of a named executive officer’s:

•	leadership within his individual areas of responsibility, as well as across our company;

•	contribution towards business results; and

•	contribution towards the achievement of various individual and company-wide strategic objectives.

The individual performance review for the named executive officers takes into account specific financial and strategic objectives in five different performance areas: financial growth, employees, customers, processes and organization. The weighting and objectives specific to each performance area are established for these named executive officers and shared with the Committee during the first quarter of the year. These objectives, as well as various attributes that are more difficult to quantify, such as teamwork, the promotion of appropriate cultural values and leadership development, are then subsequently used to complete each individual’s annual performance review. Once recommendations are presented to the Committee by the principal executive officer based on the results versus the established objectives, the Committee may exercise its discretion to assess independently and modify any recommended performance assessments for each of the named executive officers. The Committee utilizes similar financial, strategic and leadership objectives and criteria to independently assess the annual performance of Dr. Gillings and Mr. Pike.

Discretionary Bonus

We may also make discretionary cash bonus payments to reward exceptional leadership and contributions to our company, such as in connection with the achievement of various significant corporate events.

Equity Awards

Another significant component of our pay-for-performance compensation philosophy is building significant equity holdings of our senior management, including our named executive officers, through the ownership of a combination of restricted stock units, stock options and/or stock issued under our prior stock incentive plans or upon the exercise of options. By providing our named executive officers with an equity stake in our company, we are better able to align their interests with those of our shareholders.

Competitive Market Data

The Committee does not support strict adherence to benchmarks, compensatory formulas or market comparisons. Far more important is attraction and retention of key talent based on a balance of market competitive pay, financial outcomes and individual performance. The Committee’s process for determining executive compensation is straightforward and, in part, involves consideration of the highly competitive market for executives in the services industry, particularly the biopharmaceutical and biopharmaceutical services industries, including companies with similar growth and revenue characteristics within our business segment.

The Committee leveraged the experience of the representatives of our Sponsors serving on the Committee as well on analysis performed by Bain Capital and/or TPG that considers the compensation of our executive team in light of the compensation structure of other portfolio companies or private equity-backed companies in general. As referenced above, the Committee also relied on Semler Brossy in their capacity as independent compensation consultant to the committee as a key advisor for compensation decisions in 2013. The Committee also considered certain market survey data on executive compensation levels as part of the total mix of information used to evaluate 2013 compensation. The peer group established as a compensation reference point for 2013 remained consistent with the peer group the Committee referenced with respect to the 2012 compensation process. This peer group was selected while we were still a private company and consisted of the following 21 life-science and life-science service companies ranging in revenues from approximately one half to approximately two times our annual revenues:

• Gilead Sciences, Inc.	• Quest Diagnostics Incorporated

• Omnicare, Inc.	• Mylan Inc.

• Laboratory Corporation of America Holdings	• Allergan, Inc.

• Biogen Idec Inc.	• Forest Laboratories, Inc.

• Celgene Corporation	• Hospira, Inc.

• Life Technologies Corporation	• Watson Pharmaceuticals, Inc.

• Cephalon, Inc.	• Perrigo Company

• Varian Medical Systems, Inc.	• Covance Inc.

• Endo Health Solutions Inc.	• Cerner Corporation

• Pharmaceutical Product Development, Inc.	• PAREXEL International Corporation

• Charles River Laboratories International, Inc.

These companies were selected because the Committee believes that for executive compensation purposes, the relative size and complexity of a services company serving the life-sciences industry is more important for compensation comparisons than the specific category of products or services offered by such company. The Committee will continue to evaluate the appropriateness of the peer group now that we are a public company and is in the process of reviewing the peer group for 2014 with input from its consultants.

The comparative compensation information is just one of several analytic tools that are used in setting executive compensation. The Committee exercises its discretion in determining the nature and extent of market data it collects to test the reasonableness of our overall executive compensation program. The Committee nevertheless believes that the results of its review demonstrated that our executive compensation was generally competitive for like senior positions and was satisfied that the information presented sufficiently confirmed the appropriateness of our executive compensation program and targets. While we believe all of this market data and other information provides a helpful point of reference when making compensation decisions, we do not view this information as the determinative factor for our executives’ compensation or any particular element of the named executive officers’ compensation.

Principal Elements of Compensation

Base Salary

The Committee attempts to maintain base salaries at competitive levels while also reserving a substantial portion of compensation for the other elements of compensation that are more directly linked to company and individual performance.

The annual base salaries for our named executive officers are set forth in their employment agreements, but remain subject to adjustment in accordance with our policies, procedures, and practices as they may exist from time to time. Generally, base salaries of the named executive officers are reviewed annually in February. As part of the Committee’s review of compensation in February 2013, the Committee determined that it could better measure compensation among named executive officers, by phasing out the flexible allowance previously provided to executive officers other than Dr. Gillings and increasing base salaries by corresponding amounts. As a result, beginning in February 2013, we folded the remaining portions of executive allowances (of $40,000 for Mr. Pike, and $30,000 for each of Messrs. Gordon, Mortimer and Ratliff) into base salaries. In order to ensure overall compensation is not improperly inflated by this adjustment, the Committee still considers the portion of each executive’s salary increase attributable to phasing out the allowance, particularly in 2013, as a separate element of compensation for the purposes of calculating bonuses under the Management Incentive Plan, or MIP, as well as calculating amounts that may be payable to these executives in connection with termination of their employment. The Committee determined to continue this process for these executives (other than Mr. Ratliff, who has retired) during 2014. The Committee also approved a $50,000 increase in annual base salary for Mr. Gordon beginning in February 2013 in recognition of his contributions and leadership of our company.

        In addition to the annual salary review, the Committee may also adjust base salaries at other times during the year in connection with promotions, changes in job titles and responsibilities or to maintain competitiveness in the market. In connection with our IPO, the Committee, in consultation with Semler Brossy, reviewed the existing terms of our employment agreement with Dr. Gillings. After taking into consideration various factors, including Dr. Gillings’ current role with our company and our company’s newly public status, the Committee determined to amend the terms of Dr. Gillings’ existing employment agreement to reduce certain compensation and benefits provided to him, including a reduction in his annual base salary to $800,000, and to provide for other modifications necessary to comply with certain provisions of Section 409A of the Code.

Short-Term Incentive Compensation

Management Incentive Plan

Each of our named executive officers, other than Mr. Ratliff, participated in the MIP in 2013. Adopted by our Board of Directors, or our Board, in connection with the IPO, the MIP governs annual cash incentive payments to executive officers and other members of senior management as determined by the Committee. The MIP links short-term cash incentive compensation to the financial success of our company. The purpose of the MIP is to allow us to attract, retain, motivate and reward executive officers and members of senior management by providing them with the opportunity to earn competitive compensation directly linked to our performance. Due to his retirement on December 31, 2013, Mr. Ratliff was not eligible for an award under the MIP. The Committee approved awards paid to participating named executive officers in early February 2014.

Subject to the provisions of the MIP, the Committee has broad discretion to establish performance goals, payout formulas and target awards for each performance period and certify whether and to what extent such goals have been satisfied and to determine the individuals eligible to participate and the amount, manner and time of payment of any awards. In determining the amount payable, the Committee may reduce the amount otherwise payable to a participant based on individual performance or other factors as the Committee deems appropriate or waive any applicable performance goal, in its discretion.

The terms of the MIP for 2013 were ratified by the Committee in April 2013. The bonus pool for the MIP was based on a funding mechanism established by our Board in early February 2013 for our cash incentive plan in which our other non-sales employees generally were eligible to participate. A portion of this total bonus pool, which was based on the achievement against a company-wide budgeted operating surplus target, was set aside to fund the MIP. The Committee then considered the recommendations of management, based on performance versus goals, and determined the actual amounts to be paid to each of the participating named executive officers (as well as the other MIP participants) from the portion of the bonus pool allocated to the MIP. In making this decision, the Committee had the authority to adjust awards (upwards or downwards) from recommended amounts. We discuss each of these steps in more detail below.

The Committee establishes annual award targets (expressed as a percentage of base salary or a specific dollar amount) each year for MIP participants; however, awards under the MIP are discretionary, and, as the Committee is empowered to use its discretion to reduce awards to 0% of the targeted award amount, the plan does not guarantee anyone a bonus. It is not intended for any individual award to be more than 200% of the targeted award amount for any executive. Annual award targets for each of the participating named executive officers under the MIP were set by the Committee in February 2013, and ratified by the Committee in April 2013, based on the terms of each executive’s employment agreement, as well as the experience and position of each named executive officer. The 2013 annual award targets for the participating named executive officers were 100% of base salary of $800,000 for Dr. Gillings, 100% of base salary (excluding amounts relating to his prior executive allowance folded into base salary) of $1,000,000 for Mr. Pike, 85% of base salary (excluding amounts relating to his prior executive allowance folded into base salary) of $550,000 for Mr. Gordon (or $467,500) and 85% of base salary (excluding amounts relating to his prior executive allowance folded into base salary) of $500,000 for Mr. Mortimer (or $425,000). Prior to his retirement, Mr. Ratliff’s 2013 annual award target was 100% of his base salary (excluding amounts relating to his prior executive allowance folded into base salary) of $650,000.

Funding the Overall Bonus Pool. In order to tie the amount available to distribute as company-wide incentive bonuses to our overall profitability, the overall bonus pool for our cash incentive plan made available generally to our non-sales employees (other than participants in the MIP) was funded based on attainment of a company-wide operating surplus target. For these purposes, operating surplus represented income from operations as reported in our 2013 consolidated statement of income, excluding restructuring costs, share-based compensation, cash bonus expenses, IPO related costs, one-time severance costs and income associated with 2013 acquisitions. These adjustments were calculated using a fixed exchange rate and using actual year-end exchange rates in the manner described below.

We assess operating surplus using a fixed exchange rate for purposes of determining whether we met our performance target. The operating surplus target for 2013 (based on a fixed exchange rate) was $656.9 million. We also use operating surplus calculated at a fixed exchange rate to determine the percentage of operating surplus that will be used to fund the overall bonus pool, as reflected in the table below. We used fixed rates when making these calculations to eliminate the effect of fluctuating exchanges rates from our world-wide business operations. However, when calculating operating surplus at year end, to which the funding percentage is applied, we use actual year end exchange rates to reflect the operating surplus currently available for funding the overall cash incentive plan. Actual operating surplus for 2013 (based on a fixed exchange rate) was $742.9 million, or 113.1% of target. Once 80% of the operating surplus target (based on a fixed exchange rate) was met, a percentage of every dollar of actual operating surplus earned by our company (based on actual year end exchange rates) was used to fund bonuses based on the following scale:

Operating Surplus (based on Fixed Exchange Rate) Result as Percent of Target	Percent of Operating Surplus as Earned by the Company (based on Actual Year End Exchange Rates) Used to Fund Overall Pool
< 80%	Discretionary
80% to < 103%	23.00%
>= 103%	24.00%

Since operating surplus (based on a fixed exchange rate) resulted in 113.1% of target, 24% of each dollar of actual operating surplus earned by our company (based on actual year end exchange rates) was used to fund the overall bonus pool. This resulted in an initial bonus pool of $172.5 million (or 24% of $718.6 million). However, the Committee approved an additional adjustment to the overall bonus pool by allocating $890,000 of that amount to existing cash incentive programs designed to reward our broader employee population, who are not named executive officers and do not participate in our stock incentive plans. This allocation resulted in an overall bonus pool of $171.6 million.

The resulting overall bonus pool of $171.6 million would enable us to pay (on average) 103.4% of the annual award targets for all employees eligible to receive incentive bonuses (either through the MIP or under our broader cash incentive plan). As discussed below, we used 103.4% as the preliminary funding factor to determine the baseline award amount used for allocating awards for all such employees, including those participating under the MIP, although bonuses actually paid to individuals varied above and below this baseline award amount based on a number of factors.

Allocation of a Portion of the Overall Bonus Pool for Named Executive Officers Participating in the Management Incentive Plan. Management recommended designating approximately $2.8 million from the $171.6 million overall bonus pool to fund baseline award amounts for participating named executive officers. This amount was equal to the annual target amounts for all named executive officers participating in the MIP as a group multiplied by a funding factor of 103.4% (i.e., $827,200 for Dr. Gillings, $1,034,000 for Mr. Pike, $483,295 for Mr. Gordon and $439,450 for Mr. Mortimer). In addition, the Committee made available an additional approximately $966,000 for awards under the MIP to participating named executive officers to provide it flexibility to increase awards above the baseline award amounts (determined using 103.4% funding factor) to reward exceptional leadership or individual performance by individual named executive officers participating in the plan.

The Committee met in February 2014 to approve the actual awards under the MIP for 2013. The Committee considered various factors when determining the awards for participating named executive officers, including each executive’s involvement in leading our business units and our two operating segments towards the attainment of 2013 financial objectives, each executive’s individual performance as part of the annual performance review discussed above and other factors. The Committee started with the “baseline award amount” of 103.4% of the annual target amount for each executive and considered adjustments accordingly. The Committee concluded that the management team should be rewarded for its role in driving our company’s financial performance and determined to use the entire amount set aside to fund awards for the participating named executive officers and increased the baseline award amounts as follows. With respect to Mr. Mortimer, in recognition of his individual performance and leadership of our company, the Committee increased his baseline award amount by 25%, resulting in an award of $550,000 under the terms of the 2013 MIP. In light of the significant roles Mr. Pike and Mr. Gordon played in our financial performance and the success of our IPO, as well as the increased responsibilities taken on by these executives during the year, the Committee increased Mr. Pike and Mr. Gordon’s baseline award amount by 45%, resulting in awards of $1,500,000 and $700,000, respectively, under the terms of the 2013 MIP. Dr. Gillings’ award was increased to $1,000,000, which was an increase of 21% of his baseline award amount, in recognition of his overall contributions to the success of our company.

The table below presents with respect to each of the participating named executive officers: the target award amount, the baseline award amount (determined by multiplying the target award amount by 103.4%) and the actual award amount approved by the Committee and paid to such executive under the MIP for 2013.

Name	Target Award Amount ($)	Baseline Award Amount (103.4% of Target Award Amount) ($)	Actual Award Amount as Approved by the Committee ($)
Dennis B. Gillings, CBE	800,000	827,200	1,000,000
Thomas H. Pike	1,000,000	1,034,000	1,500,000
Kevin K. Gordon	467,500	483,395	700,000
Michael I. Mortimer	425,000	439,450	550,000

Actual award amounts approved by the Committee and paid to each participating named executive officer under the MIP for 2013 are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Discretionary Cash Bonuses

In November 2013, the Committee approved a discretionary cash bonus of $500,000 to Mr. Gordon, payable in two installments in 2014, in recognition of his leadership and contributions to our company. In addition, in recognition of nearly a decade of service to our company and in light of his valuable contributions to our company during all of 2013, in February 2014 the Committee awarded Mr. Ratliff a $650,000 discretionary bonus. The bonus, which is equal to his target bonus award that would have applied for 2013, was paid in February 2014.

Long-Term Incentive Compensation

Stock Incentive Plan Compensation

We believe superior returns for our shareholders are achieved through a culture that focuses on long-term performance by our named executive officers and other senior management. By providing our senior management with incentives, including equity and other instruments tied to the growth in our equity value, we believe we are better able to align the interests of our named executive officers and our shareholders. Our Board and shareholders adopted the 2013 Stock Incentive Plan in connection with the IPO, and we do not expect to make any further awards under our prior stock incentive plans. Awards under the 2013 stock incentive plan represent our principal form of long-term incentive compensation.

To reinforce our goal to retain key executives, all awards granted under our stock incentive plans are subject to annual service-based vesting. Our awards are granted with an exercise price equivalent to fair value on the date of grant. For 2013, decisions regarding stock option awards for plan participants, including our named executive officers, were made by the Committee with reference to the following objectives and guiding principles prepared by Semler Brossy:

•	manage plan longevity and dilution;

•	compensate executives at competitive award levels;

•	retain top executives for long-term success of our company;

•	enhance ownership stake for top executives and for the next generation of leadership; and

•	provide appropriate recognition and incentives to high performing employees below the top executives.

Going forward, we expect that management will provide recommendations to the Committee on an annual basis consistent with our compensation philosophy and market best practices.

In connection with the IPO, we granted options to each of our named executive officers, other than Dr. Gillings and Mr. Pike, with an exercise price equal to our IPO price. Two types of grants were made: annual awards, a practice which the Committee intends to continue post-IPO to enhance executives’ ownership stake in our company, and retention awards, which the Committee approved on a special basis in recognition of certain officers’ contribution to the organization. On May 8, 2013, each of Messrs. Gordon, Ratliff and Mortimer received an annual grant of options to purchase 100,000 shares of our common stock which vest over four years, in four equal installments beginning on the anniversary of the grant date. On the same date, Messrs. Gordon and Ratliff were awarded grants of options to purchase 25,000 and 50,000 shares of our common stock, respectively, to encourage the longer term retention of these key executives. These grants vest over four years, in two installments, with 33% vesting on May 8, 2016 and the remainder vesting on May 8, 2017. Mr. Ratliff forfeited these awards upon his retirement.

In November 2013, the Committee determined it was appropriate to award restricted stock units in connection with post-IPO discretionary bonuses to encourage further employee ownership in our company. The Committee approved a grant of 11,599 restricted stock units to Mr. Gordon in recognition of his leadership and contributions to our company. These restricted stock units will settle in shares of our stock within 45 days of the applicable vesting date. This grant will vest over four years, in two installments, with 33% vesting on November 24, 2016 and the remainder vesting on November 24, 2017.

The Committee recognized that Dr. Gillings has made a significant personal investment in our company and therefore has elected to compensate Dr. Gillings for his service as Executive Chairman other than with long-term equity incentives. The Committee also did not award any option grants to Mr. Pike in 2013, as he received options to purchase shares in 2012 pursuant to his employment agreement. Mr. Pike’s employment agreement provides that these option grants are intended to be the exclusive grants made to Mr. Pike over the term of that agreement.

Benefits and Perquisites

Executive Benefits

Our employees generally, including the named executive officers, are eligible for certain benefits, such as group health and disability insurance, employer contributions to our 401(k) plan and basic life insurance premiums. These benefits are intended to provide competitive and appropriate protection in case of sickness, disability or death. The 401(k) plan provides our employees the opportunity to save for retirement on a tax-deferred basis. Named executive officers may elect to participate in the 401(k) plan on the same basis as all other employees. We may provide a discretionary matching contribution to eligible 401(k) plan participants in an amount determined annually prior to the beginning of a plan year. For 2013, as in prior recent years, our discretionary matching contribution matched the first 3% of employee contributions at 100% and the next 3% of contributions at 50%. Our discretionary matching contributions under the 401(k) plan vest 50% after one year of service and 100% after two years of service.

In addition, we provide our named executive officers certain limited perquisites and other supplemental benefits that the Committee believes are reasonable and consistent with our overall compensation program and that better enable us to attract and retain the highest quality executives for key positions. The Committee regularly reviews the benefits and perquisites that are provided to our named executives to ensure that they continue to be appropriate in light of the overall goals and objectives of our compensation program. As part of the Committee’s review in February 2013, the Committee determined that it could better measure compensation among named executive officers by phasing out various perquisites and continuing to use base salary, short-term cash incentives and long-term equity incentives as the primary components of our compensation program. As discussed above under “Base Salaries,” the Committee approved an increase to the base salary of each of the named executive officers (other than Dr. Gillings who did not previously receive an executive allowance) corresponding to the remaining portion of the individual’s executive allowance. This change took effect in February 2013. In lieu of an allowance, historically we provided Dr. Gillings with various personal benefits pursuant to his employment agreement including country club dues, a car allowance and tax and financial planning services. In connection with the amendment to his employment agreement entered in connection with the IPO, we eliminated his right to these benefits but continue to reimburse reasonable business expenses, which we determined for 2013 to include a car allowance for the remainder of the year following the IPO. The perquisites and other benefits made available to our named executive officers in 2013 are disclosed as “All Other Compensation” in the Summary Compensation Table and its accompanying footnotes.

From time to time, we may provide additional personal benefits to our executives on an individual basis as appropriate under the circumstances. For example, in connection with new hires, we have covered legal fees and relocation expenses for our executives. In addition, in response to isolated security concerns, we covered the installation or enhancement of home security systems for several of our senior executives (including certain of the named executive officers) beginning in 2009. To offset unintended increased taxable income effects and to provide these perquisites and benefits on a “tax-neutral” basis, we also provided tax gross-ups with respect to some of these benefits and perquisites. Friends and family members of named executive officers have, in limited circumstances, accompanied the named executive officers on business travel on the airplane owned and operated by GF Management Company, Inc., or GFM, a company controlled by Dr. Gillings. We pay a flat hourly rate for the use of the airplane, so any such travel is at no additional incremental cost to us. See “Certain Relationships and Related Person Transactions—Other Transactions.”

Expatriate Benefits

For those employees, including our named executive officers, who are assigned to an international location outside their home country, we also provide reasonable and customary expatriate benefits, including relocation expenses, housing allowance and other out-of-pocket expenses related to overseas assignment. The expatriate benefits we provided in 2013 to Mr. Mortimer, who continued a multi-year assignment to provide executive leadership in our EMEA (or Europe, Middle East and Africa) region of operations from our regional headquarters in the United Kingdom and to be the chairman of the EMEA management board, are reflected as “All Other Compensation” in the Summary Compensation Table.

Executives who are on international assignment also fall under our tax equalization policy. Under our tax equalization policy, assignees are held responsible for a “hypothetical” home country tax on their compensation (excluding assignment allowances) and personal income as if they had remained in the home country and not gone on an international assignment. We use a “hypothetical tax” withholding model, where we deduct withholdings from the executive’s pay which represent the taxes that the executive would have been responsible for in his home country. We then pay taxes on behalf of the executive in the host location and any residual actual home country taxes. Accordingly, from a tax perspective, the executives do not benefit nor do they suffer economically. We engage a third party accounting firm to prepare an annual tax equalization settlement which reconciles the executive’s hypothetical tax obligation against the amounts withheld.

We believe these benefits are standard in our industry and they generally apply to non-management expatriate employees as well. We believe the level of tax benefit provided is reasonable and not excessive. Further, we believe the cost to our company of providing this benefit is reasonable in light of the benefits our company receives in having certain employees assigned internationally.

Supplemental Elements of the Compensation Program

Payments upon Termination Events

As noted above, all of our named executive officers have entered into employment agreements, which provide, among other things, for various benefits upon a termination of their employment under various scenarios. As more fully described below, these agreements generally provide for severance benefits of varying periods that are triggered in the event we terminate an executive “without cause” or the executive terminates for “good reason” or due to our material breach. As discussed in more detail below, the employment agreements for our named executive officers have provisions that define the nature of employment, compensation and benefits while employed, compensation and benefits upon termination, and restrictive covenants relating to trade secrets, confidential information, company property and competitive business activities. These provisions, which (with the exception of certain terms of our employment relationship with Dr. Gillings, Mr. Pike and Mr. Ratliff) generally mirror each other, are designed to promote stability and continuity of senior management. We believe that reasonable severance benefits are appropriate in order to be competitive in our executive retention efforts. We believe protections afforded by post-termination severance payments allow management to focus their attention and energy on making objective business decisions that are in our best interest without allowing personal considerations to cloud the decision-making process.

Dr. Gillings’ employment agreement was amended in connection with our IPO. As discussed in more detail below, Dr. Gillings’ agreement provides for severance payments to be paid following termination of his employment under various circumstances, including if he is terminated in connection with a sale of our company meeting certain conditions, so long as Dr. Gillings does not trigger the sale transaction or vote in favor of it. We and our Sponsors (who have significant representation on the Committee) believe that providing Dr. Gillings, our founder and Executive Chairman, with long-term stability of income and other benefits is an important aspect of retaining his services.

In addition, in light of Mr. Ratliff’s contribution to our company leading up to the IPO and the leadership role he was expected to play after the IPO, we agreed to revise Mr. Ratliff’s employment agreement to provide him with severance if he retired, elected not to renew his employment agreement or otherwise voluntarily departed from our company. As a result, following his December 31, 2013 retirement, Mr. Ratliff was entitled to severance payments totaling $3,185,142, as more fully described in “Potential Payments upon Events of Termination of Other Executive Officers.”

As more fully described below, only the employment agreements with Dr. Gillings and Messrs. Pike and Gordon provide for any specific benefits in the event of a change in control. With the exception of certain options issued to Messrs. Pike and Gordon (which become vested and are exercisable upon a change in control, as defined in their respective employment agreements, under certain circumstances), our equity is considered “double trigger” such that none of the unvested options or restricted stock units held by our named executive officers automatically accelerate upon a change in control.

Executive Compensation Deferral Program

In addition to our standard 401(k) retirement savings plan available to all United States employees, we have established an executive compensation deferral program for certain of our United States-based senior employees, including our named executive officers. Our elective nonqualified deferred compensation plan, which is more fully discussed below, generally allows eligible employees to defer up to 90% of their base salaries as of the first day of the calendar year or partial year and up to 100% of any cash bonus payable to the participant with respect to services rendered in a particular year. Contributions to the elective nonqualified deferred compensation plan consist solely of participants’ elective deferral contributions with no matching or other employer contributions. The Committee views this program as a supplement to the primary elements of compensation provided to our executives because it provides an additional tax advantaged program for long-term wealth achievement. The terms of our Nonqualified Deferred Compensation Plan are compliant with the requirements of Section 409A of the Code.

Tax and Accounting Implications

The forms of our executive compensation are largely dictated by our capital structure and have not been designed to achieve any particular accounting treatment. We do take tax considerations into account, both to avoid tax disadvantages and to obtain tax advantages where reasonably possible consistent with our compensation goals. Certain tax advantages for our executives benefit us by reducing the overall compensation we must pay to provide the same after-tax income to our executives. Thus, our executive compensation arrangements are designed to take account of and to avoid excise taxes under Section 409A of the Code, and include provisions addressing requirements that apply only after our IPO. Prior to the IPO, we were not subject to the $1,000,000 limitation on deductions for certain executive compensation under Section 162(m) of the Code. Section 162(m) denies a deduction for remuneration paid to a named executive officer (other than its chief financial officer) to the extent that it exceeds $1,000,000 for the taxable year, except to the extent that such excess amount meets the definition of “performance-based compensation.” Now that we are public, we intend to claim the benefit of a special exemption rule that applies to compensation paid (or compensation in respect of equity awards such as stock options or restricted stock granted) during a transition period that may extend until our annual meeting of shareholders scheduled to be held in 2017, unless the transition period is terminated earlier under the Section 162(m) post-offering transition rules. At such time as we are subject to the deduction limitations of Section 162(m), we expect that the Committee (including a subcommittee of “outside directors” satisfying the requirements of Section 162(m) of the Code, which, from time to time, may act in the place of the full Committee) will take the deductibility limitations of Section 162(m) into account in its compensation decisions; however, the Committee may, in its judgment, authorize compensation payments that are not exempt under Section 162(m) when it believes that such payments are appropriate.

Recovery of Certain Awards

We do not currently have a formal policy for recovery of annual incentives paid on the basis of financial results which are subsequently restated. Under the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer must forfeit incentive compensation paid on the basis of previously issued financial statements for which they were responsible and which have to be restated, as a result of misconduct. The 2013 Stock Incentive Plan and the MIP each include provisions that would require the return of awards consistent with any clawback or recoupment policy we might have in place. We are in the process of developing a formal policy for the recovery of incentive-based compensation paid to current and former executive officers, in compliance with regulations pursuant to the requirements of the Sarbanes-Oxley Act (and the Dodd-Frank Wall Street Reform and Consumer Protection Act following the enactment of such regulations).

Stock Ownership Guidelines

Our Board believes that management’s ownership of our equity demonstrates a commitment to the long-term profitability of our company, benefiting shareholders and employees alike. Employees covered by our Stock Ownership Guidelines, or the Guidelines, are expected to acquire and maintain a minimum level of ownership in our equity. In order to align management’s long-term interests with our company’s long-term interests, our Board adopted the Guidelines as outlined below.

Level	Required Holding

Chief Executive Officer	Six (6) times annual base salary

Chief Operating Officer	Four (4) times annual base salary

Named Executive Officers and other Key Executive Leaders	Three (3) times annual base salary

Other executives in grades 37-39	One (1) times annual base salary

Employees who joined our company before January 1, 2010 must achieve the minimum level of ownership within three years of becoming subject to the Guidelines. Employees who joined our company after January 1, 2010, must achieve the minimum level of ownership within five years of becoming subject to the Guidelines. In calculating the required holding amounts, we include, 100% of shares owned outright, 100% of vested and non-vested restricted stock, restricted stock units, phantom stock and similar instruments, and 50% of shares underlying vested and non-vested stock options, stock appreciation rights and other similar instruments and any of the above equity held by immediate family members.

Compensation and Talent Development Committee Report

The Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis. Based on such review and discussions, the Committee recommended to our Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K and the proxy statement for the annual meeting of shareholders in 2014.

Compensation and Talent Development Committee

Michael J. Evanisko

John P. Connaughton

Jonathan J. Coslet

Jack M. Greenberg

Richard Relyea

Compensation Policies and Practices as They Relate to Risk Management

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and programs are not reasonably likely to have a material adverse effect on our company.

2013 Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of our named executive officers for services rendered in all capacities for the fiscal years ended December 31, 2013 and 2012.

Name and Principal Position(1)	Year	Salary ($)	Bonus(2) ($)	Stock Awards(3) ($)	Option Awards(4) ($)	Non-equity Incentive Plan Compensation(5) ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(6) ($)	All Other Compensation(7) ($)	Total ($)
Dennis B. Gillings, CBE	2013	871,212	—	—	—	1,000,000	—	63,279	1,934,491
Executive Chairman	2012	1,000,000	1,410,000	—	2,357,250	1,500,000	—	146,664	6,413,914

Thomas H. Pike	2013	1,035,000	—	—	—	1,500,000	—	50,814	2,585,814
Chief Executive Officer and Director	2012	670,455	916,667	—	7,130,921	—	—	155,278	8,873,321

Kevin K. Gordon	2013	570,000	500,000	500,033	1,834,757	700,000	—	48,783	4,153,573
Executive Vice President and Chief Financial Officer	2012	500,000	334,600	—	1,237,431	553,350	—	55,783	2,681,164

Michael I. Mortimer	2013	526,250	—	—	1,416,420	550,000	—	787,593	3,280,263
Executive Vice President, Human Resources and Corporate Administration	2012	500,000	819,450	—	1,772,651	553,350	—	1,597,511	5,242,962

John D. Ratliff	2013	676,250	650,000	—	2,253,095	—	—	3,213,222	6,792,567
Former President, Chief Operating Officer and Director	2012	650,000	1,914,250	—	2,043,025	900,000	—	63,042	5,570,317

(1)	Reflects position held by the named executive officer at the end of 2013. Mr. Ratliff retired from our company as of December 31, 2013.
(2)	In recognition of his leadership and contributions to our company, the Committee approved payment of discretionary bonuses to Mr. Gordon of $500,000 in the aggregate in 2013, $250,000 of which was paid in January 2014 and the remaining $250,000 of which is scheduled to be paid in March 2014. In recognition of nearly a decade of service to our company and in light of his valuable contributions to our company during all of 2013, in February 2014 the Committee awarded Mr. Ratliff a $650,000 discretionary bonus, which was paid in February 2014.
(3)	In recognition of Mr. Gordon’s leadership and contributions to our company, Mr. Gordon received a grant of 11,599 restricted stock units in 2013. Amount reflects the aggregate grant date fair value of the restricted stock units granted computed in accordance with Accounting Standards Codification, “Compensation – Stock Compensation,” or ASC 718, excluding the impact of estimated forfeitures.
(4)	Amounts for 2013 reflect the aggregate grant date fair value for each stock option award granted during fiscal year 2013 as computed in accordance with ASC 718, excluding the impact of estimated forfeitures. All of Mr. Ratliff’s unvested options, including all options granted to him in fiscal year 2013, were forfeited on December 31, 2013 in connection with his retirement. Assumptions used in the calculation of these amounts in 2013 are included in Note 1 to our consolidated audited financial statements for the fiscal year ended December 31, 2013 included in Part II of this Form 10-K.
(5)	Amounts for 2013 reflect amounts paid in February 2014 to participating named executive officers under the MIP as approved by the Committee. Mr. Ratliff was not eligible to receive any award under the MIP due to his retirement before the awards were made. See “Compensation Discussion and Analysis—Principal Elements of Compensation—Short-Term Incentive Compensation—Management Incentive Plan.”
(6)	There were no above market or preferential earnings under our elective nonqualified deferred compensation plan.
(7)	See below for additional information regarding the amounts disclosed in the “All Other Compensation” column.

2013 All Other Compensation

The following table details the components of the amounts reflected in the “All Other Compensation” column of the Summary Compensation Table for each of our named executive officers for the fiscal year ended December 31, 2013.

Name	Executive Allowance(1) ($)	Expatriate Benefits(2) ($)	Other Perquisites(3) ($)	Aggregate Reimbursements for Taxes Incurred for Certain Perquisites(4) ($)	Life Insurance Premiums/ Other Benefits ($)	Matching Contributions to 401(k) ($)	Severance Benefits(5) ($)	Total ($)
Dennis B. Gillings, CBE	—	—	47,232	—	4,572	11,475	—	63,279
Thomas H. Pike	5,000	—	26,393	18,179	1,242	—	—	50,814
Kevin K. Gordon	3,750	—	20,365	11,951	1,242	11,475	—	48,783
Michael I. Mortimer	3,750	751,986	18,690	450	1,242	11,475	—	787,593
John D. Ratliff	3,750	—	8,875	2,738	1,242	11,475	3,185,142	3,213,222

(1)	In February 2013, the Committee phased out the flexible allowance provided to our named executive officers (other than Dr. Gillings who did not previously receive an executive allowance) as a separate element of their compensation and the remaining amounts of those allowances were folded into the executives’ base salaries. See “Compensation Discussion and Analysis—Principal Elements of Compensation—Base Salary.”
(2)	Mr. Mortimer’s expatriate benefits included $478,405 for relocation expenses, housing allowance and other out-of-pocket expenses related to his overseas assignment and $273,581 of net tax equalization costs paid by our company on Mr. Mortimer’s behalf in accordance with our tax equalization policy. These amounts were calculated based on our actual expenditures. We are also deducting $159,595 from amounts paid to Mr. Mortimer under the MIP for 2013 to account for a tax equalization balance due to our company. Certain of these amounts were paid in British Pounds Sterling and converted into United States dollars at exchange rates ranging between 1.5199 and 1.6500, which rates were determined based on the exchange rate published by Bloomberg on the date each expense was paid. Upon completion of the international assignment, it is anticipated that excess foreign tax credit carry forwards will exist from Mr. Mortimer’s United States Individual Income Tax Return (Form 1040). These foreign tax credits will carry forward for 10 years. To the extent that Mr. Mortimer continues to generate foreign source income, the foreign tax credits will likely be utilized. To the extent that these foreign tax credits are utilized, the benefit will belong to our company under our tax equalization policy and Mr. Mortimer will be required to remit to us the foreign tax credit benefit utilized as provided by the policy. See Compensation Discussion and Analysis—Principal Elements of Compensation—Perquisites and Other Personal Benefits-Expatriate Benefits.”
(3)	Other Perquisites in 2013 reflects Dr. Gillings’ automobile allowance (which is expected to be eliminated in 2014), tax preparation arising prior to the amendment of his employment agreement and $26,228 for reimbursement of expenses incurred by Dr. Gillings for personal use of Bloomberg and related financial data subscriptions. Other Perquisites also reflects amounts paid by our company for installation or enhancement of home security systems for Messrs. Pike ($25,777), Gordon, Mortimer and Ratliff. Also included in Other Perquisites are amounts for meals and transportation for spouses accompanying our executives to the ceremony and other business functions commemorating our IPO for Dr. Gillings, each of Messrs. Pike, Gordon and Ratliff and related gifts for Dr. Gillings. In addition, friends and family members of Dr. Gillings have, in limited circumstances, accompanied Dr. Gillings on business trips using the airplane owned and operated by GFM. We incurred no additional incremental cost in connection with this air travel because we pay a flat rate per hour for business use of this airplane.
(4)	Reflects amounts reimbursed for taxes owed with respect to security systems, including $18,179 for Mr. Pike, $11,951 for Mr. Gordon, $450 for Mr. Mortimer and $2,738 for Mr. Ratliff.
(5)	Mr. Ratliff resigned effective December 31, 2013. Amount reflects severance payments to which Mr. Ratliff became entitled during fiscal year 2013 under his employment agreement in connection with his retirement. See “Potential Payments upon Events of Termination of Other Executive Officers.”

2013 Grants of Plan-Based Awards

The following table provides information with respect to awards made to our named executive officers during 2013 pursuant to the MIP and the 2013 Stock Incentive Plan.

			Estimated Possible Payouts under Non-equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	All Other Option Awards: Number of Securities Underlying Options(4) (#)	Exercise or Base Price of Option Awards(5) ($/Sh)	Grant Date Fair Value of Stock and Option Awards(6) ($)
Name	Grant Date	Approval Date(2)	Threshold ($)	Target ($)	Maximum ($)
Dennis Gillings, CBE	n/a	n/a	0	800,000	1,600,000	—	—	—	—
Thomas H. Pike	n/a	n/a	0	1,000,000	2,000,000	—	—	—	—
Kevin K. Gordon	5/8/13	4/18/13	—	—	—	—	100,000	40.00	1,416,420
	5/8/13	4/18/13	—	—	—	—	25,000	40.00	418,337
	11/24/13	11/24/13	—	—	—	11,599	—	—	500,033
	n/a	n/a	0	467,500	935,000	—	—	—	—
Michael I. Mortimer	5/8/13	4/18/13	—	—	—	—	100,000	40.00	1,416,420
	n/a	n/a	0	425,000	850,000	—	—	—	—
John D. Ratliff	5/8/13	4/18/13	—	—	—	—	100,000	40.00	1,416,420
	5/8/13	4/18/13	—	—	—	—	50,000	40.00	836,675
	n/a	n/a	0	650,000	1,300,000	—	—	—	—

(1)	Reflects potential values of non-equity incentive awards granted to each of the named executive officers pursuant to the MIP for the 2013 fiscal year, as described in more detail under “Compensation Discussion and Analysis—Principal Elements of Compensation—Short-Term Incentive Compensation—Management Incentive Plan.” Amounts shown in the “Threshold” column assume the Committee exercises its discretion to authorize the lowest possible award (or $0) for each named executive officer. Amounts shown in the “Target” column reflect a decision by the Committee to award each named executive officer an amount equal to his annual award target amount. Amounts shown in the “Maximum” column represent 200% of the named executive officer’s targeted award amount. Mr. Ratliff did not receive any payments under the 2013 MIP due to his retirement. The determination of the amount to be paid to each named executive officer under the 2013 MIP is described in more detail under “Compensation Discussion and Analysis—Principal Elements of Compensation—Short-Term Incentive Compensation—Management Incentive Plan” and is disclosed as “Non-equity Incentive Plan Compensation” in the Summary Compensation Table.
(2)	On April 18, 2013, the Committee approved the grant of options effective immediately after, but on the same day as, the pricing of our IPO, which occurred on May 8, 2013.
(3)	The restricted stock unit awards above issued to Mr. Gordon on November 24, 2013 were granted under our 2013 Stock Incentive Plan, were awarded in recognition of leadership and contributions to our company and vest over four years, in two installments, with 33% of such shares vesting on the third anniversary of the grant date and 67% of such shares vesting on the fourth anniversary of the grant date.
(4)	The stock option awards above issued to Messrs. Gordon, Mortimer and Ratliff on May 8, 2013 were granted under our 2013 Stock Incentive Plan. The grants for 100,000 stock options to each of Messrs. Gordon, Mortimer and Ratliff vest over four years, in four equal installments beginning on the anniversary of the grant date. The grants of 25,000 and 50,000 stock options to Messrs. Gordon and Ratliff, respectively, vest over four years, in two installments, with 33% of such shares vesting on the third anniversary of the grant date and 67% of such shares vesting on the fourth anniversary of the grant date.
(5)	The exercise price of the options granted on May 8, 2013 was equal to the IPO price per share of our common stock.
(6)	Amounts reflect the aggregate grant date fair value for each equity award as computed in accordance with ASC 718, excluding the impact of estimated forfeitures. Assumptions used in the calculation of the grant date fair value for the options awards in 2013 are included in Note 1 to our consolidated audited financial statements for the fiscal year ended December 31, 2013 included in Part II of this Form 10-K.

Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

We have entered into employment agreements with each of our named executive officers which contain provisions that define the nature of employment, compensation and benefits while employed, compensation and benefits upon termination, and restrictive covenants relating to trade secrets, confidential information, company property and competitive business activities.

Employment Agreement with Dr. Gillings

In connection with our privatization in September 2003, Dr. Gillings entered into an employment agreement with us and our parent company at the time, Pharma Services Holding, Inc., or Pharma Services, replacing his prior employment agreement. Quintiles Transnational assumed all rights and obligations of Pharma Services pursuant to this agreement in March 2006. Amendments to Dr. Gillings’ employment agreement were made and entered into on February 1, 2008, December 12, 2008, December 31, 2008, December 14, 2009 and April 18, 2013. These amendments were primarily tied to the successful completion of significant corporate events. The 2009 amendment was implemented in connection with our holding company reorganization in 2009 to clarify that the provisions would continue, unchanged, with respect to shares of Quintiles common stock (as opposed to shares of Quintiles Transnational stock). In connection with our IPO we amended the terms of his agreement to reduce certain compensation and benefits provided to Dr. Gillings and to provide for other modifications necessary to comply, with certain provisions of Section 409A of the Code.

The current term of this employment agreement will continue until it is terminated pursuant to its terms. Dr. Gillings served as our Executive Chairman during 2013 and was entitled to the following compensation and benefits during 2013 under the terms of his employment agreement in effect as of December 31, 2013:

•	an annual base salary of $800,000;

•	cash bonus opportunities (through the MIP for 2013), with an award target for 2013 of 100% of his $800,000 salary;

•	participation in all of our general benefit programs; and

•	reimbursement of ordinary and reasonable business expenses.

We also have agreed to reimburse GFM for expenses, at the current rate of $13,502 per hour, related to the use of its airplane for business-related travel. Effective in May 2013, we amended the agreement for the business usage of the airplane to limit the amount we would reimburse GFM for our use of the airplane to $2.5 million per year during the term of the employment agreement, beginning as of the effective date. In connection with the modification of this arrangement, we made a one-time payment of $1.5 million to GFM during 2013. In 2013, we reimbursed GFM approximately $1.4 million for the use of its airplane. See “Certain Relationships and Related Person Transactions—Other Transactions.”

Additional material terms of our employment agreement with Dr. Gillings are described under “Potential Payments Upon Events of Termination” below.

Employment Agreement with Mr. Pike

Quintiles Transnational entered into an employment agreement with Mr. Pike in April 2012 in connection with him joining our company. The term of the employment agreement began on April 30, 2012 and continues until terminated as set forth in the agreement. Our agreement with Mr. Pike, as in effect on December 31, 2013, generally provides for the following compensation and benefits:

•	an initial base salary of $83,333 per month;

•	bonus opportunities under our annual incentive plan (through the MIP for 2013), with an award target of 100% of his annual salary;

•	participation in general employee benefit programs, including medical, dental, disability, life insurance, retirement, and personal leave plans;

•	reimbursement of business expenses; and

•	an annual executive benefit allowance of $3,333 per month in lieu of certain executive benefits and perquisites.

As previously discussed, the Committee determined to fold the remaining portion of Mr. Pike’s executive allowance into his base salary in February 2013.

In addition, if either we terminate Mr. Pike without Cause or he terminates for Good Reason (each as defined in Mr. Pike’s employment agreement and outlined below), Mr. Pike’s unvested options will continue to vest over the 24-month period beginning on the termination date, contingent upon his executing a customary release of all claims against us arising out of his employment. Furthermore, in the event of a change in control (as defined in Mr. Pike’s employment agreement and outlined below), then all of his options become vested and exercisable.

Under the terms of our agreement with Mr. Pike, the following events constitute a change of control:

•	an acquisition (other than directly from Quintiles Transnational) of any of Quintiles Transnational’s voting securities by any Person (as such term is used in Section 3(A)(9), 13(D)(2) and 14(D)(2) of the Exchange Act), after which such Person, together with its affiliates and associates (as such terms are defined in Rule 12b-2 under the Exchange Act), becomes the beneficial owner (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of more than 50% of the total voting power of the then outstanding voting securities, but excluding any such acquisition by Quintiles Transnational, any Person of which a majority of its voting power or its voting equity securities or equity interests is owned, directly or indirectly, by Quintiles Transnational (for purposes hereof, a “Subsidiary”), any employee benefit plan of Quintiles Transnational or any of its Subsidiaries (including any person acting as trustee or other fiduciary for any such plan), or by or for the benefit of Dr. Gillings and/or his family;

•	the shareholders of Quintiles Transnational approve a merger, share exchange, consolidation or reorganization involving Quintiles Transnational and any other corporation or other entity that is not controlled by Quintiles Transnational, as a result of which less than 50% of the total voting power of the outstanding voting securities of Quintiles Transnational or of the successor corporation or entity after such transaction is held in the aggregate by the holders of Quintiles Transnational’s voting securities immediately prior to such transaction; or

•	the shareholders of Quintiles Transnational approve a liquidation or dissolution of Quintiles Transnational, or approve the sale or other disposition of all or substantially all of Quintiles Transnational’s assets to any person (other than a transfer to a Subsidiary).

Additional material terms of our employment agreement with Mr. Pike are described under “Potential Payments Upon Events of Termination” below.

Employment Agreements with Other Named Executive Officers

We have entered into the following employment agreements with Messrs. Gordon, Mortimer and Ratliff:

•	employment agreement between Mr. Gordon and Quintiles Transnational dated July 20, 2010, as amended November 22, 2010;

•	employment agreement between Mr. Mortimer and Quintiles Transnational dated June 1, 2003, as amended or supplemented January 9, 2004 and December 30, 2008; and

•	employment agreement between Mr. Ratliff and Quintiles Transnational dated June 14, 2004, as amended or supplemented October 20, 2006, December 30, 2008 and April 18, 2013.

Each of these named executive officers, other than Mr. Ratliff, currently holds the same position with Quintiles Holdings and Quintiles Transnational, and Mr. Ratliff held the same position Quintiles Holdings and Quintiles Transnational until his retirement on December 31, 2013. Material terms of the employment agreements in effect as of December 31, 2013 with these named executive officers have substantially the same provisions except as noted below.

Term. The term of our employment agreement with Mr. Gordon will continue until it is terminated pursuant to its terms, which include termination by us for Cause or by Mr. Gordon for Good Reason. The term of employment under our agreement with Mr. Mortimer is, and with Mr. Ratliff was, for one year, subject to automatic renewal for an additional one-year period unless, at least 90 days prior to the renewal date, either party gives the other party written notice of its intent not to continue the employment relationship. We refer to such notice as the “Notice of Non-Renewal.” Either party may terminate the employment relationship without cause at any time upon giving the other party written notice (60 days for Messrs. Gordon and Ratliff and 90 days for Mr. Mortimer). On October 30, 2013, Mr. Ratliff informed us of his resignation as an officer and employee effective December 31, 2013.

Compensation. These employment agreements generally provide for and specify:

•	the executive’s annual base salary, subject to adjustment in accordance with our policies, procedures, and practices as they may exist from time to time;

•	bonus opportunities under our annual incentive plan (the MIP in 2013) for Messrs. Gordon, Mortimer and Ratliff. The bonus targets for Mr. Gordon and Mr. Mortimer are 85% of their respective annual salaries (excluding amounts relating to prior executive allowances folded into base salary); the bonus target for Mr. Ratliff was 100% of his annual salary (excluding amounts relating to his prior executive allowance folded into base salary). Mr. Ratliff was not be eligible to receive an award under the MIP for 2013 due to his retirement;

•	participation in general employee benefit programs, including medical, dental, disability, life insurance, retirement, and personal leave plans;

•	reimbursement of business expenses; and

•	an annual executive benefit allowance of $30,000 for Messrs. Gordon, Mortimer and Ratliff in lieu of certain executive benefits and perquisites.

As previously discussed, the Committee determined to fold the remaining portion of the executive allowances into base salaries for each of Mr. Gordon, Mortimer and Ratliff in February 2013.

Other Provisions.

None of the employment agreements with our named executive officers, other than Dr. Gillings and Messrs. Pike and Gordon (as discussed below), provide for any specific benefits in the event of a change in control.

Additional material terms of our employment agreement with these named executive officers are described under “Potential Payments Upon Events of Termination” below.

2013 Outstanding Equity Awards

The following table provides information regarding all outstanding equity awards previously granted to the named executive officers as of December 31, 2013.

			Option Awards					Stock Awards
Name	Original Date of Grant		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Dennis Gillings, CBE	6/30/2008	(1)	500,000	—	13.06	(9)(10)(11)	6/30/2018	—	—
	6/30/2008	(1)	500,000	—	15.88	(9)(11)	6/30/2018	—	—
Thomas H. Pike	5/10/12	(2)	200,000	800,000	23.83	(9)	5/10/2022	—	—
	5/31/12	(3)	21,433	17,147	23.83	(9)	5/31/2022	—	—
Kevin K. Gordon	8/11/2010	(4)	150,000	120,000	17.53	(9)(10)(12)	8/11/2020	—	—
	8/11/2010	(4)	30,000	—	20.35	(9)(12)	8/11/2020	—	—
	8/8/2012	(5)	25,000	75,000	24.59	(9)	8/8/2022	—	—
	5/8/2013	(5)	—	100,000	40.00		5/8/2023	—	—
	5/8/2013	(6)	—	25,000	40.00		5/8/2023	—	—
	11/24/2013	(6)	—	—	—		—	11,599	537,498	(13)

			Option Awards					Stock Awards
Name	Original Date of Grant		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Michael I. Mortimer	4/1/2006	(2)	75,000	—	6.61		4/1/2016	—	—
	6/30/2008	(7)	120,000	—	10.58	(9)(10)(11)(12)	6/30/2018	—	—
	6/30/2008	(7)	120,000	—	13.06	(9)(10)(11)	6/30/2018	—	—
	6/30/2008	(7)	40,000	—	13.40	(9)(11)(12)	6/30/2018	—	—
	6/30/2008	(7)	120,000	—	15.88	(9)(11)	6/30/2018	—	—
	8/8/2012	(5)	25,000	75,000	24.59	(9)	8/8/2022	—	—
	5/8/2013	(5)	—	100,000	40.00		5/8/2023	—	—
John D. Ratliff(8)	10/1/2006		160,000	—	8.24		10/1/2016	—	—
	6/30/2008		150,000	—	10.58	(9)(10)(11)(12)	6/30/2018	—	—
	6/30/2008		150,000	—	13.06	(9)(10)(11)	6/30/2018	—	—
	6/30/2008		50,000	—	13.40	(9)(11)(12)	6/30/2018	—	—
	6/30/2008		150,000	—	15.88	(9)(11)	6/30/2018	—	—
	8/8/2012		25,000	—	24.59	(9)	8/8/2022	—	—

(1)	Vested 100% on the date of grant.
(2)	Vesting 20% on each anniversary of the date of grant.
(3)	Vesting monthly in equal installments over three years, beginning May 31, 2012.
(4)	Originally granted 300,000 options on August 11, 2010, vesting 20% on each anniversary of the date of grant. Vesting schedule remained unchanged following various reductions in the exercise price of options described below.
(5)	Vesting 25% on each anniversary of the date of grant.
(6)	Vesting 33% on the third anniversary of the date of grant and 67% on the fourth anniversary of the date of grant.
(7)	Originally granted 400,000 options on June 30, 2008, vesting 20% on grant and 20% on each anniversary of the date of grant. Vesting schedule remained unchanged following various reductions in the exercise price of options described below.
(8)	Mr. Ratliff retired on December 31, 2013. All unvested options were canceled on December 31, 2013.
(9)	Options originally issued under the terms of our stock incentive plans with an exercise price equal to the then-current fair value of our common shares as determined in good faith by our Board, with the assistance and upon the recommendation of management, based on a number of objective and subjective factors consistent with the methodologies outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the AICPA Practice Aid. Exercise price reported above reflects a reduction in the original exercise price by $2.09 per share, which was approved by our Board in October 2012 in connection with dividends paid to shareholders.
(10)	Options originally issued under the terms of our stock incentive plans with an exercise price equal to the then-current fair value of our common shares as determined in good faith by our Board, with the assistance and upon the recommendation of management, based on a number of objective and subjective factors consistent with the methodologies outlined in the AICPA Practice Aid. Exercise price reported above reflects a reduction in the original exercise price by $2.82 per share, which was approved by our Board in February 2012 in connection with dividends paid to shareholders.
(11)	Options originally issued under the terms of our stock incentive plans with an exercise price equal to the then-current fair value of our common shares as determined in good faith by our Board, with the assistance and upon the recommendation of management, based on a number of objective and subjective factors consistent with the methodologies outlined in the AICPA Practice Aid. Exercise price reported above reflects a reduction in the original exercise price by $6.53 per share, which was approved by our Board in December 2009 in connection with dividends paid to shareholders.
(12)	Options originally issued under the terms of our stock incentive plans with an exercise price equal to the then-current fair value of our common shares as determined in good faith by our Board, with the assistance and upon the recommendation of management, based on a number of objective and subjective factors consistent with the methodologies outlined in the AICPA Practice Aid. Exercise price reported above reflects a reduction in the original exercise price by $2.48 per share, which was approved by our Board in June 2011 in connection with dividends paid to shareholders.
(13)	Based on the closing price of our common stock as of December 31, 2013, which was $46.34, as reported on the NYSE.

2013 Option Exercises and Stock Vested

The following table sets forth information regarding options exercised by our named executive officers during fiscal year 2013. None of the outstanding restricted stock units held by our named executive officers vested during fiscal year 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dennis Gillings, CBE	—	—	—	—
Thomas H. Pike	—	—	—	—
Kevin K. Gordon	—	—	—	—
Michael I. Mortimer	—	—	—	—
John D. Ratliff	115,000	4,167,100	—	—

(1)	Value realized is determined by multiplying (i) the amount by which the market price of our common stock at the time of exercise exceeded the exercise price by (ii) the number of shares of common stock for which the options were exercised.

Equity Awards Outstanding under Existing Stock Incentive Plans

All of the equity awards outstanding at the end of 2013 are governed by the 2003 Stock Incentive Plan, the 2008 Stock Incentive Plan or the 2013 Stock Incentive Plan, in addition to the terms of the award agreement covering a particular grant. All equity awards made after our IPO have been issued under the terms of the 2013 Stock Incentive Plan. We expect to grant all equity-based awards under the 2013 Stock Incentive Plan going forward. Under our 2013 Stock Incentive Plan, we may generally grant the following types of awards: stock options (including both incentive stock options and nonqualified options), stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units, cash-based awards and other stock-based awards, in each case generally subject to annual award limits set forth in the 2013 Stock Incentive Plan. To date, our equity awards issued to our named executive officers under the 2013 Stock Incentive Plan have been limited to stock options and restricted stock units.

All awards granted under these stock incentive plans to date are (or were) subject to service-based vesting, which typically ranged from four to five years. All option awards are exercisable for shares of our common stock and are nonqualified stock options. Each option will terminate upon the tenth anniversary of the date of grant. Each restricted stock unit represents the right to receive one share of our common stock shortly after vesting. Except as provided for in a grant award or certificate, or (as discussed below) in an employment agreement, in the event of termination of employment for any reason, all unvested awards immediately terminate. Vested options will remain exercisable for up to 90 days following termination, except they will remain exercisable for up to 365 days if termination is due to death or a disability, retirement or redundancy that is approved by the Committee. In the event termination of employment is for “Cause” (which under the terms of these stock incentive plans is deemed to mirror the definition of “Cause” found in the employment agreement we have entered into with each of our named executive officers), or if an executive breaches a restrictive covenant, all outstanding awards will be forfeited in their entirety.

2013 Nonqualified Deferred Compensation

Pursuant to our elective nonqualified deferred compensation plan, certain eligible employees, including our named executive officers, may defer up to 90% of their base salaries as of the first day of the calendar year or partial year and up to 100% of awards earned under the MIP for 2013 and certain cash bonuses and/or commissions payable. Deferral elections are made by eligible employees before the beginning of the calendar year for which the compensation is payable. Contributions to the elective nonqualified deferred compensation plan consist solely of participants’ elective deferral contributions with no matching or other employer contributions. None of the named executive officers elected to defer any portion of their salaries or cash bonuses during 2013.

Eligible employees are permitted to make individual investment elections that will determine the rate of return on their deferral amounts under the elective nonqualified deferred compensation plan. Participants may change their investment elections at any time. Deferrals are only deemed to be invested in the investment options selected. Participants have no ownership interest in any of the funds as investment elections are used only as an index for crediting gains or losses to participants’ accounts. The investment options consist of a variety of well-known mutual funds including certain non-publicly traded mutual funds available through variable insurance products. Investment experience in the funds is credited to the participants’ accounts daily, net of investment option related expenses. The plan does not operate in a manner to provide any above-market returns or preferential earnings to participants. For 2013, participants were able to choose among a total of 30 investment options, however, the named executive officers only elected to invest in the following investment options in 2013:

Name of Fund	Rate of Return % (YE 12/31/2013)	Name of Fund	Rate of Return % (YE 12/31/2013)
Principal Global Investors		Invesco
Principal LargeCap S&P 500 Index	32.04	Invesco V.I. Core Equity	29.25
Principal Global Investors		Principal Global Investors
Principal MidCap	33.93	Principal Money Market	0.00
Fidelity Management & Research
Fidelity VIP Equity-Income	28.15

Distributions of amounts credited to the account of a named executive officer under the elective nonqualified deferred compensation plan will generally commence six months after the date of the executive’s separation from service. Named executive officers may also elect to receive in-service distributions of such amounts at the time they make their deferral elections. In addition, upon a showing of an unforeseeable emergency, an executive may be allowed to access funds in his deferred compensation account before he otherwise would have been eligible to. Benefits can generally be received either as a lump sum payment or in annual installments over a period not to exceed 15 years, or a combination thereof, except in the case of in-service distributions, which are always paid in a lump sum.

The following table provides information related to the potential benefits payable to each of our named executive officers under our elective nonqualified deferred compensation plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY(1) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Dennis B. Gillings, CBE	—	—	1,169,485	—	4,904,289
Thomas H. Pike	—	—	—	—	—
Kevin K. Gordon	—	—	—	—	—
Michael I. Mortimer	—	—	—	—	—
John D. Ratliff	—	—	—	—	540,258

(1)	Amounts in this column are not reported as compensation for fiscal year 2013 in the Summary Compensation Table since they do not reflect above market or preferential earnings. Mr. Ratliff’s investment in the nonqualified deferred compensation plan returned no earnings for 2013 as it was invested entirely in the plan’s money market fund which had a 0.00% rate of return for fiscal year 2013.

Payments Made Upon Death or Permanent Disability

In the event of death or permanent disability of a named executive officer, in addition to amounts disclosed below under “Potential Payments Upon Events of Termination,” each named executive officer will receive benefits under our long-term disability plan or payments under our life and accidental death insurance plans, as appropriate. These payments are generally available to all employees; however, the amounts paid may differ by employee based upon individual base salary and plan limitations on benefits. For example, Dr. Gillings and the other named executive officers are eligible for two times the amount of base salary at death (up to $1,000,000). In the event of accidental death, an additional benefit of up to two times the amount of base salary at that time (up to $1,000,000) is also available. Therefore, if such benefits were triggered for the named executive officers on December 31, 2013 under our life insurance plans, the legally designated beneficiary(ies) of each named executive officer would have received $1,000,000 from life insurance, plus an additional $1,000,000 if death was accidental (excluding any voluntary supplemental coverage elected and paid for by the named executive officer under our life insurance program).

With respect to coverage in the event of long-term disability, our plan provides a benefit of 66 2/3% of base salary, with a maximum benefit of $15,000 per month, for as long as the individual is medically determined to be disabled and certain other requirements are met. Generally, maximum coverage is limited as follows based on an individual’s age at the time he becomes disabled:

If a named executive officer becomes disabled…	His maximum benefit duration will be…

Before age 60	To age 65, but not less than five years

At age 60	60 months

At age 61	48 months

At age 62	42 months

At age 63	36 months

At age 64	30 months

At age 65	24 months

At age 66	21 months

At age 67	18 months

At age 68	15 months

At age 69 or older	12 months

As a result, if such benefits had been triggered on December 31, 2013 under our long-term disability insurance plan, based on the then-current age of each named executive officer, each named executive officer would have been entitled to receive the following amounts for as long as he remained disabled: Dr. Gillings (age 69), $15,000 per month for a maximum of 15 months; Mr. Pike (age 54), $15,000 per month to age 65; Mr. Gordon (age 51), $15,000 per month to age 65; and Mr. Mortimer (age 53), $15,000 per month to age 65. Mr. Ratliff (age 53) was eligible to receive $15,000 per month to age 65; however this benefit was eliminated upon his retirement from our company on December 31, 2013.

Potential Payments Upon Events of Termination

As discussed previously, we have entered into employment agreements with each of our named executive officers. The information below describes and quantifies certain compensation that would become payable under these agreements and our other existing plans and arrangements for each of our named executive officers as if his employment had terminated on December 31, 2013. Except as otherwise discussed below, these benefits are in addition to benefits generally available to salaried employees, such as distributions under the 401(k) plan and disability benefits.

Employment Agreement with Dr. Gillings

Events of Termination

Our employment agreement with Dr. Gillings provides for certain payments and other benefits if his employment with us is terminated, which vary depending on the circumstances of his termination. Except in certain circumstances discussed below, our obligation to compensate Dr. Gillings ceases on the last date of his employment other than with respect to his full salary and any other accrued benefits set forth in the agreement through that date.

In the event Dr. Gillings’ employment is terminated either:

•	by us for any reason, other than for “Cause,” or

•	by Dr. Gillings for “Good Reason” (as defined below) or his voluntary termination in connection with a sale of our company to a third party (i.e., not a current shareholder or affiliate or permitted transferee under the Shareholders Agreement) pursuant to which the third party (together with its affiliates) acquires (1) 75% of the voting power of our common stock, on a fully diluted basis or (2) all or substantially all of our consolidated assets (which we refer to as a “Sale Transaction” for purposes of this discussion)

he will receive the annual cash bonus and incentive bonus, if any, for the year of his termination (even if such bonus is declared on or after his termination), prorated for the number of complete months he was employed for that year. We refer to this payment as the prorated bonus for purposes of the tabular discussion for Dr. Gillings below.

For the purposes of Dr. Gillings’ employment agreement “Cause” means:

•	a willful and continued failure by Dr. Gillings to perform his duties as Executive Chairman as established by our Board (other than due to disability);

•	a material breach by Dr. Gillings of his fiduciary duties of loyalty or care to our company;

•	a willful violation by Dr. Gillings of any material provision of his employment agreement, the confidentiality and non-compete provisions of his rollover agreement pursuant to which he acquired shares from Pharma Services in connection with our privatization in 2003; or

•	a conviction of, or the entering of a plea of nolo contendere by Dr. Gillings for, any felony.

In addition, if Dr. Gillings terminates his employment due to our material breach of the agreement, and it is ultimately determined that no reasonable basis existed for Dr. Gillings’ termination on account of our alleged default, such event shall be deemed “Cause” for termination by us.

For purposes of this discussion, “Good Reason” includes:

•	Dr. Gillings’ disability;

•	our material breach of the agreement, subject to a 30-day cure period;

•	a change in his position such that he is no longer elected as our Executive Chairman with the duties and powers that existed on the date of the employment agreement and which are customarily associated with such office; and

•	our improper termination of his employment for Cause if it is ultimately determined that Cause did not exist.

In addition, if either:

•	we terminate Dr. Gillings for any reason, other than (1) for Cause or (2) upon the occurrence of a Sale Transaction when Dr. Gillings is a member of the group of shareholders triggering such transaction or votes in favor of the transaction, which we refer to as a Sale Transaction with Gillings’ consent for purposes of the tabular discussion for Dr. Gillings below, or

•	Dr. Gillings terminates (1) due to Good Reason or (2) upon the occurrence of a Sale Transaction when Dr. Gillings is not a member of the group of shareholders triggering such transaction and does not vote in favor of the transaction, which we refer to as a Sale Transaction without Gillings’ consent for purposes of the tabular discussion for Dr. Gillings below, we will provide Dr. Gillings (and, in certain circumstances, his estate or beneficiaries) a cash severance payment (payable in equal monthly installments over three years) of an amount equal to 2.9 times the aggregate sum of (1) his then annual rate of base salary plus (2) an amount equal to the annual cash bonus, if any, paid or payable for the fiscal year ended immediately prior to such termination. We generally refer to these payments as the severance benefits for purposes of this disclosure.

Dr. Gillings’ severance benefits will not impact any other benefits otherwise payable to him under any of our other compensation or benefit plans in which he participates.

We have agreed to secure the cash severance payment we would owe Dr. Gillings through a letter of credit or similar arrangement, or to deposit the present value of such payments into an escrow arrangement (with protection against claims from our creditors), in a form reasonably acceptable to Dr. Gillings. We will release a portion of the cash severance amounts secured by such arrangements in the event Dr. Gillings is required to recognize income tax as a result thereof and will reimburse Dr. Gillings for any penalties imposed on him, along with any income tax due as the result of such reimbursement, if we fail to release a sufficient portion of the amounts secured to satisfy Dr. Gillings’ income tax liabilities resulting from this arrangement.

Dr. Gillings is not required to mitigate any of the severance benefits we may owe; provided, however, we will no longer be obligated to provide the severance benefits if he breaches any of the restrictive covenants contained in his employment agreement (described below). In addition, our obligation to provide the severance benefits is conditioned upon Dr. Gillings’ execution of a customary release of all claims against us arising out of his employment.

The employment agreement includes restrictive covenants requiring Dr. Gillings to disclose and assign to us any developments conceived, made or suggested by him during his employment or the non-competition period (described below) and generally prohibiting Dr. Gillings from:

•	competing with us in any geographic area in which we do business,

•	soliciting or interfering with our relationship with anyone with whom we do business,

•	offering employment to or procuring employment for any of our employees, or

•	disclosing any of our confidential information

until the latest of (1) three years following the date he ceases to own any equity interest in us or any of our subsidiaries, or (2) three years from the date of his termination of employment. For so long as we require Dr. Gillings to comply with these restrictive covenants, we are required to pay him during the non-competition period monthly amounts equal to the sum of his annual base salary in effect on his termination date plus his most recent annual bonus divided by 12, provided however, that we are not required to make such payments during the three-year period following termination if we are paying Dr. Gillings the severance payments described above. The agreement pursuant to which Dr. Gillings rolled over his equity in the going private transaction in 2003 contains the same non-compete provisions. These restrictions automatically lapse if we release Dr. Gillings from the non-compete under his employment agreement.

Dr. Gillings holds fully vested options to purchase 1,000,000 shares of our common stock granted under the 2008 Stock Incentive Plan. Neither Dr. Gillings’ employment agreement nor his award agreement governing his stock options provide for any specific benefits with respect to Dr. Gillings’ stock options in the event of his termination (for whatever reason) or a change in control.

Potential Payments upon Dr. Gillings’ Termination

The following table sets forth our payment obligations upon termination of Dr. Gillings’ employment pursuant to the terms of his employment agreement and our other compensation plans under the various scenarios described above. The amounts set forth in the table are estimates and assume a termination of employment occurring on December 31, 2013 (the last business day of our last completed fiscal year). Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid can only be determined upon Dr. Gillings’ actual termination of employment.

Termination Reason	Cash Severance Benefits(1) ($)	Prorated Bonus(2) ($)	Non- Compete Payments(3) ($)	Total(4) ($)
Death	—	1,000,000	—	1,000,000
By Our Company For Cause	—	—	6,900,000	6,900,000
By Our Company Without Cause (5)	6,670,000	1,000,000	—	7,670,000
By Our Company Upon a Sale Transaction Without Gillings’ Consent	6,670,000	1,000,000	—	7,670,000
By Our Company Upon a Sale Transaction With Gillings’ Consent	—	1,000,000	6,900,000	7,900,000
By Gillings For Good Reason	6,670,000	1,000,000	—	7,670,000
By Gillings Upon a Sale Transaction With Gillings’ Consent	—	1,000,000	6,900,000	7,900,000
By Gillings Upon a Sale Transaction Without Gillings’ Consent	6,670,000	1,000,000	—	7,670,000
By Gillings For Any Other Reason	—	—	6,900,000	6,900,000

(1)	Equal to 2.9 times 2013 annual salary (of $800,000) plus 2.9 times 2012 annual bonus (of $1,500,000) approved by the Committee under the terms of our 2012 Performance Incentive Plan. Cash severance benefits are to be paid on a monthly basis following termination. Calculation assumes that Dr. Gillings does not become subject to penalties relating to income taxes that might be due, if any, in connection with any arrangements used to secure the cash severance payment as provided for by the terms of his employment agreement, as the result of our not releasing adequate funds to cover such income tax liabilities.
(2)	Equal to the amount of Dr. Gillings’ payment under the MIP for 2013 (of $1,000,000), prorated for the twelve complete months of employment for the year.
(3)

Equal to Dr. Gillings’ 2013 annual salary (of $800,000) plus his 2012 annual bonus (of $1,500,000) as approved by the Committee under the terms of our 2012 Performance Incentive Plan. This amount is to be paid on a monthly basis for a period of three years following termination. We are not required to make such payments during the three-year period following termination if we are paying Dr. Gillings the severance payments. Calculation of this amount also assumes we would not enforce the terms of Dr. Gillings’ non-compete following his death or after the third anniversary of the date of his termination, irrespective of Dr. Gillings’ continued ownership of shares of our common stock at that time.
(4)	Total does not include benefits earned under our elective nonqualified deferred compensation plan. See “2013 Nonqualified Deferred Compensation.”
(5)	Reflects payments owed for termination by us without cause and not in connection with a Sale Transaction.

Employment Agreement with Mr. Pike

Events of Termination

Our employment agreement with Mr. Pike provides for certain payments and other benefits if his employment with us is terminated, which vary depending on the circumstances of his termination. Except in certain circumstances outlined below, our obligation to compensate Mr. Pike ceases as of the termination date except with respect to any amounts due under the agreement at that time and the amounts subsequently due, if any, under our annual performance incentive plan then in effect.

Either party may terminate the employment relationship without cause at any time upon giving the other party 60 days’ written notice. The agreement automatically terminates upon Mr. Pike’s death. In addition, we may terminate his agreement at any time upon written notice to Mr. Pike due to his disability. In addition, we may terminate our employment relationship with Mr. Pike immediately upon written notice at any time for “Cause,” which is defined in Mr. Pike’s employment agreement to include:

•	any willful misconduct or omission by Mr. Pike that demonstrably and materially injures or has the potential to materially injure our company or our affiliates;

•	gross negligence or willful misconduct by Mr. Pike in the performance of his duties;

•	any material act by Mr. Pike of fraud or intentional misrepresentation or embezzlement, misappropriation or conversion of company assets or assets of our affiliates;

•	his being indicted for, convicted of, confessing to, or becoming the subject of proceedings that provide a reasonable basis for us to believe that he has engaged in, a felony or in any other crime involving dishonesty or moral turpitude;

•	a material violation of a provision of our code of conduct or ethics policy;

•	breach of fiduciary duty to Quintiles Transnational or its affiliates; or

•	material breach of the employment agreement that Mr. Pike has not cured within 30 days after we have provided him notice of the material breach.

Under the employment agreement, Mr. Pike may terminate his employment for “Good Reason” if any of the following events occurs without his consent;

•	a change to his reporting relationship such that he is no longer reporting to the Quintiles Transnational Board, which is the same as Quintiles Holdings’s Board, or board committee as the Chief Executive Officer of Quintiles Transnational, or, in the case of a change in control, he is no longer the most senior officer of the entity with authority and responsibility for Quintiles Transnational’s business;

•	his annual base salary or target bonus opportunity (including any prior increases to such salary or bonus opportunity) is materially reduced, other than due to an across-the-board reduction of not more than 20% attributable to economic conditions and applicable to all of our executive employees;

•	a material diminution in his status, duties or responsibilities, making his position inconsistent with his duties as Chief Executive Officer;

•	a relocation of his principal worksite by more than 50 miles, unless we have proffered an appropriate executive relocation package to defray his expenses and associated costs of such relocation; or

•	our material breach of the agreement, including the provisions covering our representations, insurance and indemnity, or assignment.

Mr. Pike must provide us with written notice of the event constituting Good Reason within 90 days of becoming aware of our actions or inactions giving rise to such Good Reason. Any termination for Good Reason shall become effective 30 days following Mr. Pike’s written notice, provided we have not cured the actions or inactions giving rise to his notice of termination for Good Reason.

Payments Upon Termination

In the event Mr. Pike terminates his employment without Good Reason, his employment is terminated due to death or disability or by our company for Cause, we must pay Mr. Pike (or his estate) a lump sum equal to any accrued but unpaid base salary, unreimbursed expenses and any earned but unpaid annual incentive bonus (only if Mr. Pike was employed on March 1 of the year following the year which such incentive relates). In addition, in the event of termination by death or disability, we will be obligated to pay any earned but unpaid amount under our annual performance incentive plan for the prior year (which, for these purposes, is deemed to be the guaranteed bonus paid to him in 2012 in accordance with the terms of his employment agreement) and, if such termination occurs after the first quarter of a year, Mr. Pike (or his estate) will also be entitled to a pro rata portion of his annual performance incentive award for the year of termination (which, for these purposes, was the 2013 MIP), based upon actual performance and paid at the time it would be paid if he had continued his employment.

In addition, if either we terminate Mr. Pike without Cause or he terminates for Good Reason, subject to certain conditions outlined below, we will make the following cash severance payments to him:

•	an aggregate amount equal to 2 times the sum of his then-current annual base salary plus his target annual incentive bonus, payable in monthly installments over the 24 months following his termination;

•	a lump sum payment equal to 24 times our monthly cost (on a group basis) for providing the type of medical, dental, vision, long-term disability and term life insurance applicable to Mr. Pike at the time of his termination;

•	any earned but unpaid amount under our annual performance incentive plan for the prior year and, if the termination occurs after the first quarter of a year, the prorated portion of his annual performance incentive plan bonus for the calendar year of termination, based upon actual performance and paid at the time it would be paid if he had continued his employment; and

•	an aggregate amount equal to $80,000, representing 24 months of his $40,000 executive allowance (now folded into his base salary, but considered a separate element of compensation by the Committee for purposes of determining amounts payable upon Mr. Pike’s termination), payable in monthly installments over the 24 months following his termination.

In addition, if either we terminate Mr. Pike without Cause or he terminates for Good Reason, Mr. Pike’s unvested options will continue to vest over the 24-month period beginning on the termination date, we will forgive any obligations he may have under other corporate policies to repay relocation expenses, and he will be relieved of any obligation to repay any portion of his signing bonus that would otherwise have been imposed within the first two years of his employment. Furthermore, in the event we terminate Mr. Pike without Cause or he terminates for Good Reason within 24 months after a change in control (as defined in Mr. Pike’s employment agreement and discussed above), then the severance payments otherwise payable over 24 months become payable in a lump sum. In the event of a change in control (as defined in Mr. Pike’s employment agreement) all of his options become vested and exercisable.

Mr. Pike is required to repay 50% of his signing bonus (without interest and net of applicable taxes) in the event either we terminate Mr. Pike for Cause or he terminates without Good Reason prior to April 2014. His relocation expenses would also be subject to recoupment if he departs within 24 months of his joining our company pursuant to our standard policies.

Also, in the event any of his severance payments are deemed to be parachute payments for purposes of Section 280G of the Code, then he will receive the greater of (taking into account all federal, state and local income taxes, as well as the parachute tax under Section 280G): (1) the amount that would result in no portion of the severance payments being subject to the parachute tax under Section 280G to be a parachute payment or (2) the full severance amount.

Mr. Pike’s employment agreement requires, as a precondition to the receipt of the cash severance payments identified in the table below, that Mr. Pike sign a release in which he waives all claims that he might have against us. In addition, his employment agreement requires that he comply with certain provisions of the agreement:

•	prohibiting Mr. Pike, subject to certain customary limitations, from disclosing our confidential information and trade secrets to any person or entity at any time during and for certain periods after the term of his employment (15 years for confidential information and until such information is no longer deemed to be a trade secret);

•	prohibiting Mr. Pike during his employment and for 24 months following the termination of his employment, from competing with us in any geographic area in which we do business, soliciting from or interfering with our relationship with any person or entity who is our customer, and from soliciting for or offering employment to any person who had been employed by us (in a managerial or higher position) during his last year of employment, unless such person’s employment with us was terminated more than 12 months prior to the solicitation; and

•	requiring Mr. Pike to disclose and assign to us any work product (or associated rights relating to such work product) created or developed by him while employed by us.

Mr. Pike has also agreed not to take any action which is materially detrimental or otherwise intended to be adverse to our reputation, business relations, prospects and operations.

Potential Payments upon Mr. Pike’s Termination

The following table sets forth our payment obligations upon termination of Mr. Pike’s employment pursuant to the terms of his employment agreement and our other compensation plans under the various scenarios described above. The amounts set forth in the table are estimates and assume a termination of employment occurring on December 31, 2013 (the last business day of our last completed fiscal year). Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid can only be determined upon Mr. Pike’s actual termination of employment.

		Company Terminates			Mr. Pike Terminates
	Death ($)	Without Cause ($)	For Cause ($)	Disability ($)	Without Good Reason ($)	For Good Reason ($)	Change In Control(1) ($)
Cash Severance(2)	—	4,000,000	—	—	—	4,000,000	—
Executive Allowance(3)		80,000	—	—	—	80,000	—
Insurance Benefits(4)	—	9,639	—	—	—	9,639	—
Incentive Plan Benefits(5)	2,166,667	2,166,667	—	2,166,667	—	2,166,667	—
Accelerated Vesting of Options(6)	—	—	—	—	—	—	18,393,979
Repayment Obligations(7)	—	—	(106,136)	—	(106,136)	—	—

Total	2,166,667	6,256,306	(106,136)	2,166,667	(106,136)	6,256,306	18,393,979

(1)	Equal to number of unvested options held by Mr. Pike on December 31, 2013 multiplied by the difference between the exercise price of each such stock option, and the fair market value of $46.34 per share as of December 31, 2013 based on the closing price of our shares of common stock as reported on the NYSE.
(2)	Equal to two times the sum of his then-current annual base salary ($1,000,000), excluding amounts relating to his prior executive allowance folded into base salary, plus his target annual incentive bonus ($1,000,000). Amount would be paid in monthly installments following termination or in a lump sum if we terminate Mr. Pike without Cause or Mr. Pike terminates for Good Reason within 24 months of a change in control.
(3)	Amount would be paid in monthly installments following termination.
(4)	Equal to 24 times our monthly cost of providing long-term disability and term life insurance coverage. Mr. Pike does not currently participate in any of our medical, dental or vision insurance policies. Amount would be paid in a lump sum upon termination.
(5)	Equal to any earned but unpaid amount under our annual performance incentive plan for 2012 ($666,667, which was paid in 2012 as a guaranteed bonus under Mr. Pike’s employment agreement) plus 100% of his annual performance incentive award for 2013 under the MIP ($1,500,000). Amount for 2013 would be paid in a lump sum at the time such incentive award would otherwise be paid (typically during the first quarter).

(6)	If either we terminate Mr. Pike without Cause or he terminates for Good Reason, Mr. Pike’s unvested options will continue to vest over the 24-month period beginning on the termination date. In the event of a change in control (as defined in Mr. Pike’s agreement), all of his unvested options would vest and become exercisable.
(7)	Equal to 50% of Mr. Pike’s signing bonus, without interest and net of applicable taxes, assuming a tax rate of 35%, ($81,250) plus repayment of Mr. Pike’s relocation expenses ($24,886). The tabular presentation above assumes Mr. Pike would complete these reimbursements, if owed, at the time of termination.

Employment Agreements with Other Named Executive Officers

Events of Termination

We have also entered into employment agreements with each of our other named executive officers. Except in certain circumstances outlined below, our obligation to compensate an executive ceases as of the termination date except with respect to any amounts due under the agreement at that time and the amounts subsequently due, if any, pursuant to our annual cash bonus plans.

We outline the general terms of Mr. Ratliff’s employment agreement in effect at the end of 2013. We note, however, that pursuant to his employment agreement, Mr. Ratliff was entitled to severance if he retired, elected not to renew his employment agreement or otherwise voluntarily departed from our company. This severance, which was paid in February 2014, was calculated and payable upon the same terms and subject to the same conditions as the benefits owed to Mr. Ratliff had we terminated him without Cause (as discussed below) on December 31, 2013 (the date his employment relationship with us ended).

Each of the agreements provide (or provided, with respect to Mr. Ratliff) that we may terminate an executive’s employment relationship immediately without notice at any time for “Cause.” Except as specified below, the agreements with each of these named executive officers generally mirror each other and define “Cause” to include:

•	the executive’s death;

•	the executive’s disability (as defined therein);

•	any act or omission of the executive constituting willful misconduct (including willful violation of our policies), gross negligence, fraud, misappropriation, embezzlement, criminal behavior, conflict of interest or competitive business activities which, as determined in our reasonable discretion, shall cause material harm, or any other actions that are materially detrimental to our company or any of our affiliates’ interests;

•	the executive’s material breach of his Agreement; and

•	(except for Mr. Mortimer’s agreement) any other reason recognized as “cause” under applicable law.

Our agreement with Mr. Mortimer provides him a 30-day cure period under certain circumstances and an opportunity to contest our termination of his employment for Cause.

Our agreement with Mr. Gordon provides that he may terminate his employment for “Good Reason” if any of the following events occurs without his consent:

•	a change to his reporting relationship such that he is no longer reporting to the Chief Executive Officer or, in the case of a change in control (as defined in his employment agreement), he is no longer the most senior financial officer of the entity with authority and responsibility for our business;

•	his annual base salary or target bonus opportunity (including any prior increases to such salary or bonus opportunity) is materially reduced;

•	a material diminution in his duties or responsibilities, making his position inconsistent with his duties as Executive Vice President, Chief Financial Officer; or

•	a relocation of his principal workplace that exceeds 50 miles.

Mr. Gordon must provide us with written notice of the event constituting Good Reason within 30 days of becoming aware of our actions or inactions giving rise to such Good Reason, subject to a 60-day cure period.

Our agreement with Mr. Mortimer provides, and our agreement with Mr. Ratliff provided, that the executive may terminate his employment for our material breach upon written notice to us, subject to a 90-day cure period. We refer to each of the executive’s right to terminate under these circumstances as “Material Breach.”

If either:

•	we terminate (or terminated, with respect to Mr. Ratliff) an executive by Notice of Non-Renewal (for Messrs. Mortimer and Ratliff) or without Cause (for Messrs. Gordon, Mortimer and Ratliff), or

•	the executive terminates (or terminated, with respect to Mr. Ratliff) for Good Reason (for Mr. Gordon) or for Material Breach (for Messrs. Mortimer and Ratliff),

subject to certain conditions outlined below, we will make cash severance payments to the executive officer. The severance amount payable is based on a multiple of monthly salary at the time of termination and then again multiplied by a specified number of months. The following table identifies the severance amounts payable to such named executive officers under their agreements.

Name	Severance Multiple	Basis for Severance	Form of Payment
Kevin K. Gordon	24	1.55 times then-current monthly salary	Monthly Installments
Michael I. Mortimer	36	1.55 times then-current monthly salary	Lump Sum
John D. Ratliff	36	1.55 times then-current monthly salary	Lump Sum

The agreements also provide (or, with respect to Mr. Ratliff, provided) for an additional lump-sum cash payment equal to 24 times our monthly cost of providing medical, dental, vision, long-term disability and term life insurance benefits for Mr. Gordon and 36 times our monthly cost of providing medical, dental, vision, long-term disability and term life insurance benefits for Messrs. Mortimer and Ratliff. To the extent any portion of this payment is included as gross income for the executive; the executive will receive an additional amount equal to the federal income tax applicable to such payment. We refer to these payments as the insurance benefits for purposes of the tabular discussion for each of these named executive officers below. Mr. Ratliff’s severance was calculated in accordance with these provisions.

The agreement for Mr. Gordon also provides for an additional $60,000, representing two times his annual executive allowance, to be paid in monthly installments. The agreement for Mr. Mortimer provides, and the agreement with Mr. Ratliff provided, for an additional lump-sum cash payment equal to three times the annual executive allowance in effect at the time of termination. As previously discussed, while the executive allowance has been folded into base salaries for these executives, the Committee still treats it as a separate element of compensation for the purposes of the determining amounts payable upon termination by these executives. The employment agreements require, as a precondition to the receipt of the cash severance payments identified in the table below, that the executive sign a release in which he waives all claims that he might have against us and that he complies with certain provisions of the agreement:

•	prohibiting the executive, subject to certain customary limitations, from disclosing our confidential information and trade secrets to any person or entity at any time during and for certain periods after the term of his employment (15 years for confidential information and until such information is no longer deemed to be a trade secret);

•	prohibiting the executive during his employment and for specified periods following the termination of his employment (two years for Messrs. Gordon and Ratliff and one year for Mr. Mortimer), from competing with us in any geographic area in which we do business, soliciting from or interfering with our relationship with any person or entity who is our customer, and from soliciting for or offering employment to any person who had been employed by us during his last year of employment, unless (for Mr. Gordon) such person’s employment with us was terminated more than 12 months prior to the offer or solicitation; and

•	requiring the executive to disclose and assign to us any work product (or associated rights relating to such work product) created or developed by the executive while employed by us.

Each of these executives have also agreed not to take any action which is materially detrimental or otherwise intended to be adverse to our reputation, business relations, prospects and operations. Mr. Ratliff executed such a release in January 2014.

Change in Control

Mr. Gordon’s employment agreement provides that all of the options issued pursuant thereto become vested and exercisable upon a change in control, as defined in his employment agreement. Under the terms of our employment agreement with Mr. Gordon, the following events constitute a change in control:

•	an acquisition (other than directly from Quintiles Transnational) of any of Quintiles Transnational’s voting securities by any Person (as such term is used in Section 3(A)(9), 13(D)(2) and 14(D)(2) of the Exchange Act), after which such Person, together with its affiliates and associates (as such terms are defined in Rule 12b-2 under the Exchange Act), becomes the beneficial owner (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of more than 50% of the total voting power of the then outstanding voting securities, but excluding any such acquisition by Quintiles Transnational, any Person of which a majority of its voting power or its voting equity securities or equity interests is owned, directly or indirectly, by Quintiles Transnational (for purposes hereof, a “Subsidiary”), any employee benefit plan of Quintiles Transnational or any of its Subsidiaries (including any person acting as trustee or other fiduciary for any such plan), or by or for the benefit of Dr. Gillings and/or his family;

•	the shareholders of Quintiles Transnational approve a merger, share exchange, consolidation or reorganization involving Quintiles Transnational and any other corporation or other entity that is not controlled by Quintiles Transnational, as a result of which less than 50% of the total voting power of the outstanding voting securities of Quintiles Transnational or of the successor corporation or entity after such transaction is held in the aggregate by the holders of Quintiles Transnational’s voting securities immediately prior to such transaction; or

•	the shareholders of Quintiles Transnational approve a liquidation or dissolution of Quintiles Transnational, or approve the sale or other disposition of all or substantially all of Quintiles Transnational’s assets to any person (other than a transfer to a Subsidiary).

None of the employment agreements with our other named executive officers (except for Dr. Gillings and Mr. Pike) provide for any specific benefits in the event of a change in control.

Equity Awards

Each of our named executive officers holds options to purchase shares of our common stock, Mr. Gordon holds restricted stock units and Messrs. Mortimer and Ratliff hold vested restricted shares of our common stock, each granted under our stock incentive plans. Our stock incentive plans do not provide for acceleration of vesting upon termination of employment (for any reason). None of the equity awards held by our named executive officers (other than Messrs. Pike and Gordon) automatically accelerate upon a change in control; however, the Committee has the right to determine whether acceleration is appropriate, and in many cases, is prohibited from accelerating awards in the event of a change in control.

Potential Payments upon Events of Termination of Other Named Executive Officers

The following table sets forth our payment obligations to each of our other named executive officers upon termination of employment pursuant to the terms of such individual’s employment agreement and our other compensation plans under the various scenarios described above. The amounts set forth in the table are estimates and assume a termination of employment occurring on December 31, 2013 (the last business day of our last completed fiscal year). Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid can only be determined upon an executive’s actual termination of employment.

	Company Terminates			Executive Terminates
	For Cause	Without Cause	Through Notice of Non Renewal	Through Notice of Non Renewal	For Good Reason or for Material Breach(1)	Change in Control
	($)	($)	($)	($)	($)	($)
Kevin Gordon
Cash Severance(2)	—	1,705,000	N/A	N/A	1,705,000	—
Insurance Benefits(3)	—	49,712	N/A	N/A	49,712	—
Executive Allowance(4)	—	60,000	N/A	N/A	60,000	—
Vesting of Options(5)	—	—	N/A	N/A	—	3,457,200

Total	—	1,814,712	N/A	N/A	1,814,712	3,457,200

Michael Mortimer
Cash Severance(6)	—	2,325,000	2,325,000	—	2,325,000	—
Insurance Benefits(7)	—	73,057	73,057	—	73,057	—
Executive Allowance(8)	—	90,000	90,000	—	90,000	—
Vesting of Options(5)	—	—	—	—	—	—

Total	—	2,488,057	2,488,057	—	2,488,057	—

John D. Ratliff
Cash Severance(6)	—	3,022,500	3,022,500	3,022,500	3,022,500	—
Insurance Benefits(7)	—	72,642	72,642	72,642	72,642	—
Executive Allowance(8)	—	90,000	90,000	90,000	90,000	—
Vesting of Options(5)	—	—	—	—	—	—

Total(9)	—	3,185,142	3,185,142	3,185,142	3,185,142	—

(1)	Amounts paid to Mr. Gordon if he terminates for Good Reason or to Messrs. Mortimer or Ratliff for termination for Material Breach.
(2)	Equal to 1.55 times executive’s monthly 2013 base salary, multiplied by 24. Amount would be paid in monthly installments following termination.
(3)	Equal to 24 times our monthly cost of providing medical, dental, vision, long-term disability and term life insurance benefits for Mr. Gordon ($32,313). The amount above also includes the estimated value of additional payments related to taxes incurred (at an assumed tax rate of 35%) as a result of our reimbursement of these expenses ($17,399). Amount would be paid in a lump sum upon termination.
(4)	Amount would be paid in monthly installments following termination.
(5)	Equal to the number of unvested options issued to Mr. Gordon in 2010 that would be accelerated under his employment agreement upon a change in control, multiplied by the difference between the exercise price of each such stock option, and the fair market value of $46.34 per share as of December 31, 2013 based on the closing price of our shares of common stock as reported on the NYSE. None of the above listed named executive officers (other than Mr. Gordon) is entitled to acceleration of vesting in the event of a change in control. None is entitled to acceleration of vesting upon termination of employment. In the event the Committee, acting within its discretion as administrator of the stock incentive plans, determines that acceleration of vesting is appropriate in such situations, amounts received by each named executive officer for total unvested stock options would equal (determined in the same fashion as stated above): $5,880,950 for Mr. Gordon and $2,265,250 for Mr. Mortimer. No such determination was made at the time of Mr. Ratliff’s retirement.
(6)	Equal to 1.55 times executive’s monthly 2013 base salary, multiplied by 36. Amounts would be paid in a lump sum upon termination.
(7)	Equal to 36 times our monthly cost of providing medical, dental, vision, long-term disability and term life insurance benefits for each executive ($47,487 for Mr. Mortimer and $47,217 for Mr. Ratliff). The amounts above also include the estimated value of additional payments related to taxes incurred (at an assumed tax rate of 35%) as a result of our reimbursement of these expenses ($25,570 for Mr. Mortimer and $25,425 for Mr. Ratliff). Amounts would be paid in a lump sum upon termination.
(8)	Equal to three times the equivalent of the annual executive allowance (or $30,000) for each executive, now folded into base salary. Amount would be paid in a lump sum upon termination.

(9)	Total does not include benefits earned under our elective nonqualified deferred compensation plan. See “2013 Non-qualified Deferred Compensation.” Due to his retirement on December 31, 2013, Mr. Ratliff was entitled to $3,185,142 in severance.

2013 Director Compensation Table

We use a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve as independent members of our Board. In setting director compensation, we consider both the time commitment and skill required to serve on our Board.

Compensation Paid to Board Members

Prior to the IPO, we only paid fees and provided other compensation to our non-employee directors who were not nominated by our Sponsors. In connection with our IPO, we adopted a director compensation plan applicable to our independent directors (as defined under applicable law and in accordance with the rules and regulations of the NYSE). In 2013, our Board determined that each of Messrs. Evanisko, Greenberg and Schaeffer are independent. Each independent director received an annual cash retainer of $60,000, paid quarterly. We paid the chairman of our Audit Committee an additional $20,000 annual retainer, paid quarterly, and paid the directors who served as chairmen of our other board committees an additional $15,000 annual retainer, paid quarterly. These directors also received $1,750 for each board meeting in the first quarter of 2013 that they attended in person and $750 for each meeting they attended by teleconference. As of May 2013, following the IPO, the meeting fee was increased to $2,250 per meeting they attended in person. We also reimbursed the reasonable travel expenses and other out-of-pocket costs incurred in connection with attendance at meetings of our Board by each of these directors.

We have granted options to these directors pursuant to our stock incentive plans. In accordance with the director compensation plan applicable to our independent directors adopted in connection with the IPO, each of Messrs. Evanisko, Greenberg, and Schaeffer received a stock option award of 25,000 shares (with an exercise price equal to the IPO price of $40.00 per share) under the 2013 Stock Incentive Plan.

The following table provides information related to the compensation of our directors who received compensation from us during fiscal 2013.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	Total ($)
Michael J. Evanisko	111,250	329,583	440,833
Jack M. Greenberg	113,750	329,583	443,333
Leonard D. Schaeffer	100,750	329,583	430,333

(1)	In accordance with the director compensation plan applicable to our independent directors adopted in connection with the IPO, on April 18, 2013, the Committee approved the grant of options to purchase 25,000 shares of our common stock to each of Messrs. Evanisko, Greenberg and Schaeffer, effective immediately after, but on the same day as, the pricing of our IPO, at an exercise price equal to the IPO price. These options were issued on May 8, 2013, at an exercise price of $40.00 per share. The values reflected in the table above represent the grant date fair value of such options computed in accordance with ASC 718, excluding the impact of estimated forfeitures. Assumptions used in the calculation of these amounts in 2013 are included in Note 1 to our consolidated audited financial statements for the fiscal year ended December 31, 2013 included in Part II of this Form 10-K. The aggregate number of shares that were subject to option awards outstanding as of December 31, 2013 for each of these directors is as follows: 71,600 for Mr. Evanisko, 90,000 for Mr. Greenberg (46,600 which are for Mr. Greenberg and 43,400 that are in the Jack M. Greenberg 2013 Quintiles Irrevocable Trust 2) and 51,550 for Mr. Schaeffer. All option awards granted to our independent directors have a three year vesting schedule (34% the first year and 33% the second and third year each) and expire 10 years from the date of grant.

Item  12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2013:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights, (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, Rights and Restricted Shares (b) (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Related in Column (a)) (c)
Equity compensation plans approved by security holders	10,157,327	$23.00	9,629,990	(2)
Equity compensation plans not approved by security holders	—	—	2,500,000	(3)

Total	10,157,327	$23.00	12,129,990

(1)	The weighted average exercise price relates solely to outstanding stock option shares because shares subject to restricted stock units have no exercise price.
(2)	Includes shares issuable upon exercise of outstanding options and restricted stock units.
(3)	Consists of shares of common stock available for issuance under our Employee Stock Purchase Plan. There was no ongoing offering period and therefore no shares underlying outstanding purchase rights as of December 31, 2013.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 18, 2014 by:

•	each of our directors;

•	each of our named executive officers;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known to us to beneficially own more than 5% of our outstanding shares of common stock.

Except as otherwise indicated, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable, and the address for each of the named individuals is 4820 Emperor Blvd., Durham, North Carolina 27703.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information does not necessarily indicate beneficial ownership for any other purpose. Under those rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of stock options held by the respective person or group that may be exercised and/or restricted stock units which may vest within 60 days of February 18, 2014. For purposes of calculating each person’s or group’s percentage ownership, shares of common stock issuable pursuant to stock options exercisable and/or restricted stock units vesting within 60 days after February 18, 2014 are reflected in the table below and included as outstanding and beneficially owned for that person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. The percentages of shares outstanding provided in the table are based on a total of 129,922,407 shares of our common stock outstanding on February 18, 2014.

For more information regarding our relationships with certain of the persons named below, see “Certain Relationships and Related Person Transactions.”

Notwithstanding the ownership information regarding our common stock presented below, the Shareholders Agreement governs the exercise of the voting rights of the shareholders party thereto with respect to the election of directors and certain other material events. See “Certain Relationships and Related Person Transactions—Shareholders Agreement” and “Management—Board of Directors.”

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
5% or Greater Shareholders
Parties to the Shareholders Agreement(1)	84,335,507	64.9%
Dennis B. Gillings, CBE, Ph.D. and affiliates(2)	24,850,261	19.0%
Bain Capital and related funds(3)	23,950,266	18.4%
TPG Funds(4)	21,422,574	16.5%
Affiliates of 3i(5)	15,112,406	11.6%
Temasek Life Sciences Private Limited(6)	7,893,854	6.1%
Wellington Management Company, LLP(7)	6,737,305	5.2%
Directors and Executive Officers
Thomas H. Pike(8)	263,228	*
Kevin K. Gordon(9)	205,000	*
Michael I. Mortimer(10)	575,000	*
John D. Ratliff(11)	867,860	*
Fred E. Cohen, M.D., D.Phil.(12)	—	—
John P. Connaughton(13)	—	—
Jonathan J. Coslet(14)	—	—
Michael J. Evanisko(15)	48,800	*
Mireille Gillings, Ph.D.(16)	22,153,686	16.9%
Christopher R. Gordon(17)	—	—
Jack M. Greenberg(18)	76,800	*
Richard Relyea(5)	—	—
Leonard D. Schaeffer(19)	176,800	*
All directors and executive officers as a group (15 individuals)(20)	23,772,564	18.0%

*	Less than 1%

(1)	Includes shares of common stock (but no shares underlying exercisable stock options) outstanding as of February 18, 2014 directly held by the following persons who are parties to the Shareholders Agreement: Dr. Gillings, Dr. Gillings’ daughter, the Gillings Limited Partnership, the GFEF Limited Partnership, the Gillings Family Foundation, GF Investment Associates LP, the Bain Capital Entities (as defined below), the TPG Funds and the 3i Funds (as defined below).

(2)	Includes the following shares over which Dr. Gillings may be deemed to have beneficial ownership: (a) 1,000,000 shares of common stock underlying stock options exercisable within 60 days of February 18, 2014 held by Dr. Gillings and (b) the following shares over which Dr. Gillings may be deemed to exercise shared voting and investment control: 713,699 shares held by the Gillings Limited Partnership, of which Dr. Gillings is the general partner; 148,231 shares held by the GFEF Limited Partnership, of which Dr. Gillings is the general partner; and 163,556 shares held by The Gillings Family Foundation, of which Dr. Gillings is the president and director. Dr. Gillings disclaims beneficial ownership of all shares held by the Gillings Limited Partnership, The Gillings Family Foundation and GFEF Limited Partnership, except to the extent of his pecuniary interest therein. Certain shares directly owned by Dr. Gillings have been pledged as security for a personal loan. These shares also include the following shares over which Susan Gillings Gross (Dr. Gillings daughter) may be deemed to have beneficial ownership: (a) 39,678 shares held directly by Ms. Gross and 2,656,897 shares held by GF Investment Associates LP, which is managed by Ms. Gross. Ms. Gross disclaims beneficial ownership of the shares held by GF Investment Associates LP, except to the extent of her pecuniary interest therein.

(3)	Bain Capital and related funds beneficially own 23,950,266 shares, consisting of (a) 23,888,161 shares of common stock held by Bain Capital Integral Investors 2008, L.P., or Integral Investors, whose managing partner is Bain Capital Investors, LLC, or BCI; (b) 58,757 shares of common stock held by BCIP TCV, LLC, or BCIP TCV, whose administrative member is BCI; and (c) 3,348 shares of common stock held by BCIP Associates—G, or BCIP—G, whose managing partner is BCI. As a result of the relationships described above, BCI may be deemed to share beneficial ownership of the shares held by each of Integral Investors, BCIP TCV and BCIP—G, which we refer to collectively as the Bain Capital Entities. The governance, investment strategy and decision-making process with respect to investments held by the Bain Capital Entities is directed by BCI’s Global Private Equity Board, or GPEB, which is comprised of the following individuals: Steven Barnes, Joshua Bekenstein, John Connaughton, Paul Edgerley, Stephen Pagliuca, Michel Plantevin, Dwight Poler, Jonathan Zhu and Stephen Zide. By virtue of the relationships described in this footnote, GPEB may be deemed to exercise voting and dispositive power with respect to the shares held by the Bain Capital Entities. Each of the members of GPEB disclaims beneficial ownership of such shares to the extent attributed to such member solely by virtue of serving on GPEB.

(4)	The TPG Funds beneficially own 21,422,574 shares, consisting of (a) 5,336,577 shares held by TPG Quintiles Holdco, L.P., a Delaware limited partnership, or Holdco I, whose general partner is TPG GenPar III, L.P., a Delaware limited partnership, whose general partner is TPG Advisors III, Inc., a Delaware corporation; (b) 15,388,018 shares held by TPG Quintiles Holdco II, L.P., a Delaware limited partnership, or Holdco II, whose general partner is TPG Advisors V, Inc., a Delaware corporation; and (c) 697,979 shares held by TPG Quintiles Holdco III, L.P. a Delaware limited partnership, or Holdco III, whose general partner is Tarrant Advisors, Inc., a Texas corporation. Holdco I, Holdco II, and Holdco III are collectively referred to as the TPG Funds. David Bonderman and James G. Coulter are officers and sole shareholders of each of TPG Advisors III, Inc., TPG Advisors V, Inc. and Tarrant Advisors, Inc. and may therefore be deemed to be the beneficial owners of the shares held by the TPG Funds. Messrs. Bonderman and Coulter disclaim beneficial ownership of the shares held by the TPG Funds except to the extent of their pecuniary interest therein. The address of each of TPG Advisors III, Inc., TPG Advisors V, Inc., Tarrant Advisors, Inc. and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(5)	3i and its affiliates beneficially own 15,112,406 shares, consisting of (a) 8,061,713 shares directly held by 3i US Growth Healthcare Fund 2008 L.P., or 3i Healthcare, (b) 3,856,555 shares directly held by 3i U.S. Growth Partners L.P., or 3i Partners, (c) 1,079,101 shares held directly by 3i Growth Capital (USA) M L.P., or 3i Capital M, (d) 1,629,442 shares directly held by 3i Growth Capital (USA) E L.P., or 3i Capital E, (e) 242,797 shares directly held by 3i Growth Capital (USA) D L.P., or 3i Capital D, and (f) 242,798 shares directly held by 3i Growth Capital (USA) P L.P., or 3i Capital P, and together with 3i Healthcare, 3i Partners, 3i Capital M, 3i Capital E and 3i Capital D, the 3i Funds. The general partner of each of the 3i Funds is 3i U.S. Growth Corporation. Investment and divestment decisions are made by the board of directors of 3i Corporation, which is the manager of each of the 3i Funds and an indirect wholly owned subsidiary of 3i Group plc, a public company listed on the London Stock Exchange. Mr. Relyea, who is a member of the board of directors of 3i Corporation, disclaims beneficial ownership of the shares held by the 3i Funds solely by virtue of his serving on the board of directors of 3i Corporation. The business address of Mr. Relyea and 3i Corporation (which is a manager of each of the 3i Funds) is c/o 3i Private Equity, 400 Madison Avenue—9th floor, New York, NY 10017.

(6)	Temasek Life Sciences Private Limited, or Temasek Life Sciences, is a direct wholly-owned subsidiary of Fullerton Management Pte Ltd, or FMPL, which in turn is a direct wholly-owned subsidiary of Temasek Holdings (Private Limited), or Temasek. By virtue of FMPL’s direct ownership, and Temasek’s indirect ownership, of 100% of Temasek Life Sciences, FMPL and Temasek may be deemed to beneficially own the shares held by Temasek Life Sciences. The principal business address of Temasek, FMPL and Temasek Life Sciences is 60 B. Orchard Road #06-18 Tower 2, The Atrium @ Orchard, Singapore 238891.

(7)	As reported by Wellington Management Company, LLP in a Schedule 13G filed with the SEC on February 14, 2014, which states that Wellington Management Company, LLP has shared dispositive power with respect to all of such shares and shared voting power with respect to 2,008,063 of such shares. The principal business address of Wellington Management is 280 Congress Street, Boston, MA 02210.

(8)	Consists of 38,580 shares purchased by Mr. Pike in May 2012 and 224,648 shares of common stock underlying stock options exercisable within 60 days of February 18, 2014.

(9)	Consists of 205,000 shares of common stock underlying stock options exercisable within 60 days of February 18, 2014.

(10)	Consists of 75,000 shares of common stock issued pursuant to our stock incentive plans (50,000 of which are held by the Michael I. Mortimer Irrevocable Trust, which is controlled by Mr. Mortimer) and 500,000 shares of common stock underlying stock options exercisable within 60 days of February 18, 2014.

(11)	Consists of 182,860 shares of common stock issued pursuant to our stock incentive plans (all of which are held by the John David Ratliff 2012 Irrevocable Trust, which is controlled by Mr. Ratliff) and 685,000 shares of common stock underlying stock options exercisable within 60 days of February 18, 2014. Mr. Ratliff retired as our President and Chief Operating Officer on December 31, 2013.

(12)	Dr. Cohen, who is one of our directors, is a TPG Partner. Dr. Cohen has no voting or investment power over and disclaims beneficial ownership of the shares held by the TPG Funds. The address of Dr. Cohen is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(13)	Does not include shares of common stock held by the Bain Capital Entities. Mr. Connaughton is a Managing Director of BCI and a member of GPEB and as a result, and by virtue of the relationships described in footnote 3 above, may be deemed to share beneficial ownership of the shares held by the Bain Capital Entities. The address for Mr. Connaughton is c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02116.

(14)	Mr. Coslet, who is one of our directors, is a TPG Partner. Mr. Coslet has no voting or investment power over and disclaims beneficial ownership of the shares held by the TPG Funds. The address of Mr. Coslet is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(15)	Consists of 15,400 shares of common stock issued pursuant to our stock incentive plans and 33,400 shares of common stock underlying stock options exercisable within 60 days of February 18, 2014.

(16)	Dr. Mireille Gillings, who is one of our directors, is married to Dr. Gillings and as such may be deemed a beneficial owner of the shares beneficially owned by Dr. Gillings. Dr. Mireille Gillings disclaims beneficial ownership of all shares beneficially owned by Dr. Gillings, except to the extent of her pecuniary interest therein.

(17)	Does not include shares of common stock held by the Bain Capital Entities. Mr. Gordon is a Managing Director of BCI and as a result may be deemed to share beneficial ownership of the shares held by the Bain Capital Entities. The address for Mr. Gordon is c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02116.

(18)	Consists of 25,000 shares of common stock issued pursuant to our stock incentive plans and 51,800 shares of common stock underlying stock options exercisable within 60 days of February 18, 2014. All 25,000 shares of common stock and 43,400 shares of common stock underlying stock options are held for the benefit of members of Mr. Greenberg’s family.

(19)	Consists of (a) 100,000 shares of stock held by The Schaeffer Family Revocable Trust (of which Mr. Schaeffer is a trustee), (b) 63,450 shares of stock issued pursuant to our stock incentive plans and (c) 13,350 shares of common stock underlying stock options exercisable within 60 days of February 18, 2014.

(20)	Includes common stock and common stock underlying stock options exercisable within 60 days of February 18, 2014 as described in footnotes (2 and 8–19), as applicable and without duplication. Also includes 229,500 shares of common stock and 43,750 shares of common stock underlying stock options exercisable within 60 days of February 18, 2014 held by our other executive officers not listed above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

Review and Approval of Related Person Transactions

The Audit Committee is responsible for the review and approval of all related person transactions. In connection with the IPO, our Board adopted a written policy regarding the approval of related person transactions. For purposes of this policy, a related person transaction includes any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K adopted by the SEC. In reviewing proposed related person transactions, our Audit Committee considers all relevant facts and circumstances, including without limitation the commercial reasonableness of the terms, the benefit and perceived benefit, or lack thereof, to our company, opportunity costs of alternate transactions, the materiality and character of the related person’s direct or indirect interest, and the actual or apparent conflict of interest of the related person. A related person transaction will not be approved unless it is determined that, upon consideration of all relevant information, the proposed related party transaction is in, or at least is not opposed to, the best interest of our company and its shareholders.

Each of the following transactions was approved by the Audit Committee. Unless otherwise indicated, all percentages in this “Certain Relationship and Related Person Transactions” section are as of December 31, 2013.

PharmaBio Development Inc.

In December 2009, we spun off PharmaBio to our shareholders at the time. As a result, Dr. Gillings, our Executive Chairman and former Chief Executive Officer, and his affiliates owned approximately 28.41% of PharmaBio, Bain Capital and TPG each owned approximately 21.96% of PharmaBio, Temasek owned approximately 9.37% of PharmaBio and 3i owned approximately 14.5% of PharmaBio. In addition, two of our current executive officers, Messrs. Mortimer and Winstanly, and our former Chief Operating Officer and President, Mr. Ratliff, also held, in the aggregate, less than a 1% interest in PharmaBio. In October 2013, Dr. Gillings purchased the outstanding shares of PharmaBio he did not already own for an undisclosed amount. Currently, Dr. Gillings (directly or through his wholly-owned affiliates) owns 100% of PharmaBio and is PharmaBio’s sole director.

Services Agreements with PharmaBio

Services Agreements

In connection with the spin-off, Quintiles Transnational and PharmaBio entered into a letter agreement (and in some cases, separate services agreements) providing for the continuation of certain development and commercialization services to third parties by Quintiles Transnational on behalf of PharmaBio. PharmaBio paid Quintiles Transnational $23.1 million, $26.3 million, and $26.1 million for these services in the years ended December 31, 2013, 2012 and 2011, respectively.

Consulting Services Agreement

In 2010, PharmaBio entered into a consulting services agreement with Quintiles Transnational pursuant to which Quintiles Transnational provides consulting services with respect to PharmaBio’s investments. PharmaBio paid Quintiles Transnational $288,000, $258,000 and $275,000 under the services agreement in the years ended December 31, 2013, 2012 and 2011, respectively.

NovaQuest Pharma Opportunities Fund III, L.P.

In November 2010, we and PharmaBio, as well as a third party investor, each committed to invest $60 million as investors in the Fund. In November 2013, we sold $10 million of our commitment to a third party, leaving us a $50 million commitment. We had funded approximately $2.9 million of this commitment which had a carrying value of approximately $2.2 million. We received approximately $2.3 million for the funded portion of the commitment sold. As of December 31, 2013, we have funded approximately $15.8 million (net of distributions subject to recall) of this commitment. As of that date, our commitment to invest approximated 10.9% of the Fund’s total commitments of $459.2 million. PharmaBio has reduced its commitment to the Fund to $20 million following a sale of $40 million of its original $60 million commitment to certain investors for an undisclosed amount. Messrs. Mortimer and Ratliff and Dr. Winstanly have each committed to invest in less than a 1% interest in the Fund.

Dr. Gillings is a 6.94% limited partner of NQ HCIF General Partner, LP, which is the general partner of the Fund, or the GP, and a 9.99% owner of NQ HCIF GP, Ltd, which is the general partner of the GP, or GPLTD. PharmaBio is a 54.71% limited partner of the GP and a 55.01% owner of GPLTD. Certain of our related persons had and Dr. Gillings continues to have an indirect interest in the GP and in GPLTD as a result of their ownership in PharmaBio, as discussed above. Messrs. Mortimer and Ratliff and Dr. Winstanly are each less than 1% limited partners of the GP. Limited partners in the GP are entitled to receive distributions with respect to the GP’s carried interest in the Fund. The GP’s carried interest represents the right to receive a portion of the profit distributions from the Fund after the Fund’s investors have been repaid their capital contributions and a preferred return on those contributions. We and PharmaBio are not charged carried interest with respect to our limited partnership interests.

The Fund is managed by NovaQuest Capital Management, L.L.C., or the Management Company, of which PharmaBio owns 35% and Dr. Gillings owns 20%. The board of directors of GPLTD makes all non-investment decisions for the GP and the Fund; the investment committee approves all Fund investments and dispositions. Through March 2012, Mr. Gordon and Dr. Cohen, two of our directors, were members of the management committee of the Management Company, which makes most decisions of the Management Company, and directors of GPLTD, in each case serving as PharmaBio’s representatives. Certain of our related persons had and Dr. Gillings continues to have an indirect interest in the Management Company as a result of their ownership in PharmaBio, as discussed above. The Management Company also advises PharmaBio.

We and PharmaBio have the right to invest in similar successor funds managed by the Management Company on substantially similar terms as they have in the Fund.

In connection with the formation of the Fund, we advanced certain expenses to the Fund. We received $2.2 million from the Fund in 2011 in repayment of these advances.

We have entered into a non-exclusive preferred provider agreement with the Fund, pursuant to which the Fund will first allow us the opportunity to provide any outsourcing services to the Fund, provided the pricing terms are consistent with those we charge to third party customers buying comparable services on comparable terms and conditions. We do not make or receive any payments in connection with the preferred provider agreement. As of the date of this amended Form 10-K, we have not entered into any transactions with the Fund, or in connection with a Fund investment, involving outsourcing services, pursuant to the preferred provider agreement or otherwise, but we anticipate that we may do so in the future.

We also have entered into a non-exclusive services agreement with the Fund, pursuant to which we will provide a variety of services to the Fund on an arm’s length basis, including due diligence support and strategic and planning expertise. Prices charged to the Fund equal, as near as reasonably practicable, the prices we charge to third-party customers buying comparable services on comparable terms and conditions. The Fund paid us approximately $111,000, $122,000 and $115,000 for services rendered pursuant to the services agreement in the years ended December 31, 2013, 2012 and 2011, respectively.

We also have entered into agreements with the Management Company in connection with the formation of the Fund. Under a service marks assignment agreement, we assigned the Management Company the service mark registrations for the NovaQuest name until the dissolution or cessation of the business of the Management Company or such date that the Management Company is no longer managing a private equity fund with at least $100 million in capital commitments or capital contributions. The Management Company has in turn licensed the service mark to the Fund. We also entered into a transition service agreement with the Management Company under which we agreed to provide non-decision-making administrative support services to the Management Company; however, the Management Company was able to provide these services on its own.

Management Agreement

On January 22, 2008, Quintiles Transnational entered into a management agreement whereby, in exchange for advisory services, Quintiles Transnational agreed to pay an annual management service fee of $5.0 million to affiliates of our investors which included (1) GFM, (2) Bain Capital, (3) TPG, (4) 3i, (5) Cassia and (6) Aisling Capital, LLC, or Aisling Capital. The following directors are affiliates of these investors: Dr. Gillings controls GFM, Mr. Connaughton and Mr. Gordon are Managing Directors of Bain Capital, Dr. Cohen is co-head of TPG’s biotechnology group, Mr. Coslet is a Senior Partner and the Chief Investment Officer of TPG, and Mr. Relyea is a Principal of 3i. Of this amount, Aisling Capital received $150,000 annually. The remaining approximately $4.9 million of the annual management service fee was paid to the other managers, in advance and in equal quarterly installments, in proportion to each manager’s (or such manager’s affiliates’) respective share ownership. The annual management service fee was subject to upward adjustment each year effective March 31 based on any increase in the Consumer Price Index for the preceding calendar year. The management agreement included customary indemnification provisions in favor of the investors party to the agreement and their affiliates. The management agreement’s initial term extended through December 31, 2010, after which it automatically renewed. We amended the management agreement in May 2013 that resulted in termination of the agreement immediately prior to the effectiveness of the IPO and we paid a one-time $25.0 million fee in connection with the termination. Of this amount, each of GFM, Bain Capital and TPG received $5.93 million, 3i received $3.92 million, Cassia received $2.53 million and Aisling Capital received $750,000. The amendment also included a one-time payment of $1.5 million to GFM as described below under “—Other Transactions.” For the years ended December 31, 2013, 2012 and 2011, we paid a total of approximately $27.7 million, $5.3 million and $5.2 million, respectively, to these investors (or their affiliates) pursuant to this arrangement.

Shareholders Agreement

In 2008, we entered into the Shareholders Agreement with Dr. Gillings and his affiliates, Bain Capital, the TPG Funds, 3i, Temasek and certain other investors who acquired equity securities in the going private transaction in 2003 or as a result of the Major Shareholder Reorganization. Mr. Pike also became party to the Shareholders Agreement in May 2012 in connection with his purchase of shares of our common stock. In August 2012, we entered into a supplement to the Shareholders Agreement, and the Shareholders Agreement was amended in May 2013 to, among other things, remove Temasek, Mr. Pike and certain other investors as parties to the agreement.

The parties to the Shareholders Agreement, as amended, have agreed to vote their shares to elect members of our Board as set forth therein. See “Directors, Executive Officers and Corporate Governance—Composition and Qualifications of Our Board of Directors.” All decision-making by our Board generally requires the affirmative vote of a majority of the members of the entire Board, except that any transaction entered into between us or any of our subsidiaries and any shareholder, or affiliate or associate of any shareholder, will require the affirmative vote of a majority of our Board with the nominee(s) of the interested shareholder abstaining from such vote. In addition, the Shareholders Agreement requires a majority of our Board to approve any asset divestiture in excess of $10 million.

Registration Rights Agreement

In May 2013, we entered into an amended and restated registration rights agreement with Dr. Gillings and his affiliates, Bain Capital, the TPG Funds, 3i and Temasek. We refer to this agreement as the Registration Rights Agreement. The Registration Rights Agreement provides the shareholders party to the agreement with the right to require us to register their equity securities under the Securities Act. In addition, in most circumstances when we propose (other than pursuant to a demand registration) to register any of our equity securities under the Securities Act, the shareholders party to the Registration Rights Agreement will have the opportunity to register their registrable securities on such registration statement. We are required to pay the registration expenses, other than underwriting discounts and commissions and transfer taxes, associated with any registration of shares under the Registration Rights Agreement. The Registration Rights Agreement also contains certain restrictions on the sale of shares by the investors party to that agreement, as well as customary indemnification provisions.

Transactions with JV Partners

In April 2006, Quintiles Asia Pacific Commercial Holdings, Inc., or QAPCH, one of our indirect wholly owned subsidiaries, TLS Beta Pte. Ltd., or TLS, a Singapore company and an indirect wholly owned subsidiary of Temasek, and PharmaCo Investments Ltd, or PharmaCo, a company incorporated in Labuan, Malaysia and an indirect wholly owned subsidiary of Interpharma Asia Pacific, completed the formation of a joint venture to commercialize biopharmaceutical products in the Asia Pacific region, or the Joint Venture. We refer to QAPCH, TLS and PharmaCo collectively as the JV Partners. Temasek Life Sciences Private Limited, or Temasek Life Sciences, is a beneficial owner of more than 5% of our common stock. The JV Partners conducted the Joint Venture through Invida Pharmaceutical Holdings Pte. Ltd., which was formerly known as Asia Pacific Pharmaceutical Holdings Pte. Ltd., or Invida. As part of this arrangement, QAPCH was admitted as a 33.33% shareholder of Invida.

QAPCH and each of the JV Partners entered into a loan agreement with the Joint Venture to provide up to $65.0 million of financing to Invida in the form of cash and/or contribution of certain of the JV Partners’ existing businesses. QAPCH’s contribution included a cash loan facility of $31.7 million and the contribution of the Innovex businesses in Australia, New Zealand, Korea and India, negotiated by the JV Partners at a value of $33.3 million. In addition, three of our indirect wholly owned subsidiaries entered into term loan facility agreements for approximately $5.3 million, in the aggregate, with interest-free two-year terms to support specified working capital requirements of Invida. In November 2011, we and each of the other JV Partners sold our respective one-third investments in Invida to a third-party, each receiving approximately $103.6 million in net proceeds.

Other Transactions

Dr. Gillings provides extensive use of the airplane owned and operated by GFM for business-related travel services for himself and other of our employees. Under the terms of Dr. Gillings’ employment agreement with us, we reimbursed GFM for our business use of the airplane at an hourly rate of $13,502. During the years ended December 31, 2013, 2012 and 2011, we reimbursed GFM for the business use of the airplane with cash payments totaling approximately $1.4 million, $4.3 million, and $5.1 million, respectively. In May 2013, we entered into an amendment to our management agreement to make a one-time payment of $1.5 million to GFM in connection with Dr. Gillings agreeing that the amount we will reimburse GFM for use of the airplane will be limited to $2.5 million per year.

In May 2009, we acquired a 10% interest in HUYA for $5.0 million, which we sold to PharmaBio on November 29, 2011 for approximately $5.0 million. In January 2010, we entered into a collaboration agreement with HUYA, to fund up to $2.3 million of HUYA’s R&D activity for a specific compound. The funding consisted of $1.0 million in cash that was paid during 2010 and $1.3 million of services which was provided by us during 2011 and 2012. In return for the $2.3 million in funding, we may receive milestone payments which contractually may not exceed $16.5 million excluding interest if certain events were to occur. In addition, during 2013, we entered into a number of contracts with HUYA, mostly in Asia, under which we will provide up to approximately $19.2 million of additional services on a fee for services basis at arm’s length and at market rates. During the year ended December 31, 2013, we provided approximately $772,000 of services under these agreements. Dr. Mireille Gillings, who is one of our directors and is married to Dr. Gillings, is the president, chief executive officer, executive chair and a director of HUYA. Dr. Winstanly, our Executive Vice President, Chief Customer and Governance Officer, is also a director of HUYA. Dr. Mireille Gillings, Dr. Gillings, PharmaBio and Dr. Winstanly own 27%, 34%, 5% and less than 1% interests, respectively, in HUYA on a fully diluted basis. In addition, certain related parties had an indirect interest in HUYA as a result of their ownership in PharmaBio, as discussed above.

In connection with joining our company as Chief Executive Officer and pursuant to the terms of his employment agreement, on May 31, 2012 Mr. Pike purchased 38,580 shares of our common stock at a purchase price of $25.92 per share (or $999,994 in the aggregate).

Les Gillings, Dr. Gillings’ brother, previously served as a Senior Vice President in our digital patient unit. Mr. Gillings received total compensation in respect of base salary, bonus and car allowance of $356,383 and $411,190 in the years ended December 31, 2012 and 2011, respectively. In connection with dividends paid to shareholders, in June 2011, February 2012 and October 2012, we reduced the exercise prices of certain of Mr. Gillings’ then-outstanding options, each in a manner approved by our Board or Compensation and Talent Development Committee and consistent with the treatment for other option holders. Mr. Gillings also participated in other employee benefit plans and arrangements that are made generally available to other employees at his level. In connection with the termination of Mr. Gillings’ employment in December 2012, Mr. Gillings received a lump sum severance payment of $1,345,120 in January 2013.

Dustin Gross, Dr. Gillings’ son-in-law, serves as Strategic Business Development Director. Mr. Gross received total compensation in respect of base salary and bonuses of $104,484, (plus an additional annual incentive bonus for 2013 that is expected to be approved in the first quarter of 2014) $128,761 and $111,788 for the years ended December 31, 2013, 2012 and 2011, respectively. Mr. Gross also participates in other employee benefit plans and arrangements that are made generally available to other employees at his level.

Paul Casey, Dr. Gillings’ former step-son, serves as Global Head, Cardiac Safety Services. Mr. Casey received total compensation in respect of base salary, bonus and certain perquisites relating to a car allowance and relocation benefits of $379,394 (plus an additional annual incentive bonus for 2013 that is expected to be approved in the first quarter of 2014), $599,228 and $507,134 for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, Mr. Casey received grants of options to purchase 8,000, 10,000 and 5,500 shares of our common stock in the years ended December 31, 2013, 2012 and 2011, respectively. Prior to the IPO, each of these awards was originally issued with an exercise price equal to the then-current fair market value of our common stock, as determined reasonably and in good faith by the Compensation and Talent Development Committee and our Board. In connection with dividends paid to shareholders, in June 2011, February 2012 and October 2012, we reduced the exercise prices of certain of Mr. Casey’s then-outstanding options, each in a manner approved by our Board or Compensation and Talent Development Committee and consistent with the treatment for other option holders. Mr. Casey also participates in other employee benefit plans and arrangements that are made generally available to other employees at his level.

Director Independence

The parties to the Shareholders Agreement control a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards, and we have elected to rely on this exemption from compliance with certain NYSE corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock:

•	we have a board that is composed of a majority of “independent directors,” as defined under the rules of such exchange;

•	we have a compensation committee that is composed entirely of independent directors; and

•	we have a nominating and corporate governance committee that is composed entirely of independent directors.

As a result, we do not have a majority of independent directors on our Board. In addition, our Compensation and Talent Development Committee and our Governance, Quality and Nominating Committee do not consist entirely of independent directors and are not subject to annual performance evaluations.

The Board has affirmatively determined that each of Messrs. Greenberg, Schaeffer and Evanisko meets the definition of “independent director” for purposes of the NYSE rules. As such, we believe that our Audit Committee is comprised entirely of independent directors. In addition, we plan to transition each of our Compensation and Talent Development Committee and our Governance, Quality and Nominating Committee to be comprised of a majority of independent directors. The current members of our Compensation and Talent Development Committee are Messrs. Evanisko (Chair), Connaughton, Coslet, Greenberg and Relyea, and the current members of our Governance, Quality and Nominating Committee are Messrs. Schaeffer (Chair), Evanisko, Gordon, Relyea and Drs. Cohen and Mireille Gillings.

Item 14. Principal Accountant Fees and Services

Pre-Approval Policy and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

Independent Registered Public Accounting Firm’s Fees

We paid the following fees to PricewaterhouseCoopers LLP for 2013 and 2012 (in thousands):

	2013	2012
Audit	$4,990	$4,437
Audit-related	—	—
Tax-related	45	134
All other fees	122	5

Total fees	$5,157	$4,576

Audit Fees consisted of fees for the audit of our consolidated annual financial statements, the review of interim financial statements in our quarterly reports on Form 10-Q and the performance of audits in accordance with statutory requirements. In 2013, Audit Fees also included fees associated with other SEC filings related to registration statements and our equity issuances.

Audit-Related Fees generally consist of fees for financial and tax due diligence assistance related to mergers and acquisitions activity, employee benefit plan audits, advice regarding the application of generally accepted accounting principles to proposed transactions, special reports pursuant to agreed-upon procedures, contractually required audits and compliance assessments. We did not incur any audit-related fees in 2013 or 2012.

Tax-related fees consisted of tax compliance, related planning and assistance with tax refund claims, and tax consulting and advisory services for our foreign subsidiaries.

All Other Fees consisted of accounting research software and other services. The Audit Committee has adopted procedures requiring Committee review and approval in advance of all particular engagements for services provided by our Independent Auditors. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee subsequently is informed of each particular service approved by delegation. All of the engagements and fees for 2013 and 2012 were approved by the Audit Committee. The Audit Committee reviews with PricewaterhouseCoopers LLP whether the non-audit services to be provided are compatible with maintaining the auditors’ independence. Our Board has also adopted the policy that in any year fees paid to the Independent Auditor for non-audit services shall not exceed the fees paid for audit and audit-related services. Non-audit services consist of those described above as included in the Tax-related and All Other Fees categories.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents were previously filed on the Form 10-K on February 13, 2014:

(1)	Financial Statements

The consolidated financial statements of Quintiles Transnational Holdings Inc. and its subsidiaries were included in the Form 10-K:

Page
Report of Independent Registered Public Accountants	60
Consolidated Statements of Income	61
Consolidated Statements of Comprehensive Income	62
Consolidated Balance Sheets	63
Consolidated Statements of Cash Flows	64
Consolidated Statements of Shareholders’ Deficit	65
Notes to Consolidated Financial Statements	66

(2) Financial Statement Schedules

The financial statement schedules were included in the Form 10-K:

Schedule I—Condensed Financial Information
Schedule II—Valuation and Qualifying Accounts

(3)	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or furnished as a part of this report and are incorporated herein by reference.

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

/s/ Kevin K. Gordon
Kevin K. Gordon
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date: February 21, 2014

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Share Exchange, dated December 3, 2009, between Quintiles Transnational Holdings Inc. and Quintiles Transnational Corp.		S-1	333-186708	2.1	February 15, 2013

3.1	Second Amended and Restated Articles of Incorporation of Quintiles Transnational Holdings Inc.		S-1/A	333-186708	3.1	May 6, 2013

3.2	Second Amended and Restated Bylaws of Quintiles Transnational Holdings Inc.		10-Q	001-35907	3.2	May14, 2013

4.1	Specimen Common Stock Certificate of Quintiles Transnational Holdings Inc.		S-1/A	333-186708	4.1	April 26, 2013

4.2	Second Amended and Restated Registration Rights Agreement, dated May 14, 2013, among Quintiles Transnational Holdings Inc. and the shareholders identified therein.		8-K	001-35907	4.1	May 15, 2013

10.1	Credit Agreement, dated June 8, 2011, among Quintiles Transnational Corp., as the Borrower, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.		S-1	333-186708	10.1	February 15, 2013

10.2	Amendment No. 1, dated October 22, 2012, to Credit Agreement, dated June 8, 2011, among Quintiles Transnational Corp., as the Borrower, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.		S-1	333-186708	10.2	February 15, 2013

10.3	Amendment No. 2, dated December 20, 2012, to Credit Agreement, dated June 8, 2011, among Quintiles Transnational Corp., as the Borrower, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.		S-1	333-186708	10.3	February 15, 2013

10.4	Amendment No. 3, dated December 20, 2013, to Credit Agreement, dated June 8, 2011, among Quintiles Transnational Corp., as the Borrower, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.		8-K	001-35907	10.1	December 20, 2013

10.5	Credit Agreement, dated February 28, 2012, among Quintiles Transnational Holdings Inc., as the Borrower, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.		S-1	333-186708	10.4	February 15, 2013

10.6	Shareholders Agreement, dated January 22, 2008, among Quintiles Transnational Corp. and the shareholders identified therein.	S-1	333-186708	10.5	February 15, 2013

10.7	Supplement, effective August 9, 2012, to Shareholders Agreement, dated January 22, 2008, among Quintiles Transnational Corp. and the shareholders identified therein.	S-1	333-186708	10.6	February 15, 2013

10.8	Amendment No. 1, dated May 8, 2013, to Shareholders Agreement, dated January 22, 2008, among Quintiles Transnational Corp. and the shareholders identified therein.	10-Q	001-35907	10.1	May 14, 2013

10.9	Management Agreement, dated January 22, 2008, among Quintiles Transnational Corp., Bain Capital Partners, LLC, GF Management Company, LLC, TPG Capital, L.P., Cassia Fund Management Pte Ltd., 3i Corporation and Aisling Capital, LLC.	S-1	333-186708	10.8	February 15, 2013

10.10	Amendment No. 1, dated May 8, 2013, to Management Agreement, dated January 22, 2008, among Quintiles Transnational Corp., Bain Capital Partners, LLC, GF Management Company, LLC, TPG Capital, L.P., Cassia Fund Management Pte Ltd., 3i Corporation and Aisling Capital, LLC.	10-Q	001-35907	10.2	May 14, 2013

10.11	Management Rights Letter from Quintiles Transnational Corp. to Aisling Capital II, L.P.	S-1	333-186708	10.9	February 15, 2013

10.12	Amendment, dated May 8, 2013, to Management Rights Letter from Quintiles Transnational Corp. to Aisling Capital II, L.P.	10-Q	001-35907	10.3	August 1, 2013

10.13	Management Rights Agreement between Quintiles Transnational Corp. and TPG Biotechnology Partners II, L.P.	S-1	333-186708	10.10	February 15, 2013

10.14	Management Rights Agreement between Quintiles Transnational Corp. and 3i Growth Healthcare Fund 2008 L.P.	S-1	333-186708	10.11	February 15, 2013

10.15	Amendment No. 1, dated May 8, 2013, to Management Rights Agreement between Quintiles Transnational Corp. and 3i Growth Healthcare Fund 2008 L.P.	10-Q	001-35907	10.4	August 1, 2013

10.16	Assignment and Assumption Agreement, dated December 10, 2009, between Quintiles Transnational Corp. and Quintiles Transnational Holdings Inc.	S-1	333-186708	10.12	February 15, 2013

10.17†	Form of Director Indemnification Agreement.	S-1/A	333-186708	10.13	April 19, 2013

10.18†	Quintiles Transnational Holdings Inc. Annual Management Incentive Plan.	S-1/A	333-186708	10.57	April 19, 2013

10.19†	Quintiles Transnational Holdings Inc. 2003 Stock Incentive Plan.	S-1	333-186708	10.14	February 15, 2013

10.20†	Form of Stock Option Award Agreement under the Quintiles Transnational Holdings Inc. 2003 Stock Incentive Plan.	S-1	333-186708	10.15	February 15, 2013

10.21†	Form of Restricted Stock Purchase Agreement under the Quintiles Transnational Holdings Inc. 2003 Stock Incentive Plan.	S-1	333-186708	10.16	February 15, 2013

10.22†	Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.	S-1	333-186708	10.17	February 15, 2013

10.23†	Form of Stock Option Award Agreement for Senior Executives under the Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.	S-1	333-186708	10.18	February 15, 2013

10.24†	Form of Stock Option Award Agreement for Non-Employee Directors under the Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.	S-1	333-186708	10.19	February 15, 2013

10.25†	Quintiles Transnational Corp. Elective Deferred Compensation Plan, as amended and restated.	S-1	333-186708	10.20	February 15, 2013

10.26†	Quintiles Transnational Corp. Elective Deferred Compensation Plan (Amended and Restated for Deferrals On and After January 1, 2005).	S-1	333-186708	10.21	February 15, 2013

10.27†	Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	S-1/A	333-186708	10.22	April 19, 2013

10.28†	Form of Award Agreement Awarding Nonqualified Stock Options to Employees under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	S-1/A	333-186708	10.23	April 19, 2013

10.29†	Form of Award Agreement Awarding Nonqualified Stock Options to Non-Employee Directors under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	S-1/A	333-186708	10.24	April 19, 2013

10.30†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	S-1/A	333-186708	10.56	April 19, 2013

10.31†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	8-K	001-35907	10.1	November 26, 2013

10.32†	Quintiles Transnational Holdings Inc. Employee Stock Purchase Plan.	S-8	333-193212	10.1	January 6, 2014

10.33†	Executive Employment Agreement, dated September 25, 2003, among Dennis B. Gillings, Pharma Services Holding, Inc. and Quintiles Transnational Corp.	S-1	333-186708	10.26	February 15, 2013

10.34†	Assignment and Assumption Agreement, dated March 31, 2006, among Pharma Services Holding, Inc., Quintiles Transnational Corp., and Dennis B. Gillings.	S-1	333-186708	10.27	February 15, 2013

10.35†	Amendment, dated February 1, 2008, to Executive Employment Agreement, dated September 25, 2003, between Dennis B. Gillings and Quintiles Transnational Corp.	S-1	333-186708	10.28	February 15, 2013

10.36†	Agreement and Amendment, effective December 12, 2008, to Executive Employment Agreement, dated September 25, 2003, between Dennis B. Gillings and Quintiles Transnational Corp.	S-1	333-186708	10.29	February 15, 2013

10.37†	Third Amendment, dated December 31, 2008, to Executive Employment Agreement, dated September 25, 2003, between Dennis B. Gillings and Quintiles Transnational Corp.	S-1	333-186708	10.30	February 15, 2013

10.38†	Fourth Amendment, dated December 14, 2009, to Executive Employment Agreement, dated September 25, 2003, between Dennis B. Gillings and Quintiles Transnational Corp.	S-1	333-186708	10.31	February 15, 2013

10.39†	Fifth Amendment, dated April 18, 2013, to Executive Employment Agreement, dated September 25, 2003, between Dennis B. Gillings and Quintiles Transnational Corp.	S-1/A	333-186708	10.32	April 19, 2013

10.40	Rollover Agreement, dated August 28, 2003, among Pharma Services Holding, Inc., Dennis B. Gillings, Joan H. Gillings, Susan Ashley Gillings, the Gillings Family Foundation, the Gillings Limited Partnership and the GFEF Limited Partnership.	S-1	333-186708	10.33	February 15, 2013

10.41	Amendment No. 1, dated September 23, 2003, to Rollover Agreement, dated August 28, 2003, among Pharma Services Holding, Inc., Dennis B. Gillings, Joan H. Gillings, Susan Ashley Gillings, the Gillings Family Foundation, the Gillings Limited Partnership and the GFEF Limited Partnership.	S-1	333-186708	10.34	February 15, 2013

10.42†	Stock Option Award Agreement, dated June 30, 2008, between Quintiles Transnational Corp. and Dennis B. Gillings.	S-1	333-186708	10.35	February 15, 2013

10.43†	Executive Employment Agreement, effective April 30, 2012, between Thomas H. Pike and Quintiles Transnational Corp.	S-1	333-186708	10.36	February 15, 2013

10.44†	Subscription Agreement, effective May 31, 2012, between Thomas H. Pike and Quintiles Transnational Holdings Inc.	S-1	333-186708	10.37	February 15, 2013

10.45†	Stock Option Award Agreement, dated May 10, 2012, between Quintiles Transnational Holdings Inc. and Thomas H. Pike.	S-1	333-186708	10.38	February 15, 2013

10.46†	Stock Option Award Agreement, dated May 31, 2012, between Quintiles Transnational Holdings Inc. and Thomas H. Pike.	S-1	333-186708	10.39	February 15, 2013

10.47†	Executive Employment Agreement, effective July 30, 2010, between Kevin K. Gordon and Quintiles Transnational Corp.	S-1	333-186708	10.40	February 15, 2013

10.48†	First Amendment to Employment Agreement, dated November 22, 2010, to Executive Employment Agreement, effective July 30, 2010, between Kevin K. Gordon and Quintiles Transnational Corp.	S-1	333-186708	10.41	February 15, 2013

10.49†	Executive Employment Agreement, dated June 14, 2004, between John D. Ratliff and Quintiles Transnational Corp.	S-1	333-186708	10.42	February 15, 2013

10.50†	Amendment, dated December 30, 2008, and Supplement, dated April 18, 2013, to Executive Employment Agreement, dated June 14, 2004, between John D. Ratliff and Quintiles Transnational Corp.	S-1/A	333-186708	10.43	April 19, 2013

10.51†	Letter Agreement, dated September 19, 2006, and effective October 20, 2006, between Quintiles Transnational Corp. and John D. Ratliff re promotion.	S-1	333-186708	10.44	February 15, 2013

10.52†	Letter, dated August 22, 2005, to John D. Ratliff from Quintiles Transnational Corp. re. Purchase of Pharma Shares.	S-1	333-186708	10.45	February 15, 2013

10.53†	Letter, dated February 22, 2005, to John D. Ratliff from Quintiles Transnational Corp. re. Purchase of Pharma Shares.		S-1	333-186708	10.46	February 15, 2013

10.54†	Letter, dated December 6, 2004, to John D. Ratliff from Quintiles Transnational Corp. re. Purchase of Pharma Shares.		S-1	333-186708	10.47	February 15, 2013

10.55†	Executive Employment Agreement, dated June 1, 2003, between Michael I. Mortimer and Quintiles Transnational Corp.		S-1	333-186708	10.48	February 15, 2013

10.56†	Amendment, dated January 9, 2004, to Executive Employment Agreement, dated June 1, 2003, between Michael I. Mortimer and Quintiles Transnational Corp.		S-1	333-186708	10.49	February 15, 2013

10.57†	Second Amendment, dated December 30, 2008, to Executive Employment Agreement, dated June 1, 2003, between Michael I. Mortimer and Quintiles Transnational Corp.		S-1	333-186708	10.50	February 15, 2013

10.58†	Letter, dated February 22, 2005, to Michael I. Mortimer from Pharma Services Holding, Inc. re. Purchase of Pharma Shares.		S-1	333-186708	10.51	February 15, 2013

10.59†	Letter, dated February 5, 2004, to Michael I. Mortimer from Pharma Services Holding, Inc. re. Opportunity to Purchase Shares.		S-1	333-186708	10.52	February 15, 2013

10.60†	Amended Executive Employment Agreement, dated July 26, 2005, between Derek Winstanly and Quintiles Transnational Corp.		S-1	333-186708	10.53	February 15, 2013

10.61†	First Amendment, dated December 30, 2008, to Amended Executive Employment Agreement, dated July 26, 2005, between Derek Winstanly and Quintiles Transnational Corp.		S-1	333-186708	10.54	February 15, 2013

10.62†	Letter, dated October 30, 2003, to Derek Winstanly from Pharma Services Holding, Inc. re. Opportunity to Purchase Shares.		S-1	333-186708	10.55	February 15, 2013

10.63†	Description of Independent Director Compensation.		S-1/A	333-186708	10.59	April 26, 2013

10.64†	General Release and Severance Agreement, dated January 29, 2014, between John D. Ratliff and Quintiles Transnational Corp.	X

21.1#	List of Subsidiaries of Quintiles Transnational Holdings Inc.

23.1#	Consent of PricewaterhouseCoopers LLP.

31.1#	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1#	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*#	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

†	Indicates management contract or compensatory plan or arrangement.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

#	Indicates that the exhibit was previously filed on Quintiles’ Annual Report on Form 10-K on February 13, 2014.