Form 10-Q
period 2014-03-31
Quintiles Transnational Holdings Inc.
filed 2014-05-01
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	130,142,016 shares outstanding as of April 24, 2014

QUINTILES TRANSNATIONAL HOLDINGS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Service revenues	$1,005,288	$927,435
Reimbursed expenses	302,558	301,406

Total revenues	1,307,846	1,228,841
Costs, expenses and other:
Costs of revenue, service costs	643,722	611,109
Costs of revenue, reimbursed expenses	302,558	301,406
Selling, general and administrative	219,242	199,302
Restructuring costs	1,008	1,859

Income from operations	141,316	115,165

Interest income	(1,255)	(452)
Interest expense	24,703	36,042
Other income, net	(4,844)	(2,382)

Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	122,712	81,957
Income tax expense	37,389	32,118

Income before equity in earnings (losses) of unconsolidated affiliates	85,323	49,839
Equity in earnings (losses) of unconsolidated affiliates	4,891	(1,683)

Net income	90,214	48,156
Net (income) loss attributable to noncontrolling interests	(31)	153

Net income attributable to Quintiles Transnational Holdings Inc.	$90,183	$48,309

Earnings per share attributable to common shareholders:
Basic	$0.69	$0.42
Diluted	$0.68	$0.41

Weighted average common shares outstanding:
Basic	129,898	115,769
Diluted	133,040	118,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income	$90,214	$48,156

Unrealized gains on marketable securities, net of income taxes of $1,208 and $26	1,930	42

Unrealized gains (losses) on derivative instruments, net of income taxes of ($125) and ($1,197)	322	(3,196)

Foreign currency translation, net of income taxes of $0 and ($4,635)	303	(15,638)
Reclassification adjustments:

Gains on marketable securities included in net income, net of income taxes of ($1,927)	(3,077)	—

Losses on derivative instruments included in net income, net of income taxes of $794 and $1,368	375	2,546

Amortization of prior service costs and losses included in net income, net of income taxes of $72 and $101	120	166

Comprehensive income	90,187	32,076
Comprehensive (income) loss attributable to noncontrolling interests	(21)	151

Comprehensive income attributable to Quintiles Transnational Holdings Inc.	$90,166	$32,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)	(Note 1)
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$741,381	$778,143
Restricted cash	3,373	2,712
Trade accounts receivable and unbilled services, net	948,453	924,205
Prepaid expenses	52,893	42,801
Deferred income taxes	92,856	92,115
Income taxes receivable	16,444	16,171
Other current assets and receivables	92,420	89,541

Total current assets	1,947,820	1,945,688

Property and equipment, net	195,852	199,578
Investments in debt, equity and other securities	37,628	40,349
Investments in and advances to unconsolidated affiliates	29,072	22,927
Goodwill	409,519	409,626
Other identifiable intangibles, net	289,094	298,054
Deferred income taxes	33,430	32,864
Deposits and other assets	119,477	117,711

Total assets	$3,061,892	$3,066,797

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$768,868	$861,805
Unearned income	511,441	538,585
Income taxes payable	46,697	35,778
Current portion of long-term debt and obligations held under capital leases	15,572	10,433
Other current liabilities	33,898	35,646

Total current liabilities	1,376,476	1,482,247

Long-term debt and obligations held under capital leases, less current portion	2,031,247	2,035,586
Deferred income taxes	35,565	37,541
Other liabilities	178,129	178,908

Total liabilities	3,621,417	3,734,282

Commitments and contingencies
Shareholders’ deficit:
Common stock and additional paid-in capital, 300,000 shares authorized, $0.01 par value, 130,049 and 129,652 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	495,917	478,144
Accumulated deficit	(1,054,998)	(1,145,181)
Accumulated other comprehensive loss	(393)	(376)

Deficit attributable to Quintiles Transnational Holdings Inc.’s shareholders	(559,474)	(667,413)
Deficit attributable to noncontrolling interests	(51)	(72)

Total shareholders’ deficit	(559,525)	(667,485)

Total liabilities and shareholders’ deficit	$3,061,892	$3,066,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating activities:
Net income	$90,214	$48,156

Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	29,088	24,640
Amortization of debt issuance costs and discount	1,595	2,875
Share-based compensation	7,221	4,473
Gain on disposals of property and equipment, net	(181)	(296)
(Earnings) loss from unconsolidated affiliates	(4,891)	1,683
Gain on investments, net	(5,268)	(12)
(Benefit from) provision for deferred income taxes	(1,587)	11,164
Excess income tax benefits on stock option exercises	(5,840)	(196)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(51,018)	(39,654)
Change in other operating assets and liabilities	(87,770)	(74,291)

Net cash used in operating activities	(28,437)	(21,458)

Investing activities:
Acquisition of property, equipment and software	(17,706)	(31,459)
Acquisition of business, net of cash acquired	(667)	—
Proceeds from disposition of property and equipment	418	659
Proceeds from sale of equity securities	5,861	60
Investments in and advances to unconsolidated affiliates, net of payments received	(1,224)	(4,377)
Change in restricted cash, net	(661)	(1,077)

Net cash used in investing activities	(13,979)	(36,194)

Financing activities:
Repayment of debt and principal payments on capital lease obligations	(334)	(34,304)
Exercise of stock options	5,916	149
Payroll taxes remitted on repurchase of stock options	(8,415)	—
Excess income tax benefits on stock option exercises	5,840	196

Net cash provided by (used in) financing activities	3,007	(33,959)

Effect of foreign currency exchange rate changes on cash	2,647	(21,824)

Decrease in cash and cash equivalents	(36,762)	(113,435)
Cash and cash equivalents at beginning of period	778,143	567,728

Cash and cash equivalents at end of period	$741,381	$454,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Quintiles Transnational Holdings Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements of the Company but does not include all the disclosures required by GAAP.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These changes had no effect on previously reported total revenues, net income, comprehensive income, shareholders’ deficit or cash flows.

2. Employee Stock Compensation

The Company granted the following share-based awards:

	Three Months Ended March 31,
	2014	2013
Stock options	1,024,500	75,000
Stock appreciation rights	176,800	—

The Company had the following share-based awards outstanding:

	March 31, 2014	December 31, 2013
Stock options	10,578,160	10,100,160
Stock appreciation rights	430,450	258,025
Restricted stock units	57,167	57,167

The Company used the following assumptions when estimating the value of the share-based compensation for stock options and stock appreciation rights issued as follows:

	Three Months Ended March 31,
	2014	2013
Expected volatility	32 – 43%	34 – 47%
Weighted average expected volatility	38%	42%
Expected dividends	0.0%	5.45%
Expected term (in years)	3.7 – 6.7	3.4 – 6.4
Risk-free interest rate	0.99 – 2.21%	0.48 – 1.19%

In November 2013, the Company’s Board of Directors (the “Board”) approved an Employee Stock Purchase Plan (“ESPP”) which, subject to shareholder approval at the 2014 annual meeting, allows eligible employees to authorize payroll deductions of up to 10% of their base salary to be applied toward the purchase of full shares of the Company’s common stock on the last day of the offering period. Offering periods under the ESPP are six months in duration and will begin on each March 1 and September 1. The first offering period for the ESPP began March 1, 2014. Under the ESPP, shares will be purchased on the last day of each offering period at a discount of 15% of the closing price of the common stock on such date as reported on the New York Stock Exchange. As of March 31, 2014, there have been aggregate payroll contributions of approximately $407,000 related to the ESPP.

The Company recognized share-based compensation expense of $7.2 million and $4.5 million during the three months ended March 31, 2014 and 2013, respectively.

3. Concentration of Credit Risk

No customer accounted for 10% or more of consolidated service revenues for the three months ended March 31, 2014 or 2013.

4. Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Trade:
Billed	$435,068	$408,959
Unbilled services	515,131	516,942

	950,199	925,901
Allowance for doubtful accounts	(1,746)	(1,696)

	$948,453	$924,205

5. Goodwill

The following is a summary of goodwill by segment for the three months ended March 31, 2014 (in thousands):

	Product Development	Integrated Healthcare Services	Consolidated
Balance as of December 31, 2013	$351,144	$58,482	$409,626
Impact of foreign currency fluctuations and other	(652)	545	(107)

Balance as of March 31, 2014	$350,492	$59,027	$409,519

6. Derivatives

As of March 31, 2014, the Company held the following derivative positions: (i) freestanding warrants to purchase shares of common stock of third parties, (ii) forward exchange contracts to protect against foreign exchange movements for certain forecasted foreign currency cash flows related to service contracts and (iii) interest rate swaps to hedge the exposure to variability in interest payments on variable interest rate debt. The Company does not use derivative financial instruments for speculative or trading purposes.

As of March 31, 2014, the Company had freestanding warrants to purchase shares of third parties’ common stock. No quoted price is available for the warrants. Accordingly, the Company uses various valuation techniques to value the warrants, including the present value of estimated expected future cash flows, option-pricing models and fundamental analysis. Factors affecting the valuation include the current price of the underlying common stock, the exercise price of the warrants, the expected time to exercise the warrants, the estimated price volatility of the underlying common stock over the life of the warrants and the restrictions on the transferability of or ability to exercise the warrants. The Company did not sell any warrants during the three months ended March 31, 2014 or 2013.

As of March 31, 2014, the Company had 14 open foreign exchange forward contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2014 with notional amounts totaling $70.6 million. As these contracts were executed to hedge the risk of the potential volatility in the cash flows resulting from fluctuations in currency exchange rates during the last nine months of 2014, these transactions are accounted for as cash flow hedges. As such, the effective portion of the gain or loss on the contracts is recorded as unrealized gains (losses) on derivatives included in the accumulated other comprehensive loss component of shareholders’ deficit. These hedges are highly effective. Upon expiration of the hedge instruments in 2014, the Company will reclassify the unrealized holding gains and losses on the derivative instruments included in accumulated other comprehensive loss into earnings.

On June 9, 2011, the Company entered into six interest rate swaps effective September 28, 2012 and expiring between September 30, 2013 and March 31, 2016 in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. The critical terms of the interest rate swaps were substantially the same as those of the Company’s senior secured credit facilities, including quarterly interest settlements. These interest rate swaps are being accounted for as cash flow hedges as these transactions were executed to hedge the Company’s interest payments, and these hedges are deemed to be highly effective. As such, changes in the fair value of these derivative instruments are recorded as unrealized gains (losses) on derivatives included in the accumulated other comprehensive loss component of shareholders’ deficit. The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparty, which, when they occur, are reflected as interest expense on the condensed consolidated statements of income. These payments, together with the variable rate of interest incurred on the underlying debt, result in a fixed rate of interest of 2.55% plus the applicable margin on the affected borrowings ($945.0 million or 45.9% of the Company’s variable rate debt at March 31, 2014). The Company expects that $12.4 million of unrealized losses will be reclassified out of accumulated other comprehensive loss and will form the interest rate swap component of the 2.55% fixed rate of interest incurred over the next 12 months as the underlying net payments are settled.

The fair values of the Company’s derivative instruments designated as hedging instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table (in thousands):

	Balance Sheet Classification	March 31, 2014	December 31, 2013
Foreign exchange forward contracts	Other current assets	$3,141	$3,950

Interest rate swaps	Other current liabilities	$22,630	$24,805

The fair values of the Company’s derivative instruments not designated as hedging instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table (in thousands):

	Balance Sheet Classification	March 31, 2014	December 31, 2013
Warrants	Deposits and other assets	$ 474	$ 211

The effect of the Company’s cash flow hedging instruments on other comprehensive income (loss) is summarized in the following table (in thousands):

	Three Months Ended March 31,
	2014	2013
Foreign exchange forward contracts	$(809)	$(2,391)
Interest rate swaps	2,175	1,912

Total	$1,366	$(479)

Gains from derivative instruments not designated as hedges impacting the Company’s condensed consolidated statements of income are summarized below (in thousands):

		Three Months Ended March 31,
	Income Statement Classification	2014	2013
Warrants	Other income, net	$263	$11

7. Fair Value Measurements

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of March 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Marketable equity securities	$4,946	$—	$—	$4,946
Foreign exchange forward contracts	—	3,141	—	3,141
Warrants	—	—	474	474

Total	$4,946	$3,141	$474	$8,561

Liabilities:
Interest rate swaps	$—	$22,630	$—	$22,630
Contingent consideration	—	—	12,932	12,932

Total	$—	$22,630	$12,932	$35,562

Below is a summary of the valuation techniques used in determining fair value:

Marketable equity securities — The Company values marketable equity securities utilizing quoted market prices.

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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31 (in thousands):

	Warrants – Deposits and Other Assets		Contingent Consideration – Accounts Payable and Accrued Expenses and Other Liabilities
	2014	2013	2014	2013
Balance as of January 1	$211	$29	$13,014	$3,521
Purchases and issuances	—	—	—	—
Revaluations included in earnings	263	11	(82)	(181)

Balance as of March 31	$474	$40	$12,932	$3,340

The revaluations for the warrants and the contingent consideration are recognized in other income, net on the accompanying condensed consolidated statements of income.

Non-recurring Fair Value Measurements

Certain assets are carried on the accompanying condensed consolidated balance sheets at cost and are not remeasured to fair value on a recurring basis. These assets include cost and equity method investments and loans that are written down to fair value for declines which are deemed to be other-than-temporary, definite-lived intangible assets which are tested for impairment annually and when a triggering event occurs, and goodwill and identifiable indefinite-lived intangible assets which are tested for impairment annually and when a triggering event occurs.

As of March 31, 2014, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $760.4 million were identified as Level 3. These assets are comprised of cost and equity method investments of $61.8 million, goodwill of $409.5 million and other identifiable intangibles, net of $289.1 million.

The Company has unfunded cash commitments totaling approximately $33.0 million related to its cost and equity method investments as of March 31, 2014.

Other

The estimated fair value of the Company’s long-term debt, which is primarily based on rates in which the debt is traded among banks, was approximately $2.1 billion at both March 31, 2014 and December 31, 2013.

8. Noncontrolling Interests

Below is a summary of noncontrolling interests for the three months ended March 31 (in thousands):

	2014	2013
Balance as of January 1	$(72)	$479
Comprehensive income (loss):
Net income (loss)	31	(153)
Foreign currency adjustments, net of income tax	(10)	2

Balance as of March 31	$(51)	$328

9. Restructuring

In February 2014, the Board approved a restructuring plan of up to $13.0 million to better align resources with the Company’s strategic direction. These actions are expected to occur throughout 2014 and are expected to result in severance for approximately 400 positions, primarily in the Product Development segment. Since February 2014, the Company has recognized approximately $1.5 million of restructuring costs related to this plan, all of which were for activities in the Product Development segment. All of the restructuring costs are related to severance costs. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management.

The following amounts were recorded for the February 2014 restructuring plan and the restructuring plans initiated in prior years (in thousands):

	Severance and Related Costs	Exit Costs	Total
Balance at December 31, 2013	$5,276	$198	$5,474
Expense, net of reversals	1,008	—	1,008
Payments	(2,658)	(42)	(2,700)
Foreign currency translation	(14)	—	(14)

Balance at March 31, 2014	$3,612	$156	$3,768

The Company expects the majority of the remaining restructuring accruals to be paid in 2014.

10. Employee Benefit Plans

Defined Benefit Plans

The following table summarizes the components of pension expense related to the Company’s defined benefit plans (in thousands):

	Three Months Ended March 31,
	2014	2013
Service cost	$3,287	$3,153
Interest cost	987	938
Expected return on plan assets	(928)	(692)
Amortization of prior service costs	20	89
Amortization of actuarial losses	172	178

	$3,538	$3,666

Other

As of March 31, 2014 and December 31, 2013, the Company has a severance accrual included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets of $10.9 million and $14.1 million, respectively. The Company recognizes obligations associated with severance related to contractual termination benefits at fair value on the date that it is probable that the affected employees will be entitled to the benefit and the amount can reasonably be estimated. The severance accrual is related to cost reduction programs that will result in severance for approximately 270 positions, which are expected to lower operating costs and improve profitability by reducing excess capacity. These actions are expected to occur and be paid during 2014 and 2015. During the first quarter of 2014, the Company has recognized approximately $2.2 million of net reversals related to these cost reduction programs, primarily as a result of affected individuals transferring into other positions within the Company. Of the $2.2 million decrease from net reversals recognized for these cost reduction programs, approximately ($2.2) million, $131,000 and ($55,000) were related to activities in the Product Development segment, Integrated Healthcare Services segment and corporate activities, respectively.

The following amounts were recorded for the severance associated with cost reduction programs (in thousands):

Balance at December 31, 2013	$14,056
Expense, net of reversals	(2,160)
Payments	(966)
Foreign currency translation	(1)

Balance at March 31, 2014	$10,929

11. Income Taxes

The Company’s effective income tax rate was 30.5% and 39.2% for the first quarter of 2014 and 2013 respectively. The effective income tax rate for the first quarter of 2014 was positively impacted by the Company’s change in the assertion regarding the undistributed earnings of most of its foreign subsidiaries that are considered to be indefinitely reinvested outside of the United States. Prior to June 2013, the Company had not considered the majority of the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. Accordingly, the first quarter of 2013 was negatively impacted by income taxes imposed on most of the earnings of the foreign subsidiaries, as a deferred income tax liability was recorded for the anticipated income tax costs of repatriating those earnings in the future. The Company reevaluated this assertion following its initial public offering (“IPO”) in May 2013 as a portion of the IPO proceeds were used to pay down debt held in the United States as well as the fact the Company does not anticipate paying dividends in the foreseeable future, which had been significant in the past. With this reduction of debt and related interest expense and the change in approach relating to payment of dividends, the Company expects to be able to support the cash needs of its domestic subsidiaries without repatriating cash from the affected foreign subsidiaries. The Company expects to utilize the cash generated outside of the United States to fund growth outside of the United States.

12. Comprehensive Income

Below is a summary of the components of accumulated other comprehensive (loss) income for the three months ended March 31, 2014 and 2013 (in thousands):

	Foreign Currency Translation	Marketable Securities	Derivative Instruments	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2013	$(5,829)	$5,708	$(20,855)	$(5,044)	$25,644	$(376)
Other comprehensive (loss) income before reclassifications	313	3,138	197	—	(1,083)	2,565
Reclassification adjustments	—	(5,004)	1,169	192	1,061	(2,582)

Balance at March 31, 2014	$(5,516)	$3,842	$(19,489)	$(4,852)	$25,622	$(393)

	Foreign Currency Translation	Marketable Securities	Derivative Instruments	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$19,312	$467	$(33,542)	$(8,235)	$29,693	$7,695
Other comprehensive income (loss) before reclassifications	(20,275)	68	(4,393)	—	5,806	(18,794)
Reclassification adjustments	—	—	3,914	267	(1,469)	2,712

Balance at March 31, 2013	$(963)	$535	$(34,021)	$(7,968)	$34,030	$(8,387)

Below is a summary of the reclassification adjustments from accumulated other comprehensive (loss) income into net income for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Marketable securities:
Marketable securities – gain included in other income, net	$(5,004)	$—

Total before income taxes	(5,004)	—
Income taxes	(1,927)	—

Total net of income taxes	$(3,077)	$—

Derivative instruments:
Interest rate swaps – increase to interest expense	$3,080	$3,006
Foreign exchange forward contracts – (increase) reduction to service revenues	(1,911)	908

Total before income taxes	1,169	3,914
Income taxes	794	1,368

Total net of income taxes	$375	$2,546

Defined benefit plans:
Amortization of prior service costs	$20	$89
Amortization of actuarial losses	172	178

Total before income taxes	192	267
Income taxes	72	101

Total net of income taxes	$120	$166

Amortization of prior service costs and actuarial losses are included in the computation of pension expense for the Company’s defined benefit plans. See Note 10 for additional information.

13. Segments

The following table presents the Company’s operations by reportable segment. The Company is managed through two reportable segments, Product Development and Integrated Healthcare Services. Product Development, which primarily serves biopharmaceutical customers engaged in research and development, provides clinical research and clinical trial services. Integrated Healthcare Services provides commercialization services to biopharmaceutical customers and research, analytics, real-world and late phase research, and other services to both biopharmaceutical customers and the broader healthcare market.

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

	Three Months Ended March 31,
	2014	2013
Service revenues
Product Development	$770,828	$706,307
Integrated Healthcare Services	234,460	221,128

Total service revenues	1,005,288	927,435

Costs of revenue, service costs
Product Development	450,483	429,007
Integrated Healthcare Services	193,239	182,102

Total costs of revenue, service costs	643,722	611,109

Selling, general and administrative
Product Development	159,685	144,625
Integrated Healthcare Services	32,276	32,781
General corporate and unallocated	27,281	21,896

Total selling, general and administrative	219,242	199,302

Income from operations
Product Development	160,660	132,675
Integrated Healthcare Services	8,945	6,245
General corporate and unallocated	(27,281)	(21,896)
Restructuring costs	(1,008)	(1,859)

Total income from operations	$141,316	$115,165

	Three Months Ended March 31,
	2014	2013
Depreciation and amortization expense
Product Development	$22,970	$18,447
Integrated Healthcare Services	4,891	5,353
General corporate and unallocated	1,227	840

Total depreciation and amortization expense	$29,088	$24,640

14. Earnings Per Share

The following table shows the weighted average number of outstanding share-based awards not included in the computation of diluted earnings per share as the effect of including such share-based awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2014	2013
Weighted average shares subject to anti-dilutive share-based awards	766	1,631

Share-based awards will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, that most of our contracts may be terminated on short notice, and we may be unable to maintain large customer contracts or to enter into new contracts; our financial results may be adversely affected if we underprice our contracts, overrun our cost estimates or fail to receive approval for or experience delays in documenting change orders; the historical indications of the relationship of our backlog to revenues may not be indicative of their future relationship; we may be unable to maintain our information systems or effectively update them; customer or therapeutic concentration could harm our business; our business is subject to risks associated with international operations, including economic, political and other risks, such as compliance with a myriad of laws and regulations, complications from conducting clinical trials in multiple countries simultaneously and changes in exchange rates; the market for our services may not grow as we expect; government regulators or our customers may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; we may be unable to successfully develop and market new services or enter new markets; our failure to perform services in accordance with contractual requirements, regulatory standards and ethical considerations may subject us to significant costs or liability, which could also damage our reputation and cause us to lose existing business or not receive new business; our services are related to treatment of human patients, and we could face liability if a patient is harmed; we may be unable to successfully identify, acquire and integrate businesses, services and technologies; and we have substantial indebtedness and may incur additional indebtedness in the future, which could adversely affect our financial condition. For a further discussion of the risks relating to our business, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Overview

We are the world’s largest provider of biopharmaceutical development services and commercial outsourcing services. We are positioned at the intersection of business services and healthcare and generated $1.0 billion of service revenues in the first quarter of 2014, conduct business in approximately 100 countries and have approximately 29,000 employees. We use the breadth and depth of our service offerings, our global footprint and our therapeutic, scientific and analytics expertise to help our biopharmaceutical customers, as well as other healthcare customers, to be more successful in an increasingly complex healthcare environment. Our business is currently organized in two reportable segments, Product Development and Integrated Healthcare Services.

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

Integrated Healthcare Services

Integrated Healthcare Services provides the healthcare industry with both broad geographic presence and commercial capabilities. Our customized commercialization services are designed to accelerate the commercial success of biopharmaceutical and other health-related products. Integrated Healthcare Services provides a broad array of services including commercial services, such as providing contract pharmaceutical sales forces in key geographic markets, as well as a growing number of healthcare business services for the broader healthcare sector. Service offerings include commercial services (sales representatives, strategy, marketing communications and other areas related to commercialization), real-world and late phase research (drug therapy analysis, real-world research and evidence-based medicine, including research studies to prove a drug’s value) and other healthcare services (comparative and cost-effectiveness research capabilities, clinical management analytics, decision support services, medication adherence and health outcome optimization services, and web-based systems for measuring quality improvement).

Reimbursed Expenses

Reimbursed expenses may fluctuate from period-to-period due, in part, to where we are in the lifecycle of the many contracts that are in progress at a particular point in time. For instance, these pass-through costs tend to be higher during the early phases of clinical trials as a result of patient recruitment efforts. As reimbursed expenses are pass-through costs to our customers with little to no profit to us, we believe that the fluctuations in reimbursed expenses from period to period are not meaningful to our underlying performance, we do not provide analysis of the fluctuations in these items or their impact on our financial results.

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

Results of Operations

Backlog and Net New Business

We began 2014 with backlog (as defined under “Net New Business Reporting and Backlog” below) of $9,855 million, which was 13% higher than at the beginning of 2013. Backlog at March 31, 2014 was $10,066 million.

Net new business grew 2% in the first quarter of 2014 to $1,274 million from $1,245 million in first quarter of 2013, driven by growth in Integrated Healthcare Services, partially offset by a decline in Product Development. Integrated Healthcare Services’ net new business increased 58% to $269 million in the first quarter of 2014 as compared to $170 million for the same period in 2013, related to growth in commercial services in North America as well as an increase in new business from real-world and late phase research services. Product Development’s net new business decreased 6% to $1,005 million in the first quarter of 2014 as compared to $1,075 million for the same period in 2013, which was as a result of lower net new business from core clinical services, partially offset by net new business from a business combination completed in the third quarter of 2013. We experienced higher growth in net new business for functional resourcing business in core clinical services in the 2014 quarter.

Service Revenues

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Service revenues	$1,005,288	$927,435	$77,853	8.4%

For the three months ended March 31, 2014, our service revenues increased $77.9 million, or 8.4%, as compared to the same period in 2013. This increase is comprised of constant currency service revenue growth of approximately $78.4 million, or 8.4%, partially offset by a negative impact of approximately $466,000 from the effects of foreign currency fluctuations. The constant currency service revenue growth, which includes the impact from a business combination completed in the third quarter of 2013, is comprised of a $60.8 million increase in Product Development and a $17.6 million increase in Integrated Healthcare Services.

Costs of Revenue, Service Costs

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Costs of revenue, service costs	$643,722	$611,109
% of service revenues	64.0%	65.9%

When compared to the same period in 2013, service costs in the first quarter of 2014 increased $32.6 million. The increase included a constant currency increase in expenses of approximately $41.4 million, or 6.8%, partially offset by a positive impact of approximately $8.8 million from the effects of foreign currency fluctuations. The constant currency service costs growth was due to incremental costs resulting from the business combination completed in the third quarter of 2013 and increases in compensation and related expenses due to (1) annual merit increases, (2) an increase in billable headcount needed to support our higher volume of revenue, and (3) a reduction of an accrual for statutory profit sharing of approximately $5.4 million in 2013 as a result of guidance handed down by an administrative court in France. These increases in compensation and related expenses were partially offset by efficiencies gained from restructuring activities taken in prior years.

Selling, General and Administrative

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Selling, general and administrative	$219,242	$199,302
% of service revenues	21.8%	21.5%

The $19.9 million increase in selling, general and administrative expenses in the first quarter of 2014 was caused by a constant currency increase of $21.8 million, or 11.0%, partially offset by a decrease of $1.9 million from a positive foreign currency impact. The constant currency increase was primarily due to (1) incremental costs from the business combination completed in the third quarter of 2013, (2) an increase in share-based compensation, (3) increases in compensation and related expenses resulting primarily from annual merit increases and an increase in headcount, and (4) an increase in marketing and information technology, or IT, costs.

Restructuring Costs

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Restructuring costs	$1,008	$1,859

In February 2014, our Board of Directors, or our Board, approved a restructuring plan of up to $13.0 million to better align our resources with our strategic direction. We recognized $1.0 million of restructuring charges, net of reversals for changes in estimates, in the first quarter of 2014, which was primarily related to the February 2014 restructuring plan. These actions are expected to occur throughout 2014 and are expected to result in severance for approximately 400 positions, primarily in the Product Development segment. We believe that this plan will result in annual cost savings of approximately $20.0 to $25.0 million.

Interest Income and Interest Expense

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Interest income	$(1,255)	$(452)
Interest expense	$24,703	$36,042

Interest income includes interest received from bank balances and investments.

Interest expense for the first quarter of 2014 was lower than the same period in 2013 primarily due to a decrease in the average debt outstanding as a result of (1) the repayment of the $300.0 million term loan, which Quintiles Transnational Holdings Inc. obtained in February 2012 and paid in full in May 2013, (2) the pay down of $50.0 million of outstanding indebtedness under our senior secured credit facilities in May 2013, and (3) the mandatory prepayment of $33.8 million of outstanding indebtedness under our senior secured credit facilities in the first quarter of 2013. In addition, the average rate of interest on the term loan under our senior secured credit facility in the first quarter of 2014 was 75 basis points lower than it was in the first quarter of 2013 due to the reduction in the interest rate pursuant to the terms and conditions in the credit agreement as well as from the refinancing transaction we completed in the fourth quarter of 2013.

Other Income, Net

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Other income, net	$(4,844)	$(2,382)

Included in other income, net for the first quarter of 2014 were approximately $529,000 of foreign currency net losses as compared to $1.8 million of foreign currency net gains during the same period in 2013. In addition, the first quarter of 2014 included a gain from the sale of marketable equity securities of approximately $5.0 million.

Income Tax Expense

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Income tax expense	$37,389	$32,118
Effective income tax rate	30.5%	39.2%

The effective income tax rate for the first quarter of 2014 was positively impacted by our change in the assertion regarding the undistributed earnings of most of our foreign subsidiaries that are considered to be indefinitely reinvested outside of the United States. Prior to June 2013, we had not considered the majority of the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. Accordingly, the first quarter of 2013 was negatively impacted by income taxes imposed on most of the earnings of the foreign subsidiaries, as a deferred income tax liability was recorded each quarter for the anticipated income tax costs of repatriating those earnings in the future. We reevaluated this assertion following our initial public offering, or IPO, in May 2013 as a portion of the IPO proceeds were used to pay down debt held in the United States as well as the fact we do not anticipate paying dividends in the foreseeable future, which had been significant in the past. With this reduction of debt and related interest expense and the change in approach relating to payment of dividends, we expect to be able to support the cash needs of our domestic subsidiaries without repatriating cash from the affected foreign subsidiaries. We expect to utilize the cash generated outside of the United States to fund growth outside of the United States.

Equity in Earnings (Losses) of Unconsolidated Affiliates

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Equity in earnings (losses) of unconsolidated affiliates	$4,891	$(1,683)

Equity in earnings (losses) of unconsolidated affiliates reflected earnings of $4.9 million during the first quarter of 2014 as compared to a loss of $1.7 million for the same period last year. The increase was primarily due to gains in our NovaQuest Pharma Opportunities Fund investment.

Segments

Service revenues and income from operations by segment are as follows (dollars in millions):

Three Months Ended March 31, 2014 and 2013
	Service Revenues		Income from Operations		Operating Profit Margin
	2014	2013	2014	2013	2014	2013
Product Development	$770.8	$706.3	$160.6	$132.7	20.8%	18.8%
Integrated Healthcare Services	234.5	221.1	9.0	6.2	3.8	2.8

Total segment	1,005.3	927.4	169.6	138.9	16.9%	15.0%
General corporate and unallocated expenses			(27.3)	(21.8)
Restructuring costs			(1.0)	(1.9)

Consolidated	$1,005.3	$927.4	$141.3	$115.2

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of share-based compensation and expenses for corporate office functions such as senior leadership, finance, human resources, IT, facilities and legal.

Product Development

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(dollars in millions)
Service revenues	$770.8	$706.3	$64.5	9.1%
Costs of revenue, service costs	450.5	429.0	21.5	5.0
as a percentage of service revenues	58.4%	60.7%
Selling, general and administrative	159.7	144.6	15.1	10.4
as a percentage of service revenues	20.8%	20.5%

Segment income from operations	$160.6	$132.7	$27.9	21.1%

as a percentage of service revenues	20.8%	18.8%

Service Revenues

Product Development’s service revenues were $770.8 million in the first quarter of 2014, an increase of $64.5 million, or 9.1%, over the same period in 2013. This increase was comprised of constant currency service revenue growth of $60.8 million, or 8.6%, and approximately $3.7 million due to the effect of foreign currency fluctuations. The constant currency service revenue growth was primarily a result of a volume-related increase of $29.5 million in clinical solutions and services and $32.7 million from a business acquired in the third quarter of 2013, which were partially offset by a decrease of $1.4 million from consulting services.

Our clinical solutions and services growth for the first quarter of 2014 was primarily related to core clinical in North America, an increase in global laboratories services as well as growth in clinical trial support services. This growth was due largely to execution on the higher backlog in place as we entered the quarter as a result of a consistent history of year-over-year growth in net new business. This growth was tempered by a decrease in service revenues from a large clinical solutions project which wound down in 2013.

Costs of Revenue, Service Costs

Product Development’s service costs increased approximately $21.5 million in the first quarter of 2014 over the same period in 2013. This increase was comprised of a $27.1 million constant currency increase, or 6.3%, partially offset by a reduction of $5.6 million from the positive effect of foreign currency fluctuations. The constant currency service costs growth was due to incremental costs resulting from the business combination completed in the third quarter of 2013 and increases in compensation and related expenses due to (1) annual merit increases, (2) an increase in billable headcount needed to support our higher volume of revenue, and (3) a reduction of an accrual for statutory profit sharing of approximately $5.4 million in 2013 as a result of guidance handed down by an administrative court in France. These increases in compensation and related expenses were partially offset by efficiencies gained from restructuring activities taken in prior years. As a percent of service revenues, Product Development’s service costs were 58.4% and 60.7% in the first quarter of 2014 and 2013, respectively. The decrease in service costs as a percentage of service revenues was primarily a result of a closer alignment of resources with project requirements.

Selling, General and Administrative

As a percent of service revenues, Product Development’s selling, general and administrative expenses were 20.8% and 20.5% in the first quarter of 2014 and 2013, respectively. Product Development’s selling, general and administrative expenses increased approximately $15.1 million in the first quarter of 2014 as compared to the same period in 2013. This increase was primarily caused by the impact from the business combination completed in the third quarter of 2013, increases in compensation and related expenses resulting from annual merit increases and an increase in headcount, and a growth related increase in IT costs. These increases were partially offset by a positive foreign currency impact of approximately $1.7 million.

Integrated Healthcare Services

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(dollars in millions)
Service revenues	$234.5	$221.1	$13.4	6.0%
Costs of revenue, service costs	193.2	182.1	11.1	6.1
as a percentage of service revenues	82.4%	82.4%
Selling, general and administrative	32.3	32.8	(0.5)	(1.5)
as a percentage of service revenues	13.8%	14.8%

Segment income from operations	$9.0	$6.2	$2.8	43.2%

as a percentage of service revenues	3.8%	2.8%

Service Revenues

Integrated Healthcare Services’ service revenues were $234.5 million in the first quarter of 2014, an increase of $13.4 million, or 6.0%, over the same period in 2013. This increase is comprised of constant currency service revenue growth of $17.6 million, or 7.9%, partially offset by a negative impact of approximately $4.2 million due to the effect of foreign currency fluctuations. The increase in constant currency service revenues was driven by an increase in commercial services in Japan and North America as well as growth in real-world and late phase research services.

Costs of Revenue, Service Costs

Integrated Healthcare Services’ service costs increased approximately $11.1 million in the first quarter of 2014. This increase was comprised of a $14.3 million constant currency increase, or 7.9%, partially offset by a reduction of $3.2 million from the positive effect of foreign currency fluctuations. The constant currency increase was primarily due to increases in compensation and related expenses resulting from an increase in billable headcount needed to support the higher volume of revenue as well as annual merit increases in compensation.

Selling, General and Administrative

Integrated Healthcare Services’ selling, general and administrative expenses in the first quarter of 2014 were slightly lower as compared to the same period in 2013 due to lower compensation and related expenses primarily as a result of lower headcount.

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

We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which those funds can be accessed on a cost effective basis. The repatriation of cash balances from certain of our subsidiaries could have adverse income tax consequences. During the second quarter of 2013, we changed our assertion regarding the earnings of most of our foreign subsidiaries and now consider them indefinitely reinvested outside of the United States. Making this assertion limits our ability to repatriate cash from our foreign subsidiaries for the foreseeable future. In making this assertion, we determined that the cash flows expected to be generated in the United States should be sufficient to fund our operating requirements and debt service obligations in the United States and that we intend to use the cash generated by the affected foreign subsidiaries to fund growth outside of the United States. A future distribution or change in this assertion could result in additional tax liability.

We had a cash balance of $741.4 million at March 31, 2014 ($289.9 million of which was in the United States), a decrease from $778.1 million at December 31, 2013.

On October 30, 2013, our Board approved an equity repurchase program authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. We used $65.5 million in the fourth quarter of 2013 to purchase $59.1 million of stock options and $6.4 million of common stock. We have used and intend to continue to use cash on hand to fund the equity repurchase program. The equity repurchase program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it could be modified, suspended or discontinued at any time. Repurchases of vested in-the-money employee stock options were made through transactions between us and our employees (other than our executive officers, who were not eligible to participate in the program), and this aspect of the equity repurchase program expired in November 2013. The equity repurchase program for common stock does not have an end date. Additional information regarding our equity repurchase program is presented in Part II, Item 2 “Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” of this Quarterly Report on Form 10-Q.

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

Long-Term Debt

As of March 31, 2014, we had $2.05 billion of total indebtedness. Additionally, our senior secured credit agreement provides for a $300 million revolving credit facility. There were no amounts drawn on this revolving credit facility in the first quarter of 2014. Our long-term debt arrangements contain usual and customary restrictive covenants, and as of March 31, 2014, we believe we were in compliance with these covenants.

See “Management’s Discussion and Analysis – Liquidity and Capital Resources” and Note 10 to our audited consolidated financial statements, each included in our Annual Report on Form 10-K for fiscal year ended December 31, 2013, for additional details regarding our credit arrangements.

Three months ended March 31, 2014 and 2013

Cash Flow from Operating Activities

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(28,437)	$(21,458)

Cash used in operating activities increased by $7.0 million during the first three months of 2014 as compared to the same period in 2013. This increase in cash used in operations was primarily as a result of higher cash used in days sales outstanding, or DSO ($11.4 million), higher payments for income taxes ($12.3 million), and higher cash used for incentive compensation. This higher cash used reflects a five-day increase in DSO in the first three months of 2014 compared to a three-day increase in the first three months of 2013. The net impact on cash from the increase in DSO resulted from a trend we continue to experience toward longer payment terms on our contracts. DSO can shift significantly at each reporting period depending on the timing of cash receipts under contractual payment terms relative to the recognition of revenue over a project lifecycle. These higher uses in cash from operations were partially offset by the increase in net income and lower payments for interest ($9.0 million) in the first three months of 2014 as compared to the same period in 2013.

Cash Flow from Investing Activities

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash used in investing activities	$(13,979)	$(36,194)

Cash used in investing activities decreased by $22.2 million during the first three months of 2014 as compared to the same period in 2013. This decline in the use of cash in the first three months of 2014 was primarily related to lower cash used for the acquisition of property, equipment and software and an increase in proceeds from the sale of third-party securities.

Cash Flow from Financing Activities

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by (used in) financing activities	$3,007	$(33,959)

Net cash provided by financing activities increased by $37.0 million to $3.0 million during the first three months of 2014, as compared to cash used of $34.0 million during the same period in 2013. The cash provided by financing activities in the first three months of 2014 was primarily related to the exercise of stock options and the excess income tax benefits on stock option exercises, partially offset by the remittance of payroll tax withheld on stock options repurchased in the fourth quarter of 2013. The cash used in financing activities in the first three months of 2013 was primarily a result of a mandatory prepayment of $33.8 million on our senior secured credit facilities as a result of excess cash flow (as defined in the credit agreement).

Net New Business Reporting and Backlog

Net new business is the value of services awarded during the period from projects under signed contracts, letters of intent and, in some cases, pre-contract commitments, which are supported by written communications and adjusted for contracts that were modified or canceled during the period. Net new business under sole provider arrangements is recorded over the life of the arrangement as projects are awarded. Under sole provider arrangements, we are considered the exclusive provider for the contracted service or services.

Consistent with our methodology for calculating net new business during a particular period, backlog represents, at a particular point in time, future service revenues from work not yet completed or performed under signed contracts, letters of intent and, in some cases, pre-contract commitments that are supported by written communications. Once work begins on a project, service revenues are recognized over the duration of the project. Included within backlog at March 31, 2014 is approximately $6,607 million of backlog that we do not expect to generate revenue in the next 12 months.

Backlog was as follows:

	March 31, 2014	December 31, 2013
	(in millions)
Backlog	$10,066	$9,855

Net new business was as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net new business	$1,274	$1,245

Contractual Obligations and Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2013.

Application of Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for fiscal year ended December 31, 2013.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal year ended December 31, 2013. There have been no significant changes from the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

The following table summarizes the equity repurchase program activity for the three months ended March 31, 2014 and the approximate dollar value of shares that may yet be purchased pursuant to our equity repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share data)
January 1, 2014 – January 31, 2014	0	$00.00	0	$59,500
February 1, 2014 – February 28, 2014	0	$00.00	0	$59,500
March 1, 2014 – March 31, 2014	0	$00.00	0	$59,500

	0		0

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

Item 6. Exhibits

The exhibits in the accompanying Exhibit Index following the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Durham, State of North Carolina, on May 1, 2014.

QUINTILES TRANSNATIONAL HOLDINGS INC.

/s/ Kevin K. Gordon
Kevin K. Gordon Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.1†	General Release and Severance Agreement, dated January 29, 2014, between John D. Ratliff and Quintiles Transnational Corp.		10-K/A	001-35907	10.64	February 21, 2014

10.2	Form of Award Agreement Awarding Incentive Stock Options to Employees under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	X

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	X

†	Indicates management contract or compensatory plan or arrangement.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.