Form 10-Q
period 2014-06-30
Quintiles Transnational Holdings Inc.
filed 2014-07-31
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	127,276,903 shares outstanding as of July 24, 2014

QUINTILES TRANSNATIONAL HOLDINGS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Service revenues	$1,035,476	$944,238	$2,040,764	$1,871,673
Reimbursed expenses	305,554	351,442	608,112	652,848

Total revenues	1,341,030	1,295,680	2,648,876	2,524,521
Costs, expenses and other:
Costs of revenue, service costs	674,514	617,666	1,318,236	1,228,775
Costs of revenue, reimbursed expenses	305,554	351,442	608,112	652,848
Selling, general and administrative	219,014	228,838	438,256	428,140
Restructuring costs	948	2,837	1,956	4,696

Income from operations	141,000	94,897	282,316	210,062

Interest income	(994)	(785)	(2,249)	(1,237)
Interest expense	24,799	31,884	49,502	67,926
Loss on extinguishment of debt	—	16,543	—	16,543
Other expense (income), net	3,056	536	(1,788)	(1,846)

Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	114,139	46,719	236,851	128,676
Income tax expense	32,400	8,830	69,789	40,948

Income before equity in earnings (losses) of unconsolidated affiliates	81,739	37,889	167,062	87,728
Equity in earnings (losses) of unconsolidated affiliates	3,371	464	8,262	(1,219)

Net income	85,110	38,353	175,324	86,509
Net loss (income) attributable to noncontrolling interests	10	164	(21)	317

Net income attributable to Quintiles Transnational Holdings Inc.	$85,120	$38,517	$175,303	$86,826

Earnings per share attributable to common shareholders:
Basic	$0.66	$0.31	$1.35	$0.73
Diluted	$0.64	$0.30	$1.32	$0.71

Weighted average common shares outstanding:
Basic	128,979	122,709	129,439	119,239
Diluted	132,042	126,578	132,541	122,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$85,110	$38,353	$175,324	$86,509

Unrealized (losses) gains on marketable securities, net of income taxes of ($1,498), $0, ($290) and $26	(2,393)	—	(463)	42

Unrealized gains (losses) on derivative instruments, net of income taxes of $17, $223, ($108) and ($974)	928	496	1,250	(2,700)

Foreign currency translation, net of income taxes of $0, $4,305, $0 and ($330)	3,861	(12,716)	4,164	(28,354)
Reclassification adjustments:

Gains on marketable securities included in net income, net of income taxes of ($1,927)	—	—	(3,077)	—

Losses on derivative instruments included in net income, net of income taxes of $736, $1,320, $1,530 and $2,688	121	2,272	496	4,818

Amortization of prior service costs and losses included in net income, net of income taxes of $72, $94, $144 and $195	121	155	241	321

Comprehensive income	87,748	28,560	177,935	60,636
Comprehensive loss (income) attributable to noncontrolling interests	9	158	(12)	309

Comprehensive income attributable to Quintiles Transnational Holdings Inc.	$87,757	$28,718	$177,923	$60,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)	(Note 1)
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$636,468	$778,143
Restricted cash	3,296	2,712
Trade accounts receivable and unbilled services, net	964,346	924,205
Prepaid expenses	56,837	42,801
Deferred income taxes	92,842	92,115
Income taxes receivable	16,885	16,171
Other current assets and receivables	94,033	89,541

Total current assets	1,864,707	1,945,688

Property and equipment, net	196,382	199,578
Investments in debt, equity and other securities	33,741	40,349
Investments in and advances to unconsolidated affiliates	33,682	22,927
Goodwill	410,333	409,626
Other identifiable intangibles, net	282,499	298,054
Deferred income taxes	33,687	32,864
Deposits and other assets	123,606	117,711

Total assets	$2,978,637	$3,066,797

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$751,649	$861,805
Unearned income	516,076	538,585
Income taxes payable	32,812	35,778
Current portion of long-term debt and obligations held under capital leases	20,715	10,433
Other current liabilities	31,808	35,646

Total current liabilities	1,353,060	1,482,247

Long-term debt and obligations held under capital leases, less current portion	2,026,909	2,035,586
Deferred income taxes	33,899	37,541
Other liabilities	186,379	178,908

Total liabilities	3,600,247	3,734,282

Commitments and contingencies
Shareholders’ deficit:
Common stock and additional paid-in capital, 300,000 shares authorized, $0.01 par value, 127,117 and 129,652 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	346,085	478,144
Accumulated deficit	(969,878)	(1,145,181)
Accumulated other comprehensive income (loss)	2,244	(376)

Deficit attributable to Quintiles Transnational Holdings Inc.’s shareholders	(621,549)	(667,413)
Deficit attributable to noncontrolling interests	(61)	(72)

Total shareholders’ deficit	(621,610)	(667,485)

Total liabilities and shareholders’ deficit	$2,978,637	$3,066,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Operating activities:
Net income	$175,324	$86,509

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	58,933	49,626
Amortization of debt issuance costs and discount	3,191	15,258
Share-based compensation	15,601	11,091
Gain on disposals of property and equipment, net	(258)	(558)
(Earnings) loss from unconsolidated affiliates	(8,239)	1,326
Gain on investments, net	(5,114)	(5)
Benefit from deferred income taxes	(1,173)	(12,041)
Excess income tax benefits on stock option exercises	(8,613)	(409)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(61,568)	(127,238)
Change in other operating assets and liabilities	(129,387)	(22,174)

Net cash provided by operating activities	38,697	1,385

Investing activities:
Acquisition of property, equipment and software	(35,832)	(60,277)
Acquisition of business, net of cash acquired	(667)	—
Proceeds from disposition of property and equipment	537	1,032
Proceeds from sale of equity securities	5,861	60
Investments in and advances to unconsolidated affiliates, net of payments received	(2,336)	(4,668)
Other	(571)	453

Net cash used in investing activities	(33,008)	(63,400)

Financing activities:
Repayment of debt and principal payments on capital lease obligations	(466)	(384,825)
Issuance of common stock, net of costs	—	489,941
Exercise of stock options	11,313	253
Repurchase of common stock	(165,131)	—
Payroll taxes remitted on repurchase of stock options	(8,415)	—
Excess income tax benefits on stock option exercises	8,613	409

Net cash (used in) provided by financing activities	(154,086)	105,778

Effect of foreign currency exchange rate changes on cash	6,722	(25,769)

(Decrease) increase in cash and cash equivalents	(141,675)	17,994
Cash and cash equivalents at beginning of period	778,143	567,728

Cash and cash equivalents at end of period	$636,468	$585,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

Unaudited Interim Financial Information

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These changes had no effect on previously reported total revenues, net income, comprehensive income or shareholders’ deficit.

Recently Issued Accounting Standards

In May 2014, the United States Financial Accounting Standards Board and the International Accounting Standards Board issued a converged standard on the recognition of revenue from contracts with customers. The objective of the new standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will require expanded disclosures on revenue recognition and changes in assets and liabilities that result from contracts with customers. The Company will adopt the new standard on January 1, 2017, as required. Early adoption is not permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

2. Employee Stock Compensation

The Company granted the following share-based awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	335,100	2,025,500	1,359,600	2,100,500
Stock appreciation rights	—	152,600	176,800	152,600
Restricted stock units	36,500	—	36,500	—

The Company had the following share-based awards outstanding:

	June 30, 2014	December 31, 2013
Stock options	10,416,975	10,100,160
Stock appreciation rights	421,563	258,025
Restricted stock units	93,667	57,167

The Company used the following assumptions when estimating the value of the share-based compensation for stock options and stock appreciation rights issued as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected volatility	31 – 43%	18 – 44%	31 – 43%	18 – 47%
Weighted average expected volatility	37%	40%	37%	40%
Expected dividends	0.0%	0.0%	0.0%	0.0 – 5.45%
Expected term (in years)	3.7 – 6.7	0.25 – 6.4	3.7 – 6.7	0.25 – 6.4
Risk-free interest rate	1.15 – 2.13%	0.04 – 1.8%	0.99 – 2.21%	0.04 – 1.8%

In November 2013, the Company’s Board of Directors (the “Board”) approved an Employee Stock Purchase Plan (“ESPP”) which was approved by the Company’s shareholders in May 2014. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary to be applied toward the purchase of full shares of the Company’s common stock on the last day of the offering period. Offering periods under the ESPP are six months in duration and begin on each March 1 and September 1. The first offering period for the ESPP began March 1, 2014. Under the ESPP, shares will be purchased on the last day of each offering period at a discount of 15% of the closing price of the common stock on such date as reported on the New York Stock Exchange. As of June 30, 2014, there have been aggregate payroll contributions of approximately $1.6 million related to the ESPP.

The Company recognized share-based compensation expense of $8.4 million and $6.6 million during the three months ended June 30, 2014 and 2013, respectively, and $15.6 million and $11.1 million during the six months ended June 30, 2014 and 2013, respectively.

3. Concentration of Credit Risk

No customer accounted for 10% or more of consolidated service revenues for the three and six months ended June 30, 2014 or 2013.

4. Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Trade:
Billed	$440,711	$408,959
Unbilled services	525,682	516,942

	966,393	925,901
Allowance for doubtful accounts	(2,047)	(1,696)

	$964,346	$924,205

5. Goodwill

The following is a summary of goodwill by segment for the six months ended June 30, 2014 (in thousands):

	Product Development	Integrated Healthcare Services	Consolidated
Balance as of December 31, 2013	$351,144	$58,482	$409,626
Impact of foreign currency fluctuations and other	(314)	1,021	707

Balance as of June 30, 2014	$350,830	$59,503	$410,333

6. Derivatives

As of June 30, 2014, the Company held the following derivative positions: (i) freestanding warrants to purchase shares of common stock of third parties, (ii) forward exchange contracts to protect against foreign exchange movements for certain forecasted foreign currency cash flows related to service contracts and (iii) interest rate swaps to hedge the exposure to variability in interest payments on variable interest rate debt. The Company does not use derivative financial instruments for speculative or trading purposes.

As of June 30, 2014, the Company had freestanding warrants to purchase shares of third parties’ common stock. No quoted price is available for the warrants. Accordingly, the Company uses various valuation techniques to value the warrants, including the present value of estimated expected future cash flows, option-pricing models and fundamental analysis. Factors affecting the valuation include the current price of the underlying common stock, the exercise price of the warrants, the expected time to exercise the warrants, the estimated price volatility of the underlying common stock over the life of the warrants and the restrictions on the transferability of or ability to exercise the warrants. The Company did not sell any warrants during the three and six months ended June 30, 2014 or 2013.

As of June 30, 2014, the Company had 18 open foreign exchange forward contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2014 and the first three months of 2015 with notional amounts totaling $83.1 million. As these contracts were executed to hedge the risk of the potential volatility in the cash flows resulting from fluctuations in currency exchange rates during the remainder of 2014 and the first three months of 2015, these transactions are accounted for as cash flow hedges. As such, the effective portion of the gain or loss on the contracts is recorded as unrealized gains (losses) on derivatives included in the accumulated other comprehensive income (loss) (“AOCI”) component of shareholders’ deficit. These hedges are highly effective. Upon expiration of the hedge instruments in 2014 and the first three months of 2015, the Company will reclassify the unrealized holding gains and losses on the derivative instruments included in AOCI into earnings.

On June 9, 2011, the Company entered into six interest rate swaps effective September 28, 2012 and expiring between September 30, 2013 and March 31, 2016 in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. The critical terms of the interest rate swaps were substantially the same as those of the Company’s senior secured credit facilities, including quarterly interest settlements. These interest rate swaps are being accounted for as cash flow hedges as these transactions were executed to hedge the Company’s interest payments, and these hedges are highly effective. As such, changes in the fair value of these derivative instruments are recorded as unrealized gains (losses) on derivatives included in the AOCI component of shareholders’ deficit. The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparty, which, when they occur, are reflected as interest expense on the condensed consolidated statements of income. These payments, together with the variable rate of interest incurred on the underlying debt, result in a fixed rate of interest of 2.55% plus the applicable margin on the affected borrowings ($945.0 million or 45.9% of the Company’s variable rate debt at June 30, 2014). The Company expects that $12.3 million of unrealized losses will be reclassified out of AOCI and will form the interest rate swap component of the 2.55% fixed rate of interest to be incurred over the next 12 months as the underlying net payments are settled.

The fair values of the Company’s derivative instruments designated as hedging instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table (in thousands):

	Balance Sheet Classification	June 30, 2014	December 31, 2013
Foreign exchange forward contracts	Other current assets	$2,806	$3,950

Interest rate swaps	Other current liabilities	$20,493	$24,805

The fair values of the Company’s derivative instruments not designated as hedging instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table (in thousands):

	Balance Sheet Classification	June 30, 2014	December 31, 2013
Warrants	Deposits and other assets	$ 395	$ 211

The effect of the Company’s cash flow hedging instruments on other comprehensive income (loss) is summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Foreign exchange forward contracts	$(335)	$766	$(1,144)	$(1,625)
Interest rate swaps	2,137	3,545	4,312	5,457

Total	$1,802	$4,311	$3,168	$3,832

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of June 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Marketable equity securities	$1,055	$—	$—	$1,055
Foreign exchange forward contracts	—	2,806	—	2,806
Warrants	—	—	395	395

Total	$1,055	$2,806	$395	$4,256

Liabilities:
Interest rate swaps	$—	$20,493	$—	$20,493
Contingent consideration	—	—	13,200	13,200

Total	$—	$20,493	$13,200	$33,693

Below is a summary of the valuation techniques used in determining fair value:

Marketable equity securities — The Company values marketable equity securities utilizing quoted market prices.

Foreign exchange forward contracts — The Company values foreign exchange forward contracts using quoted market prices for identical instruments in less active markets or using other observable inputs.

Warrants — The Company values warrants utilizing the Black-Scholes-Merton model.

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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the six months ended June 30 (in thousands):

	Warrants – Deposits and Other Assets		Contingent Consideration – Accounts Payable and Accrued Expenses and Other Liabilities
	2014	2013	2014	2013
Balance as of January 1	$211	$29	$13,014	$3,521
Revaluations included in earnings	184	5	186	(113)

Balance as of June 30	$395	$34	$13,200	$3,408

The revaluations for the warrants and the contingent consideration are recognized in other expense (income), net on the accompanying condensed consolidated statements of income.

Non-recurring Fair Value Measurements

Certain assets are carried on the accompanying condensed consolidated balance sheets at cost and are not remeasured to fair value on a recurring basis. These assets include cost and equity method investments and loans that are written down to fair value for declines which are deemed to be other-than-temporary, and goodwill and identifiable intangible assets which are tested for impairment annually and when a triggering event occurs.

As of June 30, 2014, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $759.2 million were identified as Level 3. These assets are comprised of cost and equity method investments of $66.4 million, goodwill of $410.3 million and other identifiable intangibles, net of $282.5 million.

The Company has unfunded cash commitments totaling approximately $31.9 million related to its cost and equity method investments as of June 30, 2014.

Other

The estimated fair value of the Company’s long-term debt, which is primarily based on rates in which the debt is traded among banks, was approximately $2.1 billion at both June 30, 2014 and December 31, 2013.

8. Shareholders’ Deficit

Equity Repurchase Program

On October 30, 2013, the Board approved an equity repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $125.0 million of either the Company’s common stock or vested in-the-money employee stock options, or a combination thereof. The Company repurchased 300 shares of its common stock for $47.51 per share for an aggregate purchase price of approximately $14,000 during the six months ended June 30, 2014 under the Repurchase Program. As of June 30, 2014, the Company has remaining authorization under the Repurchase Program to repurchase up to $59.5 million of its common shares. The Repurchase Program for vested in-the-money employee stock options expired in November 2013. The Repurchase Program for common stock does not have an end date.

Private Share Repurchase

On May 28, 2014, the Company completed the repurchase of 3,287,209 shares of its common stock for $50.23 per share from TPG Quintiles Holdco, L.P., one of its existing shareholders, in a private transaction for an aggregate purchase price of approximately $165.1 million. The repurchase price per share of common stock was equal to 98% of the closing market price of the Company’s common stock on the New York Stock Exchange on May 27, 2014 (which was $51.26). The repurchase of shares from its existing shareholder was approved in compliance with the Company’s related party transactions approval policy. The Company funded this private repurchase transaction with cash on hand. This private repurchase transaction was separate from and in addition to the Repurchase Program.

9. Restructuring

In February 2014, the Board approved a restructuring plan of up to $13.0 million to better align resources with the Company’s strategic direction. These actions are expected to occur throughout 2014 and are expected to result in severance for approximately 400 positions, primarily in the Product Development segment. Since February 2014, the Company has recognized approximately $2.8 million of restructuring costs related to this plan, all of which were for activities in the Product Development segment. All of the restructuring costs are related to severance costs. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management.

The following amounts were recorded for the February 2014 restructuring plan and the restructuring plans initiated in prior years (in thousands):

	Severance and Related Costs	Exit Costs	Total
Balance at December 31, 2013	$5,276	$198	$5,474
Expense, net of reversals	1,956	—	1,956
Payments	(4,327)	(77)	(4,404)
Foreign currency translation	(31)	—	(31)

Balance at June 30, 2014	$2,874	$121	$2,995

The Company expects the majority of the restructuring accruals at June 30, 2014 will be paid in 2014.

10. Employee Benefit Plans

Defined Benefit Plans

The following table summarizes the components of pension expense related to the Company’s defined benefit plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$3,391	$2,981	$6,678	$6,134
Interest cost	1,003	920	1,990	1,858
Expected return on plan assets	(942)	(686)	(1,870)	(1,378)
Amortization of prior service costs	20	83	40	172
Amortization of actuarial losses	173	166	345	344

	$3,645	$3,464	$7,183	$7,130

Other

As of June 30, 2014 and December 31, 2013, the Company has a severance accrual included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets of $9.0 million and $14.1 million, respectively. The Company recognizes obligations associated with severance related to contractual termination benefits at fair value on the date that it is probable that the affected employees will be entitled to the benefit and the amount can reasonably be estimated. The severance accrual is related to cost reduction programs that will result in severance for approximately 270 positions, which are expected to lower operating costs and improve profitability by reducing excess capacity. These actions are expected to occur and be paid during 2014 and 2015. During the first six months of 2014, the Company has recognized approximately $2.5 million of net reversals related to these cost reduction programs, primarily as a result of affected individuals transferring into other positions within the Company. Of the $2.5 million decrease from net reversals recognized for these cost reduction programs, approximately ($2.6) million, $149,000 and ($80,000) were related to activities in the Product Development segment, Integrated Healthcare Services segment and corporate activities, respectively.

The following amounts were recorded for the severance associated with cost reduction programs (in thousands):

Balance at December 31, 2013	$14,056
Expense, net of reversals	(2,536)
Payments	(2,560)
Foreign currency translation	6

Balance at June 30, 2014	$8,966

11. Income Taxes

The Company’s effective income tax rate was 28.4% and 18.9% for the three months ended June 30, 2014 and 2013, respectively, and 29.5% and 31.8% for the six months ended June 30, 2014 and 2013, respectively. The effective income tax rate for the three and six months ended June 30, 2013 was positively impacted by a $16.2 million discrete income tax benefit recognized as a result of the management agreement termination fee and costs associated with debt repayments. The effective income tax rate for the three and six months ended June 30, 2013 was negatively impacted by the settlement of certain intercompany notes that had previously been considered long-term investments, which resulted in $11.2 million of income tax expense.

In addition, the effective income tax rate for the three and six months ended June 30, 2013, and for subsequent periods, was positively impacted by the Company’s change in the assertion regarding the undistributed earnings of most of its foreign subsidiaries that are considered to be indefinitely reinvested outside of the United States. Prior to June 2013, the Company had not considered the majority of the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. Accordingly, periods prior to June 2013 were negatively impacted by income taxes imposed on most of the earnings of the foreign subsidiaries, as a deferred income tax liability was recorded each quarter for the anticipated income tax costs of repatriating those earnings in the future. Management reevaluated this assertion following the Company’s initial public offering (“IPO”) in May 2013, as a portion of the IPO proceeds were used to pay down debt held in the United States. With this reduction of debt and related interest expense, the Company expects to be able to support the cash needs of the domestic subsidiaries without repatriating cash from the affected foreign subsidiaries. The Company expects to utilize the cash generated outside of the United States to fund growth outside of the United States. As a result of the assertion change, the Company recorded an $8.1 million income tax benefit in the second quarter of 2013 to reverse the deferred income tax liability previously recorded on undistributed foreign earnings prior to 2013 that are now considered indefinitely reinvested outside of the United States. In addition, the estimated annual effective income tax rate for 2013 decreased due to the indefinitely reinvested assertion, which resulted in a $7.3 million one-time income tax benefit for the three months ended June 30, 2013 to adjust income taxes recorded on the first quarter of 2013 earnings to the new estimated annual effective income tax rate.

12. Comprehensive Income

Below is a summary of the components of AOCI (in thousands):

	Foreign Currency Translation	Marketable Securities	Derivative Instruments	Defined Benefit Plans	Income Taxes	AOCI
Balance at December 31, 2013	$(5,829)	$5,708	$(20,855)	$(5,044)	$25,644	$(376)
Other comprehensive income (loss) before reclassifications	4,173	(753)	1,142	—	398	4,960
Reclassification adjustments	—	(5,004)	2,026	385	253	(2,340)

Balance at June 30, 2014	$(1,656)	$(49)	$(17,687)	$(4,659)	$26,295	$2,244

Below is a summary of the (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item (in thousands):

Reclassification Adjustments	Affected Financial Statement Line Item	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Marketable securities:
Marketable securities	Other expense (income), net	$—	$—	$(5,004)	$—

Total before income taxes		—	—	(5,004)	—
Income tax expense		—	—	(1,927)	—

Total net of income taxes		$—	$—	$(3,077)	$—

Derivative instruments:
Interest rate swaps	Interest expense	$3,115	$3,179	$6,195	$6,185
Foreign exchange forward contracts	Service revenues	(2,258)	413	(4,169)	1,321

Total before income taxes		857	3,592	2,026	7,506
Income tax benefit		736	1,320	1,530	2,688

Total net of income taxes		$121	$2,272	$496	$4,818

Defined benefit plans:
Amortization of prior service costs	See Note 10	$20	$83	$40	$172
Amortization of actuarial losses	See Note 10	173	166	345	344

Total before income taxes		193	249	385	516
Income tax benefit		72	94	144	195

Total net of income taxes		$121	$155	$241	$321

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

Certain costs are not allocated to the Company’s segments and are reported as general corporate and unallocated expenses. These costs primarily consist of share-based compensation and expenses for corporate overhead functions such as finance, human resources, information technology, facilities and legal, as well as certain expenses incurred during the second quarter of 2013, including the $25.0 million fee incurred in connection with the termination of the management agreement with affiliates of certain shareholders and the $1.5 million fee paid in connection with the modification of an agreement for the business usage of an airplane owned by GF Management Company, LLC, a company owned by the Company’s Executive Chairman. The Company does not allocate restructuring or impairment charges to its segments. Information presented below is in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service revenues
Product Development	$781,187	$724,170	$1,552,015	$1,430,477
Integrated Healthcare Services	254,289	220,068	488,749	441,196

Total service revenues	1,035,476	944,238	2,040,764	1,871,673

Costs of revenue, service costs
Product Development	465,278	441,895	915,761	870,902
Integrated Healthcare Services	209,236	175,771	402,475	357,873

Total costs of revenue, service costs	674,514	617,666	1,318,236	1,228,775

Selling, general and administrative
Product Development	157,552	146,182	317,237	290,807
Integrated Healthcare Services	33,346	31,790	65,622	64,571
General corporate and unallocated	28,116	50,866	55,397	72,762

Total selling, general and administrative	219,014	228,838	438,256	428,140

Income from operations
Product Development	158,357	136,093	319,017	268,768
Integrated Healthcare Services	11,707	12,507	20,652	18,752
General corporate and unallocated	(28,116)	(50,866)	(55,397)	(72,762)
Restructuring costs	(948)	(2,837)	(1,956)	(4,696)

Total income from operations	$141,000	$94,897	$282,316	$210,062

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Depreciation and amortization expense
Product Development	$23,791	$18,601	$46,761	$37,048
Integrated Healthcare Services	4,854	5,267	9,745	10,620
General corporate and unallocated	1,200	1,118	2,427	1,958

Total depreciation and amortization expense	$29,845	$24,986	$58,933	$49,626

14. Earnings Per Share

The following table shows the weighted average number of outstanding share-based awards not included in the computation of diluted earnings per share as the effect of including such share-based awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average shares subject to anti-dilutive share-based awards	1,598	1,217	1,182	1,424

Share-based awards will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds.

15. Subsequent Event

On July 1, 2014, the Company completed the acquisition of Encore Health Resources, LLC (“Encore”) effected through a merger for approximately $93.6 million in cash. The preliminary fair value of Encore’s net assets acquired is not available as of the filing date of this Form 10-Q. Encore has operations in the United States and its business is primarily focused on providing electronic health records (“EHR”) implementation and advisory services to healthcare providers. As part of its Integrated Healthcare Services segment, the Company expects that Encore will enhance its EHR expertise.

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

Overview

We are the world’s largest provider of biopharmaceutical development services and commercial outsourcing services. We are positioned at the intersection of business services and healthcare and generated $2.0 billion of service revenues in the first six months of 2014 and conduct business in approximately 100 countries with approximately 30,700 employees. We use the breadth and depth of our service offerings, our global footprint and our therapeutic, scientific and analytics expertise to help our biopharmaceutical customers, as well as other healthcare customers, to be more successful in an increasingly complex healthcare environment. Our business is currently organized in two reportable segments, Product Development and Integrated Healthcare Services.

For the three months ended June 30, 2014, our service revenues increased 9.7%, or $91.2 million at actual foreign exchange rates compared to the same period last year. Our growth in service revenues, excluding the impact of foreign currency fluctuations (“constant currency”), was 8.6%, with 6.7% growth in the Product Development segment and 15.1% growth in the Integrated Healthcare Services segment. For the six months ended June 30, 2014, our service revenues increased 9.0%, or $169.1 million at actual foreign exchange rates compared to the same period last year. The year to date growth in service revenues on a constant currency basis was 8.5%, with 7.6% growth in the Product Development segment and 11.5% growth in the Integrated Healthcare Services segment.

Income from operations was $141.0 million, net income was $85.1 million and diluted earnings per share was $0.64 for the three months ended June 30, 2014. Income from operations was $282.3 million, net income was $175.3 million and diluted earnings per share was $1.32 for the six months ended June 30, 2014.

Net new business was $1,228 million and $2,503 million for the three and six months ended June 30, 2014, respectively. This net new business contributed to an ending backlog of $10,264 million at June 30, 2014. “Net new business” and “backlog” are defined under “Net New Business Reporting and Backlog” below.

Product Development

Product Development provides services and expertise that allow biopharmaceutical companies to outsource the clinical development process from first-in-man trials to post-launch monitoring. Our comprehensive service offerings provide the support and functional expertise necessary at each stage of development, as well as the systems and analytical capabilities to help our customers improve product development efficiency and effectiveness. Product Development is comprised of clinical solutions and services and consulting. Clinical solutions and services provides services necessary to develop biopharmaceutical products. These services include project management and clinical monitoring functions for conducting multi-site trials (generally Phase II-IV) (collectively “core clinical”). These also include clinical trial support services that improve clinical trial decision-making, such as global laboratories, data management, biostatistical, safety and pharmacovigilance, early clinical development trials (generally Phase I), and strategic planning and design services, which help improve decisions and performance. We also provide functional services that cover a range of areas. Consulting provides strategy and management consulting services based on life science expertise and advanced analytics, as well as regulatory and compliance consulting services.

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

Reimbursed Expenses

Reimbursed expenses may fluctuate from period-to-period due, in part, to where we are in the lifecycle of the many contracts that are in progress at a particular point in time. For instance, these pass-through costs tend to be higher during the early phases of clinical trials as a result of patient recruitment efforts. As reimbursed expenses are pass-through costs to our customers with little to no profit to us, we believe that the fluctuations in reimbursed expenses from period to period are not meaningful to our underlying performance and we do not provide analysis of the fluctuation in these items or their impact on our financial results.

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

Results of Operations

Backlog and Net New Business

We began 2014 with backlog of $9,855 million, which was 13% higher than at the beginning of 2013. Backlog at June 30, 2014 was $10,264 million.

Net new business grew 21% in the second quarter of 2014 to $1,228 million from $1,014 million in second quarter of 2013, driven by growth in Integrated Healthcare Services. Integrated Healthcare Services’ net new business increased 154% to $361 million in the second quarter of 2014 as compared to $143 million for the same period in 2013, related to growth in commercial services in North America and Japan as well as an increase in net new business from real-world and late phase research services. Product Development’s net new business decreased to $867 million in the second quarter of 2014 as compared to $871 million for the same period in 2013, as net new business from the acquisition of Novella Clinical Inc., or Novella, that was completed in the third quarter of 2013 was more than offset by higher cancellations in the quarter.

Net new business grew 11% in the first six months of 2014 to $2,503 million from $2,259 million in the first six months of 2013, driven by growth in Integrated Healthcare Services. Integrated Healthcare Services’ net new business increased 102% to $630 million in the first six months of 2014 as compared to $313 million for the same period in 2013, related to growth in commercial services in North America and Japan as well as an increase in net new business from real-world and late phase research services. Product Development’s net new business decreased 4% to $1,873 million for the first six months in 2014 as compared to $1,946 million for the same period in 2013, as net new business from the Novella acquisition was more than offset by lower net new business for core clinical services. We experienced higher growth in net new business for functional resourcing business in core clinical services in the first six months of 2014 primarily due to large wins in the first quarter of 2014.

Service Revenues

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Service revenues	$1,035,476	$944,238	$91,238	9.7%

For the three months ended June 30, 2014, our service revenues increased $91.2 million, or 9.7%, as compared to the same period in 2013. This increase is comprised of constant currency service revenue growth of approximately $81.1 million, or 8.6%, and a positive impact of approximately $10.1 million from the effects of foreign currency fluctuations. The constant currency service revenue growth, which includes the impact from the Novella acquisition, is comprised of a $48.0 million increase in Product Development and a $33.1 million increase in Integrated Healthcare Services.

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(dollars in thousands)
Service revenues	$2,040,764	$1,871,673	$169,091	9.0%

For the six months ended June 30, 2014, our service revenues increased $169.1 million, or 9.0%, as compared to the same period in 2013. This increase is comprised of constant currency service revenue growth of approximately $159.5 million, or 8.5%, and a positive impact of approximately $9.6 million from the effects of foreign currency fluctuations. The constant currency service revenue growth, which includes the impact from the Novella acquisition, is comprised of a $108.9 million increase in Product Development and a $50.6 million increase in Integrated Healthcare Services.

Costs of Revenue, Service Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Costs of revenue, service costs	$674,514	$617,666	$1,318,236	$1,228,775
% of service revenues	65.1%	65.4%	64.6%	65.7%

When compared to the same period in 2013, service costs in the second quarter of 2014 increased $56.8 million. The increase included a constant currency increase in expenses of approximately $53.5 million, or 8.7%, and a negative impact of approximately $3.3 million from the effects of foreign currency fluctuations. The constant currency service costs growth was due to incremental costs resulting from the Novella acquisition and increases in compensation and related expenses due to annual merit increases and an increase in billable headcount needed to support our higher volume of revenue. These increases in compensation and related expenses were partially offset by efficiencies gained from restructuring activities taken in prior years.

When compared to the same period in 2013, service costs in the first six months of 2014 increased $89.5 million. The increase included a constant currency increase in expenses of approximately $95.0 million, or 7.7%, partially offset by a positive impact of approximately $5.5 million from the effects of foreign currency fluctuations. The constant currency service costs growth was due to incremental costs resulting from the Novella acquisition and increases in compensation and related expenses due to (1) annual merit increases, (2) an increase in billable headcount needed to support our higher volume of revenue and (3) a reduction of an accrual for statutory profit sharing of approximately $5.4 million in 2013 as a result of guidance handed down by an administrative court in France. These increases in compensation and related expenses were partially offset by efficiencies gained from restructuring activities taken in prior years.

Selling, General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Selling, general and administrative	$219,014	$228,838	$438,256	$428,140
% of service revenues	21.2%	24.2%	21.5%	22.9%

The $9.8 million decrease in selling, general and administrative expenses in the second quarter of 2014 included a constant currency decrease of $10.9 million, or 4.8%, partially offset by an increase of $1.1 million from a negative foreign currency impact. The constant currency decrease was primarily due to expenses incurred in the second quarter of 2013 that did not recur in 2014 related to a $25.0 million fee paid in connection with the termination of our management agreement with affiliates of certain of our shareholders and a $1.5 million fee paid in connection with the modification of an agreement for the business usage of an airplane owned by GF Management Company, LLC, or GFM, a company controlled by our Executive Chairman. These decreases were partially offset by incremental costs from the Novella acquisition and increases in compensation and related expenses resulting primarily from annual merit increases and an increase in headcount.

The $10.1 million increase in selling, general and administrative expenses in the first six months of 2014 was caused by a constant currency increase of $11.0 million, or 2.6%, partially offset by a decrease of approximately $900,000 from a positive foreign currency impact. The constant currency increase was primarily due to (1) incremental costs from the Novella acquisition, (2) an increase in share-based compensation, and (3) increases in compensation and related expenses resulting primarily from annual merit increases and an increase in headcount. These increases were partially offset by expenses incurred in the first six months of 2013 that did not recur in 2014 related to a $25.0 million fee paid in connection with the termination of our management agreement with affiliates of certain of our shareholders and a $1.5 million fee paid in connection with the modification of an agreement for the business usage of an airplane owned by GFM.

Restructuring Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Restructuring costs	$948	$2,837	$1,956	$4,696

In February 2014, our Board of Directors, or our Board, approved a restructuring plan of up to $13.0 million to better align our resources with our strategic direction. We recognized $948,000 and $2.0 million of restructuring charges, net of reversals for changes in estimates, during the three and six months ended June 30, 2014, respectively, which were primarily related to the February 2014 restructuring plan. These actions are expected to occur throughout 2014 and are expected to result in severance for approximately 400 positions, primarily in the Product Development segment. We believe that this plan will result in annualized cost savings of approximately $20.0 to $25.0 million.

Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Interest income	$(994)	$(785)	$(2,249)	$(1,237)
Interest expense	$24,799	$31,884	$49,502	$67,926

Interest income includes interest received from bank balances and investments.

Interest expense during the three and six months ended June 30, 2014 was lower than the same periods in 2013 primarily due to a decrease in the average debt outstanding as a result of the repayment of the $300.0 million term loan, which Quintiles Transnational Holdings Inc. obtained in February 2012 and paid in full in May 2013, and the pay down of $50.0 million of outstanding indebtedness under our senior secured credit facilities in May 2013. The lower average debt outstanding during the six months ended June 30, 2014 was also impacted by the mandatory prepayment of $33.8 million of outstanding indebtedness under our senior secured credit facilities in the first quarter of 2013. In addition, the average rate of interest on the term loan under our senior secured credit facility during the three and six months ended June 30, 2014 was 75 basis points lower than it was during the same periods in 2013 due to a reduction in the interest rate pursuant to the terms and conditions in the credit agreement as well as from the refinancing transaction we completed in the fourth quarter of 2013.

Loss on Extinguishment of Debt

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Loss on extinguishment of debt	$—	$16,543	$—	$16,543

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

Other Expense (Income), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Other expense (income), net	$3,056	$536	$(1,788)	$(1,846)

Included in other expense (income), net for the second quarter of 2014 were $2.8 million of foreign currency net losses as compared to $920,000 of foreign currency net losses during the same period in 2013. The first six months of 2014 includes $3.3 million of foreign currency net losses as compared to $898,000 of foreign currency net gains during the same period in 2013. In addition, the first six months of 2014 included a gain from the sale of marketable equity securities of approximately $5.0 million.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Income tax expense	$32,400	$8,830	$69,789	$40,948
Effective income tax rate	28.4%	18.9%	29.5%	31.8%

The effective income tax rate for the three and six months ended June 30, 2013 was positively impacted by a $16.2 million discrete income tax benefit recognized as a result of the management agreement termination fee and costs associated with debt repayments. The effective income tax rate for the three and six months ended June 30, 2013 was negatively impacted by the settlement of certain intercompany notes that had previously been considered long-term investments, which resulted in $11.2 million of income tax expense. In addition, the effective income tax rate for the three and six months ended June 30, 2013, and for subsequent periods, was positively impacted by our change in the assertion regarding the undistributed earnings of most of our foreign subsidiaries that are considered to be indefinitely reinvested outside of the United States. Prior to June 2013, we had not considered the majority of the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. Accordingly, periods prior to June 2013 were negatively impacted by income taxes imposed on most of the earnings of the foreign subsidiaries, as a deferred income tax liability was recorded each quarter for the anticipated income tax costs of repatriating those earnings in the future. We reevaluated this assertion following our initial public offering, or IPO, in May 2013, as a portion of the IPO proceeds were used to pay down debt held in the United States. With this reduction of debt and related interest expense, we expect to be able to support the cash needs of our domestic subsidiaries without repatriating cash from the affected foreign subsidiaries. We expect to utilize the cash generated outside of the United States to fund growth outside of the United States. As a result of the assertion change, we recorded an $8.1 million income tax benefit in the second quarter of 2013 to reverse the deferred income tax liability previously recorded on undistributed foreign earnings prior to 2013 that are now considered indefinitely reinvested outside of the United States. In addition, the estimated annual effective income tax rate for 2013 decreased due to the indefinitely reinvested assertion, which resulted in a $7.3 million one-time income tax benefit for the three months ended June 30, 2013 to adjust income taxes recorded on the first quarter of 2013 earnings to the new estimated annual effective income tax rate.

Equity in Earnings (Losses) of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Equity in earnings (losses) of unconsolidated affiliates	$3,371	$464	$8,262	$(1,219)

Equity in earnings (losses) of unconsolidated affiliates for both the three and six month periods of 2014 increased as compared to the same periods in 2013 primarily due to gains from our investment in the NovaQuest Pharma Opportunities Fund III, L.P.

Segments

Service revenues and income from operations by segment are as follows (dollars in millions):

Three Months Ended June 30, 2014 and 2013
	Service Revenues		Income from Operations		Operating Profit Margin
	2014	2013	2014	2013	2014	2013
Product Development	$781.2	$724.2	$158.4	$136.1	20.3%	18.8%
Integrated Healthcare Services	254.3	220.0	11.7	12.5	4.6	5.7

Total segment	1,035.5	944.2	170.1	148.6	16.4%	15.7%
General corporate and unallocated expenses			(28.2)	(50.9)
Restructuring costs			(0.9)	(2.8)

Consolidated	$1,035.5	$944.2	$141.0	$94.9

Six Months Ended June 30, 2014 and 2013
	Service Revenues		Income from Operations		Operating Profit Margin
	2014	2013	2014	2013	2014	2013
Product Development	$1,552.0	$1,430.5	$319.0	$268.8	20.6%	18.8%
Integrated Healthcare Services	488.8	441.2	20.7	18.7	4.2	4.3

Total segment	2,040.8	1,871.7	339.7	287.5	16.6%	15.4%
General corporate and unallocated expenses			(55.4)	(72.7)
Restructuring costs			(2.0)	(4.7)

Consolidated	$2,040.8	$1,871.7	$282.3	$210.1

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of share-based compensation and expenses for corporate office functions such as senior leadership, finance, human resources, information technology, or IT, facilities and legal, as well as certain expenses incurred in the second quarter of 2013 including the $25.0 million fee incurred in connection with the termination of the management agreement with affiliates of certain shareholders and the $1.5 million fee paid in connection with the modification of an agreement for the business usage of an airplane owned by GFM. We do not allocate restructuring or impairment charges to our segments.

Product Development

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(dollars in millions)
Service revenues	$781.2	$724.2	$57.0	7.9%
Costs of revenue, service costs	465.3	441.9	23.4	5.3
as a percentage of service revenues	59.6%	61.0%
Selling, general and administrative	157.5	146.2	11.3	7.8
as a percentage of service revenues	20.1%	20.2%

Segment income from operations	$158.4	$136.1	$22.3	16.4%

as a percentage of service revenues	20.3%	18.8%

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(dollars in millions)
Service revenues	$1,552.0	$1,430.5	$121.5	8.5%
Costs of revenue, service costs	915.7	870.9	44.8	5.2
as a percentage of service revenues	59.0%	60.9%
Selling, general and administrative	317.3	290.8	26.5	9.1
as a percentage of service revenues	20.4%	20.3%

Segment income from operations	$319.0	$268.8	$50.2	18.7%

as a percentage of service revenues	20.6%	18.8%

Service Revenues

Product Development’s service revenues were $781.2 million in the second quarter of 2014, an increase of $57.0 million, or 7.9%, over the same period in 2013. This increase was comprised of constant currency service revenue growth of $48.0 million, or 6.7%, and a positive impact of approximately $9.0 million from the effects of foreign currency fluctuations. The constant currency service revenue growth was primarily a result of a volume-related increase of $19.2 million in clinical solutions and services and $31.6 million from the Novella acquisition.

Product Development’s service revenues were $1,552.0 million in the first six months of 2014, an increase of $121.5 million, or 8.5%, over the same period in 2013. This increase was comprised of constant currency service revenue growth of $108.9 million, or 7.6%, and a positive impact of approximately $12.6 million from the effects of foreign currency fluctuations. The constant currency service revenue growth was primarily a result of a volume-related increase of $48.7 million in clinical solutions and services and $64.3 million from the Novella acquisition.

The volume-related service revenue growth in clinical solutions and services for both the three and six month periods was primarily related to an increase in global laboratories services, clinical trial support services and clinical solutions and services provided on a functional resource basis. This growth was due largely to execution on the higher backlog in place as we entered the three and six month periods. The rate of year-over-year revenue growth was negatively impacted by the wind down of a large clinical solutions project delivered throughout 2013.

Costs of Revenue, Service Costs

Product Development’s service costs increased approximately $23.4 million in the second quarter of 2014 over the same period in 2013. This increase was comprised of a $22.0 million constant currency increase, or 5.0%, and a negative impact of approximately $1.4 million from the effects of foreign currency fluctuations. The constant currency service costs growth was due to incremental costs resulting from the Novella acquisition and increases in other expenses directly related to our service contracts to support our higher volume of revenue. These increases in service costs were partially offset by efficiencies gained from restructuring activities taken in prior years. As a percent of service revenues, Product Development’s service costs were 59.6% and 61.0% in the second quarters of 2014 and 2013, respectively. The decrease in service costs as a percentage of service revenues was primarily a result of a closer alignment of resources with project requirements (including cost efficiencies gained from restructuring actions taken in prior years).

Product Development’s service costs increased approximately $44.8 million in the first six months of 2014 over the same period in 2013. This increase was comprised of a $49.0 million constant currency increase, or 5.6%, partially offset by a reduction of $4.2 million from the positive effect of foreign currency fluctuations. The constant currency service costs growth was due to (1) incremental costs resulting from the Novella acquisition, (2) increases in other expenses directly related to our service contracts to support our higher volume of revenue, and (3) a reduction of an accrual for statutory profit sharing of approximately $5.4 million in 2013 as a result of guidance handed down by an administrative court in France. These increases in service costs were partially offset by efficiencies gained from restructuring activities taken in prior years. As a percent of service revenues, Product Development’s service costs were 59.0% and 60.9% in the first six months of 2014 and 2013, respectively. The decrease in service costs as a percentage of service revenues was primarily a result of a closer alignment of resources with project requirements (including cost efficiencies gained from restructuring actions taken in prior years).

Selling, General and Administrative

As a percent of service revenues, Product Development’s selling, general and administrative expenses were 20.1% and 20.2% in the second quarter of 2014 and 2013, respectively. Product Development’s selling, general and administrative expenses increased approximately $11.3 million in the second quarter of 2014 as compared to the same period in 2013. This increase was primarily caused by the impact from the Novella acquisition, increases in compensation and related expenses resulting from annual merit increases and an increase in headcount, a growth related increase in IT costs and a negative impact of approximately $600,000 from the effects of foreign currency fluctuations.

As a percent of service revenues, Product Development’s selling, general and administrative expenses were 20.4% and 20.3% in the first six months of 2014 and 2013, respectively. Product Development’s selling, general and administrative expenses increased approximately $26.5 million in the first six months of 2014 as compared to the same period in 2013. This increase was primarily caused by the impact from the Novella acquisition, increases in compensation and related expenses resulting from annual merit increases and an increase in headcount, and a growth related increase in IT costs partially offset by a positive impact of approximately $1.1 million from the effects of foreign currency fluctuations.

Integrated Healthcare Services

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(dollars in millions)
Service revenues	$254.3	$220.0	$34.3	15.6%
Costs of revenue, service costs	209.2	175.8	33.4	19.0
as a percentage of service revenues	82.3%	79.9%
Selling, general and administrative	33.4	31.7	1.7	4.9
as a percentage of service revenues	13.1%	14.4%

Segment income from operations	$11.7	$12.5	$(0.8)	(6.4)%

as a percentage of service revenues	4.6%	5.7%

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(dollars in millions)
Service revenues	$488.8	$441.2	$47.6	10.8%
Costs of revenue, service costs	402.5	357.9	44.6	12.5
as a percentage of service revenues	82.3%	81.1%
Selling, general and administrative	65.6	64.6	1.0	1.6
as a percentage of service revenues	13.5%	14.6%

Segment income from operations	$20.7	$18.7	$2.0	10.1%

as a percentage of service revenues	4.2%	4.3%

Service Revenues

Integrated Healthcare Services’ service revenues were $254.3 million in the second quarter of 2014, an increase of $34.3 million, or 15.6%, over the same period in 2013. This increase is comprised of constant currency service revenue growth of $33.1 million, or 15.1%, and a positive impact of approximately $1.2 million from the effects of foreign currency fluctuations.

Integrated Healthcare Services’ service revenues were $488.8 million in the first six months of 2014, an increase of $47.6 million, or 10.8%, over the same period in 2013. This increase is comprised of constant currency service revenue growth of $50.6 million, or 11.5%, partially offset by a negative impact of approximately $3.0 million due to the effect of foreign currency fluctuations.

For both the three and six month periods in 2014, the increase in constant currency service revenues was driven by an increase in commercial services in Japan and North America, as well as growth in real-world and late phase research services. These increases were partially offset by a decline in Europe due to lower revenue from an agreement to distribute pharmaceutical products in Italy as well as lower commercial services revenues. The agreement to distribute pharmaceutical products in Italy will end in the fourth quarter of 2014.

Costs of Revenue, Service Costs

Integrated Healthcare Services’ service costs increased approximately $33.4 million in the second quarter of 2014. This increase was comprised of a $31.5 million constant currency increase, or 18.0%, and a negative impact of approximately $1.9 million from the effects of foreign currency fluctuations.

Integrated Healthcare Services’ service costs increased approximately $44.6 million in the first six months of 2014. This increase was comprised of a $45.9 million constant currency increase, or 12.8%, partially offset by a reduction of $1.3 million from the positive effect of foreign currency fluctuations.

For both the three and six month periods in 2014, the constant currency increase was primarily due to increases in compensation and related expenses resulting from an increase in billable headcount needed to support the higher volume of revenue and annual merit increases in compensation. These increases in compensation and related expenses were partially offset by a decline in other expenses directly related to the agreement to distribute pharmaceutical products in Italy. Service costs as a percentage of service revenues were 82.3% for both the three and six months ended June 30, 2014 as compared to 79.9% and 81.1% for the respective periods in the prior year. The increase in service costs as a percentage of service revenues was primarily in Europe and reflects the competitive pricing environment for our commercial services in that region.

Selling, General and Administrative

Integrated Healthcare Services’ selling, general and administrative expenses in the three and six months ended June 30, 2014 were slightly higher as compared to the same periods in 2013 due to higher compensation and related expenses.

Liquidity and Capital Resources

Overview

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, acquisitions, debt service requirements, dividends, equity repurchases, adequacy of our revolving credit facility and access to the capital markets.

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

We had a cash balance of $636.5 million at June 30, 2014 ($167.7 million of which was in the United States), a decrease from $778.1 million at December 31, 2013.

On October 30, 2013, our Board approved an equity repurchase program, or the Repurchase Program, authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. Through June 30, 2014, we have used $65.5 million of cash to purchase $59.1 million of stock options and $6.4 million of common stock under the Repurchase Program. We have used and intend to continue to use cash on hand to fund the Repurchase Program. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options and it can be modified, suspended or discontinued at any time. Repurchases of vested in-the-money employee stock options were made through transactions between us and our employees (other than our executive officers, who were not eligible to participate in the program) and this aspect of the Repurchase Program expired in November 2013. The Repurchase Program for common stock does not have an end date. Additional information regarding our Repurchase Program is presented in Part II, Item 2 “Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” of this Quarterly Report on Form 10-Q.

On May 28, 2014, we completed the repurchase of 3,287,209 shares of our common stock for $50.23 per share from TPG Quintiles Holdco, L.P., one of our existing shareholders, in a private transaction for an aggregate purchase price of approximately $165.1 million. We funded this private repurchase transaction with cash on hand. This private repurchase transaction was separate from and in addition to the Repurchase Program.

On July 1, 2014, we completed the acquisition of Encore Health Resources, LLC, or Encore, effected through a merger for approximately $93.6 million in cash. Encore has operations in the United States and its business is primarily focused on providing EHR implementation and advisory services to healthcare providers.

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

Long-Term Debt

As of June 30, 2014, we had $2.05 billion of total indebtedness. Additionally, our senior secured credit agreement provides for a $300 million revolving credit facility. There were no amounts drawn on this revolving credit facility in the first six months of 2014. Our long-term debt arrangements contain usual and customary restrictive covenants, and as of June 30, 2014, we believe we were in compliance with these covenants.

See “Management’s Discussion and Analysis – Liquidity and Capital Resources” and Note 10 to our audited consolidated financial statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for additional details regarding our credit arrangements.

Six months ended June 30, 2014 and 2013

Cash Flow from Operating Activities

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$38,697	$1,385

Cash provided by operating activities increased by $37.3 million during the first six months of 2014 as compared to the same period in 2013. The increase in operating cash flow reflects the increase in net income as well as lower payments for interest ($16.3 million) and lower cash used in days sales outstanding, or DSO ($65.7 million) in the first six months of 2014 as compared to the same period in 2013. This higher cash provided reflects a five-day increase in DSO in the first six months of 2014 compared to an eight-day increase in the first six months of 2013. DSO can shift significantly at each reporting period depending on the timing of cash receipts under contractual payment terms relative to the recognition of revenue over a project lifecycle. In addition, net income for the first six months of 2013 included cash expenses totaling $32.5 million for a fee paid in connection with the termination of our management agreement with affiliates of certain of our shareholders ($25.0 million), a fee paid in connection with the modification of an agreement for the business usage of an airplane owned by GFM ($1.5 million), and a termination fee for the repayment of the $300.0 million term loan ($6.0 million), which did not recur in the 2014 period. These improvements in operating cash flow were partially offset by higher payments for income taxes ($32.0 million), and higher cash used for incentive compensation.

Cash Flow from Investing Activities

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash used in investing activities	$(33,008)	$(63,400)

Cash used in investing activities decreased by $30.4 million during the first six months of 2014 as compared to the same period in 2013. This decline in the use of cash in the first six months of 2014 was primarily related to lower cash used for the acquisition of property, equipment and software and an increase in proceeds from the sale of third-party securities.

Cash Flow from Financing Activities

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash (used in) provided by financing activities	$(154,086)	$105,778

Net cash used in financing activities increased by $259.9 million to $154.1 million during the first six months of 2014, as compared to cash provided by financing activities of $105.8 million in the same period in 2013. The cash used in financing activities in the first six months of 2014 was primarily related to the repurchase of common stock ($165.1 million). The cash provided by financing activities in the first six months of 2013 was primarily related to the net proceeds of our IPO ($489.9 million). The net IPO proceeds were partially offset as a result of repayment of all amounts outstanding under the $300.0 million term loan and $83.8 million of repayments on our senior secured credit facilities, which included a voluntary pay down of $50.0 million and a mandatory prepayment of $33.8 million as a result of excess cash flow (as defined in the credit agreement).

Net New Business Reporting and Backlog

Net new business is the value of services awarded during the period from projects under signed contracts, letters of intent and, in some cases, pre-contract commitments, which are supported by written communications and adjusted for contracts that were modified or canceled during the period.

Consistent with our methodology for calculating net new business during a particular period, backlog represents, at a particular point in time, future service revenues from work not yet completed or performed under signed contracts, letters of intent and, in some cases, pre-contract commitments that are supported by written communications. Once work begins on a project, service revenues are recognized over the duration of the project. Included within backlog at June 30, 2014 is approximately $6,708 million of backlog that we do not expect to generate revenue in the next 12 months.

Backlog was as follows:

	June 30, 2014	December 31, 2013
	(in millions)
Backlog	$10,264	$9,855

Net new business was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net new business	$1,228	$1,014	$2,503	$2,259

Contractual Obligations and Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Application of Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no significant changes from the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

The following table summarizes the Repurchase Program activity and other purchases of equity securities for the three months ended June 30, 2014 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands, except share and per share data)
April 1, 2014 – April 30, 2014	—	$—	—	$59,500
May 1, 2014 – May 31, 2014 (2)	3,287,509	$50.23	300	$59,486
June 1, 2014 – June 30, 2014	—	$—	—	$59,486

	3,287,509		300

1.

On October 31, 2013, we announced that on October 30, 2013 our Board approved the Repurchase Program, authorizing the repurchase of up to $125.0 million of either our common stock or employee stock options, or a combination thereof. We have used and intend to continue to use cash on hand to fund the Repurchase Program. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or employee stock options, and it could be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. We may also repurchase shares of our common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, which would permit shares of our common stock to be repurchased when we might otherwise be precluded from doing so by law. Repurchases of employee stock options were made through transactions between us and our employees (other than our executive officers, who were not eligible to participate in the program), and this aspect of the Repurchase Program expired in November 2013. The Repurchase Program for common stock does not have an end date.

2.

On May 28, 2014, we completed the repurchase of 3,287,209 shares of our common stock for $50.23 per share from TPG Quintiles Holdco, L.P. in a private transaction for an aggregate purchase price of approximately $165.1 million. The repurchase price per share of common stock was equal to 98% of the closing market price of our common stock on the New York Stock Exchange on May 27, 2014 (which was $51.26). The repurchase of shares from our existing shareholder was approved in compliance with our related party transactions approval policy. We funded this private repurchase transaction with cash on hand. This private repurchase transaction was separate from and in addition to the Repurchase Program.

Item 6. Exhibits

The exhibits in the accompanying Exhibit Index following the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Durham, State of North Carolina, on July 31, 2014.

QUINTILES TRANSNATIONAL HOLDINGS INC.

/s/ Kevin K. Gordon
Kevin K. Gordon Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.1	Consulting and General Release Agreement, dated May 12, 2014, between Michael I. Mortimer and Quintiles Transnational Corp.		8-K	001-35907	10.1	May 12, 2014

10.2	Share Repurchase Agreement, dated May 27, 2014, between Quintiles Transnational Holdings Inc. and TPG Quintiles Holdco, L.P.		8-K	001-35907	10.1	May 28, 2014

10.3	Description of Independent Director Compensation.	X

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	X

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.