Form 10-Q
period 2014-09-30
Quintiles Transnational Holdings Inc.
filed 2014-10-30
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	127,799,825 shares outstanding as of October 23, 2014

QUINTILES TRANSNATIONAL HOLDINGS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Service revenues	$1,061,013	$932,727	$3,101,777	$2,804,400
Reimbursed expenses	339,021	263,112	947,133	915,960

Total revenues	1,400,034	1,195,839	4,048,910	3,720,360
Costs of revenue, service costs	691,051	600,694	2,009,287	1,829,469
Costs of revenue, reimbursed expenses	339,021	263,112	947,133	915,960
Selling, general and administrative	219,027	199,573	657,283	627,713
Restructuring costs	1,793	7,201	3,749	11,897

Income from operations	149,142	125,259	431,458	335,321

Interest income	(602)	(1,119)	(2,851)	(2,356)
Interest expense	25,050	28,756	74,552	96,682
Loss on extinguishment of debt	—	—	—	16,543
Other (income) expense, net	(7,776)	3,224	(9,564)	1,378

Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	132,470	94,398	369,321	223,074
Income tax expense	41,260	27,459	111,049	68,407

Income before equity in earnings (losses) of unconsolidated affiliates	91,210	66,939	258,272	154,667
Equity in earnings (losses) of unconsolidated affiliates	1,523	(355)	9,785	(1,574)

Net income	92,733	66,584	268,057	153,093
Net (income) loss attributable to noncontrolling interests	(79)	185	(100)	502

Net income attributable to Quintiles Transnational Holdings Inc.	$92,654	$66,769	$267,957	$153,595

Earnings per share attributable to common shareholders:
Basic	$0.73	$0.52	$2.08	$1.25
Diluted	$0.71	$0.50	$2.03	$1.22
Weighted average common shares outstanding:
Basic	127,462	128,923	128,780	122,467
Diluted	130,626	133,267	131,903	126,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$92,733	$66,584	$268,057	$153,093

Unrealized (losses) gains on marketable securities, net of income taxes of ($4), $821, ($294) and $847	(6)	1,315	(469)	1,357

Unrealized (losses) gains on derivative instruments, net of income taxes of ($882), $159, ($990) and ($815)	(3,561)	2,126	(2,311)	(574)

Foreign currency translation, net of income taxes of ($1,408), ($2,048), ($1,408) and ($2,378)	(27,280)	8,622	(23,116)	(19,732)
Reclassification adjustments:

Gains on marketable securities included in net income, net of income taxes of ($1,927)	—	—	(3,077)	—

Losses on derivative instruments included in net income, net of income taxes of $1,086, $1,285, $2,616 and $3,973	1,449	2,084	1,945	6,902

Amortization of prior service costs and losses included in net income, net of income taxes of $70, $95, $214 and $290	117	157	358	478

Comprehensive income	63,452	80,888	241,387	141,524
Comprehensive (income) loss attributable to noncontrolling interests	(87)	175	(99)	484

Comprehensive income attributable to Quintiles Transnational Holdings Inc.	$63,365	$81,063	$241,288	$142,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)	(Note 1)
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$645,034	$778,143
Restricted cash	3,519	2,712
Trade accounts receivable and unbilled services, net	1,032,553	924,205
Prepaid expenses	51,534	42,801
Deferred income taxes	94,175	92,115
Income taxes receivable	17,394	16,171
Other current assets and receivables	94,394	89,541

Total current assets	1,938,603	1,945,688

Property and equipment, net	190,863	199,578
Investments in debt, equity and other securities	33,723	40,349
Investments in and advances to unconsolidated affiliates	34,737	22,927
Goodwill	468,620	409,626
Other identifiable intangibles, net	288,266	298,054
Deferred income taxes	31,278	32,864
Deposits and other assets	120,625	117,711

Total assets	$3,106,715	$3,066,797

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$830,388	$861,805
Unearned income	526,000	538,585
Income taxes payable	19,219	35,778
Current portion of long-term debt and obligations held under capital leases	20,681	10,433
Other current liabilities	30,492	35,646

Total current liabilities	1,426,780	1,482,247

Long-term debt and obligations held under capital leases, less current portion	2,022,595	2,035,586
Deferred income taxes	25,578	37,541
Other liabilities	167,994	178,908

Total liabilities	3,642,947	3,734,282

Commitments and contingencies
Shareholders’ deficit:
Common stock and additional paid-in capital, 300,000 shares authorized, $0.01 par value, 127,696 and 129,652 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	368,010	478,144
Accumulated deficit	(877,224)	(1,145,181)
Accumulated other comprehensive loss	(27,045)	(376)

Deficit attributable to Quintiles Transnational Holdings Inc.’s shareholders	(536,259)	(667,413)
Deficit attributable to noncontrolling interests	27	(72)

Total shareholders’ deficit	(536,232)	(667,485)

Total liabilities and shareholders’ deficit	$3,106,715	$3,066,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Operating activities:
Net income	$268,057	$153,093
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	89,113	76,950
Amortization of debt issuance costs and discount	4,787	16,944
Share-based compensation	22,388	16,960
(Earnings) loss from unconsolidated affiliates	(9,763)	1,454
Gain on investments, net	(4,806)	(62)
Benefit from deferred income taxes	(11,529)	(15,883)
Excess income tax benefits from share-based award activities	(12,802)	(145)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(118,721)	(74,533)
Change in other operating assets and liabilities	(50,927)	3,133

Net cash provided by operating activities	175,797	177,911

Investing activities:
Acquisition of property, equipment and software	(57,782)	(73,940)
Acquisition of businesses, net of cash acquired	(92,201)	(144,970)
Proceeds from sale of equity securities	5,861	60
Investments in and advances to unconsolidated affiliates, net of payments received	(2,137)	(5,944)
Other	332	802

Net cash used in investing activities	(145,927)	(223,992)

Financing activities:
Repayment of debt and principal payments on capital lease obligations	(6,729)	(385,807)
Issuance of common stock, net of costs	(105)	489,560
Stock issued under employee stock purchase and option plans	23,201	364
Repurchase of common stock	(165,131)	—
Payroll taxes remitted on repurchase of stock options	(8,415)	—
Excess income tax benefits from share-based award activities	12,802	145

Net cash (used in) provided by financing activities	(144,377)	104,262

Effect of foreign currency exchange rate changes on cash	(18,602)	(16,199)

(Decrease) increase in cash and cash equivalents	(133,109)	41,982
Cash and cash equivalents at beginning of period	778,143	567,728

Cash and cash equivalents at end of period	$645,034	$609,710

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

Reclassifications

Certain immaterial prior period amounts have been reclassified to conform to current period presentation. These changes had no effect on previously reported total revenues, net income, comprehensive income or shareholders’ deficit.

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

2. Employee Stock Compensation

The Company granted the following share-based awards:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2014	2013
Stock options	100,000	1,359,600	2,200,500
Stock appreciation rights	10,000	176,800	162,600
Restricted stock units	—	36,500	—

No share-based awards were granted during the three months ended September 30, 2014.

The Company had the following share-based awards outstanding:

	September 30, 2014	December 31, 2013
Stock options	9,811,235	10,100,160
Stock appreciation rights	411,363	258,025
Restricted stock units	93,667	57,167

The Company used the following assumptions when estimating the value of the share-based compensation for stock options and stock appreciation rights issued as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2014	2013
Expected volatility	22 – 44%	31 – 43%	18 – 47%
Weighted average expected volatility	33%	37%	40%
Expected dividends	0.0%	0.0%	0.0 – 5.45%
Expected term (in years)	0.25 – 6.4	3.7 – 6.7	0.25 – 6.4
Risk-free interest rate	0.04 – 2.08%	0.99 – 2.21%	0.04 – 2.08%

In November 2013, the Company’s Board of Directors (the “Board”) approved an Employee Stock Purchase Plan (“ESPP”) which was approved by the Company’s shareholders in May 2014. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary to be applied toward the purchase of full shares of the Company’s common stock on the last day of the offering period. Offering periods under the ESPP are six months in duration and begin on each March 1 and September 1. The first offering period for the ESPP began March 1, 2014. Participating employees will purchase shares on the last day of each offering period at a discount of 15% of the closing price of the common stock on such date as reported on the New York Stock Exchange (“NYSE”). During the three and nine months ended September 30, 2014, the Company issued 46,032 shares of common stock for purchases under the ESPP.

The Company recognized share-based compensation expense of $6.8 million and $5.9 million during the three months ended September 30, 2014 and 2013, respectively, and $22.4 million and $17.0 million during the nine months ended September 30, 2014 and 2013, respectively.

3. Concentration of Credit Risk

No customer accounted for 10% or more of consolidated service revenues for the three and nine months ended September 30, 2014 or 2013.

4. Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Trade:
Billed	$474,717	$408,959
Unbilled services	559,848	516,942

	1,034,565	925,901
Allowance for doubtful accounts	(2,012)	(1,696)

	$1,032,553	$924,205

5. Goodwill

The following is a summary of goodwill by segment for the nine months ended September 30, 2014 (in thousands):

	Product Development	Integrated Healthcare Services	Consolidated
Balance as of December 31, 2013	$351,144	$58,482	$409,626
Acquisition	—	62,778	62,778
Impact of foreign currency fluctuations and other	(2,623)	(1,161)	(3,784)

Balance as of September 30, 2014	$348,521	$120,099	$468,620

6. Derivatives

As of September 30, 2014, the Company held the following derivative positions: (i) freestanding warrants to purchase shares of common stock of third parties, (ii) forward exchange contracts to protect against foreign exchange movements for certain forecasted foreign currency cash flows related to service contracts and (iii) interest rate swaps to hedge the exposure to variability in interest payments on variable interest rate debt. The Company does not use derivative financial instruments for speculative or trading purposes.

As of September 30, 2014, the Company had freestanding warrants to purchase shares of third parties’ common stock. No quoted price is available for the warrants. Accordingly, the Company uses various valuation techniques to value the warrants, including the present value of estimated expected future cash flows, option-pricing models and fundamental analysis. Factors affecting the valuation include the current price of the underlying common stock, the exercise price of the warrants, the expected time to exercise the warrants, the estimated price volatility of the underlying common stock over the life of the warrants and the restrictions on the transferability of or ability to exercise the warrants. The Company did not sell any warrants during the three and nine months ended September 30, 2014 or 2013.

As of September 30, 2014, the Company had 12 open foreign exchange forward contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2014 and the first six months of 2015 with notional amounts totaling $75.6 million. As these contracts were executed to hedge the risk of the potential volatility in the cash flows resulting from fluctuations in currency exchange rates during the remainder of 2014 and the first six months of 2015, these transactions are accounted for as cash flow hedges. As such, the effective portion of the gain or loss on the contracts is recorded as unrealized gains (losses) on derivatives included in the accumulated other comprehensive income (loss) (“AOCI”) component of shareholders’ deficit. These hedges are highly effective. Upon expiration of the hedge instruments in 2014 and the first six months of 2015, the Company will reclassify the unrealized holding gains and losses on the derivative instruments included in AOCI into earnings.

On June 9, 2011, the Company entered into six interest rate swaps effective September 28, 2012 and expiring between September 30, 2013 and March 31, 2016 in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. The critical terms of the interest rate swaps were substantially the same as those of the Company’s senior secured credit facilities, including quarterly interest settlements. These interest rate swaps are being accounted for as cash flow hedges as these transactions were executed to hedge the Company’s interest payments, and these hedges are highly effective. As such, changes in the fair value of these derivative instruments are recorded as unrealized gains (losses) on derivatives included in the AOCI component of shareholders’ deficit. The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparty, which, when they occur, are reflected as interest expense on the condensed consolidated statements of income. These payments, together with the variable rate of interest incurred on the underlying debt, result in a fixed rate of interest of 2.57% plus the applicable margin on the affected borrowings ($910.0 million or 44.3% of the Company’s variable rate debt at September 30, 2014). The Company expects that $12.2 million of unrealized losses will be reclassified out of AOCI and will form the interest rate swap component of the 2.57% fixed rate of interest to be incurred over the next 12 months as the underlying net payments are settled.

The fair values of the Company’s derivative instruments designated as hedging instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table (in thousands):

	Balance Sheet Classification	September 30, 2014	December 31, 2013
Foreign exchange forward contracts	Other current assets	$—	$3,950

Foreign exchange forward contracts	Other current liabilities	$2,410	$—

Interest rate swaps	Other current liabilities	$17,185	$24,805

The fair values of the Company’s derivative instruments not designated as hedging instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table (in thousands):

	Balance Sheet Classification	September 30, 2014	December 31, 2013
Warrants	Deposits and other assets	$ 13	$ 211

The effect of the Company’s cash flow hedging instruments on other comprehensive income (loss) is summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Foreign exchange forward contracts	$(5,216)	$4,273	$(6,360)	$2,648
Interest rate swaps	3,308	1,381	7,620	6,838

Total	$(1,908)	$5,654	$1,260	$9,486

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of September 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Marketable equity securities	$1,045	$—	$—	$1,045
Warrants	—	—	13	13

Total	$1,045	$—	$13	$1,058

Liabilities:
Foreign exchange forward contracts	$—	$2,410	$—	$2,410
Interest rate swaps	—	17,185	—	17,185
Contingent consideration	—	—	4,443	4,443

Total	$—	$19,595	$4,443	$24,038

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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the nine months ended September 30 (in thousands):

	Warrants–Deposits and Other Assets		Contingent Consideration – Accounts Payable and Accrued Expenses and Other Liabilities
	2014	2013	2014	2013
Balance as of January 1	$211	$29	$13,014	$3,521
Initial estimate of contingent consideration	—	—	—	14,300
Revaluations included in earnings	(198)	62	(8,571)	(1,352)

Balance as of September 30	$13	$91	$4,443	$16,469

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

As of September 30, 2014, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $824.3 million were identified as Level 3. These assets are comprised of cost and equity method investments of $67.4 million, goodwill of $468.6 million and other identifiable intangibles, net of $288.3 million.

The Company has unfunded cash commitments totaling approximately $27.4 million related to its cost and equity method investments as of September 30, 2014.

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

Indefinite-lived Intangible Asset — The Company performs a qualitative analysis to determine whether it is more likely than not that the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. If this qualitative analysis indicates that it is more likely than not that the estimated fair value is less than the carrying value of the indefinite-lived intangible asset, the Company determines the estimated fair value of the indefinite-lived intangible asset (trade name) by determining the present value of the estimated royalty payments on an after-tax basis that it would be required to pay the owner for the right to use such trade name. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to the excess. No indication of impairment was identified during the Company’s annual review.

Other

The estimated fair value of the Company’s long-term debt, which is primarily based on rates in which the debt is traded among banks, was approximately $2.0 billion and $2.1 billion at September 30, 2014 and December 31, 2013, respectively.

8. Shareholders’ Deficit

Equity Repurchase Program

On October 30, 2013, the Board approved an equity repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $125.0 million of either the Company’s common stock or vested in-the-money employee stock options, or a combination thereof. The Company repurchased 300 shares of its common stock for $47.51 per share for an aggregate purchase price of approximately $14,000 during the nine months ended September 30, 2014 under the Repurchase Program. As of September 30, 2014, the Company has remaining authorization under the Repurchase Program to repurchase up to $59.5 million of its common stock. The Repurchase Program for vested in-the-money employee stock options expired in November 2013. The Repurchase Program for common stock does not have an end date.

Private Share Repurchase

On May 28, 2014, the Company completed the repurchase of 3,287,209 shares of its common stock for $50.23 per share from TPG Quintiles Holdco, L.P., one of its existing shareholders, in a private transaction for an aggregate purchase price of approximately $165.1 million. The repurchase price per share of common stock was equal to 98% of the closing market price of the Company’s common stock on the NYSE on May 27, 2014 (which was $51.26). The repurchase of shares from its existing shareholder was authorized in compliance with the Company’s related party transactions approval policy. The Company funded this private repurchase transaction with cash on hand. This private repurchase transaction was separate from and in addition to the Repurchase Program.

9. Business Combinations

On July 1, 2014, the Company completed the acquisition of Encore Health Resources, LLC (“Encore”) effected through a merger for approximately $91.5 million in cash (net of approximately $2.2 million of acquired cash). Encore has operations in the United States and its business is primarily focused on providing electronic health records (“EHR”) implementation and advisory services to healthcare providers. As part of its Integrated Healthcare Services segment, the Company expects that Encore will enhance its EHR expertise.

This acquisition was a business combination and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective estimated fair values as of the acquisition date. In connection with the Encore acquisition, the Company recorded goodwill, primarily attributable to the assembled workforce of Encore and expected synergies, which was assigned to the Integrated Healthcare Services segment and is deductible for income tax purposes. The pro forma results of Encore and the acquisition-related expenses are immaterial for separate disclosure. The Company is continuing to evaluate the initial fair value measurement of assets acquired and liabilities assumed as of the acquisition date. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The following table summarizes the preliminary fair value of the net assets acquired of Encore at the date of the acquisition (in thousands):

Assets acquired:

Cash and cash equivalents	$2,223
Accounts receivable and unbilled services	17,714
Other current assets	443
Property and equipment	289
Goodwill	62,778
Other identifiable intangibles	14,150
Deferred income tax asset – long-term	396
Liabilities assumed:
Accounts payable and accrued expenses	(4,206)
Other	(31)

Net assets acquired	$93,756

The identifiable definite-lived intangible assets consisted of the following:

Other identifiable intangibles (in thousands)
Customer relationships	$8,800
Acquired backlog	800
Trade names	1,100
Non-compete agreements	450
Software	3,000

Total other identifiable intangibles	$14,150

Amortized over a weighted average useful life (in years)	8

10. Restructuring

In 2014, the Board approved restructuring plans of approximately $13 million to better align resources with the Company’s strategic direction. These actions are expected to occur throughout 2014 and are expected to result in severance for approximately 350 positions. Through September 30, 2014, the Company has recognized approximately $3.9 million and $700,000 of restructuring costs related to these plans for activities in the Product Development and Integrated Healthcare Services segments, respectively. All of the restructuring costs are related to severance costs. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management.

The following amounts were recorded for the February 2014 restructuring plan and the restructuring plans initiated in prior years (in thousands):

	Severance and Related Costs	Exit Costs	Total
Balance at December 31, 2013	$5,276	$198	$5,474
Expense, net of reversals	3,749	—	3,749
Payments	(5,476)	(119)	(5,595)
Foreign currency translation	(142)	—	(142)

Balance at September 30, 2014	$3,407	$79	$3,486

The Company expects the majority of the restructuring accruals at September 30, 2014 will be paid in 2014.

11. Employee Benefit Plans

Defined Benefit Plans

The following table summarizes the components of pension expense related to the Company’s defined benefit plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$3,275	$2,916	$9,953	$9,050
Interest cost	991	912	2,981	2,770
Expected return on plan assets	(935)	(705)	(2,805)	(2,083)
Amortization of prior service costs	20	83	60	255
Amortization of actuarial losses	167	169	512	513

	$3,518	$3,375	$10,701	$10,505

Other

As of September 30, 2014 and December 31, 2013, the Company has a severance accrual included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets of $7.5 million and $14.1 million, respectively. The Company recognizes obligations associated with severance related to contractual termination benefits at fair value on the date that it is probable that the affected employees will be entitled to the benefit and the amount can reasonably be estimated. The severance accrual is related to cost reduction programs that will result in severance for approximately 270 positions, which are expected to lower operating costs and improve profitability by reducing excess capacity. These actions are expected to occur and be paid during 2014 and 2015. During the first nine months of 2014, the Company has recognized approximately $2.1 million of net reversals related to these cost reduction programs, primarily as a result of affected individuals transferring into other positions within the Company. Of the $2.1 million decrease from net reversals recognized for these cost reduction programs, approximately ($2.2) million, $105,000 and ($47,000) were related to activities in the Product Development segment, Integrated Healthcare Services segment and corporate activities, respectively.

The following amounts were recorded for the severance associated with cost reduction programs (in thousands):

Balance at December 31, 2013	$14,056
Expense, net of reversals	(2,111)
Payments	(4,418)
Foreign currency translation	(33)

Balance at September 30, 2014	$7,494

12. Income Taxes

Due to the potential for expiration of various federal, state, and foreign statutes of limitation, the Company’s unrecognized income tax benefits may change within the next 12 months by a range of zero to $16.6 million.

13. Comprehensive Income

Below is a summary of the components of AOCI (in thousands):

	Foreign Currency Translation	Marketable Securities	Derivative Instruments	Defined Benefit Plans	Income Taxes	AOCI
Balance at December 31, 2013	$(5,829)	$5,708	$(20,855)	$(5,044)	$25,644	$(376)
Other comprehensive (loss) income before reclassifications	(24,523)	(763)	(3,301)	—	2,692	(25,895)
Reclassification adjustments	—	(5,004)	4,561	572	(903)	(774)

Balance at September 30, 2014	$(30,352)	$(59)	$(19,595)	$(4,472)	$27,433	$(27,045)

Below is a summary of the (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item (in thousands):

Reclassification Adjustments	Affected Financial Statement Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Marketable securities:
Marketable securities	Other (income) expense, net	$—	$—	$(5,004)	$—

Total before income taxes		—	—	(5,004)	—
Income tax expense		—	—	(1,927)	—

Total net of income taxes		$—	$—	$(3,077)	$—

Derivative instruments:
Interest rate swaps	Interest expense	$3,149	$3,248	$9,344	$9,433
Foreign exchange forward contracts	Service revenues	(614)	121	(4,783)	1,442

Total before income taxes		2,535	3,369	4,561	10,875
Income tax benefit		1,086	1,285	2,616	3,973

Total net of income taxes		$1,449	$2,084	$1,945	$6,902

Defined benefit plans:
Amortization of prior service costs	See Note 11	$20	$83	$60	$255
Amortization of actuarial losses	See Note 11	167	169	512	513

Total before income taxes		187	252	572	768
Income tax benefit		70	95	214	290

Total net of income taxes		$117	$157	$358	$478

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service revenues
Product Development	$771,361	$714,244	$2,323,376	$2,144,721
Integrated Healthcare Services	289,652	218,483	778,401	659,679

Total service revenues	1,061,013	932,727	3,101,777	2,804,400

Costs of revenue, service costs
Product Development	458,731	426,094	1,374,492	1,296,996
Integrated Healthcare Services	232,320	174,600	634,795	532,473

Total costs of revenue, service costs	691,051	600,694	2,009,287	1,829,469

Selling, general and administrative
Product Development	154,460	147,534	471,697	438,341
Integrated Healthcare Services	37,447	32,221	103,069	96,792
General corporate and unallocated	27,120	19,818	82,517	92,580

Total selling, general and administrative	219,027	199,573	657,283	627,713

Income from operations
Product Development	158,170	140,616	477,187	409,384
Integrated Healthcare Services	19,885	11,662	40,537	30,414
General corporate and unallocated	(27,120)	(19,818)	(82,517)	(92,580)
Restructuring costs	(1,793)	(7,201)	(3,749)	(11,897)

Total income from operations.	$149,142	$125,259	$431,458	$335,321

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation and amortization expense
Product Development	$23,106	$20,853	$69,867	$57,901
Integrated Healthcare Services	5,803	5,077	15,548	15,697
General corporate and unallocated	1,271	1,394	3,698	3,352

Total depreciation and amortization expense	$30,180	$27,324	$89,113	$76,950

15. Earnings Per Share

The following table shows the weighted average number of outstanding share-based awards not included in the computation of diluted earnings per share as the effect of including such share-based awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average shares subject to anti-dilutive share-based awards	1,324	2,057	1,229	1,635

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

Overview

We are the world’s largest provider of biopharmaceutical development services and commercial outsourcing services. We are positioned at the intersection of business services and healthcare and conduct business in approximately 100 countries with approximately 32,100 employees. We use the breadth and depth of our service offerings, our global footprint and our therapeutic, scientific and analytics expertise to help our biopharmaceutical customers, as well as other healthcare customers, to be more successful in an increasingly complex healthcare environment. Our business is currently organized in two reportable segments, Product Development and Integrated Healthcare Services.

For the three months ended September 30, 2014, our service revenues increased $128.3 million, or 13.8%, at actual foreign exchange rates compared to the same period last year. Our growth in service revenues, excluding the impact of foreign currency fluctuations (“constant currency”), was 14.0%, with 7.9% growth in the Product Development segment and 33.9% growth in the Integrated Healthcare Services segment. For the nine months ended September 30, 2014, our service revenues increased $297.4 million, or 10.6%, to $3.1 billion at actual foreign exchange rates compared to the same period last year. The year to date growth in service revenues on a constant currency basis was 10.3%, with 7.7% growth in the Product Development segment and 18.9% growth in the Integrated Healthcare Services segment.

Income from operations was $149.1 million, net income attributable to Quintiles Transnational Holdings Inc. was $92.7 million and diluted earnings per share was $0.71 for the three months ended September 30, 2014. Income from operations was $431.5 million, net income attributable to Quintiles Transnational Holdings Inc. was $268.0 million and diluted earnings per share was $2.03 for the nine months ended September 30, 2014.

Net new business was $1,512 million and $4,014 million for the three and nine months ended September 30, 2014, respectively. This net new business contributed to an ending backlog of $10,746 million at September 30, 2014. “Net new business” and “backlog” are defined under “Net New Business Reporting and Backlog” below.

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

Integrated Healthcare Services

Integrated Healthcare Services provides a broad array of services including commercial services, such as providing contract pharmaceutical sales forces in key geographic markets, as well as a growing number of healthcare business services for the broader healthcare sector. Our customized commercialization services are designed to accelerate the commercial success of biopharmaceutical and other health-related products. Service offerings include commercial services (sales representatives, strategy, marketing communications and other areas related to commercialization), real-world and late phase research (drug therapy analysis, real-world research and evidence-based medicine, including research studies to prove a drug’s value), other healthcare services (comparative and cost-effectiveness research capabilities, decision support services, medication adherence and health outcome optimization services, and web-based systems for measuring quality improvement), and electronic health record implementation and advisory services.

On July 1, 2014, we completed the acquisition of Encore Health Resources, LLC, or Encore, for approximately $91.5 million in cash (net of approximately $2.2 million of acquired cash).

Reimbursed Expenses

Reimbursed expenses may fluctuate from period to period due, in part, to where we are in the lifecycle of the many contracts that are in progress at a particular point in time. For instance, these pass-through costs tend to be higher during the early phases of clinical trials as a result of patient recruitment efforts. As reimbursed expenses are pass-through costs to our customers with little to no profit to us, we believe that the fluctuations in reimbursed expenses from period to period are not meaningful to our underlying performance and we do not provide analysis of the fluctuation in these items or their impact on our financial results.

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

Results of Operations

Backlog and Net New Business

We began 2014 with backlog of $9,855 million, which was 13% higher than at the beginning of 2013. Backlog at September 30, 2014 was $10,746 million.

Net new business grew 13% in the third quarter of 2014 to $1,512 million from $1,341 million in third quarter of 2013, driven by growth in Product Development. Product Development’s net new business increased 47% to $1,268 million in the third quarter of 2014 as compared to $862 million for the same period in 2013, led by higher growth in net new business primarily related to the renewal of a five year contract for clinical and data management functional resourcing services as well as net new business generated from the acquisition of Novella Clinical Inc., or Novella, that was completed in the third quarter of 2013. Integrated Healthcare Services’ net new business decreased 49% to $244 million in the third quarter of 2014 as compared to $479 million for the same period in 2013, primarily related to lower contract signings for commercial services in North America and Japan. This decline in contract signings is an example of the fluctuation in our net new business levels from period to period resulting from the receipt of a small number of relatively large orders in any given reporting period. Because of the timing of these large orders, our net new business in that reporting period may reach levels above our historical average and may not be sustained in subsequent reporting periods.

Net new business grew 12% in the first nine months of 2014 to $4,014 million from $3,600 million in the first nine months of 2013, driven by growth in both Product Development and Integrated Healthcare Services. Product Development’s net new business increased 12% to $3,140 million for the first nine months in 2014 as compared to $2,808 million for the same period in 2013, led by higher growth in net new business for functional resourcing business including the renewal of a five year contract for core clinical services and data management services as well as net new business generated from the acquisition of Novella that was completed in the third quarter of 2013. Integrated Healthcare Services’ net new business increased 10% to $874 million in the first nine months of 2014 as compared to $792 million for the same period in 2013, related primarily to growth in commercial services in North America as well as an increase in new business from real-world and late phase research services and net new business from the Encore acquisition.

Service Revenues

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(dollars in millions)
Service revenues	$1,061.0	$932.7	$128.3	13.8%

For the three months ended September 30, 2014, our service revenues increased $128.3 million, or 13.8%, as compared to the same period in 2013. This increase is comprised of constant currency service revenue growth of approximately $130.2 million, or 14.0%, and a negative impact of approximately $1.9 million from the effects of foreign currency fluctuations. The constant currency service revenue growth, which includes the impact from the Novella and Encore acquisitions, is comprised of a $56.3 million increase in Product Development and a $73.9 million increase in Integrated Healthcare Services.

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(dollars in millions)
Service revenues	$3,101.8	$2,804.4	$297.4	10.6%

For the nine months ended September 30, 2014, our service revenues increased $297.4 million, or 10.6%, as compared to the same period in 2013. This increase is comprised of constant currency service revenue growth of approximately $289.7 million, or 10.3%, and a positive impact of approximately $7.7 million from the effects of foreign currency fluctuations. The constant currency service revenue growth, which includes the impact from the Novella and Encore acquisitions, is comprised of a $165.2 million increase in Product Development and a $124.5 million increase in Integrated Healthcare Services.

Costs of Revenue, Service Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in millions)
Costs of revenue, service costs	$691.1	$600.7	$2,009.3	$1,829.5
% of service revenues	65.1%	64.4%	64.8%	65.2%

When compared to the same period in 2013, service costs in the third quarter of 2014 increased $90.4 million. The increase included a constant currency increase in expenses of approximately $93.8 million, or 15.6%, partially offset by a positive impact of approximately $3.4 million from the effects of foreign currency fluctuations. The constant currency service costs growth was due to incremental costs resulting from the Novella and Encore acquisitions and increases in compensation and related expenses due to annual merit increases and an increase in billable headcount needed to support our higher volume of revenue. These increases in compensation and related expenses were partially offset by efficiencies gained from restructuring activities taken in prior years.

When compared to the same period in 2013, service costs in the first nine months of 2014 increased $179.8 million. The increase included a constant currency increase in expenses of approximately $188.8 million, or 10.3%, partially offset by a positive impact of approximately $9.0 million from the effects of foreign currency fluctuations. The constant currency service costs growth was due to incremental costs resulting from the Novella and Encore acquisitions and increases in compensation and related expenses due to (1) annual merit increases, (2) an increase in billable headcount needed to support our higher volume of revenue and (3) a reduction of an accrual for statutory profit sharing of approximately $5.4 million in 2013 as a result of guidance handed down by an administrative court in France. These increases in compensation and related expenses were partially offset by efficiencies gained from restructuring activities taken in prior years.

Selling, General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in millions)
Selling, general and administrative	$219.0	$199.6	$657.3	$627.7
% of service revenues	20.6%	21.4%	21.2%	22.4%

The $19.4 million increase in selling, general and administrative expenses in the third quarter of 2014 included a constant currency increase of $19.0 million, or 9.5%, and an increase of approximately $400,000 from a negative foreign currency impact. The constant currency increase was primarily due to (1) incremental costs from the Novella and Encore acquisitions, (2) an increase in share-based compensation and (3) increases in compensation and related expenses resulting primarily from annual merit increases and an increase in headcount.

The $29.6 million increase in selling, general and administrative expenses in the first nine months of 2014 was due to a constant currency increase of $30.1 million, or 4.8%, partially offset by a decrease of approximately $500,000 from a positive foreign currency impact. The constant currency increase was primarily due to (1) incremental costs from the Novella and Encore acquisitions, (2) an increase in share-based compensation and (3) increases in compensation and related expenses resulting primarily from annual merit increases and an increase in headcount. These increases were partially offset by expenses incurred in the first nine months of 2013 that did not recur in 2014 related to a $25.0 million fee paid in connection with the termination of our management agreement with affiliates of certain of our shareholders and a $1.5 million fee paid in connection with the modification of an agreement for the business usage of an airplane owned by GF Management Company, LLC, or GFM, a company controlled by our Executive Chairman.

Restructuring Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Restructuring costs	$1.8	$7.2	$3.7	$11.9

In 2014, our Board of Directors, or our Board, approved restructuring plans of approximately $13 million to better align our resources with our strategic direction. We recognized $1.8 million and $3.7 million of restructuring charges, net of reversals for changes in estimates, during the three and nine months ended September 30, 2014, respectively, which was primarily related to the 2014 restructuring plans. These actions are expected to occur throughout 2014 and are expected to result in severance for approximately 350 positions. We believe that this plan will result in annualized cost savings of approximately $20.0 to $25.0 million.

Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Interest income	$(0.6)	$(1.1)	$(2.9)	$(2.4)
Interest expense	$25.1	$28.8	$74.6	$96.7

Interest income includes interest received from bank balances and investments.

Interest expense during the three and nine months ended September 30, 2014 was lower than the same periods in 2013 in part due to a decrease in the average rate of interest. The average rate of interest on the term loan under our senior secured credit facility during the three and nine months ended September 30, 2014 was 75 basis points lower than it was during the same periods in 2013 due to a reduction in the interest rate pursuant to the terms and conditions in the credit agreement as well as from the refinancing transaction we completed in the fourth quarter of 2013. In addition to the lower average rate of interest, interest expense during the nine months ended September 30, 2014 also benefited from a decrease in the average debt outstanding as a result of the repayment of the $300.0 million term loan, which Quintiles Transnational Holdings Inc. obtained in February 2012 and paid in full in May 2013, the pay down of $50.0 million of outstanding indebtedness under our senior secured credit facilities in May 2013 and the mandatory prepayment of $33.8 million of outstanding indebtedness under our senior secured credit facilities in the first quarter of 2013.

Loss on Extinguishment of Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Loss on extinguishment of debt	$—	$—	$—	$16.5

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

Other (Income) Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Other (income) expense, net	$(7.8)	$3.2	$(9.6)	$1.4

Other (income) expense, net for the third quarter of 2014 includes income of approximately $8.8 million related to the change in fair value of contingent consideration from an acquisition, partially offset by other expenses, primarily consisting of $926,000 of foreign currency net losses. Other (income) expense, net for the nine months of 2014 includes income of approximately $8.6 million related to the change in fair value of contingent consideration from an acquisition as well as a gain from the sale of marketable equity securities of approximately $5.0 million, partially offset by other expenses, primarily consisting of $4.3 million of foreign currency net losses. The three and nine months ended September 30, 2013 included income of approximately $1.2 million and $1.4 million, respectively, due to changes in the estimated fair value of contingent consideration from acquisitions, which was more than offset by other expenses, primarily consisting of $4.3 million and $3.4 million of foreign currency net losses, respectively.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in millions)
Income tax expense	$41.3	$27.5	$111.0	$68.4
Effective income tax rate	31.1%	29.1%	30.1%	30.7%

Due to the potential for expiration of various federal, state, and foreign statutes of limitation, our unrecognized income tax benefits may change within the next 12 months by a range of zero to $16.6 million.

Equity in Earnings (Losses) of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Equity in earnings (losses) of unconsolidated affiliates	$1.5	$(0.4)	$9.8	$(1.6)

Equity in earnings (losses) of unconsolidated affiliates for both the three and nine month periods of 2014 increased as compared to the same periods in 2013 primarily due to gains from our investment in the NovaQuest Pharma Opportunities Fund III, L.P.

Segments

Service revenues and income from operations by segment are as follows (dollars in millions):

Three Months Ended September 30, 2014 and 2013
	Service Revenues		Income from Operations		Operating Profit Margin
	2014	2013	2014	2013	2014	2013
Product Development	$771.4	$714.2	$158.2	$140.6	20.5%	19.7%
Integrated Healthcare Services	289.6	218.5	19.9	11.7	6.9	5.3

Total segment	1,061.0	932.7	178.1	152.3	16.8%	16.3%
General corporate and unallocated expenses			(27.2)	(19.8)
Restructuring costs			(1.8)	(7.2)

Consolidated	$1,061.0	$932.7	$149.1	$125.3

Nine Months Ended September 30, 2014 and 2013
	Service Revenues		Income from Operations		Operating Profit Margin
	2014	2013	2014	2013	2014	2013
Product Development	$2,323.4	$2,144.7	$477.2	$409.4	20.5%	19.1%
Integrated Healthcare Services	778.4	659.7	40.5	30.4	5.2	4.6

Total segment	3,101.8	2,804.4	517.7	439.8	16.7%	15.7%
General corporate and unallocated expenses			(82.5)	(92.6)
Restructuring costs			(3.7)	(11.9)

Consolidated	$3,101.8	$2,804.4	$431.5	$335.3

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

Product Development

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(dollars in millions)
Service revenues	$771.4	$714.2	$57.2	8.0%
Costs of revenue, service costs	458.7	426.1	32.6	7.7
as a percentage of service revenues	59.5%	59.7%
Selling, general and administrative	154.5	147.5	7.0	4.7
as a percentage of service revenues	20.0%	20.6%

Segment income from operations	$158.2	$140.6	$17.6	12.5%

as a percentage of service revenues	20.5%	19.7%

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(dollars in millions)
Service revenues	$2,323.4	$2,144.7	$178.7	8.3%
Costs of revenue, service costs	1,374.5	1,297.0	77.5	6.0
as a percentage of service revenues	59.2%	60.5%
Selling, general and administrative	471.7	438.3	33.4	7.6
as a percentage of service revenues	20.3%	20.4%

Segment income from operations	$477.2	$409.4	$67.8	16.6%

as a percentage of service revenues	20.5%	19.1%

Service Revenues

Product Development’s service revenues were $771.4 million in the third quarter of 2014, an increase of $57.2 million, or 8.0%, over the same period in 2013. This increase was comprised of constant currency service revenue growth of $56.3 million, or 7.9%, and a positive impact of approximately $900,000 from the effects of foreign currency fluctuations. The constant currency service revenue growth was primarily a result of a volume-related increase of $31.0 million as well as $25.3 million from the Novella acquisition.

Product Development’s service revenues were $2,323.4 million in the first nine months of 2014, an increase of $178.7 million, or 8.3%, over the same period in 2013. This increase was comprised of constant currency service revenue growth of 165.2 million, or 7.7%, and a positive impact of approximately $13.5 million from the effects of foreign currency fluctuations. The constant currency service revenue growth was primarily a result of a volume-related increase of $75.6 million as well as $89.6 million from the Novella acquisition.

The volume-related service revenue growth was primarily from clinical solutions and services for both the three and nine month periods and was related to an increase in global laboratories services, clinical trial support services and clinical solutions provided on a functional resource basis. This growth was due largely to execution on the higher backlog in place as we entered the three and nine month periods. The rate of year-over-year revenue growth was negatively impacted by the wind-down of a large clinical solutions project delivered throughout 2013.

Costs of Revenue, Service Costs

Product Development’s service costs increased approximately $32.6 million in the third quarter of 2014 over the same period in 2013. This increase was comprised of a $34.4 million constant currency increase, or 8.1%, partially offset by a reduction of $1.8 million from the positive effect of foreign currency fluctuations. The constant currency service costs growth was due to incremental costs resulting from the Novella acquisition and increases in expenses directly related to our service contracts to support our higher volume of revenue. These increases in service costs were partially offset by efficiencies gained from restructuring activities taken in prior years. As a percent of service revenues, Product Development’s service costs were 59.5% and 59.7% in the third quarters of 2014 and 2013, respectively. The decrease in service costs as a percentage of service revenues was primarily a result of a closer alignment of resources with project requirements (including cost efficiencies gained from restructuring actions taken in prior years).

Product Development’s service costs increased approximately $77.5 million in the first nine months of 2014 over the same period in 2013. This increase was comprised of a $83.5 million constant currency increase, or 6.5%, partially offset by a reduction of $6.0 million from the positive effect of foreign currency fluctuations. The constant currency service costs growth was due to (1) incremental costs resulting from the Novella acquisition, (2) increases in expenses directly related to our service contracts to support our higher volume of revenue, and (3) a reduction of an accrual for statutory profit sharing of approximately $5.4 million in 2013 as a result of guidance handed down by an administrative court in France. These increases in service costs were partially offset by efficiencies gained from restructuring activities taken in prior years. As a percent of service revenues, Product Development’s service costs were 59.2% and 60.5% in the first nine months of 2014 and 2013, respectively. The decrease in service costs as a percentage of service revenues was primarily a result of a closer alignment of resources with project requirements (including cost efficiencies gained from restructuring actions taken in prior years).

Selling, General and Administrative

As a percent of service revenues, Product Development’s selling, general and administrative expenses were 20.0% and 20.6% in the third quarter of 2014 and 2013, respectively. Product Development’s selling, general and administrative expenses increased approximately $7.0 million, or 4.7%, in the third quarter of 2014 as compared to the same period in 2013. This increase was primarily caused by the impact from the Novella acquisition and increases in compensation and related expenses resulting from annual merit increases and an increase in headcount.

As a percent of service revenues, Product Development’s selling, general and administrative expenses were 20.3% and 20.4% in the first nine months of 2014 and 2013, respectively. Product Development’s selling, general and administrative expenses increased approximately $33.4 million, or 7.6%, in the first nine months of 2014 as compared to the same period in 2013. This increase was primarily caused by the impact from the Novella acquisition, increases in compensation and related expenses resulting from annual merit increases and an increase in headcount, and a growth related increase in IT costs partially offset by a positive impact of approximately $1.1 million from the effects of foreign currency fluctuations.

Integrated Healthcare Services

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(dollars in millions)
Service revenues	$289.6	$218.5	$71.1	32.6%
Costs of revenue, service costs	232.3	174.6	57.7	33.1
as a percentage of service revenues	80.2%	79.9%
Selling, general and administrative	37.4	32.2	5.2	16.2
as a percentage of service revenues	12.9%	14.8%

Segment income from operations	$19.9	$11.7	$8.2	70.5%

as a percentage of service revenues	6.9%	5.3%

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(dollars in millions)
Service revenues	$778.4	$659.7	$118.7	18.0%
Costs of revenue, service costs	634.8	532.5	102.3	19.2
as a percentage of service revenues	81.6%	80.7%
Selling, general and administrative	103.1	96.8	6.3	6.5
as a percentage of service revenues	13.2%	14.7%

Segment income from operations	$40.5	$30.4	$10.1	33.3%

as a percentage of service revenues	5.2%	4.6%

Service Revenues

Integrated Healthcare Services’ service revenues were $289.6 million in the third quarter of 2014, an increase of $71.1 million, or 32.6%, over the same period in 2013. This increase is comprised of constant currency service revenue growth of $73.9 million, or 33.9%, including $19.2 million from the Encore acquisition, partially offset by a negative impact of approximately $2.8 million due to the effect of foreign currency fluctuations.

Integrated Healthcare Services’ service revenues were $778.4 million in the first nine months of 2014, an increase of $118.7 million, or 18.0%, over the same period in 2013. This increase is comprised of constant currency service revenue growth of $124.5 million, or 18.9%, including $19.2 million from the Encore acquisition, partially offset by a negative impact of approximately $5.8 million due to the effect of foreign currency fluctuations.

For both the three and nine month periods in 2014, the increase in constant currency service revenues was driven by the impact from the Encore acquisition and an increase in commercial services in North America and Japan, as well as growth in real-world and late phase research services. These increases were partially offset by a decline in Europe due to lower revenue from an agreement to distribute pharmaceutical products in Italy as well as lower commercial services revenues. The agreement to distribute pharmaceutical products in Italy will end in the fourth quarter of 2014.

Costs of Revenue, Service Costs

Integrated Healthcare Services’ service costs increased approximately $57.7 million in the third quarter of 2014. This increase was comprised of a $59.3 million constant currency increase, or 34.0%, partially offset by a reduction of $1.6 million from the positive effect of foreign currency fluctuations.

Integrated Healthcare Services’ service costs increased approximately $102.3 million in the first nine months of 2014. This increase was comprised of a $105.2 million constant currency increase, or 19.8%, partially offset by a reduction of $2.9 million from the positive effect of foreign currency fluctuations.

For both the three and nine month periods in 2014, the constant currency increase was primarily due to the impact from the Encore acquisition and increases in compensation and related expenses resulting from an increase in billable headcount needed to support the higher volume of revenue and annual merit compensation increases. These increases in compensation and related expenses were partially offset by a decline in other expenses directly related to the agreement to distribute pharmaceutical products in Italy. Service costs as a percentage of service revenues were 80.2% and 79.9% in the third quarters of 2014 and 2013, respectively, and 81.6% and 80.7% in the first nine months of 2014 and 2013, respectively. The increase in service costs as a percentage of service revenues was primarily in Europe and reflects the competitive pricing environment for our commercial services in that region.

Selling, General and Administrative

Integrated Healthcare Services’ selling, general and administrative expenses in the three and nine months ended September 30, 2014 were higher as compared to the same periods in 2013 primarily caused by the impact from the Encore acquisition and higher compensation and related expenses.

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

We had a cash balance of $645.0 million at September 30, 2014 ($203.1 million of which was in the United States), a decrease from $778.1 million at December 31, 2013.

On October 30, 2013, our Board approved an equity repurchase program, or the Repurchase Program, authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. Through September 30, 2014, we have used $65.5 million of cash to purchase $59.1 million of stock options and $6.4 million of common stock under the Repurchase Program. We have used and intend to continue to use cash on hand to fund the Repurchase Program. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options and it can be modified, suspended or discontinued at any time. Repurchases of vested in-the-money employee stock options were made through transactions between us and our employees (other than our executive officers, who were not eligible to participate in the program) and this aspect of the Repurchase Program expired in November 2013. The Repurchase Program for common stock does not have an end date. Additional information regarding our Repurchase Program is presented in Part II, Item 2 “Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” of this Quarterly Report on Form 10-Q.

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

On July 1, 2014, we completed the acquisition of Encore for approximately $91.5 million in cash (net of approximately $2.2 million of acquired cash). Encore has operations in the United States and its business is primarily focused on providing electronic health records implementation and advisory services to healthcare providers.

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

Long-Term Debt

As of September 30, 2014, we had $2.0 billion of total indebtedness. Additionally, our senior secured credit agreement provides for a $300 million revolving credit facility. There were no amounts drawn on this revolving credit facility in the first nine months of 2014. Our long-term debt arrangements contain usual and customary restrictive covenants, and as of September 30, 2014, we believe we were in compliance with these covenants.

See “Management’s Discussion and Analysis – Liquidity and Capital Resources” and Note 10 to our audited consolidated financial statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for additional details regarding our credit arrangements.

Nine months ended September 30, 2014 and 2013

Cash Flow from Operating Activities

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Net cash provided by operating activities	$175.8	$177.9

Cash provided by operating activities decreased by $2.1 million during the first nine months of 2014 as compared to the same period in 2013. The decrease in operating cash flow reflects less cash received from upfront payments under customer contracts in the first nine months of 2014 as compared to the same period in 2013, higher payments for income taxes ($70.5 million), and higher cash used for incentive compensation. These decreases in operating cash flow were partially offset by an increase in net income as well as lower payments for interest ($20.6 million). In addition, net income for the first nine months of 2013 included cash expenses totaling $32.5 million for a fee paid in connection with the termination of our management agreement with affiliates of certain of our shareholders ($25.0 million), a fee paid in connection with the modification of an agreement for the business usage of an airplane owned by GFM ($1.5 million), and a termination fee for the repayment of the $300.0 million term loan ($6.0 million), which did not recur in the 2014 period.

Cash Flow from Investing Activities

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Net cash used in investing activities	$(145.9)	$(224.0)

Cash used in investing activities decreased by $78.1 million during the first nine months of 2014 as compared to the same period in 2013. This decline in the use of cash in the first nine months of 2014 was primarily related to lower cash used for the acquisition of businesses. The 2014 period includes approximately $92.2 million primarily for the acquisition of Encore, as compared to the 2013 period which includes the acquisition of Novella for approximately $145.0 million. Also contributing to the decline was lower cash used for property, equipment and software and an increase in proceeds from the sale of equity securities.

Cash Flow from Financing Activities

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Net cash (used in) provided by financing activities	$(144.4)	$104.3

Net cash used in financing activities increased by $248.7 million to $144.4 million during the first nine months of 2014, as compared to cash provided by financing activities of $104.3 million in the same period in 2013. The cash used in financing activities in the first nine months of 2014 was primarily related to the repurchase of common stock ($165.1 million) partially offset by stock issued under employee stock purchase and option plans ($23.2 million). The cash provided by financing activities in the first nine months of 2013 was primarily related to the net proceeds from our initial public offering, or IPO, in May 2013 ($489.6 million). The net IPO proceeds were partially offset as a result of repayment of all amounts outstanding under the $300.0 million term loan and $83.8 million of repayments on our senior secured credit facilities, which included a voluntary pay down of $50.0 million and a mandatory prepayment of $33.8 million as a result of excess cash flow (as defined in the credit agreement).

Net New Business Reporting and Backlog

Net new business is the value of services awarded during the period from projects under signed contracts, letters of intent and, in some cases, pre-contract commitments, which are supported by written communications and adjusted for contracts that were modified or canceled during the period.

Consistent with our methodology for calculating net new business during a particular period, backlog represents, at a particular point in time, future service revenues from work not yet completed or performed under signed contracts, letters of intent and, in some cases, pre-contract commitments that are supported by written communications. Once work begins on a project, service revenues are recognized over the duration of the project. Included within backlog at September 30, 2014 is approximately $7,193 million of backlog that we do not expect to generate revenue in the next 12 months.

Backlog was as follows:

	September 30, 2014	December 31, 2013
	(in millions)
Backlog	$10,746	$9,855

Net new business was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net new business	$1,512	$1,341	$4,014	$3,600

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective.

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

Purchases of Equity Securities by the Issuer

The following table summarizes the Repurchase Program activity for the three months ended September 30, 2014 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except share and per share data)
July 1, 2014 – July 31, 2014	—	$—	—	$59,486
August 1, 2014 – August 31, 2014	—	$—	—	$59,486
September 1, 2014 – September 30, 2014	—	$—	—	$59,486

	—		—

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Durham, State of North Carolina, on October 30, 2014.

QUINTILES TRANSNATIONAL HOLDINGS INC.

/s/ Kevin K. Gordon
Kevin K. Gordon Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	X