Form 10-K
period 2014-12-31
Quintiles Transnational Holdings Inc.
filed 2015-02-12
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price as reported on the New York Stock Exchange on June 30, 2014, the last business day of the registrant’s most recently completed second quarter, was approximately $3,275,274,595.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	124,315,113 shares outstanding as of February 5, 2015

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

QUINTILES TRANSNATIONAL HOLDINGS INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.” Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I

Item 1. Business

Overview

We are the world’s largest provider of biopharmaceutical development services and commercial outsourcing services. We are positioned at the intersection of business services and healthcare and generated $4.2 billion of service revenues in 2014, conduct business in approximately 100 countries and have approximately 32,600 employees. We use the breadth and depth of our service offerings, our global footprint and our therapeutic, scientific and analytics expertise to help our biopharmaceutical customers, as well as other healthcare customers, to be more successful in an increasingly complex healthcare environment.

Since our founding in 1982, we have grown to become a leader in the development and commercialization of new pharmaceutical therapies. Our Product Development segment is the world’s largest contract research organization, or CRO, based upon the most recently available public information of reported service revenues, and is focused primarily on Phase II-IV clinical trials and associated laboratory and analytical activities. Our Integrated Healthcare Services segment includes one of the leading global commercial pharmaceutical sales and service organizations. Integrated Healthcare Services provides a broad array of services, including commercial services, such as contract pharmaceutical sales forces, and healthcare business services for the broader healthcare sector, such as real-world and late phase research, market access and consulting, health information analytics and technology consulting, and other healthcare solutions. Product Development contributed approximately 74% and Integrated Healthcare Services contributed approximately 26% to our 2014 service revenues. Additional information regarding our segments is presented in Note 20 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our global scale and capabilities enable us to work with the leading companies in the biopharmaceutical sector. During each of the last 12 years, we have worked with the 20 largest biopharmaceutical companies ranked by 2013 reported revenues. We have provided services in connection with the development or commercialization of the top 100 best-selling biopharmaceutical products and the top 50 best-selling biologic products, from 2013 as measured by reported sales. Of the new molecular entities, or NMEs, and new biological license applications, or BLAs, approved by the United States Food and Drug Administration, or FDA, from 2004 through 2013, we helped develop or commercialize 100% of the central nervous system drugs, 92% of the oncology drugs and 87% of the cardiovascular drugs.

In 2014, our service revenues were $4.2 billion and our net income attributable to our shareholders was $356.4 million. In addition, our 2014 net new business was $5.6 billion, and we ended the year with $11.2 billion in backlog. Our backlog is diversified with 37% from top 10 biopharmaceutical companies, 22% representing contracts with biopharmaceutical companies ranked as 11-20, 19% representing contracts with biopharmaceutical companies ranked as 21-50, and 22% representing contracts with biopharmaceutical companies outside the top 50, in each case, as ranked by 2013 sales. See Part I, Item 1, “Business—Net New Business Reporting and Backlog” for more detail. During each of the last seven years, we have had at least eight customers from whom we earned more than $100 million in service revenues. No single customer represented more than 10% of our 2014 revenues.

Our Markets

The market served by Product Development consists primarily of biopharmaceutical companies, including medical device and diagnostics companies, that outsource services associated with the development of pharmaceutical products, such as clinical trials. We estimate that total research and development, or R&D, spending was approximately $140 billion in 2014 of which biopharmaceutical spending on drug development was approximately $95 billion, and we estimate that our addressable market (clinical development spending excluding preclinical spending) was approximately $52 billion. The portion of this $52 billion that was outsourced in 2014, based on our estimates, was approximately $21 billion. We estimate that the potential market for Product Development’s services will experience a compound annual growth rate, or CAGR, of 6%-8% from 2014 through 2017 as a result of increased R&D spending by biopharmaceutical companies and the increased outsourcing of this spending as compared to 2013.

Integrated Healthcare Services primarily addresses markets related to the use of approved biopharmaceutical products. We estimate that total spending related to approved drugs, including biopharmaceutical spending on commercialization of these drugs and expenditures by participants in the broader healthcare market on real-world research, healthcare technology implementation analytics, and evidence-based medicine, exceeded $98 billion in 2014. Integrated Healthcare Services links product development to healthcare delivery. This segment’s services include commercial services such as recruiting, training, deploying and managing a global sales force, channel management, patient engagement services, market access consulting, brand communication, consulting, and health information analytics and technology consulting. In addition, Integrated Healthcare Services offers real-world late phase services such as observational studies, comparative effectiveness studies and product and disease registry services, which are intended to help increase the quality and cost-effectiveness of healthcare and payer provider solutions. We believe that a combination of cost pressure in healthcare systems around the world and the increasing focus on the value and efficacy of pharmaceutical therapy provide us many opportunities to grow our revenues and expand our service offerings by improving the cost-effectiveness of drug therapies.

We believe that we are well-positioned to benefit from current trends in the biopharmaceutical and healthcare industries that affect our markets, including:

Trends in R&D Spending. We estimate that R&D spending was approximately $140 billion in 2014 and will grow to approximately $150 billion in 2017, with drug development accounting for approximately 68% of total expenditures. R&D spending trends are impacted as a result of several factors, including major biopharmaceutical companies’ efforts to replenish revenues lost from the so-called “patent cliff” of recent years, increased access to capital by the small and midcap biotechnology industry, and recent increases in pharmaceutical approvals by regulatory authorities. In 2014, there were approximately 4,620 drugs in the Phase I-III development pipeline, an increase of 35% since 2008, and there were 41 NME approvals by the FDA in 2014 which was the highest number of approvals in any of the past 18 years. We believe that further R&D spending, combined with the continued need for cost efficiency across the healthcare landscape, will continue to create opportunities for biopharmaceutical services companies, particularly those with a global reach and broad service offerings, to help biopharmaceutical companies with their pre- and post-launch product development and commercialization needs.

Growth in Outsourcing. We estimate that clinical development spending outsourced to CROs in Phases I-IV in 2014 was approximately $21 billion and will grow to approximately $26 billion by 2017. We expect outsourced clinical development to CROs to grow 6%-8% annually during this period. Of this annual growth, we believe that up to 2% will be derived from increased R&D expenditures, with the remainder coming from increased outsourcing penetration. We estimate that overall outsourcing penetration in 2014 was 39%. The market served by Integrated Healthcare Services is diverse, which makes it difficult to estimate the current amount of outsourced integrated healthcare services and the expected growth in such services. However, based on our knowledge of these markets we believe that, while the rate of outsourcing penetration varies by market within Integrated Healthcare Services, the current outsourcing penetration of the estimated $98 billion addressable market is approximately 23%. As business models continue to evolve in the healthcare sector, we believe that the growth rate for outsourcing across the Integrated Healthcare Services markets will be similar to the growth in clinical development.

We believe that we are well positioned for the future evolution of the healthcare sector as increasing demand from governments and other payers around the world for quality, accountability and value for money drive biopharmaceutical companies, providers and other healthcare organizations to transform their value chain away from a vertically integrated model to one that is more focused on their core competencies. In particular, we believe that the following trends will result in increased outsourcing to global biopharmaceutical services companies:

•

Maximizing Productivity and Lowering Costs. Declining R&D productivity, increased development costs and diminished returns on marketing and sales have negatively impacted biopharmaceutical companies. We believe that the need for biopharmaceutical companies to maximize productivity and lower costs in their product development and commercial operations will cause them to look to partners as they enter into outsourcing arrangements to improve efficiency, increase sales force utilization and effectiveness, improve clinical success rates and turn fixed costs into variable costs across their R&D and commercial operations.

•	Managing Complexity. Biopharmaceutical companies face environments in which it has become increasingly difficult to operate. Improved standards of care in many therapeutic areas and the emergence of new types of therapies, such as biologics, genetically targeted therapies, gene and stem cell therapies, and other treatment modalities have led to more complex development and regulatory pathways, such as recently released guidelines in the United States and Europe for the development of “biosimilar” products. We believe that our global clinical development capabilities, including our expertise in biomarkers and genomics and our global laboratory network, position us well to help biopharmaceutical companies manage the complexities inherent in an environment where this type of expertise is important.

•	Providing Enhanced Value for Patients. As healthcare costs rise globally, governments and third-party payers have looked for ways both to control healthcare expenditures and increase the quality, safety and effectiveness of drug therapies. Governments and regulatory bodies have adopted, and may continue to adopt, healthcare legislation and regulations that may significantly impact the healthcare industry by demanding more value for money spent and financial accountability for patient outcomes. Such legislation and regulations may tie reimbursement to the demonstrated clinical efficacy of a therapy, require payers and providers to demonstrate efficacy in the delivery of healthcare services and require more evidence-based decisions, all of which we believe will increase the demand for innovative and cost-effective commercialization strategies and outcome research and data analytics services.

•	Increased Importance of Product Development in Local Markets. Increasingly, regulators require trials involving local populations as part of the process for approving new pharmaceutical products, especially in certain Asian and emerging markets. Understanding the epidemiological and physiological differences in different ethnic populations and being able to conduct trials locally in certain geographies will be important to pharmaceutical product growth strategies, both for multinational and local/regional biopharmaceutical companies. We believe that our global clinical development capabilities and unmatched presence in Asia and other emerging markets make us a strong partner for biopharmaceutical companies managing the complexities of international drug development.

•	Increasing Number of Phase II-IV Clinical Trials. Based on the current and expected composition of the global drug development pipeline, we believe that spending on Phase II-IV clinical trials will continue to increase. As the complexity and cost of Phase II-IV trials grow, trial sponsors will continue to seek to recruit patients on a global basis. We believe that this increased spending and the demand for global patient recruitment will favor the limited number of biopharmaceutical services companies that have both the capabilities to administer large, complex global clinical trials and relationships with thought-leading investigators and trial sites. In addition, as these drugs come to market, we believe that biopharmaceutical companies will also seek to outsource an increasing amount of the commercial and other integrated healthcare services necessary to effectively launch and market these drugs.

•	Increase in Strategic Collaborations. Larger CROs are able to provide a greater variety of services and therapeutic expertise to the biopharmaceutical community. Biopharmaceutical companies continue to enter into long-term strategic collaborations with global service providers. We believe that biopharmaceutical companies have historically preferred, and will continue to prefer, financially sound, global service providers with broad therapeutic and functional expertise such as our company when selecting strategic providers.

Our Strategy

We believe that we are positioned to be the partner of choice to biopharmaceutical companies worldwide and a key resource to other healthcare industry participants who are looking to improve operational, therapeutic and patient outcomes. We differentiate ourselves from others in our industry through our competitive strengths and strategies, which include:

Global Scale and Leadership. We offer global capabilities in the biopharmaceutical services industry, with a presence in all of the major biopharmaceutical markets, including the United States, Japan, and Europe in addition to Brazil, Russia, India and China, or the BRIC countries. Our extensive global footprint provides us substantial local expertise in multinational patient populations and regulatory schemes that allows us to effectively serve customers worldwide. We believe that our industry leading size, global scale and significant technology and process capabilities differentiate us by enabling us to effectively manage increasingly complex and global clinical trials with continuous clinical data monitoring and niche pools of patients from around the world. Based on the most recent publicly available information, our service revenues were nearly 1.6 times the size of our closest public CRO competitor. We have earned a reputation as an industry and thought leader, which is reflected in our financial and operational performance. We believe we have the largest share of the outsourced global clinical and commercialization markets. Our broad geographic diversification is represented by operations in approximately 100 countries. Based on our public competitors’ most recently available information of reported service revenues, we believe we are the market leader in the United States, Japan and Europe, the three largest biopharmaceutical markets in the world. In addition, as of December 31, 2014, we had approximately 32,600 employees with the majority located outside the United States, including significant numbers in Japan and Europe. For more information regarding the geographic scope of our business, see Note 19 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For more information regarding our employee base, see “Employees” below.

Broad, Deep and Diverse Relationships. We believe that the breadth and depth of our service offerings allow us to establish and develop relationships with key decision makers throughout our customers’ organizations. During each of the last 12 years, we have worked with the 20 largest biopharmaceutical companies, as measured by their respective 2013 reported revenues. In 2014, we had 14 customers from whom we earned at least $100 million in service revenues. We also work with over 550 small, mid-size and other biopharmaceutical companies outside the 20 largest by revenues. These customers accounted for approximately 36% of our net new business in 2014. We also have broad, deep and diverse relationships with clinics, large hospitals and health systems through which we have access to thousands of investigators and other providers worldwide. We intend to leverage our strong relationships to assist our customers as they seek to reduce and variabilize their cost structures while increasing their probability of product success.

Therapeutic and Scientific Expertise. We believe our deep scientific, therapeutic and domain expertise enables us to help customers solve the complex challenges inherent in drug development and commercialization. We also believe that the breadth of our expertise, from expert consulting to data-driven planning and design, enables us to help biopharmaceutical companies improve operational efficiency and outcomes. We have continued to invest in developing world-class scientific capabilities underpinned with a focus on delivering consistent, high-quality services to our customers throughout the world. We have a strong therapeutic focus on oncology, cardiovascular, central nervous system, diabetes and internal medicine as these five therapeutic areas represent more than 70% of the total biopharmaceutical product pipeline in 2014 and are generally highly complex and require significant scientific expertise and global scale. Our employees have substantial scientific, quantitative, analytical and applied technology skills and substantial expertise in numerous therapeutic areas, with over 2,750 Ph.D.s, medical doctors, statisticians and statistical programmers on our staff worldwide.

Integrated Services to Enable Better Decision-making in the Broader Healthcare Market. We believe that sustainable and growing revenue can be achieved through differentiation of services, coupled with deeper and broader relationships and a commitment to structuring flexible and innovative solutions to meet the diversified and changing needs of the healthcare industry. We use our extensive scope of services to design innovative and flexible solutions tailored for our customers’ needs in an increasingly complex environment. Our core market is product development, and we have deep and global expertise across the phases of this market from first-in-man trials through post-marketing studies. Our services are designed to provide integrated solutions that address the complex challenges faced by a broad range of healthcare industry participants. We believe that our significant capabilities in analytics, clinical science and real-world data, combined with our broad commercial, consulting and post-launch expertise, will enable us to meet the research and analytical needs of healthcare industry participants from the development and commercialization organizations within traditional and emerging biopharmaceutical companies to the broader healthcare market, including the needs of payers and providers to measure the value of various treatments and patient outcomes.

Experienced, Highly Trained Management and Staff. Our senior management team includes executives with experience from inside and outside the biopharmaceutical and biopharmaceutical services industries who use their decades of experience to serve our customers and grow our company. Each of our executive officers has more than 25 years of experience in large, multinational organizations. Our management and staff are comprised of approximately 32,600 employees worldwide, of whom nearly 950 are medical doctors and more than 1,000 possess a Ph.D. or equivalent. Our employees contribute to a company-wide culture focused on delivering services and information that meet or exceed the quality standards demanded by customers, doctors, patients and regulatory authorities. At this time, we have over 7,100 contract medical sales representatives, a sales force that is comparable in size to the sales forces of many large biopharmaceutical companies. We strive to maintain a culture that reinforces collaboration, motivation and innovation which is consistent with our core values and Code of Conduct: Doing the Right Thing.

Technology Solutions and Process/Data Capabilities. For over 32 years, we have been devoted to advancing state of the art technology, processes and analytics to optimize our service offerings and provide our customers with the information they need to quickly make critical decisions regarding the development and commercialization of their products. We have focused on investment in quality data, including de-identified electronic health records, or EHR. Because data are only as good as the analytics used to analyze them, we have also invested heavily in data analytics products, services and professionals. As part of this investment, we created our proprietary data integration tool, the Quintiles Infosario® platform, which is a suite of modules that integrates data from across multiple source systems to provide us and our customers with current, quality and comprehensive information regarding clinical trials, allowing decisions to be made quickly and efficiently. In addition, we have developed a planning and design platform and other software solutions to enable improvements to the drug development process and to demonstrate the value of biopharmaceutical products in the real world.

Our History

We were founded in 1982 by Dennis B. Gillings, CBE, Ph.D., who was a biostatistics professor at the University of North Carolina at Chapel Hill. Dr. Gillings and his cofounder pioneered the use of sophisticated statistical algorithms to improve the quality of data used to determine the efficacy of various drug therapies. We expanded internationally into Europe in 1987 and into Asia in 1993. In 1994, we completed an initial public offering, or IPO, and in 2003 we exited the public markets through a going private transaction. In May 2013, we returned to the public markets by completing an IPO on the New York Stock Exchange, or NYSE.

Services

We address the needs of the healthcare industry by providing product development and integrated healthcare services to help our customers navigate the complex healthcare environment and improve outcomes. The broad scope of our services allows us to help our customers rapidly assess the viability of a growing number of potential new therapies, cost-effectively accelerate development of the most promising ones, launch new products to the market quickly, and evaluate their impact and appropriate use on patients.

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

Clinical Solutions & Services

Project Management and Clinical Monitoring

Drawing upon our years of experience, our site databases, our site relationships and our highly trained staff, Clinical Solutions & Services enables the efficient conduct and coordination of multi-site trials (generally Phase II-IV). Clinical Solutions & Services’ service offerings include protocol design, feasibility and operational planning, site start up, patient recruitment, project management and monitoring of the investigator sites and data from patient visits.

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

Site and Regulatory Start Up. The process of identifying, training and contracting with sites while also securing regulatory and ethics approval is a complex and time-consuming aspect of clinical trials. We have a dedicated unit that draws upon our experience from participating in trials globally across multiple therapeutic areas for over 30 years. We utilize technology and analytics to simplify and streamline this process, reducing time to first patient in and laying the groundwork for successful trial execution.

Patient Recruitment. We assist our customers in recruiting patients for clinical trials through investigator relationships, media advertising, use of web-based techniques and other methods. We also help to ensure patients are retained for the duration of the trials. We use informatics tools and media-based recruitment methods to identify, reach and recruit the appropriate patients. Our patient recruitment system includes informatics tools and media-based recruitment methods to provide broad pools of prescreened patients as well as an efficient enrollment process and a call center. Through our global patient recruitment programs, we have enrolled on average over 100,000 patients in Phase I-III trials annually during the last six years.

Clinical Monitoring. We deploy and manage clinical research associates, or CRAs, to work with and monitor sites to assure the quality of the data, which we gather according to Good Clinical Practice, or GCP, and International Conference on Harmonisation, or ICH, regulations and guidelines, and to meet the customers’ and regulatory authorities’ requirements according to the study protocol. CRAs also assist with site initiation, training, patient enrollment and retention. Regulatory authorities are encouraging the use of innovative approaches in trial monitoring, and we have deployed targeted, data-driven, risk-based, monitoring techniques to improve monitoring efficiency and effectiveness, focusing on the areas most likely to impact the quality of the data and safety of the patients in their particular trial.

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

Biostatistical Services. We provide statistical analyses of scientific databases for all phases of the drug development process. Biostatistics is at the core of every clinical trial, and we have been pioneering the use of biostatistics since our founding in 1982. We have nearly 800 biostatisticians and statistical programmers around the world, of whom more than 60% have advanced degrees. We use biostatistics to assist our customers in speeding drug development, staying current with evolving best practices, navigating regulatory requirements and developing and qualifying biomarkers.

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

Genomic Laboratory. We provide a broad range of solutions in support of our customers’ clinical trial and research efforts, including experiment design, sample analysis, nucleic acid isolation, gene expression profiling, genotyping, next generation sequencing and advanced bioinformatics. Our services include whole genome to focused set gene expression profiling and genotyping assays along with DNA and RNA sequencings services, sequence enrichment technologies and bioinformatics support. Our quality system is designed to adhere to Clinical and Laboratory Standards Institute guidelines, and our Clinical Laboratory Improvements Amendments, or CLIA, certified laboratory supports good laboratory practice, or GLP, compliance.

Bioanalytical Laboratories. We offer our customers a broad range of GLP and non-GLP bioanalytical testing to support pharmacokinetic/pharmacodynamic, or PK/PD, studies, and absorption, distribution, metabolism and elimination studies in the early phases of clinical testing. Utilizing our global Phase I network, we can provide our customers with a rapid turnaround of bioanalytical/PK data to support the efficient completion of Phase I trials. By combining our global central laboratories and our Phase I networks, we believe that we can help biopharmaceutical companies make better decisions faster.

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

Safety and Pharmacovigilance Operations. Conducting clinical trials requires a dedicated, separate process to collect, analyze and report safety events. We have extensive experience, scale and geographic coverage for case management services. Our safety management system combines our expertise, standard operating procedures and best practices derived from thousands of projects. Underpinned by our technology, we help customers efficiently manage fluctuating case loads, streamline global operations and compliance, and gain better insights into clinical trial operations. We customize our lifecycle safety suite of services to monitor drug safety, including managing case reports, performing safety risk profiling and improving operation efficiency, quality and regulatory compliance.

Phase I Clinical Pharmacology Services. Phase I trials often involve testing a new drug on a limited number of healthy volunteers and patients. For such Phase I trials, we own and operate three clinical pharmacology units (Phase I clinics) where we perform the core clinical functions related to these trials, with support from the specialized expertise and functions from other members of Clinical Solutions & Services. Our Phase I trial capabilities include dose ranging, bioavailability/bioequivalence studies, PK/PD modeling, first administration to humans, multiple dose tolerance, dose effect relationship and metabolism studies. Our global Phase I network includes 190 beds with operations in Overland Park, Kansas (United States) and London, United Kingdom.

Strategic Planning and Design

Through our strategic planning and design services, we offer consultation services to improve decisions and performance including portfolio, program and protocol planning and design, biomarker consultation, benefit-risk management, regulatory affairs, biostatistics, modeling and simulation, and personalized medicine.

Biomarkers, Genomics and Personalized Medicine. Personalized medicine is an emerging practice of medicine that uses information about a person’s genes, proteins and environment to prevent, diagnose and treat disease. We support biopharmaceutical companies with deep expertise in the complex and groundbreaking efforts in the area of biomarker and genomics research, testing and analysis with a comprehensive suite of services, including biomarker discovery and development, assay development and validation, genomics, digital pathology and consultation on the use of biomarkers to improve patient selection for clinical trials.

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

Planning and Design. Our Center for Integrated Drug Development has developed an innovative approach to strategic clinical research planning with a design platform that includes a modeling and simulation process for scenario planning and risk assessment to support portfolio, program development and protocol planning.

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

Market Entry/Market Exit. Market entry services help biopharmaceutical companies quickly and successfully launch products before or in lieu of establishing a long-term commercial infrastructure. Market exit services help biopharmaceutical companies manage the regulatory, quality and governance issues that arise when exiting unprofitable or less profitable markets. Market entry and market exit services are integrated solutions that can include assistance with regulatory compliance, market access, brand strategy, import and distribution logistics, and sales and marketing programs.

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

Real-World and Late Phase Research

Since 2011, our Real World and Late Phase Research group has designed and implemented nearly 400 patient registries and post-approval programs with expertise across approximately 100 countries and numerous therapeutic areas. We provide real-world and late phase research to monitor safety and evaluate benefit-risk, demonstrate effectiveness, gain market access and expand labeling and approved indications. Services offered include observational studies, product and disease registries, safety and surveillance, risk management and risk evaluation and mitigation strategies, comparative and cost effectiveness, expanded labeling, health economics and outcomes, patient-reported outcomes, quality of life, medical record review, and electronic medical record and EHR studies.

Communication and Health Engagement Services

Digital Patient Services. Our digital patient services are designed to find and mobilize patients into clinical research, observational studies and disease management programs, retain patients through engagement strategies, and generate evidence such as patient reported outcomes, laboratory data and device diagnostics directly from patients.

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

Other Healthcare Solutions

We utilize our global integrated health service platform, together with our scientific and clinical expertise, to offer a range of specialized services to organizations and users across the care continuum, including governments, hospitals, physician offices and pharmacies. These services include comparative and cost-effectiveness research capabilities, clinical management analytics, decision support services, medication adherence and health outcome optimization services, and web-based systems for measuring quality improvement. Our July 2014 acquisition of Encore Health Resources, or Encore, enhanced our EHR expertise, which is becoming increasingly important as biopharmaceutical customers, payers, and providers focus on measuring outcomes based on real-world performance in terms of clinical effectiveness and value.

Customers and Marketing

To provide and coordinate service offerings to our customers, we have business development efforts across our service offerings and within many individual service offerings, and we also maintain an integrated business development group. To foster accountability in key service offering areas, each offering area has a designated leader who drives the financial contribution of that offering area. These two axes of business development direct the selling and business development personnel in each of our major locations in the United States and throughout Europe, Asia, Japan, Canada and Latin America, providing coverage of both multi-national and regional/domestic biopharmaceutical companies.

We take a holistic customer-oriented view toward business development. Our integrated business development group is responsible for assessing our customers’ current and future needs and helping to define the right service offerings to be delivered at the right time. This group includes dedicated customer teams that deliver customized solutions from the full breadth and depth of our service offerings for the world’s leading biopharmaceutical companies. In addition, we continue to evolve our relationships with our small, mid-size and other biopharmaceutical customers outside the 20 largest biopharmaceutical companies based on 2013 reported revenues.

In 2014, we earned service revenues of over $100 million each in seven countries in North America, Europe and Asia. Please refer to Note 19 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding our foreign and domestic operations in 2014, 2013 and

2012. For a discussion of risks attendant to our foreign operations, see “Risk Factors—Our business is subject to international economic, political and other risks that could negatively affect our results of operations and financial condition.”

Our service revenues were attributed to our segments as follows:

	Year Ended December 31,
	2014	2013	2012
Product Development	74.4%	76.7%	73.9%
Integrated Healthcare Services	25.6	23.3	26.1

Total	100.0%	100.0%	100.0%

Additional information regarding our segments is presented in Note 20 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

No single customer accounted for 10% or more of our consolidated service revenues in 2014, 2013 or 2012. In the past, we have derived, and may in the future derive, a significant portion of our service revenues from a relatively limited number of major projects or customers. As biopharmaceutical companies continue to outsource large projects and/or functions to fewer providers, this concentration of business could increase.

Competition

The market for our product development services is highly competitive, and we compete against traditional CROs, the in-house R&D departments of biopharmaceutical companies, universities and teaching hospitals. Among the traditional CROs, there are several-hundred small, limited-service providers, several medium-sized firms and only a few full-service companies with global capabilities. Consolidation among CROs likely will result in greater competition among the larger CROs for customers, clinical personnel and acquisition candidates. Product Development’s primary competitors include Pharmaceutical Product Development, Inc., PAREXEL International Corporation, ICON plc, inVentiv Health, Inc., or inVentiv, INC Research, PRA International, and Covance, Inc., which has entered into a merger agreement with Laboratory Corporation of America Holdings, or LabCorp, that is expected to close in February 2015, among others. Competitive factors for product development services include:

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

Government Regulation

Good Clinical Practice

GCP regulations and guidelines contain the industry standards for the conduct of clinical trials with respect to the integrity of the data and safety of the research subjects. The FDA, the European Medicines Agency, or EMA, Japan’s Ministry of Health, Labour and Welfare and many other regulatory authorities require that study results and data submitted to such authorities be based on trials conducted in accordance with GCP provisions. Records for clinical trials must be maintained for specified periods for inspection by the FDA and other regulators. Significant non-compliance with GCP requirements can result in the disqualification by regulators of data collected during the clinical trial.

Our standard operating procedures related to clinical trials are written in accordance with regulations and guidelines appropriate to the region where they are used, thus helping to ensure compliance with GCP. FDA regulations and guidelines serve as a basis for our North American standard operating procedures. Within Europe, we perform our work subject to the EMA’s Note for Guidance “Good Clinical Practice for Trials on Medicinal Products in the European Community.” All clinical trials (other than those defined as non-interventional) to be submitted to the EMA must meet the requirements of the ICH’s GCP standards. Our offices in Asia and in Latin America have developed standard operating procedures in accordance with their local requirements and in harmony with our North American and European operations.

Regulation of Drugs, Biologics and Medical Devices

In the United States, pharmaceutical, biological and medical device products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, the Public Health Service Act, or the PHS Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical, biological and medical device products. Failure to comply with applicable United States requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve a pending NDA for a new drug, a BLA for a new biological product, or PMA or clearance for a new medical device, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

In particular, personal health-related information is recognized in many countries such as the United States, the European Union, and several countries in Asia, as a special, sensitive category of personal information, subject to additional mandatory protections. Violations of data protection regulations are subject to administrative penalties, civil money penalties and criminal prosecution, including corporate fines and personal liability.

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

Net New Business Reporting and Backlog

Net new business is the expected service revenues awarded during the period from projects under signed contracts, letters of intent and, in some cases, written pre-contract commitments, and adjustments on contracts modified or canceled during the period. Net new business under sole provider arrangements is recorded over the life of the arrangement as projects are awarded.

Consistent with our methodology for calculating net new business during a particular period, backlog represents, at a particular point in time, future service revenues from work not yet completed or performed under signed contracts, letters of intent and, in some cases, pre-contract commitments that are supported by written communications. Once work begins on a project, service revenues are recognized over the duration of the project. Included within backlog at December 31, 2014 is approximately $7,593 million of backlog that we do not expect to generate revenue in the next 12 months.

Backlog was as follows:

	December 31,
	2014	2013
	(in millions)
Backlog	$11,244	$9,855

Net new business was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Product Development	$4,374	$3,772	$3,474
Integrated Healthcare Services	1,228	1,127	1,027

Total	$5,602	$4,899	$4,501

We believe that backlog and net new business may not be consistent indicators of future revenues because they have been and likely will be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, cancellations, and changes to the scope of work during the course of projects. Projects that have been delayed remain in backlog, but the timing of the revenue generated may differ from the timing originally expected. Additionally, projects may be terminated or delayed by the customer or delayed by regulatory authorities. If a customer cancels an order, we may be reimbursed for the costs we have incurred. However, we typically do not have a contractual right to the full amount of the revenue reflected in our backlog or net new business contracts in the event of cancellation. For more details regarding risks related to our backlog, see “Risk Factors—The relationship of backlog to revenues varies over time.”

Employees

As of December 31, 2014, we had approximately 32,600 full-time equivalent employees in approximately 60 countries, comprised approximately of 12,300 in the Americas region, 10,100 in the Europe and Africa region and 10,200 in the Asia-Pacific region, with at least 500 employees in 10 countries around the world. As of December 31, 2014, Product Development and Integrated Healthcare Services had approximately 21,400 and 9,500 full-time equivalent employees, respectively. In addition, our centralized operations/corporate office had approximately 1,700 full-time equivalent employees.

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

Backlog represents future service revenues from work not yet completed or performed under signed contracts, letters of intent and, in some cases, written pre-contract commitments. Once work begins on a project, revenue is recognized over the duration of the project. Projects may be terminated or delayed by the customer or delayed by regulatory authorities for reasons beyond our control. To the extent projects are delayed, the timing of our revenue could be affected. In the event that a customer cancels a contract, we typically would be entitled to receive payment for all services performed up to the cancellation date and subsequent customer-authorized services related to terminating the canceled project. Typically, however, we have no contractual right to the full amount of the revenue reflected in our backlog in the event of a contract cancellation. The duration of the projects included in our backlog, and the related revenue recognition, range from a few weeks to many years. Our backlog may not be indicative of our future revenues, and we may not realize all the anticipated future revenue reflected in our backlog. A number of factors may affect backlog, including:

•	the size, complexity and duration of the projects;

•	the cancellation or delay of projects; and

•	change in the scope of work during the course of a project.

Our backlog at December 31, 2014 was $11,244 million compared to backlog of $9,855 million at December 31, 2013. Although an increase in backlog will generally result in an increase in revenues to be recognized over time (depending on the level of cancellations), an increase in backlog at a particular point in time does not necessarily correspond directly to an increase in revenues during a particular period. The extent to which contracts in backlog will result in revenue depends on many factors, including but not limited to delivery against projected schedules, the need for scope changes (change orders), contract cancellations and the nature, duration, size, complexity and phase of the contracts, each of which factors can vary significantly from time to time. Our $11,244 million of backlog at December 31, 2014 included approximately $7,593 million of backlog that we do not expect to generate revenue in 2015 as compared to our $9,855 million of backlog at December 31, 2013, which included approximately $6,342 million of backlog that we did not expect to generate revenue in 2014.

The rate at which our backlog converts to revenue may vary over time for a variety of reasons. The revenue recognition on larger, more global projects could be slower than on smaller, less global projects for a variety of reasons, including but not limited to an extended period of negotiation between the time the project is awarded to us and the actual execution of the contract, as well as an increased timeframe for obtaining the necessary regulatory approvals. Additionally, the increased complexity of trials and the need to enroll precise patient populations could extend the length of trials causing revenue to be recognized over a longer period of time. Further, delayed projects will remain in backlog, unless otherwise canceled by the customer, and will not generate revenue at the rate originally expected. Thus, the relationship of backlog to realized revenues may vary over time.

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

Although we did not have any customer that represented 10% or more of our service revenues in 2014, 2013, or 2012, we derive the majority of our revenues from a number of large customers. If any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

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

We have significant operations in foreign countries that may require complex arrangements to deliver services on global contracts for our customers. Additionally, we have established operations in locations remote from our most developed business centers. As a result, we are subject to heightened risks inherent in conducting business internationally, including the following:

•	conducting a single trial across multiple countries is complex, and issues in one country, such as a failure to comply with local regulations or restrictions, may affect the progress of the trial in the other countries, for example, by limiting the amount of data necessary for a trial to proceed, resulting in delays or potential cancellation of contracts, which in turn may result in loss of revenue;

•	the United States or foreign countries could enact legislation or impose regulations or other restrictions, including unfavorable labor regulations, tax policies or economic sanctions, which could have an adverse effect on our ability to conduct business in or expatriate profits from the countries in which we operate;

•	foreign countries are expanding or may expand their regulatory framework with respect to patient informed consent, protection and compensation in clinical trials, which could delay or inhibit our ability to conduct trials in such jurisdictions;

•	the regulatory or judicial authorities of foreign countries may not enforce legal rights and recognize business procedures in a manner in which we are accustomed or would reasonably expect;

•	changes in political and economic conditions may lead to changes in the business environment in which we operate, as well as changes in foreign currency exchange rates;

•	potential violations of local laws or anti-bribery laws, such as the United States Foreign Corrupt Practices Act, or the FCPA, and the UK Bribery Act, may cause difficulty in staffing and managing foreign operations, as well as significant consequences to us if those laws are violated;

•	customers in foreign jurisdictions may have longer payment cycles, and it may be more difficult to collect receivables in foreign jurisdictions; and

•	natural disasters, pandemics or international conflict, including terrorist acts, could interrupt our services, endanger our personnel or cause project delays or loss of trial materials or results.

These risks and uncertainties could negatively impact our ability to, among other things, perform large, global projects for our customers. Furthermore, our ability to deal with these issues could be affected by applicable United States laws and the need to protect our assets. Any such risks could have an adverse impact on our financial condition and results of operations.

Due to the global nature of our business, we may be exposed to liabilities under the United States Foreign Corrupt Practices Act and various non-U.S. anti-corruption laws, and any allegation or determination that we violated these laws could have a material adverse effect on our business.

We are required to comply with the United States Foreign Corrupt Practices Act, or the FCPA, and other U.S. and non-U.S. anti-corruption laws, which prohibit companies from engaging in bribery including corruptly or improperly offering, promising, or providing money or anything else of value to non-U.S. officials and certain other recipients. In addition, the FCPA imposes certain books, records, and accounting control obligations on public companies and other issuers. We operate in parts of the world in which corruption can be common and compliance with anti-bribery laws may conflict with local customs and practices. Our global operations face the risk of unauthorized payments or offers being made by employees, consultants, sales agents, and other business partners outside of our control or without our authorization. It is our policy to implement safeguards to prohibit these practices by our employees and business partners with respect to our operations. However, irrespective of these safeguards, or as a result of monitoring compliance with such safeguards, it is possible that we or certain other parties may discover or receive information at some point that certain employees, consultants, sales agents, or other business partners may have engaged in corrupt conduct for which we might be held responsible. Violations of the FCPA or other non-U.S. anti-corruption laws may result in restatements of, or irregularities in, our financial statements as well as severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In some cases, companies that violate the FCPA may be debarred by the U.S. government and/or lose their U.S. export privileges. Changes in anti-corruption laws or enforcement priorities could also result in increased compliance requirements and related costs which could adversely affect our business, financial condition and results of operations. In addition, the U.S. or other governments may seek to hold us liable for successor liability FCPA violations or violations of other anti-corruption laws committed by companies in which we invest or that we acquired or will acquire.

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

We contract with biopharmaceutical companies to perform a wide range of services to assist them in bringing new drugs to market. Our services include monitoring clinical trials, data and laboratory analysis, EDC, patient recruitment and other related services. Such services are complex and subject to contractual requirements, regulatory standards and ethical considerations. For example, we must adhere to regulatory requirements such as the FDA and current GCP, GLP and GMP requirements. If we fail to perform our services in accordance with these requirements, regulatory agencies may take action against us for failure to comply with applicable regulations governing clinical trials or sales and marketing practices. Such actions may include sanctions, such as injunctions or failure of such regulatory authorities to grant marketing approval of products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages or fines. Customers may also bring claims against us for breach of our contractual obligations and patients in the clinical trials and patients taking drugs approved on the basis of those trials may bring personal injury claims against us for negligence. Any such action could have a material adverse effect on our results of operations, financial condition and reputation.

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

In 2014, approximately 38% of our service revenues were denominated in currencies other than the United States dollar. Because a large portion of our service revenues and expenses are denominated in currencies other than the United States dollar and our financial statements are reported in United States dollars, changes in foreign currency exchange rates could significantly affect our results of operations and financial condition. Exchange rate fluctuations between local currencies and the United States dollar create risk in several ways, including:

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

We may enter into arrangements with our customers or other drug companies in which we take on some of the risk of the potential success or failure of their businesses or drugs, including making strategic investments in our customers or other drug companies, providing financing to customers or other drug companies or acquiring an interest in the revenues from customers’ drugs or in entities developing a limited number of drugs. As of December 31, 2014, we had approximately $38.0 million of such arrangements, and we were also committed to invest an additional $25.0 million in the NovaQuest Pharma Opportunities Fund III, L.P., a private equity fund that seeks to enter into similar risk-based arrangements. Our financial results would be adversely affected if these investments or the underlying drugs result in losses or do not achieve the level of success that we anticipate and/or our return or payment from the drug investment or financing is less than our direct and indirect costs with respect to these arrangements.

Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.

As of December 31, 2014, we had goodwill and net intangible assets of $744.7 million, which constituted approximately 22.5% of our total assets at the end of this period. We assess the realizability of our indefinite-lived intangible assets and goodwill annually and conduct an interim evaluation whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets. Such impairment charges could materially and adversely affect our operating results and financial condition.

We face risks arising from the restructuring of our operations.

From time to time, we have adopted restructuring plans to improve our operating efficiency through various means such as reduction of overcapacity, elimination of non-billable support roles or other realignment of resources. For example, in 2014, our Board approved restructuring plans of up to $13 million which resulted in a reduction of approximately 250 positions. In February 2013, our Board approved a restructuring plan of up to $15 million which resulted in a reduction of approximately 400 positions. Restructuring presents significant potential risks of events occurring that could adversely affect us, including a decrease in employee morale, the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur.

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

The United States Congress continues to consider healthcare reform legislation and impose health industry cost containment measures, which may significantly impact the biopharmaceutical industry. In addition, numerous government bodies are considering or have adopted various healthcare reforms and may undertake, or are in the process of undertaking, efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and biopharmaceutical companies. We are uncertain as to the effects of these recent reforms on our business and are unable to predict what legislative proposals, if any, will be adopted in the future. If regulatory cost containment efforts limit the profitability of new drugs, our customers may reduce their R&D spending or promotional, marketing and sales expenditures, which could reduce the business they outsource to us. Similarly, if regulatory requirements are relaxed or simplified drug approval procedures are adopted, the demand for our services could decrease.

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

The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data were collected or used. For example, United States federal regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and as amended in 2014 by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, require individuals’ written authorization, in addition to any required informed consent, before Protected Health Information may be used for research. Such regulations specify standards for deidentifications and for limited data sets. We are both directly and indirectly affected by the privacy provisions surrounding individual authorizations because many investigators with whom we are involved in clinical trials are directly subject to them as a HIPAA “covered entity” and because we obtain identifiable health information from third parties that are subject to such regulations. As there are some instances where we are a HIPAA “business associate” of a “covered entity,” we can also be directly liable for mishandling protected health information. Under HIPAA’s enforcement scheme, we can be subject to up to $1.5 million in annual civil penalties for each HIPAA violation.

In the European Union, or EU, personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU rules with respect to cross-border transfers of such data out of the EU. The United States, the EU and its member states, and other countries where we have operations, such as Japan, South Korea, Malaysia, the Philippines, Russia and Singapore, continue to issue new privacy and data protection rules and regulations that relate to personal data and health information. Failure to comply with certain certification/registration and annual re-certification/registration provisions associated with these data protection and privacy regulations and rules in various jurisdictions, or to resolve any serious privacy complaints, could subject us to regulatory sanctions, criminal prosecution or civil liability. Federal, state and foreign governments are contemplating or have proposed or adopted additional legislation governing the collection, possession, use or dissemination of personal data, such as personal health information, and personal financial data as well as security breach notification rules for loss or theft of such data. Additional legislation or regulation of this type might, among other things, require us to implement new security measures and processes or bring within the legislation or regulation de-identified health or other personal data, each of which may require substantial expenditures or limit our ability to offer some of our services. Additionally, if we violate applicable laws, regulations or duties relating to the use, privacy or security of personal data, we could be subject to civil liability or criminal prosecution, be forced to alter our business practices and suffer reputational harm. In the next few years, the European data protection framework may be revised as a generally applicable data regulation. The text has not yet been finalized, but it contains new provisions specifically directed at the processing of health information, sanctions of up to 5% of worldwide gross revenue and extra-territoriality measures intended to bring non-EU companies under the proposed regulation.

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

As of December 31, 2014, we had $3.306 billion in total assets, $4.010 billion in total liabilities and a shareholders’ deficit of $704 million. Included within total liabilities was $2.293 billion of total indebtedness, excluding $400.0 million of additional available borrowings under our revolving credit facility and $25.0 million of additional available borrowings under our receivables financing facility. Our substantial indebtedness could adversely affect our financial condition and thus make it more difficult for us to satisfy our obligations with respect to our credit facilities. If our cash flow is not sufficient to service our debt and adequately fund our business, we may be required to seek further additional financing or refinancing or dispose of assets. We may not be able to influence any of these alternatives on satisfactory terms or at all. Our substantial indebtedness could also:

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

Although our credit agreement, which governs the senior credit facilities of our wholly owned subsidiary through which we conduct our operations, Quintiles Transnational Corp., or Quintiles Transnational, contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could increase. In addition, the receivables financing agreement for our special purpose subsidiary, Quintiles Funding, LLC, or Quintiles Funding, limits borrowing based on the amount of receivables purchased by Quintiles Funding from certain of our other subsidiaries, but when supported by the value of such purchased receivables, the debt under our receivables financing facility can increase. We have $400.0 million available for borrowing under our senior secured revolving credit facility and $25.0 million of additional available borrowings under our receivables financing facility.

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

The credit agreement governing our senior secured credit facilities requires us to comply with certain covenants. In particular, our credit agreement prohibits us from incurring any additional indebtedness, except in specified circumstances, or amending the terms of agreements relating to certain existing junior indebtedness, if any, in a manner materially adverse to the lenders under our credit agreement, without lender approval. Further, our credit agreement contains customary covenants, including covenants that restrict our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends or make investments. In addition, our credit agreement requires us to make mandatory principal prepayments in certain circumstances, including with a portion of our excess cash flow if Quintiles Transnational’s total leverage ratio (as defined in the credit agreement) exceeds certain levels. A violation of any of these covenants could cause an event of default under our credit agreement.

The receivables financing agreement for our receivables financing facility requires certain of our subsidiaries to transfer receivables with adequate value to the lender under that facility to support repayment of amounts outstanding. In the event such transferred receivables are insufficient to support such outstanding amounts, we will be required to make prepayments under the receivables financing agreement. Failure to make such prepayments or violations of the covenants in the receivables financing agreement could cause an event of default under the receivables financing agreement.

If we default on our senior secured credit agreement or our receivables financing agreement as a result of our failure to pay principal or interest when due, our material breach of any representation, warranty or covenant, or any other reason, all outstanding amounts could become immediately due and payable under either or both of such agreements. In such case, we may not have sufficient funds to repay all the outstanding amounts. In addition, or in the alternative, the lenders under our senior secured credit agreement could exercise their rights under the security documents entered into in connection with the senior secured credit agreement. Any acceleration of amounts due under the credit agreement governing our outstanding indebtedness or the substantial exercise by the lenders under our senior secured credit agreement of their rights under the security documents would likely have a material adverse effect on us.

Interest rate fluctuations may affect our results of operations and financial condition.

Because we have variable rate debt, fluctuations in interest rates affect our business. We attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. We have entered into interest rate swaps with financial institutions that have reset dates and critical terms that match those of our senior secured term loan credit facility. Accordingly, any change in market value associated with the interest rate swaps is offset by the opposite market impact on the related debt. As of December 31, 2014, we had approximately $2.0 billion of total indebtedness with variable interest at the greater of the three month LIBOR or 1.25%, plus 2.50%, or 3.75% at December 31, 2014, of which $910.0 million, or 44.8%, was hedged at a fixed rate of 2.57%, leaving approximately $1.1 billion of unhedged variable rate debt. As of December 31, 2014, we also had $275.0 million of total indebtedness under our receivables financing facility with variable interest at LIBOR plus 1.05%, or 1.22% at December 31, 2014. Because we do not attempt to hedge all of our variable rate debt, we may incur higher interest costs for the portion of our variable rate debt which is not hedged. Each quarter-point increase or decrease in the variable interest rate would result in our interest expense changing by approximately $3.5 million per year under our unhedged variable rate debt.

Risks Relating to Ownership of Our Common Stock

Although we are no longer a “controlled company” within the meaning of the NYSE rules, we are relying on exemptions from certain corporate governance requirements during a one year transition period.

We are no longer a “controlled company” within the meaning of the corporate governance standards contained in Section 303A of the NYSE Listed Company Manual. Consequently, as of November 10, 2014 the NYSE rules require that we:

•	appoint at least a majority of independent directors to our compensation and nominating and governance committees within 90 days;

•	appoint a majority of independent directors to our Board within one year; and

•	appoint compensation and nominating and governance committees composed entirely of independent directors within one year.

We intend to utilize the transition periods described above to achieve full compliance with these NYSE requirements. As a result, at this time, we do not have a majority of independent directors, and our compensation and nominating and governance committees do not consist entirely of independent directors. Accordingly, you do not, and during these transition periods you will not, have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE. In addition, if we are unable to comply with the heightened corporate governance requirements prior to the prescribed NYSE deadlines, we may incur penalties or our shares could be delisted.

Provisions of our corporate governance documents could make an acquisition of our company more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders.

Provisions of our articles of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove members of our Board. Because our Board is responsible for appointing the members of our management team, these provisions could in turn frustrate or prevent any attempt to replace or remove current members of our management team. Among others, these provisions include (1) our ability to issue preferred stock without shareholder approval, (2) the requirement that our shareholders may not act without a meeting, (3) requirements for advance notification of shareholder nominations and proposals contained in our bylaws, (4) the absence of cumulative voting for our directors, (5) requirements for shareholder approval of certain business combinations and (6) the limitations on director nominations contained in our Shareholders Agreement.

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

As of February 5, 2015, there were 124,315,113 shares of common stock outstanding. Approximately 41.5% of our outstanding common stock is held by parties to the Shareholders Agreement.

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

The parties to the Shareholders Agreement have significant influence over us, including decisions that require the approval of our shareholders, which could limit your ability to influence the outcome of matters submitted to shareholders for a vote.

The parties to the Shareholders Agreement own approximately 41.5% of the outstanding shares of our common stock. Among other things, the Shareholders Agreement requires such shareholders to vote in favor of certain nominees to our Board. As a result, this group potentially has the ability to influence, or in some situations, possibly control our decisions to enter into any corporate transaction (and the terms thereof) and the ability to prevent any change in the composition of our Board and any transaction that requires shareholder approval regardless of whether others believe that such change or transaction is in our best interests. Additionally, the parties to the Shareholders Agreement are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the parties to the Shareholders Agreement may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as the parties to the Shareholders Agreement continue to own a significant amount of our equity, if they exercise their shareholder rights collectively, they will be able to significantly influence our decisions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2014, we had approximately 120 offices located in approximately 60 countries. Our executive headquarters is located adjacent to Research Triangle Park, North Carolina. We maintain substantial offices serving Product Development in Durham, North Carolina; Marietta, Georgia; Overland Park, Kansas; Reading, England; West Lothian, Scotland; Centurion, South Africa; Tokyo, Japan; Bangalore, India; and Singapore. We also maintain substantial offices serving Integrated Healthcare Services in Parsippany, New

Jersey; Mannheim, Germany; Reading, England; and Tokyo, Japan. We own facilities in Gotemba City, Japan and Barcelona, Spain that serve Product Development and Integrated Healthcare Services. All of our other offices are leased. None of our leases is individually material to our business operations. Many of our leases have an option to renew, and we believe that we will be able to successfully renew expiring leases on terms satisfactory to us. We believe that our facilities are adequate for our operations and that suitable additional space will be available if needed.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

On May 9, 2013, our common stock began trading on the NYSE under the symbol “Q.” Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported by the NYSE for the periods indicated.

	High	Low
Fiscal Year 2014
Fourth Quarter	$60.79	$51.09
Third Quarter	$58.89	$53.03
Second Quarter	$53.55	$46.27
First Quarter	$55.00	$45.25

	High	Low
Fiscal Year 2013
Fourth Quarter	$46.75	$40.10
Third Quarter	$47.50	$42.25
Second Quarter (from May 9, 2013)	$46.50	$41.50

Holders of Record

On February 5, 2015, we had approximately 45 shareholders of record. This number does not include beneficial owners for whom shares are held by nominees in street name.

Dividend Policy

We do not currently intend to pay dividends on our common stock, and no dividends were declared or paid in 2014 or 2013. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in our credit facilities and other considerations, determine to pay dividends in the future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our shareholders or by our subsidiaries to us, and any other factors that our Board may deem relevant. Our long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on our ability to declare dividends. For additional information regarding these restrictive covenants, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities in 2014.

Purchases of Equity Securities by the Issuer

The following table summarizes the equity repurchase program activity for the three months ended December 31, 2014 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program (as defined below):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
	(in thousands, except share and per share data)
October 1, 2014 – October 31, 2014	—	$—	—	$59,486
November 1, 2014 – November 30, 2014 (2)	4,303,666	$58.09	—	$59,486
December 1, 2014 – December 31, 2014	—	$—	—	$59,486

	4,303,666		—

1.	On October 31, 2013, we announced that on October 30, 2013 our Board approved an equity repurchase program, or the Repurchase Program, authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. We have used and intend to continue to use cash on hand to fund the Repurchase Program. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it could be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. We may also repurchase shares of our common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, which would permit shares of our common stock to be repurchased when we might otherwise be precluded from doing so by law. Repurchases of vested in-the-money employee stock options were made through transactions between us and our employees (other than our executive officers, who were not eligible to participate in the program), and this aspect of the Repurchase Program expired in November 2013. The Repurchase Program for common stock does not have an end date.
2.	On November 10, 2014, we completed the repurchase of 4,303,666 shares of our common stock for $58.09 per share for an aggregate purchase price of approximately $250.0 million in connection with a secondary offering by certain of our shareholders. We funded this repurchase transaction with a combination of cash on hand and a $150.0 million draw on our revolving credit facility. This repurchase transaction was separate from and in addition to the Repurchase Program.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Quintiles Transnational Holdings Inc. under the Exchange Act or under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from May 9, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2014 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and the Standard & Poor’s Healthcare Sector Index, or S&P 500 Healthcare. The graph assumes that $100 was invested at the market close on May 9, 2013 in the common stock of Quintiles Transnational Holdings Inc., the S&P 500 Index and the S&P 500 Healthcare, and assumes reinvestments of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

We have derived the following consolidated statement of income data for 2014, 2013 and 2012 and consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the following consolidated statement of income data for 2011 and 2010 and consolidated balance sheet data as of December 31, 2012, 2011 and 2010 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read the consolidated financial data set forth below in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and the information under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of the results we may achieve in any future period.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of Income Data:
Service revenues	$4,165,822	$3,808,340	$3,692,298	$3,294,966	$3,060,950
Reimbursed expenses	1,294,176	1,291,205	1,173,215	1,032,782	863,070

Total revenues	5,459,998	5,099,545	4,865,513	4,327,748	3,924,020
Costs of revenue, service costs	2,684,106	2,471,426	2,459,367	2,153,005	1,941,767
Costs of revenue, reimbursed expenses	1,294,176	1,291,205	1,173,215	1,032,782	863,070
Selling, general and administrative	882,338	860,510	817,755	762,299	698,406
Restructuring costs	8,988	14,071	18,741	22,116	22,928
Impairment charges (1)	—	—	—	12,295	2,844

Income from operations	590,390	462,333	396,435	345,251	395,005
Interest expense, net	97,179	119,571	131,304	105,126	137,631
Loss on extinguishment of debt	—	19,831	1,275	46,377	—
Other (income) expense, net	(8,978)	(185)	(3,572)	9,073	15,647

Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	502,189	323,116	267,428	184,675	241,727
Income tax expense	150,056	95,965	93,364	15,105	77,582

Income before equity in earnings (losses) of unconsolidated affiliates	352,133	227,151	174,064	169,570	164,145
Equity in earnings (losses) of unconsolidated affiliates (2)	4,368	(1,124)	2,567	70,757	1,110

Net income	356,501	226,027	176,631	240,327	165,255
Net (income) loss attributable to noncontrolling interests	(118)	564	915	1,445	(4,659)

Net income attributable to Quintiles Transnational Holdings Inc.	$356,383	$226,591	$177,546	$241,772	$160,596

Earnings per share attributable to common shareholders:
Basic	$2.78	$1.83	$1.53	$2.08	$1.38
Diluted	$2.72	$1.77	$1.51	$2.05	$1.36
Cash dividends declared per common share	$—	$—	$4.91	$2.48	$0.58
Weighted average common shares outstanding:
Basic	127,994	124,147	115,710	116,232	116,418
Diluted	131,083	127,862	117,796	117,936	118,000

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$431,754	$393,371	$335,701	$160,953	$378,160
Investing activities	(173,114)	(236,176)	(132,233)	(224,838)	(141,434)
Financing activities	(130,344)	70,957	(146,873)	(59,309)	(153,081)
Other Financial Data:
Capital expenditures	$(82,650)	$(88,347)	$(71,336)	$(75,679)	$(80,236)
Cash dividends paid to common shareholders	—	—	(567,851)	(288,322)	(67,493)
Net new business (unaudited) (3)	5,602,400	4,898,900	4,501,200	4,044,100	3,551,500

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$867,358	$778,143	$567,728	$516,299	$646,615
Investments in debt, equity and other securities	34,503	40,349	35,951	22,106	1,557
Trade accounts receivable and unbilled services, net	975,255	924,205	745,373	691,038	570,160
Property and equipment, net	190,297	199,578	193,999	185,772	184,494
Total assets	3,305,832	3,066,797	2,499,153	2,322,917	2,064,887
Total long-term liabilities	2,537,944	2,252,035	2,549,200	2,109,879	1,841,537
Total debt and capital leases (4)	2,305,696	2,060,994	2,444,886	1,990,196	1,704,896
Total shareholders’ deficit	(704,012)	(667,485)	(1,359,044)	(969,596)	(900,359)
Other Financial Data:
Backlog (unaudited) (3)	$11,244,400	$9,855,400	$8,704,500	$7,972,900	$7,115,300

(1)	In 2011, we wrote down $12.2 million related to long-lived assets, and we incurred other than temporary losses of $145,000 related to a non-marketable equity security. In 2010, we incurred other than temporary losses on equity securities of $2.8 million.
(2)	In November 2011, we sold our investment in Invida Pharmaceutical Holdings Pte. Ltd. for approximately $103.6 million of net proceeds resulting in a gain of approximately $74.9 million.
(3)	Net new business is the value of services awarded during the period from projects under signed contracts, letters of intent and, in some cases, pre-contract commitments that are supported by written communications, adjusted for contracts that were modified or canceled during the period. Consistent with our methodology for calculating net new business during a particular period, backlog represents, at a particular point in time, future service revenues from work not yet completed or performed under signed contracts, letters of intent and, in some cases, pre-contract commitments that are supported by written communications.
(4)	Excludes $12.4 million, $15.0 million, $22.9 million, $18.3 million and $8.3 million of unamortized discounts as of December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

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

For the year ended December 31, 2014, our service revenues increased $357.5 million, or 9.4%, to $4.2 billion at actual foreign exchange rates compared to 2013. Our growth in service revenues excluding the impact of foreign currency fluctuations (“constant currency”) was $383.2 million, or 10.1%, with $183.2 million, or 6.3%, growth in the Product Development segment and $200.0 million, or 22.5%, growth in the Integrated Healthcare Services segment.

For the year ended December 31, 2014, income from operations was $590.4 million; net income attributable to Quintiles Transnational Holdings Inc. was $356.4 million; and diluted earnings per share was $2.72.

Net new business was $5,602 million for the year ended December 31, 2014. This net new business contributed to an ending backlog of $11,244 million at December 31, 2014. “Net new business” and “backlog” are defined under “Net New Business Reporting and Backlog” in Part I, Item 1, “Business” of this Annual Report on Form 10-K.

Product Development

Product Development provides services and expertise that allow biopharmaceutical companies to outsource the clinical development process from first-in-man trials to post-launch monitoring. Our comprehensive service offerings provide the support and functional expertise necessary at each stage of development, as well as the systems and analytical capabilities to help our customers improve product development efficiency and effectiveness. Product Development is comprised of clinical solutions and services and consulting. Clinical solutions and services provides services necessary to develop biopharmaceutical products. These services include project management and clinical monitoring functions for conducting multi-site trials (generally Phase II-IV) (collectively “core clinical”). These also include clinical trial support services that improve clinical trial decision-making, such as global laboratories, data management, biostatistical, safety and pharmacovigilance, early clinical development trials (generally Phase I), and strategic planning and design services, which help improve decisions and performance. We also provide functional resourcing services that cover a range of areas. Consulting provides strategy and management consulting services based on life science expertise and advanced analytics, as well as regulatory and compliance consulting services.

Integrated Healthcare Services

Integrated Healthcare Services provides a broad array of services including commercial services, such as providing contract pharmaceutical sales forces in key geographic markets, as well as a growing number of healthcare business services for the broader healthcare sector. Our customized commercialization services are designed to accelerate the commercial success of biopharmaceutical and other health-related products. Service offerings include commercial services (sales representatives, strategy, marketing communications and other areas related to commercialization), real-world and late phase research (drug therapy analysis, real-world research and evidence-based medicine, including research studies to prove a drug’s value), other healthcare services (comparative and cost-effectiveness research capabilities, decision support services, medication adherence and health outcome optimization services, and web-based systems for measuring quality improvement), and EHR implementation and advisory services.

On July 1, 2014, we completed the acquisition of Encore for approximately $91.5 million in cash (net of approximately $2.2 million of acquired cash).

Industry Outlook

The potential of the CRO market served by Product Development is primarily a function of two variables: biopharmaceutical R&D spending and the proportion of this spending that is outsourced (outsourcing penetration). We expect outsourced clinical development to CROs to increase 6%-8% annually from 2014 to 2017. Of this annual growth, we believe that up to 2% will be derived from increased R&D expenditures, with the remainder coming from increased outsourcing penetration. We estimate that overall outsourcing penetration in 2014 was 39%. We believe that our customers will continue to outsource a greater part of their activities to transform their value chain away from a vertically integrated model and focus on their core competencies to lower risk and improve return, with a focus on selecting outsourcing partners that are able to demonstrate the ability to provide flexible and efficient delivery models that leverage patient data to help biopharmaceutical companies deliver more effective patient outcomes. We believe that increased demand will create new opportunities for biopharmaceutical services companies, particularly those with a global reach.

Integrated Healthcare Services historically has focused on biopharmaceutical companies seeking to commercialize their products. The total market served by Integrated Healthcare Services is diverse, which makes it difficult to estimate the current amount of outsourced integrated healthcare services and the expected growth in such services. However, based on our knowledge of these markets we believe that, while the rate of outsourcing penetration varies by market within Integrated Healthcare Services, the overall outsourcing penetration of the estimated $98 billion addressable market is approximately 23%. We believe that the market for real-world and late phase research and other healthcare services will evolve and expand, and as a result, there will be opportunities to grow our revenues and expand our service offerings. As business models continue to evolve in the healthcare sector, we believe that the growth rate for outsourcing across the Integrated Healthcare Services markets to increase 6%-8% annually from 2014 to 2017.

Acquisitions

We completed a number of acquisitions in 2012, 2013 and 2014 to enhance our capabilities and offerings in certain areas. In August 2012, we acquired Expression Analysis, Inc. for $39.7 million to enhance our genetic sequencing and advanced bioinformatics expertise. In September 2013, we acquired Novella Clinical Inc., or Novella, for approximately $146.6 million (net of approximately $26.2 million of acquired cash) (with contingent consideration of up to $21.0 million) to complement our clinical service offerings through its focus on emerging companies and by adding expertise in oncology and medical devices. In July 2014, we completed the acquisition of Encore for approximately $91.5 million in cash (net of approximately $2.2 million of acquired cash) to enhance our EHR expertise. See Note 14 to our audited consolidated financial statements found elsewhere in this Annual Report on Form 10-K for additional information with respect to these acquisitions. The results of operations of acquired businesses have been included since the date of acquisition and were not significant to our consolidated results of operations.

Sources of Revenue

Total revenues are comprised of service revenues and revenues from reimbursed expenses. Service revenues primarily include the revenue we earn from providing product development and commercialization services to our customers, with Product Development services representing 74.4% of our 2014 service revenues and

Integrated Healthcare Services representing 25.6% of our 2014 service revenues. Reimbursed expenses are comprised principally of payments to physicians (investigators) who oversee clinical trials and travel expenses for our clinical monitors and sales representatives. Reimbursed expenses may fluctuate from period-to-period due, in part, to where we are in the lifecycle of the many contracts that are in progress at a particular point in time. For instance, these pass-through costs tend to be higher during the early phases of clinical trials as a result of patient recruitment efforts. As reimbursed expenses are pass-through costs to our customers with little to no profit and we believe that the fluctuations from period to period are not meaningful to our underlying performance, we do not provide analysis of the fluctuations in these items or their impact on our financial results.

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

Results of Operations

Year ended December 31, 2014 compared to the year ended December 31, 2013 and the year ended December 31, 2013 compared to the year ended December 31, 2012

Backlog and Net New Business

We began 2014 with backlog of $9,855 million, which was 13% higher than at the beginning of 2013. Backlog at December 31, 2014 was $11,244 million.

Net new business grew 14% in 2014 to $5,602 million from $4,899 million in 2013, driven by growth in both Product Development and Integrated Healthcare Services. Product Development’s net new business increased 16% to $4,374 million in 2014 as compared to $3,772 million in 2013, led by higher growth in net new business for functional resourcing services, which included the renewal of two five-year contracts for clinical services and data management services, growth in net new business for core clinical services in Asia, as well as net new business generated from the Novella acquisition and clinical trial support services, including early clinical development and lifecycle safety. Integrated Healthcare Services’ net new business increased 9% to $1,228 million in 2014 as compared to $1,127 million in 2013, related primarily to growth in commercial services in North America, an increase in new business from real-world and late phase research services, and net new business from the Encore acquisition.

Net new business grew 9% in 2013 to $4,899 million from $4,501 million in 2012, driven by growth in both Product Development and Integrated Healthcare Services. Product Development’s net new business increased 9% to $3,772 million in 2013 as compared to $3,474 million in 2012, led by increases in core clinical in North America and Europe (including projects awarded under two sole provider arrangements signed in 2013) and data management services (which benefited from functional resourcing and the sole provider arrangements signed during 2013). Integrated Healthcare Services’ net new business grew 10% in 2013 to $1,127 million from $1,027 million in 2012 due to an increase in North America and Europe.

Our backlog at December 31, 2014 was $11,244 million compared to backlog of $9,855 million at December 31, 2013. Although an increase in backlog will generally result in an increase in revenues to be recognized over time (depending on the level of contract modifications), an increase in backlog at a particular point in time does not necessarily correspond directly to an increase in revenues during a particular period. The extent to which contracts in backlog will result in revenue depends on many factors, including but not limited to delivery against projected schedules, the need for scope changes (change orders), contract cancellations and the nature, duration, size, complexity and phase of the contracts, each of which factors can vary significantly from time to time. Revenue recognition occurs over extended periods of time and is subject to unanticipated delays. Fluctuations in our reported backlog and net new business levels may result from the fact that we may receive a small number of relatively large orders in any given reporting period that may be included in our backlog and net new business. Because of these large orders, our backlog and net new business in that reporting period may reach levels that may not be sustained in subsequent reporting periods. As we increasingly compete for and enter into large contracts that are more global in nature, we expect the rate at which our backlog and net new business convert into revenue to increase, or lengthen. Our $11,244 million of backlog at December 31, 2014 included approximately $7,593 million of backlog that we do not expect to generate revenue in 2015 as compared to our $9,855 million of backlog at December 31, 2013, which included approximately $6,342 million of backlog that we did not expect to generate revenue in 2014. Our ability to grow revenues in the near term at rates comparable to our recent historical results will depend on many factors, including but not limited to the factors affecting the rate at which revenues are derived from backlog, continued growth in net new business that will generate revenue and factors not within our control such as economic conditions and trends in the industry in which we do business.

Service Revenues

				Change
	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(dollars in millions)
Service revenues	$4,165.8	$3,808.3	$3,692.3	$357.5	9.4%	$116.0	3.1%

In 2014, our service revenues increased $357.5 million, or 9.4%, as compared to 2013. This increase is comprised of constant currency revenue growth of approximately $383.2 million, or 10.1%, offset by a negative impact of approximately $25.7 million from the effects of foreign currency fluctuations. The constant currency service revenue growth, which includes the impact from the Novella and Encore acquisitions, is comprised of a $183.2 million increase in Product Development and a $200.0 million increase in Integrated Healthcare Services.

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

Costs of Revenue, Service Costs

	Year Ended December 31,
	2014	2013	2012
	(dollars in millions)
Costs of revenue, service costs	$2,684.1	$2,471.4	$2,459.4
% of service revenues	64.4%	64.9%	66.6%

When compared to 2013, service costs in 2014 increased $212.7 million. The increase included a constant currency increase in expenses of approximately $253.5 million, or 10.3%, partially offset by a positive impact of approximately $40.8 million from the effects of foreign currency fluctuations. The constant currency service costs growth was due to incremental costs resulting from the Novella and Encore acquisitions and increases in compensation and related expenses due to (1) an increase in billable headcount needed to support our higher volume of revenue, (2) annual merit increases, and (3) a reduction of an accrual for statutory profit sharing of approximately $5.4 million in 2013 as a result of guidance handed down by an administrative court in France. These increases in compensation and related expenses were partially offset by a $10.6 million increase in the benefit from research and development grants primarily from France and Austria as well as efficiencies gained from restructuring activities taken in prior years.

When compared to 2012, service costs in 2013 increased $12.0 million. The increase included a constant currency increase in expenses of approximately $85.0 million, or 3.5%, partially offset by a positive impact of approximately $73.0 million from the effects of foreign currency fluctuations. The constant currency service costs growth was due to annual merit increases in compensation and related expenses, partially offset by cost efficiencies gained from restructuring actions taken in prior years, as well as incremental costs resulting from the business combinations completed in 2012 and 2013. These increases were partially offset by a decline in other expenses directly related to our service contracts, as well as by a reduction of an accrual for statutory profit sharing of approximately $5.4 million in 2013 as a result of guidance handed down by an administrative court in France.

Selling, General and Administrative

	Year Ended December 31,
	2014	2013	2012
	(dollars in millions)
Selling, general and administrative	$882.3	$860.5	$817.8
% of service revenues	21.2%	22.6%	22.1%

The $21.8 million increase in selling, general and administrative expenses in 2014 was due to a constant currency increase of $29.3 million, or 3.4%, partially offset by a decrease of $7.5 million from a positive foreign currency impact. The constant currency increase was primarily due to (1) incremental costs from the Novella and Encore acquisitions, (2) an increase in share-based compensation and (3) increases in compensation and related expenses resulting primarily from annual merit increases and an increase in headcount. These increases were partially offset by expenses incurred in 2013 that did not recur in 2014 including a $25.0 million fee paid in connection with the termination of our management agreement with affiliates of certain of our shareholders, $10.0 million of severance expense associated with cost reduction programs, executive separation costs of approximately $5.3 million, and a $1.5 million fee paid in connection with the modification of an agreement for the business usage of an airplane owned by GF Management Company, LLC, or GFM, a company controlled by our Executive Chairman.

The $42.7 million increase in selling, general and administrative expenses in 2013 was due to a constant currency increase of $59.0 million, or 7.2%, partially offset by a decrease of $16.3 million from a positive foreign currency impact. The constant currency increase was primarily due to (1) expenses incurred related to a

$25.0 million fee paid in connection with the termination of our management agreement with affiliates of certain of our shareholders, and a $1.5 million fee paid in connection with the modification of an agreement for the business usage of an airplane owned by GFM, (2) severance accruals of approximately $10.0 million related to overhead cost reduction programs to be carried out in 2014, (3) executive separation costs of approximately $5.3 million, (4) the impact from the business combinations completed in 2012 and 2013, (5) increases in compensation and related expenses resulting primarily from annual merit increases, and (6) growth related increases in facilities costs and depreciation and amortization. These increases were partially offset by lower travel costs, lower share-based compensation and the fact that 2012 included expenses related to a bonus paid to certain option holders in connection with dividends paid to our shareholders (totaling $11.3 million), which did not recur in 2013. The lower share-based compensation was as a result of the fact that expense from recent stock option grants was more than offset by a $13.6 million decline in expense related to the repricing of certain stock options in 2012 that did not recur in 2013.

Restructuring Costs

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Restructuring costs	$9.0	$14.1	$18.7

During 2014, we recognized $9.0 million of restructuring charges, net of reversals for changes in estimates which was primarily related to our 2014 restructuring plans to better align our resources with our strategic direction, which resulted in a reduction of approximately 250 positions. We believe that these plans will result in annualized cost savings of approximately $20.0 to $25.0 million.

During 2013, we recognized $14.1 million of restructuring charges, net of reversals for changes in estimates which was primarily related to our February 2013 restructuring plan to migrate the delivery of services and to reduce anticipated overcapacity in selected areas, which resulted in a reduction of approximately 400 positions. We believe that this plan has resulted in annual cost savings of approximately $15.0 to $20.0 million.

During 2012, we recognized $18.7 million of restructuring charges, net of reversals for changes in estimates which was primarily related to our May 2012 restructuring plan to reduce staffing overcapacity and to rationalize non-billable support roles, which resulted in a reduction of approximately 280 positions, primarily in Europe. We believe that this plan has resulted in annual cost savings of approximately $15.0 to $25.0 million.

Interest Income and Interest Expense

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Interest income	$(3.4)	$(3.9)	$(3.1)
Interest expense	$100.6	$123.5	$134.4

Interest income includes interest received from bank balances and investments.

Interest expense during 2014 was lower than 2013 in part due to a decrease in the average rate of interest. The average rate of interest on the term loan under our senior secured credit facility during 2014 was lower than it was during 2013 due to a reduction in the interest rate pursuant to the terms and conditions in the credit agreement as well as from the refinancing transaction we completed in the fourth quarter of 2013. In addition to the lower average rate of interest, interest expense during 2014 also benefited from a decrease in the average debt outstanding as a result of the repayment of the $300.0 million term loan, which Quintiles Transnational Holdings

Inc. obtained in February 2012 and paid in full in May 2013, the pay down of $50.0 million of outstanding indebtedness under our senior secured credit facilities in May 2013, the mandatory prepayment of $33.8 million of outstanding indebtedness under our senior secured credit facilities in the first quarter of 2013, and the $25.0 million prepayment of outstanding indebtedness under our senior secured credit facilities in December 2014. These repayments more than offset the impact on the average debt outstanding of the $275.0 million term loan issued under the receivables financing facility in December 2014 and the $150.0 million draw on our line of credit in 2014, which was repaid with the proceeds of the receivables financing facility term loan.

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

Loss on Extinguishment of Debt

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Loss on extinguishment of debt	$—	$19.8	$1.3

In December 2013, we recognized a $3.3 million loss on extinguishment of debt on a portion of the debt retired related to the refinancing of our senior secured credit facilities. The loss on extinguishment of debt included $1.6 million of unamortized debt issuance costs, $1.6 million of unamortized discount and $25,000 of fees and expenses.

In May 2013, we recognized a $16.5 million loss on extinguishment of debt related to payment of all amounts outstanding under the $300.0 million term loan and a $50.0 million pay down of outstanding indebtedness under our senior secured credit facilities. The loss on extinguishment of debt included $5.6 million of unamortized debt issuance costs, $4.8 million of unamortized discount and $6.1 million of fees and expenses.

In 2012, we recognized a $1.3 million loss on extinguishment of debt on a portion of the debt retired related to our 2012 refinancing. The loss on extinguishment of debt included $634,000 of unamortized debt issuance costs, $631,000 of unamortized discount and $10,000 of fees and expenses.

See “—Liquidity and Capital Resources” for more information on these transactions.

Other (Income) Expense, Net

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Other (income) expense, net	$(9.0)	$(0.2)	$(3.6)

Other (income) expense, net for 2014 included income of approximately $8.6 million due to changes in the estimated fair value of contingent consideration from an acquisition as well as a gain from the sale of marketable equity securities of approximately $5.0 million, partially offset by other expenses, primarily consisting of $4.9 million of foreign currency net losses.

Other (income) expense, net for 2013 included income of approximately $3.5 million due to changes in the estimated fair value of contingent consideration for two of our acquisitions completed in 2011. In addition, 2013 included approximately $4.0 million of foreign currency net losses.

Other (income) expense, net for 2012 included income of approximately $4.6 million due to changes in the estimated fair value of contingent consideration for two of our acquisitions completed in 2011. In addition, 2012 included approximately $1.1 million of foreign currency net losses.

Income Tax Expense

	Year Ended December 31,
	2014	2013	2012
	(dollars in millions)
Income tax expense	$150.1	$96.0	$93.4
Effective income tax rate	29.9%	29.7%	34.9%

The effective income tax rate for 2013 was negatively impacted by the settlement of certain intercompany notes in 2013 that had previously been considered long-term investments, which resulted in $11.1 million of income tax expense. This negative impact was primarily offset by our change in assertion regarding the undistributed earnings of most of our foreign subsidiaries that are considered to be indefinitely reinvested outside of the United States. Prior to June 2013, we had not considered the majority of the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. Accordingly, 2012 was negatively impacted by income taxes provided on most of the earnings of the foreign subsidiaries, as a deferred income tax liability was recorded for the anticipated income tax costs of repatriating those earnings in the future. We reevaluated this assertion following the IPO, as a portion of the IPO proceeds were used to pay down debt held in the United States as well as the fact we do not anticipate paying dividends in the foreseeable future, which had been significant in the past. Given our current debt balance, and related interest expense and the change in approach related to payment of dividends, we expect to be able to support the cash needs of our domestic subsidiaries without repatriating cash from the affected foreign subsidiaries. We expect to utilize the cash generated outside of the United States to fund growth outside of the United States. As a result of the assertion change, we recorded an $8.1 million income tax benefit in the second quarter of 2013 to reverse the deferred income tax liability previously recorded on undistributed foreign earnings prior to 2013 that are now considered indefinitely reinvested outside of the United States.

Equity in Earnings (Losses) of Unconsolidated Affiliates

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Equity in earnings (losses) of unconsolidated affiliates	$4.4	$(1.1)	$2.6

Equity in earnings (losses) of unconsolidated affiliates in 2014 increased as compared to 2013 primarily due to gains from our investment in the NovaQuest Pharma Opportunities Fund III, L.P., partially offset by losses and write-downs incurred on another equity method investment.

Segments

Service revenues and income from operations by segment are as follows (dollars in millions):

	Service Revenues			Income from Operations			Operating Profit Margin
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Product Development	$3,097.8	$2,919.7	$2,728.7	$645.2	$562.3	$477.9	20.8%	19.3%	17.5%
Integrated Healthcare Services	1,068.0	888.6	963.6	64.8	42.1	60.5	6.1	4.7	6.3

Total segments	4,165.8	3,808.3	3,692.3	710.0	604.4	538.4	17.0%	15.9%	14.6%
General corporate and unallocated				(110.6)	(128.0)	(123.3)
Restructuring costs				(9.0)	(14.1)	(18.7)

Consolidated	$4,165.8	$3,808.3	$3,692.3	$590.4	$462.3	$396.4

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

Product Development

				Change
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	(dollars in millions)
Service revenues	$3,097.8	$2,919.7	$2,728.7	$178.1	6.1%	$191.0	7.0%
Costs of revenue, service costs	1,820.9	1,752.8	1,683.3	68.1	3.9	69.5	4.1
as a percentage of service revenues	58.8%	60.0%	61.7%
Selling, general and administrative	631.7	604.6	567.5	27.1	4.5	37.1	6.5
as a percentage of service revenues	20.4%	20.7%	20.8%

Segment income from operations	$645.2	$562.3	$477.9	$82.9	14.8%	$84.4	17.7%

as a percentage of service revenues	20.8%	19.3%	17.5%

Service Revenues

2014 compared to 2013

Product Development’s service revenues were $3.1 billion in 2014, an increase of $178.1 million, or 6.1%, over 2013. This increase was comprised of constant currency service revenue growth of $183.2 million, or 6.3%, offset by a negative impact of approximately $5.1 million from the effects of foreign currency fluctuations. The constant currency service revenue growth was primarily a result of a volume-related increase of $100.2 million in clinical solutions and services and $89.6 million from the Novella acquisition, which were partially offset by a decrease of $6.6 from consulting services.

The volume-related service revenue growth was primarily from clinical solutions and services and was related to an increase in clinical solutions provided on a functional resource basis, clinical trial support services, core clinical services in Asia and Japan, and global laboratories services. This growth was due largely to execution on the higher backlog in place as we entered 2014. The rate of year-over-year revenue growth was negatively impacted by the wind-down of a large clinical solutions project delivered throughout 2013.

2013 compared to 2012

Product Development’s service revenues were $2.9 billion in 2013, an increase of $191.0 million, or 7.0%, over 2012. This increase is comprised of constant currency service revenue growth of $214.6 million, or 7.9%, partially offset by a negative impact of approximately $23.6 million due to the effect of foreign currency fluctuations. The constant currency service revenue growth was primarily a result of a volume-related increase of $191.4 million in clinical solutions and services and $52.4 million from businesses acquired in the third quarters of 2012 and 2013, which were partially offset by a decrease of $29.2 million from consulting services.

Our clinical solutions and services growth for 2013 was concentrated in Europe and the Americas. This growth was due largely to growth in the overall market as well as a consistent history of year-over-year growth in net new business, including strong inflow of net new business in 2013. This growth was tempered by a decrease in service revenues from consulting services resulting primarily from the winding down of a project assisting a customer on a regulatory compliance matter, and from a large clinical solutions project on which we were executing in 2012 and 2013, but that was winding down in 2013.

Costs of Revenue, Service Costs

2014 compared to 2013

Product Development’s service costs increased approximately $68.1 million in 2014 over 2013. This increase was comprised of a $94.0 million constant currency increase, or 5.4%, partially offset by a reduction of $25.9 million from the positive effect of foreign currency fluctuations. The constant currency service costs growth was due to (1) incremental costs resulting from the Novella acquisition, (2) an increase in billable headcount and other expenses directly related to our service contracts to support our higher volume of revenue, and (3) a reduction of an accrual for statutory profit sharing of approximately $5.4 million in 2013 as a result of guidance handed down by an administrative court in France. These increases in service costs were partially offset by a $10.6 million increase in the benefit from research and development grants primarily from France and Austria as well as efficiencies gained from restructuring activities taken in prior years. As a percent of service revenues, Product Development’s service costs were 58.8% and 60.0% in 2014 and 2013, respectively. The decrease in service costs as a percentage of service revenues was primarily a result of a closer alignment of resources with project requirements, including cost efficiencies gained from restructuring actions taken in prior years.

2013 compared to 2012

Product Development’s service costs were higher by approximately $69.5 million in 2013, which was comprised of a $105.9 million constant currency increase, or 6.3%, partially offset by a reduction of $36.4 million from the positive effect of foreign currency fluctuations. The constant currency service costs growth was due to increases in compensation and related expenses resulting from an increase in billable headcount needed to support our higher volume of revenue as well as annual merit increases in compensation, partially offset by cost efficiencies gained from restructuring actions taken in prior years and incremental costs resulting from the business combinations completed in 2012 and 2013. The increase in compensation and related expenses was partially offset by a reduction of an accrual for statutory profit sharing of approximately $5.4 million in 2013 as a result of guidance handed down by an administrative court in France and lower third party and travel costs. As a percent of service revenues, Product Development’s service costs were 60.0% and 61.7% in 2013 and 2012, respectively. The decrease in service costs as a percentage of service revenues was primarily a result of a closer alignment of resources with project requirements, including cost efficiencies gained from restructuring actions taken in prior years, as well as the impact related to the profit sharing accrual reversal in Europe.

Selling, General and Administrative

2014 compared to 2013

As a percent of service revenues, Product Development’s selling, general and administrative expenses were 20.4% and 20.7% in 2014 and 2013, respectively. Product Development’s selling, general and administrative expenses increased approximately $27.1 million, or 4.5%, in 2014 as compared to 2013. This increase was primarily caused by the impact from the Novella acquisition, increases in compensation and related expenses resulting from annual merit increases and an increase in headcount, and a growth related increase in IT costs. These increases were partially offset by $8.4 million of costs incurred in 2013 that did not recur in 2014 for severance associated with cost reduction programs as well as a positive impact of approximately $6.5 million from the effects of foreign currency fluctuations.

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

Integrated Healthcare Services

				Change
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	(dollars in millions)
Service revenues	$1,068.0	$888.6	$963.6	$179.4	20.2%	$(75.0)	(7.8%)
Costs of revenue, service costs	863.2	718.6	776.0	144.6	20.1	(57.4)	(7.4)
as a percentage of service revenues	80.8%	80.9%	80.5%
Selling, general and administrative	140.0	127.9	127.1	12.1	9.5	0.8	0.6
as a percentage of service revenues	13.1%	14.4%	13.2%

Segment income from operations	$64.8	$42.1	$60.5	$22.7	53.8%	$(18.4)	(30.4%)

as a percentage of service revenues	6.1%	4.7%	6.3%

Service Revenues

2014 compared to 2013

Integrated Healthcare Services’ service revenues were $1.1 billion in 2014, an increase of $179.4 million, or 20.2%, compared to 2013. This increase is comprised of constant currency service revenue growth of $200.0 million, or 22.5%, partially offset by a negative impact of approximately $20.6 million due to the effect of foreign currency fluctuations. The increase in constant currency service revenues was driven by $35.4 million from the Encore acquisition and an increase in commercial services in North America and Japan, as well as growth in real-world and late phase research services. These increases were partially offset by a decline in Europe due to lower revenue from an agreement to distribute pharmaceutical products in Italy as well as lower commercial services revenues. The agreement to distribute pharmaceutical products in Italy ended in the fourth quarter of 2014.

2013 compared to 2012

Integrated Healthcare Services’ service revenues were $888.6 million in 2013, a decrease of $75.0 million, or 7.8%, compared to 2012. This decrease was primarily due to a negative impact of approximately $47.0 million due to the effect of foreign currency fluctuations coupled with a constant currency service revenue decrease of $28.0 million, or 2.9%. The decline in constant currency service revenues occurred primarily in commercial services in North America as revenues generated from strong new business in 2013 had not yet reached a level sufficient to offset the impact from scope reductions and cancellations that occurred in prior periods.

Costs of Revenue, Service Costs

2014 compared to 2013

Integrated Healthcare Services’ service costs in 2014 increased approximately $144.6 million as compared to 2013. This increase was comprised of a $159.5 million constant currency increase, or 22.2%, partially offset by a reduction of $14.9 million from the positive effect of foreign currency fluctuations. The constant currency increase was primarily due to the impact from the Encore acquisition and increases in compensation and related expenses resulting from an increase in billable headcount needed to support the higher volume of revenue and annual merit compensation increases. These increases in compensation and related expenses were partially offset by a decline in other expenses directly related to the agreement to distribute pharmaceutical products in Italy, which ended in the fourth quarter of 2014.

2013 compared to 2012

Integrated Healthcare Services’ service costs in 2013 were lower by approximately $57.4 million as compared to 2012. This decrease was comprised of a reduction of $36.6 million from a positive impact of foreign currency fluctuations and a $20.8 million constant currency decrease. The constant currency decrease was primarily related to a decrease in compensation and related expenses driven mainly by a decrease in billable headcount.

Selling, General and Administrative

2014 compared to 2013

Integrated Healthcare Services’ selling, general and administrative expenses in 2014 were higher as compared to 2013 primarily caused by the impact from the Encore acquisition and higher compensation and related expenses. The increase in compensation and related expenses resulted from annual merit increases and an increase in headcount. These increases were partially offset by $1.6 million of costs incurred in 2013 that did not recur in 2014 for severance associated with cost reduction programs as well as a positive impact of approximately $900,000 from the effects of foreign currency fluctuations.

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

Liquidity and Capital Resources

Overview

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, acquisitions, investments, debt service requirements, dividends, equity repurchases, adequacy of our revolving credit facility and access to the capital markets.

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

We had a cash balance of $867.4 million at December 31, 2014 ($210.9 million of which was in the United States), an increase from $778.1 million at December 31, 2013.

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

On October 30, 2013, our Board approved the Repurchase Program authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. Through December 31, 2014, we have used $65.5 million of cash to purchase $59.1 million of stock options and $6.4 million of common stock under the Repurchase Program. We have used and intend to continue to use cash on hand to fund the Repurchase Program. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options and it can be modified, suspended or discontinued at any time. Repurchases of vested in-the-money employee stock options were made through transactions between us and our employees (other than our executive officers, who were not eligible to participate in the program) and this aspect of the Repurchase Program expired in November 2013. The Repurchase Program for common stock does not have an end date. Additional information regarding the Repurchase Program is presented in Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

On May 28, 2014, we completed the repurchase of 3,287,209 shares of our common stock for $50.23 per share from TPG Quintiles Holdco, L.P., one of our existing shareholders, in a private transaction for an aggregate purchase price of approximately $165.1 million. The repurchase price per share of common stock was equal to 98% of the closing market price of our common stock on the NYSE on May 27, 2014 (which was $51.26). We funded this private repurchase transaction with cash on hand. This private repurchase transaction was separate from and in addition to the Repurchase Program.

On July 1, 2014, we completed the acquisition of Encore for approximately $91.5 million in cash (net of approximately $2.2 million of acquired cash). Encore has operations in the United States, and its business is primarily focused on providing EHR implementation and advisory services to healthcare providers.

On November 10, 2014, we completed the repurchase of 4,303,666 shares of our common stock for $58.09 per share for an aggregate purchase price of approximately $250.0 million. We funded this repurchase transaction with a combination of cash on hand and a $150.0 million draw on our revolving credit facility. This repurchase transaction was separate from and in addition to the Repurchase Program.

Based on our current operating plan, we believe that our available cash and cash equivalents, future cash flows from operations and our ability to access funds under our revolving credit and receivables financing facility will enable us to fund our operating requirements and capital expenditures and meet debt obligations for at least the next 12 months. We regularly evaluate our debt arrangements, as well as market conditions, and from time to time we may explore opportunities to modify our existing debt arrangements or pursue additional financing arrangements that could result in the issuance of new debt securities by us or our affiliates. We may use our existing cash, cash generated from operations or dispositions of assets or businesses and/or proceeds from any new financing arrangements or issuances of debt or equity securities to repay or reduce some of our outstanding obligations, to repurchase shares from our shareholders or for other purposes. As part of our ongoing business strategy, we also are continually evaluating new acquisition, expansion and investment possibilities or other strategic growth opportunities, as well as potential dispositions of assets or businesses, as appropriate, including dispositions that may cause us to recognize a loss on certain assets. Should we elect to pursue any such transaction, we may seek to obtain debt or equity financing to facilitate those activities. Our ability to enter into any such potential transactions and our use of cash or proceeds is limited to varying degrees by the terms and restrictions contained in our senior secured credit facilities. We cannot provide assurances that we will be able to complete any such alternative financing arrangements or other transactions on favorable terms or at all.

Senior Secured Credit Agreement

On December 20, 2013, we entered into an amendment to our senior secured credit agreement to provide a new Term Loan B-3 with a syndicate of banks for an aggregate principal amount of $2.061 billion due in 2018. The proceeds from the Term Loan B-3 were used to repay the then outstanding balances of the Term Loan B-1 and Term Loan B-2 and related fees and expenses. The Term Loan B-3 bears interest at the greater of LIBOR or 1.25% plus 2.5%, which is 75 and 25 basis points lower than the interest rates that were in effect on the retired Term Loan B-1 and Term Loan B-2, respectively. Quarterly principal payments on the Term Loan B-3 are $5.15 million, which commenced on September 30, 2014 and continue through March 31, 2018, with the balance of the Term Loan B-3 to be repaid at final maturity on June 8, 2018. Optional prepayments of the Term Loan B-3 are applied to reduce principal payments in direct order of maturity. The credit facility arrangements are collateralized by substantially all of the assets of Quintiles Transnational and the assets of Quintiles Transnational’s domestic subsidiaries including 100% of the equity interests of substantially all of Quintiles Transnational’s domestic subsidiaries and 65% of the equity interests of substantially all of the first-tier foreign subsidiaries of Quintiles Transnational and its domestic subsidiaries (in each case other than certain excluded subsidiaries as defined in the credit agreement). Beginning with fiscal year ending December 31, 2014, we are required to apply 50% of excess cash flow (as defined in the credit agreement), subject to a reduction to 25% or 0% depending upon Quintiles Transnational’s total leverage ratio, for prepayment of the Term Loan B-3, with any such prepayment to be applied, first, in direct order of maturities, to reduce the Term Loan B-3 principal payments due within eight quarters of such prepayment, then on a pro rata basis to reduce the other principal payments due prior to the maturity date, and then to reduce the principal payments due on the maturity date. The amendment also provided additional flexibility for us to enter into certain securitization financing transactions such as the receivables financing facility transaction we entered into in December 2014. Other terms and covenants of the Term Loan B-3 are the same as the terms and covenants of our Term Loan B-1 and Term Loan B-2 prior to the amendment. In connection with this amendment to the credit agreement, in 2013 we recognized a $3.3 million loss on extinguishment of debt which included approximately $1.6 million of unamortized debt issuance costs, approximately $1.6 million of unamortized discount and approximately $25,000 of related fees and expenses.

On November 7, 2014, we entered into an amendment to our senior secured credit agreement that increased our first lien revolving credit facility from $300.0 million to $400.0 million and extended the maturity date for most of the first lien revolving credit facility by six months. The $100.0 million increase will mature in December 2017 along with $282.5 million of the existing $300.0 million first lien revolving credit facility. In addition, the maturity date for the aggregate of $382.5 million of the first lien revolving credit facility may be further extended to June 2019 without lender consent in connection with certain extensions of the maturity date of the Term Loan B-3 under the senior secured credit facilities. The maturity date for the remaining $17.5 million of the existing $300.0 million first lien revolving credit facility was not altered and continues to be June 2017. The other terms of the senior secured credit agreement were not altered by the amendment.

Receivables Financing Facility

On December 5, 2014, we entered into a four-year arrangement to securitize certain of our accounts receivable. Under the receivables financing facility, certain of our accounts receivable are sold on a non-recourse basis by certain of our consolidated subsidiaries to another of our consolidated subsidiaries, a bankruptcy-remote special purpose entity, or SPE. The SPE obtained a term loan and revolving loan commitment from a third party lender, secured by liens on the assets of the SPE, to finance the purchase of the accounts receivable, which included a $275.0 million term loan and a $25.0 million revolving loan commitment. The revolving loan commitment may be increased by an additional $35.0 million as amounts are repaid under the term loan. Quintiles Transnational has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under the receivables financing facility. The assets of the SPE are not available to satisfy any of our obligations or any obligations of our subsidiaries. The interest rate under the receivables financing facility is a reserve-adjusted LIBOR rate for amounts outstanding on the term loan and a reserve-adjusted LIBOR market index rate for amounts outstanding on the revolving loan. Interest is payable monthly. As of December 31, 2014, the full $25.0 million of revolving loan commitment was available under the receivables financing facility. We used the proceeds from the term loan under the receivables financing facility to repay in full the amount outstanding on the revolving credit facility under our senior secured credit agreement ($150.0 million), to repay $25.0 million of the Term Loan B-3 under our senior secured credit agreement, to pay related fees and expenses and the remainder was used for general working capital purposes.

Restrictive Covenants

The credit agreement governing the Quintiles Transnational senior secured credit facilities contains usual and customary restrictive covenants (subject to significant exceptions) that place limitations on Quintiles Transnational’s ability, and the ability of Quintiles Transnational’s restricted subsidiaries, to incur liens; engage in acquisitions, loans and other investments; incur additional indebtedness; merge, dissolve, liquidate or consolidate with or into other persons; sell or otherwise dispose of assets; declare dividends, including to Quintiles Holdings, and make other restricted payments; engage in businesses that are not related to Quintiles Transnational’s and its restricted subsidiaries’ existing business; transact with affiliates; enter into agreements that restrict subsidiaries from paying intercompany dividends or completing intercompany property transfers or that restrict the ability to create liens in favor of Quintiles Transnational’s lenders; amend or otherwise modify organizational documents or terms and conditions of junior financing documents, if any; change the fiscal year of Quintiles Transnational; prepay, redeem or purchase junior financing, if any; designate any other indebtedness as “designated senior indebtedness” or “senior secured financing”; and engage in sale and leaseback transactions. The credit agreement also contains one financial covenant, which is a total leverage ratio financial covenant that provides for a maximum ratio of consolidated debt, as defined in the credit agreement, to consolidated EBITDA, as defined in the credit agreement, for any period of four consecutive fiscal quarters, measured as of the end of such period, of 5.50 to 1.00 in 2013, 5.25 to 1.00 in 2014, 5.00 to 1.00 in 2015, and 4.75 to 1.00 in 2016 and thereafter, and applies at any time Quintiles Transnational makes a revolving loan borrowing, a swingline loan borrowing or issues a letter of credit, and for so long as any revolving loan, swingline loan, unreimbursed drawing under any letter of credit or undrawn letter of credit remains outstanding. In 2014, 2013 and 2012, we believe we were in compliance with our debt covenants.

The agreement governing the receivables financing facility contains certain usual and customary covenants and termination events for a securitization transaction, including certain financial reporting covenants and requirements to maintain the existence of the SPE separate from Quintiles Transnational and its other affiliates. An occurrence of an event of default or a termination event under this facility may give rise to the right of the third party lender to terminate this facility.

See Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding our credit arrangements.

Years ended December 31, 2014, 2013 and 2012

Cash Flow from Operating Activities

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net cash provided by operating activities	$431.8	$393.4	$335.7

2014 compared to 2013

Cash provided by operating activities increased by $38.4 million in 2014 as compared to 2013. The increase in operating cash flow reflects an increase in net income, lower payments for interest ($21.6 million), and lower cash used in days sales outstanding, or DSO, ($21.1 million) in 2014 as compared to 2013. This lower cash used in DSO reflects a two-day increase in DSO in 2014 compared to a five-day increase in 2013. DSO can shift significantly at each reporting period depending on the timing of cash receipts under contractual payment terms relative to the recognition of revenue over a project lifecycle. In addition, net income for 2013 included cash expenses totaling $32.5 million for a fee paid in connection with the termination of our management agreement with affiliates of certain of our shareholders ($25.0 million), a fee paid in connection with the modification of an agreement for the business usage of an airplane owned by GFM ($1.5 million), and a termination fee for the repayment of the $300.0 million term loan ($6.0 million), which did not recur in 2014. These increases in operating cash flow were partially offset by higher payments for income taxes ($67.9 million) and higher cash used for incentive compensation.

2013 compared to 2012

Cash provided by operating activities increased by $57.7 million in 2013 as compared to 2012. The increase in operating cash flow reflects lower payments for income taxes ($33.0 million) and interest ($11.6 million) in 2013. In addition, net income increased despite including cash expenses totaling $32.5 million for a fee paid in connection with the termination of our management agreement with affiliates of certain of our shareholders ($25.0 million), a fee paid in connection with the modification of an agreement for the business usage of an airplane owned by GFM ($1.5 million), and a termination fee for the repayment of the $300.0 million term loan ($6.0 million). These improvements in operating cash flow were partially offset by higher cash used in DSO ($74.1 million). This higher cash used reflected a five-day increase in DSO in 2013. The net impact on cash from the increase in DSO resulted from the fact that we have continued to experience a trend toward longer payment terms on our contracts.

Cash Flow from Investing Activities

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net cash used in investing activities	$(173.1)	$(236.2)	$(132.2)

2014 compared to 2013

Cash used in investing activities decreased by $63.1 million to $173.1 million in 2014, as compared to $236.2 million in 2013. This decline in the use of cash in 2014 was primarily related to lower cash used for the acquisition of businesses. Cash used to acquire businesses in 2014 was $92.2 million, consisting primarily of the acquisition of Encore, as compared to 2013 which included the acquisition of Novella for approximately $145.0 million. Also contributing to the decline was lower cash used to acquire property, equipment and software and an increase in proceeds from the sale of equity securities.

2013 compared to 2012

Cash used in investing activities increased by $104.0 million to $236.2 million in 2013, as compared to $132.2 million in 2012. The uses of cash in 2013 consisted primarily of the acquisition of Novella for approximately $145.0 million, acquisitions of property, equipment and software and cash used to fund investments in unconsolidated affiliates.

Cash Flow from Financing Activities

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net cash (used in) provided by financing activities	$(130.3)	$71.0	$(146.9)

2014 compared to 2013

Net cash used in financing activities was $130.3 million in 2014, as compared to cash provided by financing activities of $71.0 million in 2013. The cash used in financing activities in 2014 was primarily related to the repurchase of common stock ($415.1 million), partially offset by the proceeds from issuance of debt ($275.0 million) and the proceeds from stock issued under employee stock purchase and option plans ($35.2 million). The repurchase of common stock was funded, in part, by a $150.0 million draw on our line of credit under our senior secured credit facility. This line of credit draw was repaid in full in 2014 from the proceeds of a $275.0 million term loan under our receivables financing facility, which closed in December 2014. The proceeds from the $275.0 million term loan were also used to repay $25.0 million of outstanding indebtedness on the Term Loan B-3 under our senior secured credit facility.

2013 compared to 2012

Net cash provided by financing activities increased by $217.9 million to $71.0 million in 2013, as compared to cash used of $146.9 million in 2012. The increase in cash provided by financing activities in 2013 was primarily related to (1) the net proceeds of our IPO ($489.6 million), (2) lower cash used for dividends (zero paid in 2013 as compared to $567.9 million paid in 2012) and (3) cash received upon the exercise of stock options ($12.2 million). These increases in financing cash flows were partially offset by $822.3 million higher net use of cash for debt (cash used to pay debt and debt issue costs, less proceeds from the issuance of debt), which was a use of cash of $386.5 million in 2013, as compared to cash provided of $435.8 million in 2012, and $57.1 million of cash used to repurchase common stock and stock options in 2013 under the Repurchase Program. The increase in net cash used for debt in 2013 was primarily as a result of repayment of all amounts outstanding under the $300.0 million term loan (which was issued in 2012) and $83.8 million of repayments on our senior secured credit facilities, which included a voluntary pay down of $50.0 million and a mandatory prepayment of $33.8 million as a result of excess cash flow (as defined in the credit agreement).

Contractual Obligations and Commitments

Below is a summary of our future payment commitments by year under contractual obligations as of December 31, 2014 (in millions):

	2015	2016-2017	2018-2019	Thereafter	Total
Long-term debt, including interest (1)	$83.5	$204.9	$2,300.2	$—	$2,588.6
Obligations under capital leases	0.1	—	—	—	0.1
Operating leases	91.1	125.1	54.1	80.8	351.1
Purchase obligations (2)	3.4	1.3	—	—	4.7
Commitments to unconsolidated affiliates (3)	2.5	—	—	—	2.5
Defined benefit plans (4)	5.6	—	—	—	5.6
Uncertain income tax positions (5)	1.6	—	—	—	1.6
Contingent consideration (6)	1.5	—	—	—	1.5

Total	$189.3	$331.3	$2,354.3	$80.8	$2,955.7

(1)	Interest payments on floating rate debt for the senior secured credit agreement and receivables financing facility are based on the interest rates in effect on December 31, 2014.
(2)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions.
(3)	We are currently committed to invest $50.0 million in the NovaQuest Pharma Opportunities Fund III, L.P. As of December 31, 2014, we have funded approximately $25.0 million of this commitment and we have approximately $25.0 million remaining to be funded. In February 2015, we committed to invest up to $20.0 million in a new private equity fund, NovaQuest Pharma Opportunities Fund IV, L.P.
(4)	We made cash contributions totaling approximately $8.6 million to our defined benefit plans in 2014, and we estimate that we will make contributions totaling approximately $5.6 million in 2015. Due to the potential impact of future plan investment performance, changes in interest rates, changes in other economic and demographic assumptions and changes in legislation in foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions that may be required to fund our defined benefit plans for periods beyond 2015.
(5)	As of December 31, 2014, our liability related to uncertain income tax positions was approximately $44.6 million, $43.0 million of which has not been included in the above table as we are unable to predict when these liabilities will be paid due to the uncertainties in the timing of the settlement of the income tax positions.
(6)	Contingent consideration payable in connection with acquisitions.

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

Investments in Unconsolidated Affiliates—Equity Method Investments

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

Goodwill, Tangible and Identifiable Intangible Assets

We have recorded and allocated to our reporting units the excess of the cost over the fair value of the net assets acquired, known as goodwill. The recoverability of the goodwill and indefinite-lived intangible assets are evaluated annually for impairment, or if and when events or circumstances indicate a possible impairment. Goodwill and indefinite-lived intangible assets are not amortized. We review the carrying values of other identifiable intangible assets if the facts and circumstances indicate a possible impairment. Based upon our 2014 annual testing, we believe that the risk of a significant impairment to goodwill or indefinite-lived intangible assets is currently very low. Other identifiable intangible assets are amortized over their estimated useful lives.

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

The Black-Scholes-Merton option-pricing model requires the use of subjective assumptions, including share price volatility, the expected life of the award, risk-free interest rate and the fair value of the underlying common shares on the date of grant. In developing our assumptions, we take into account the following:

•	As a result of our status as a private company prior to our IPO, we do not have sufficient history to estimate the volatility of our common share price. We calculate expected volatility based on reported data for selected reasonably similar publicly traded companies for which the historical information is available. We plan to continue to use the guideline peer group volatility information until the historical volatility of our common shares is relevant to measure expected volatility for future award grants;

•	We determine the risk-free interest rate by reference to implied yields available from United States Treasury securities with a remaining term equal to the expected life assumed at the date of grant;

•	We estimate the dividend yield to be zero as we do not currently anticipate paying any future dividends;

•	We estimate the average expected life of the award based on our historical experience; and

•	We estimate forfeitures based on our historical analysis of actual forfeitures.

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

Foreign Currency Exchange Rates

Approximately 38% of our service revenues for both years ended December 31, 2014 and 2013 were denominated in currencies other than the United States dollar. Our financial statements are reported in United

States dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into United States dollars for purposes of reporting our consolidated financial results. In 2014 and 2013, the most significant currency exchange rate exposures were the Euro, British pound, Singapore dollar and Indian rupee. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to United States dollars would have impacted income before income taxes for 2014 by approximately $40.5 million. Accumulated currency translation adjustments recorded as a separate component of shareholders’ deficit were ($55.7) million and ($5.8) million at December 31, 2014 and 2013, respectively. We do not have significant operations in countries in which the economy is considered to be highly-inflationary.

We are subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of a transaction. We earn revenue from our service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect our profitability with respect to such contracts. We limit our foreign currency transaction risk through exchange rate fluctuation provisions stated in our contracts with customers, or we may hedge our transaction risk with foreign currency exchange contracts. At December 31, 2014, we had 13 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through September 2015 with a notional value totaling approximately $76.0 million. At December 31, 2013, we had 12 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through September 2014 with a notional value totaling approximately $60.8 million.

Interest Rates

Because we have variable rate debt, fluctuations in interest rates affect our business. We attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. We have entered into interest rate swaps with financial institutions that have reset dates and critical terms that match those of our term loan credit facility. Accordingly, any change in market value associated with the interest rate swaps is offset by the opposite market impact on the related debt. As of December 31, 2014, we had approximately $2.0 billion of total indebtedness with variable interest at the greater of the three month LIBOR or 1.25%, plus 2.50%, or 3.75% at December 31, 2014, of which $910.0 million, or 44.8%, was hedged at a fixed rate of 2.57%, leaving approximately $1.1 billion of unhedged variable rate debt. As of December 31, 2014, we also had $275.0 million of total indebtedness under our receivables financing facility with variable interest at LIBOR plus 1.05%, or 1.22% at December 31, 2014. Because we do not attempt to hedge all of our variable rate debt, we may incur higher interest costs for the portion of our variable rate debt which is not hedged. Each quarter-point increase or decrease in the variable interest rate would result in our interest expense changing by approximately $3.5 million per year under our unhedged variable rate debt.

Equity Prices

At December 31, 2014 and 2013, we held investments in marketable equity securities. These investments are classified as available-for-sale and are recorded at fair value in the financial statements. These securities are subject to equity price risk. As of December 31, 2014 and 2013, the fair value of these investments was $831,000 and $7.7 million, respectively, based on quoted equity prices. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted equity price was approximately $83,000 and $767,000 at December 31, 2014 and 2013, respectively.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Quintiles Transnational Holdings Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Thomas H. Pike	/s/ Kevin K. Gordon
Thomas H. Pike	Kevin K. Gordon
Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

February 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Quintiles Transnational Holdings Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Quintiles Transnational Holdings Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

February 12, 2015

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Service revenues	$4,165,822	$3,808,340	$3,692,298
Reimbursed expenses	1,294,176	1,291,205	1,173,215

Total revenues	5,459,998	5,099,545	4,865,513
Costs of revenue, service costs	2,684,106	2,471,426	2,459,367
Costs of revenue, reimbursed expenses	1,294,176	1,291,205	1,173,215
Selling, general and administrative	882,338	860,510	817,755
Restructuring costs	8,988	14,071	18,741

Income from operations	590,390	462,333	396,435
Interest income	(3,410)	(3,937)	(3,067)
Interest expense	100,589	123,508	134,371
Loss on extinguishment of debt	—	19,831	1,275
Other (income) expense, net	(8,978)	(185)	(3,572)

Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	502,189	323,116	267,428
Income tax expense	150,056	95,965	93,364

Income before equity in earnings (losses) of unconsolidated affiliates	352,133	227,151	174,064
Equity in earnings (losses) of unconsolidated affiliates	4,368	(1,124)	2,567

Net income	356,501	226,027	176,631
Net (income) loss attributable to noncontrolling interests	(118)	564	915

Net income attributable to Quintiles Transnational Holdings Inc.	$356,383	$226,591	$177,546

Earnings per share attributable to common shareholders:
Basic	$2.78	$1.83	$1.53
Diluted	$2.72	$1.77	$1.51
Weighted average common shares outstanding:
Basic	127,994	124,147	115,710
Diluted	131,083	127,862	117,796

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$356,501	$226,027	$176,631
Unrealized (losses) gains on marketable securities, net of income taxes of ($376), $2,016 and $258	(600)	3,225	400
Unrealized (losses) gains on derivative instruments, net of income taxes of ($1,767), ($751) and ($4,392)	(5,067)	358	(6,306)
Foreign currency translation, net of income taxes of ($2,101), ($2,465) and $2,964	(47,807)	(22,663)	(8,983)
Defined benefit plan adjustments, net of income taxes of ($2,981), ($131) and ($1,444)	(7,237)	2,278	(3,172)
Reclassification adjustments:
Gains on marketable securities included in net income, net of income taxes of ($1,927)	(3,077)	—	—
Losses on derivative instruments included in net income, net of income taxes of $4,022, $4,991 and $1,313	4,608	8,089	2,188
Amortization of prior service costs and losses included in net income, net of income taxes of $275, $389 and $446	468	655	723

Comprehensive income	297,789	217,969	161,481
Comprehensive (income) loss attributable to noncontrolling interests	(121)	551	889

Comprehensive income attributable to Quintiles Transnational Holdings Inc.	$297,668	$218,520	$162,370

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$867,358	$778,143
Restricted cash	2,882	2,712
Trade accounts receivable and unbilled services, net	975,255	924,205
Prepaid expenses	44,628	42,801
Deferred income taxes	118,515	92,115
Income taxes receivable	45,357	16,171
Other current assets and receivables	92,088	89,541

Total current assets	2,146,083	1,945,688

Property and equipment, net	190,297	199,578
Investments in debt, equity and other securities	34,503	40,349
Investments in and advances to unconsolidated affiliates	31,508	22,927
Goodwill	464,434	409,626
Other identifiable intangibles, net	280,243	298,054
Deferred income taxes	35,972	32,864
Deposits and other assets	122,792	117,711

Total assets	$3,305,832	$3,066,797

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$108,743	$100,616
Accrued expenses	733,644	761,189
Unearned income	543,305	538,585
Income taxes payable	55,694	35,778
Current portion of long-term debt and obligations held under capital leases	826	10,433
Other current liabilities	29,688	35,646

Total current liabilities	1,471,900	1,482,247
Long-term debt and obligations held under capital leases, less current portion	2,292,491	2,035,586
Deferred income taxes	61,797	37,541
Other liabilities	183,656	178,908

Total liabilities	4,009,844	3,734,282

Commitments and contingencies (Note 1)
Shareholders’ deficit:
Common stock and additional paid-in capital, 300,000 shares authorized, $0.01 par value, 124,129 and 129,652 shares issued and outstanding at December 31, 2014 and 2013, respectively	143,828	478,144
Accumulated deficit	(788,798)	(1,145,181)
Accumulated other comprehensive loss	(59,091)	(376)

Deficit attributable to Quintiles Transnational Holdings Inc.’s shareholders	(704,061)	(667,413)
Noncontrolling interests	49	(72)

Total shareholders’ deficit	(704,012)	(667,485)

Total liabilities and shareholders’ deficit	$3,305,832	$3,066,797

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Operating activities:
Net income	$356,501	$226,027	$176,631
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	121,013	107,504	98,288
Amortization of debt issuance costs and discount	6,688	21,825	9,237
Share-based compensation	30,001	22,826	25,926
Gain on disposals of property and equipment, net	(975)	(1,153)	(541)
(Earnings) loss from unconsolidated affiliates	(4,346)	1,004	(2,499)
(Gain) loss on investments, net	(4,797)	(183)	70
(Benefit from) provision for deferred income taxes	(6,168)	(24,236)	16,595
Excess income tax benefits from share-based award activities	(20,303)	(16,204)	(465)
Change in operating assets and liabilities:
Accounts receivable and unbilled services	(78,630)	(151,681)	(60,255)
Prepaid expenses and other assets	(40,832)	(18,576)	(27,013)
Accounts payable and accrued expenses	45,804	107,047	58,345
Unearned income	19,943	71,852	54,502
Income taxes payable and other liabilities	7,855	47,319	(13,120)

Net cash provided by operating activities	431,754	393,371	335,701
Investing activities:
Acquisition of property, equipment and software	(82,650)	(88,347)	(71,336)
Acquisition of businesses, net of cash acquired	(92,201)	(144,970)	(43,197)
Proceeds from disposition of property and equipment	1,611	2,021	2,729
Purchase of equity securities	—	—	(13,204)
Proceeds from sale of equity securities	5,861	60	70
Investments in and advances to unconsolidated affiliates, net of payments received	(4,472)	(7,353)	(3,646)
Proceeds from (payments made for) sale of investment in unconsolidated affiliates	—	2,335	(577)
Other	(1,263)	78	(3,072)

Net cash used in investing activities	(173,114)	(236,176)	(132,233)
Financing activities:
Proceeds from issuance of debt	275,000	2,060,755	2,441,017
Payment of debt issuance costs	(1,455)	(2,607)	(9,728)
Repayment of debt	(30,157)	(2,444,600)	(1,995,472)
Proceeds from revolving credit facility	150,000	—	—
Repayment of revolving credit facility	(150,000)	—	—
Principal payments on capital lease obligations	(2,612)	(3,812)	(5,407)
Contingent consideration paid	(3,000)	—	—
Issuance of common stock	—	525,000	3,116
Payment of common stock issuance costs	(105)	(35,439)	—
Stock issued under employee stock purchase and option plans	35,228	12,539	350
Repurchase of common stock	(415,131)	(6,434)	(13,363)
Repurchase of stock options	(8,415)	(50,649)	—
Excess income tax benefits from share-based award activities	20,303	16,204	465
Dividends paid to common shareholders	—	—	(567,851)

Net cash (used in) provided by financing activities	(130,344)	70,957	(146,873)
Effect of foreign currency exchange rate changes on cash	(39,081)	(17,737)	(5,166)

Increase in cash and cash equivalents	89,215	210,415	51,429
Cash and cash equivalents at beginning of period	778,143	567,728	516,299

Cash and cash equivalents at end of period	$867,358	$778,143	$567,728

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Common Stock	Additional Paid-In Capital	Noncontrolling Interests	Total
	(in thousands, except share data)
Balance, December 31, 2011 (115,966,141 shares)	$(994,415)	$22,871	$1,160	$—	$788	$(969,596)
Issuance of common stock (306,025 shares)	—	—	3	3,463	—	3,466
Repurchase of common stock (508,656 shares)	—	—	(5)	(13,358)	—	(13,363)
Share-based compensation	—	—	—	25,774	—	25,774
Income tax benefits from share-based award activities	—	—	—	465	—	465
Cash dividends paid to common shareholders	(554,903)	—	—	(12,948)	—	(567,851)
Investment by noncontrolling interest	—	—	—	—	580	580
Net income	177,546	—	—	—	(915)	176,631
Unrealized gain on marketable securities, net of tax	—	400	—	—	—	400
Unrealized loss on derivative instruments, net of tax	—	(6,306)	—	—	—	(6,306)
Reclassification adjustments, net of tax	—	2,911	—	—	—	2,911
Defined benefit plan adjustments, net of tax	—	(3,172)	—	—	—	(3,172)
Foreign currency translation, net of tax	—	(9,009)	—	—	26	(8,983)

Balance, December 31, 2012 (115,763,510 shares)	(1,371,772)	7,695	1,158	3,396	479	(1,359,044)
Issuance of common stock (14,041,620 shares)	—	—	141	537,398	—	537,539
Stock issuance costs	—	—	—	(35,439)	—	(35,439)
Repurchase of common stock (153,223 shares)	—	—	(2)	(6,432)	—	(6,434)
Repurchase of stock options	—	—	—	(59,064)	—	(59,064)
Share-based compensation	—	—	—	20,784	—	20,784
Income tax benefits from share-based award activities	—	—	—	16,204	—	16,204
Net income	226,591	—	—	—	(564)	226,027
Unrealized gain on marketable securities, net of tax	—	3,225	—	—	—	3,225
Unrealized gain on derivative instruments, net of tax	—	358	—	—	—	358
Reclassification adjustments, net of tax	—	8,744	—	—	—	8,744
Defined benefit plan adjustments, net of tax	—	2,278	—	—	—	2,278
Foreign currency translation, net of tax	—	(22,676)	—	—	13	(22,663)

Balance, December 31, 2013 (129,651,907 shares)	(1,145,181)	(376)	1,297	476,847	(72)	(667,485)
Issuance of common stock (2,068,608 shares)	—	—	21	35,281	—	35,302
Stock issuance costs	—	—	—	(105)	—	(105)
Repurchase of common stock (7,591,175 shares)	—	—	(76)	(415,055)	—	(415,131)
Share-based compensation	—	—	—	25,315	—	25,315
Income tax benefits from share-based award activities	—	—	—	20,303	—	20,303
Net income	356,383	—	—	—	118	356,501
Unrealized loss on marketable securities, net of tax	—	(600)	—	—	—	(600)
Unrealized loss on derivative instruments, net of tax	—	(5,067)	—	—	—	(5,067)
Reclassification adjustments, net of tax	—	1,999	—	—	—	1,999
Defined benefit plan adjustments, net of tax	—	(7,237)	—	—	—	(7,237)
Foreign currency translation, net of tax	—	(47,810)	—	—	3	(47,807)

Balance, December 31, 2014 (124,129,340 shares)	$(788,798)	$(59,091)	$1,242	$142,586	$49	$(704,012)

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The Company

Conducting business in approximately 100 countries with approximately 32,600 employees, Quintiles Transnational Holdings Inc. (together with its subsidiaries, the “Company”) is a provider of pharmaceutical development services and commercial outsourcing services that helps its biopharmaceutical customers, as well as customers in the broader healthcare industry, to make decisions regarding drug development, commercialization and drug therapy choices. The Company also offers a number of services designed to address the outcomes and analytical needs of the broader healthcare industry.

Reclassifications

Certain immaterial prior period amounts have been reclassified to conform to the current period presentation. These changes had no effect on previously reported total revenues, net income, comprehensive income or shareholders’ deficit.

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

Foreign Currencies

The Company’s financial statements are reported in United States dollars and, accordingly, fluctuations in exchange rates will affect the translation of its revenues and expenses denominated in foreign currencies into United States dollars for purposes of reporting its consolidated financial results. Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange during the year. Translation adjustments resulting from this process are charged or credited to the accumulated other comprehensive income (loss) (“AOCI”) component of shareholders’ deficit. The Company is subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of a transaction. The Company earns revenue from its service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company’s profitability with respect to such contracts. Other (income) expense, net includes foreign currency net losses for 2014, 2013 and 2012 of approximately $4.9 million, $4.0 million and $1.1 million, respectively.

Cash Equivalents, Restricted Cash and Investments

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. The Company’s restricted cash primarily consisted of amounts collateralizing standby letters of credit issued in favor of certain suppliers and health insurance funds. Investments in marketable equity securities are classified as available-for-sale and measured at fair market value with net unrealized gains and losses recorded in the AOCI component of shareholders’ deficit until realized. The fair market value is based on the closing price as quoted by the respective stock exchange. In addition, the Company has investments in equity securities of companies for which there are not readily available market values and for which the Company does not exercise significant influence or control; such investments are accounted for using the cost method. Any gains or losses from the sales of investments or other-than-temporary declines in fair value are computed by specific identification.

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

Derivatives

The Company uses derivative instruments to manage exposures to interest rates and foreign currencies. The Company also holds freestanding warrants. Derivatives are recorded on the balance sheet at fair value at each balance sheet date utilizing pricing models for non-exchange-traded contracts. At inception, the Company designates whether or not the derivative instrument is an effective hedge of an asset, liability or firm commitment which is then classified as either a cash flow hedge or a fair value hedge. If determined to be an effective cash flow hedge, changes in the fair value of the derivative instrument are recorded as a component of AOCI until realized. We include the impact from these hedges in the same line item as the hedged item on the consolidated statements of cash flows. Changes in fair value of effective fair value hedges are recorded in earnings as an offset to the changes in the fair value of the related hedged item. Hedge ineffectiveness, if any, is immediately recognized in earnings. Changes in the fair values of derivative instruments that are not an effective hedge are recognized in earnings. The Company has entered, and may in the future enter, into derivative contracts (swaps, forwards, calls or puts, warrants, for example) related to its debt, investments in marketable equity securities and forecasted foreign currency transactions.

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

Receivables Financing Facility

Advances received under the Company’s receivables financing facility are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. The Company services the collateralized accounts receivable and the cash flows for the underlying receivables are included in cash provided by operating activities. The collateralized accounts receivable are included in trade accounts receivable and unbilled services, net.

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

Definite-lived identifiable intangible assets are amortized primarily using an accelerated method that reflects the pattern in which the Company expects to benefit from the use of the asset over its estimated remaining useful life as follows:

Trademarks and trade names	3 - 7 years
Product licensing and distribution rights	1 year
Non-compete agreements	1 - 4 years
Contract backlog and customer relationships	1 - 11 years
Software and related assets	3 - 10 years

Goodwill and indefinite-lived identifiable intangible assets, which consist of certain trade names, are not amortized but evaluated for impairment annually, or more frequently if events or changes in circumstances indicate an impairment.

Included in software and related items is the capitalized cost of internal-use software used in supporting the Company’s business. Qualifying costs incurred during the application development stage are capitalized and amortized over their estimated useful lives. The Company recognized $33.1 million, $32.2 million and $27.4 million of amortization expense in 2014, 2013 and 2012, respectively, related to software and related assets.

The carrying values of property, equipment and intangible and other long-lived assets are reviewed for recoverability if the facts and circumstances suggest that a potential impairment may have occurred. If this review indicates that carrying values will not be recoverable, as determined based on undiscounted cash flow projections, the Company will record an impairment charge to reduce carrying values to estimated fair value. There were no events, facts or circumstances in 2014, 2013 and 2012 that resulted in any impairment charges to the Company’s property, equipment, intangible or other long-lived assets.

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

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. Investment policies have been implemented that limit purchases of marketable securities to investment grade securities. Substantially all service revenues for Product Development and Integrated Healthcare Services are earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and healthcare companies. The concentration of credit risk is equal to the outstanding accounts receivable and unbilled services balances, less the unearned income related thereto, and such risk is subject to the financial and industry conditions of the Company’s customers. The Company does not require collateral or other securities to support customer receivables. Credit losses have been immaterial and reasonably within management’s expectations. No customer accounted for 10.0% or more of consolidated service revenues in 2014, 2013 or 2012.

Research and Development Costs

Research and development costs consist primarily of employee compensation and related expenses and information technology contract services. The following is a summary of the research and development expenses (in thousands):

	Year Ended December 31,
	2014	2013	2012
Internally developed software applications and computer technology	$4,980	$3,955	$9,907
Funding of customer’s research and development activity	811	1,000	—
Collaboration agreement with HUYA	—	—	519

	$5,791	$4,955	$10,426

In January 2010, the Company entered into a collaboration agreement with a related party, HUYA Bioscience International, LLC (“HUYA”), to fund up to $2.3 million of its research and development activity for a specific compound. The funding consisted of $1.0 million in cash which was paid and expensed in 2010 and $1.3 million of services provided by the Company, which have been fully provided. In return for the $2.3 million in funding, the Company had the potential to receive additional consideration which contractually may not exceed $16.5 million excluding interest if certain events were to occur. In February 2015, the Company and HUYA agreed to terminate the collaboration agreement. In connection with the termination, HUYA agreed to pay the Company $5.0 million to satisfy all of HUYA’s various payment obligations under the collaboration agreement.

Advertising Costs

Advertising costs, which include the development and production of advertising materials and the communication of these materials, are charged to expense as incurred. The Company incurred approximately $16.0 million, $14.8 million and $14.5 million in advertising expense in 2014, 2013 and 2012, respectively.

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

Income Taxes

Income tax expense includes United States federal, state and international income taxes. Certain items of income and expense are not reported in income tax returns and financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. Beginning in 2013, the undistributed earnings of most of the Company’s foreign subsidiaries are considered to be indefinitely reinvested outside of the United States. Accordingly, a deferred income tax liability has not been provided related to those undistributed earnings. Interest and penalties related to unrecognized income tax benefits are recognized as a component of income tax expense as discussed further in Note 16.

Employee Stock Compensation

The Company accounts for share-based compensation for stock options and stock appreciation rights (“SARs”) under the fair value method and uses the Black-Scholes-Merton model to estimate the value of such share-based awards granted to its employees and non-executive directors. Expected volatility is based upon the historical volatility of a peer group for a period equal to the expected term, as the Company does not have adequate history to calculate its own volatility and believes the expected volatility will approximate the historical volatility of the peer group. Prior to the completion of the Company’s initial public offering (“IPO”) on May 14, 2013, the expected dividends were based on the historical dividends paid by the Company, excluding dividends that resulted from activities that the Company deemed to be one-time in nature. Following the IPO, the Company does not currently anticipate paying dividends. The expected term represents the period of time the grants are expected to be outstanding. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant.

The Company accounts for its share-based compensation for restricted stock units (“RSUs”) based on the closing market price of the Company’s common stock on the date of grant.

The Company recognized share-based compensation expense of $30.0 million, $22.8 million and $25.9 million in 2014, 2013 and 2012, respectively. Share-based compensation expense is included in selling, general and administrative expenses on the accompanying consolidated statements of income based upon the classification of the employees who were granted the share-based awards. The associated future income tax benefit recognized was $7.6 million, $8.1 million and $6.9 million in 2014, 2013 and 2012, respectively. As of December 31, 2014, there was approximately $38.4 million of total unrecognized share-based compensation expense related to outstanding non-vested share-based compensation arrangements, which the Company expects to recognize over a weighted average period of 1.5 years.

Earnings Per Share

The calculation of earnings per share is based on the weighted average number of common shares or common stock equivalents outstanding during the applicable period. The dilutive effect of common stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan (see Note 17) and unvested RSUs.

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

2. Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consist of the following (in thousands):

	December 31,
	2014	2013
Trade:
Billed	$444,941	$408,959
Unbilled services	532,312	516,942

	977,253	925,901
Allowance for doubtful accounts	(1,998)	(1,696)

	$975,255	$924,205

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

	December 31,
	2014	2013
Americas:
United States	55%	53%
Other	2	2

Americas	57	55
Europe and Africa:
United Kingdom	23	25
Other	11	12

Europe and Africa	34	37
Asia-Pacific:
Japan	4	4
Other	5	4

Asia-Pacific	9	8

	100%	100%

3. Investments—Debt, Equity and Other Securities

The following is a summary of the Company’s debt, equity and other securities (in thousands):

	December 31,
	2014	2013
Marketable securities	$831	$7,668
Cost method	33,672	32,681

	$34,503	$40,349

Investments in Marketable Securities:

The following is a summary of available-for-sale securities (in thousands):

	December 31, 2014			December 31, 2013
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Loss	Market Value	Amortized Cost	Gross Unrealized Gains	Market Value
Marketable equity	$1,103	$(272)	$831	$1,960	$5,708	$7,668

The Company recognized a $5.0 million gain from the sale of marketable equity securities in 2014. The Company did not recognize any gains from the sale of marketable equity securities in 2013 and 2012. The Company did not recognize any losses from the sale of marketable equity securities in 2014, 2013 and 2012.

The net after-tax adjustment to unrealized holding gains (losses) on available-for-sale securities included in the AOCI component of shareholders’ deficit was ($170,000), $3.5 million and $284,000 in 2014, 2013 and 2012, respectively.

The Company’s policy is to continually review declines in fair value of marketable equity securities for declines that may be other than temporary. As part of this review, the Company considers the financial statements of the investee, analysts’ reports, duration of the decline in fair value and general market factors. The

Company did not recognize any such losses in 2014, 2013 and 2012. At December 31, 2014, the marketable equity security was in an unrealized loss position. This investment has been in an unrealized loss position for less than one year as of December 31, 2014 and is expected to recover its value.

Investments—Cost Method

The Company has investments in equity securities of companies for which there are not readily available market values and for which the Company does not exercise significant influence or control. These investments are accounted for using the cost method. Below is a summary of the Company’s portfolio of cost method investments (in thousands):

	December 31,
	2014	2013
Equity investments	$32,516	$32,516
Convertible notes	1,156	165

	$33,672	$32,681

On February 25, 2011, the Company and the Samsung Group entered into an agreement to form a joint venture intended to provide biopharmaceutical contract manufacturing services in South Korea. The Company committed to invest up to $30.0 million for a noncontrolling interest and has funded all of this commitment. As of December 31, 2014 and 2013, the Company has an approximately 3.0% and 5.1%, respectively, ownership interest in the joint venture.

In December 2011, the Company and Intarcia Therapeutics (“Intarcia”) entered into an alliance to develop a new therapy for type 2 diabetes whereby Intarcia will use the Company to conduct Phase III pivotal trials and a cardiovascular outcomes trial. Under the alliance, the Company provided Intarcia a customer incentive of $12.5 million and acquired $5.0 million of preferred stock of Intarcia. The customer incentive is being amortized in proportion to the revenues earned as a reduction of revenue recorded under the service arrangements. As of December 31, 2014 and 2013, the customer incentive of $7.1 million and $10.7 million, respectively, was recorded in deposits and other assets on the accompanying consolidated balance sheets. The $5.0 million investment in preferred stock of Intarcia is recorded in “investments—debt, equity and other securities” on the accompanying consolidated balance sheets.

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

4. Investments in and Advances to Unconsolidated Affiliates

The Company accounts for its investments in and advances to unconsolidated affiliates under the equity method of accounting and records its pro rata share of its losses or earnings from these investments in equity in (losses) earnings of unconsolidated affiliates. The following is a summary of the Company’s investments in and advances to unconsolidated affiliates (in thousands):

	December 31,
	2014	2013
NovaQuest Pharma Opportunities Fund III, L.P.	$22,633	$11,792
Oxford Cancer Biomarkers	—	4,141
Cenduit™	8,271	6,431
Other	604	563

	$31,508	$22,927

NovaQuest Pharma Opportunities Funds

In November 2010, the Company committed to invest up to $60 million as a limited partner in NovaQuest Pharma Opportunities Fund III, L.P. (“the Fund”). In November 2013, the Company sold $10.0 million of this commitment, thus, reducing the total commitment to $50.0 million. The Company had funded approximately $2.9 million of this commitment which had a carrying value of approximately $2.2 million. The Company received approximately $2.3 million for the funded portion of the commitment it sold. As of December 31, 2014, the Company has approximately $25.0 million of remaining funding commitments to the Fund. As of December 31, 2014 and 2013, the Company has a 10.9% ownership interest in the Fund.

In February 2015, the Company committed to invest up to $20 million as a limited partner in a new private equity fund, NovaQuest Pharma Opportunities Fund IV, L.P.

Oxford Cancer Biomarkers

In January 2012, the Company invested approximately $4.7 million in Oxford Cancer Biomarkers (“OCB”). The Company has a 30.0% ownership interest in Oxford Cancer Biomarkers. During 2014, the Company recognized a loss of $3.5 million due to a decline in fair value of OCB that was deemed by management to be other than temporary.

Cenduit™

In May 2007, the Company and Thermo Fisher Scientific Inc. (“Thermo Fisher”) completed the formation of a joint venture, Cenduit™. The Company contributed its Interactive Response Technology operations in India and the United States. Thermo Fisher contributed its Fisher Clinical Services Interactive Response Technology operations in three locations—the United Kingdom, the United States and Switzerland. Additionally, each company contributed $3.5 million in initial capital. The Company and Thermo Fisher each own 50% of Cenduit™.

5. Derivatives

As of December 31, 2014, the Company held the following derivative positions: (i) freestanding warrants to purchase shares of common stock of third parties, (ii) forward exchange contracts to protect against foreign exchange movements for certain forecasted foreign currency cash flows related to service contracts and (iii) interest rate swaps to hedge the exposure to variability in interest payments on variable interest rate debt. The Company does not use derivative financial instruments for speculative or trading purposes.

As of December 31, 2014, the Company had freestanding warrants to purchase shares of third parties’ common stock. No quoted price is available for the warrants. Accordingly, the Company uses various valuation techniques to value the warrants, including the present value of estimated expected future cash flows, option-

pricing models and fundamental analysis. Factors affecting the valuation include the current price of the underlying common stock, the exercise price of the warrants, the expected time to exercise the warrants, the estimated price volatility of the underlying common stock over the life of the warrants and the restrictions on the transferability of or ability to exercise the warrants. The Company did not sell any warrants in 2014, 2013 or 2012.

As of December 31, 2014, the Company had 13 open foreign exchange forward contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2015 with notional amounts totaling $76.0 million. As of December 31, 2013, the Company had 12 open foreign exchange forward contracts to hedge certain forecasted foreign currency transactions which occurred in 2014 with notional amounts totaling $60.8 million. As these contracts were executed to hedge the risk of the potential volatility in the cash flows resulting from fluctuations in currency exchange rates during the first nine months of 2015, these transactions are accounted for as cash flow hedges. As such, the effective portion of the gain or loss on the contracts is recorded as unrealized gains (losses) on derivatives included in the AOCI component of shareholders’ deficit. These hedges are highly effective. As of December 31, 2014 and 2013, the Company had recorded gross unrealized losses of $4.6 million and gains of $3.95 million, respectively, related to foreign exchange forward contracts. Upon expiration of the hedge instruments in 2015, the Company will reclassify the unrealized holding gains and losses on the derivative instruments included in AOCI into earnings. The unrealized losses are included in other current liabilities and the unrealized gains are included in other current assets on the accompanying consolidated balance sheets as of December 31, 2014 and 2013, respectively.

As of December 31, 2011, the Company, through its acquired subsidiary, Outcome Sciences, Inc. (“Outcome”), had open foreign exchange forward contracts to protect against the effects of foreign currency fluctuations on certain foreign currency cash flow transactions occurring in 2012. The derivative instruments that matured in 2012 had not been designated as hedges and, as a result, changes in the fair value were recorded as other (income) expense, net. The Company recognized $588,000 of losses related to these foreign exchange forward contracts as other (income) expense, net on the accompanying consolidated statement of income for the year ended December 31, 2012. All of these contracts matured in 2012.

On June 9, 2011, the Company entered into six interest rate swaps effective September 28, 2012 and expiring between September 30, 2013 and March 31, 2016 in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. The critical terms of the interest rate swaps were substantially the same as those of the Company’s senior secured credit facilities, including quarterly interest settlements. These interest rate swaps are being accounted for as cash flow hedges as these transactions were executed to hedge the Company’s interest payments, and these hedges are deemed to be highly effective. As such, changes in the fair value of these derivative instruments are recorded as unrealized gains (losses) on derivatives included in the AOCI component of shareholders’ deficit. As of December 31, 2014 and 2013, the unrealized losses included in AOCI were $14.4 million and $24.8 million, respectively. The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparty, which, when they occur, are reflected as interest expense on the consolidated statements of income. These payments, together with the variable rate of interest incurred on the underlying debt, result in a fixed rate of interest of 2.57% plus the applicable margin on the affected borrowings ($910.0 million or 44.8% of the Company’s variable rate debt under its senior secured credit facilities at December 31, 2014). The Company expects that $12.2 million of unrealized losses will be reclassified out of AOCI and will form the interest rate swap component of the 2.57% fixed rate of interest to be incurred over the next 12 months as the underlying net payments are settled.

The fair values of the Company’s derivative instruments designated as hedging instruments and the line items on the accompanying consolidated balance sheets to which they were recorded are summarized in the following table (in thousands):

		December 31,
	Balance Sheet Classification	2014	2013
Foreign exchange forward contracts	Other current assets	$—	$3,950
Foreign exchange forward contracts	Other current liabilities	$4,635	$—
Interest rate swaps	Other current liabilities	$14,424	$24,805

The effect of the Company’s cash flow hedging instruments on other comprehensive income (loss) is summarized in the following table (in thousands):

	Year Ended December 31,
	2014	2013	2012
Foreign exchange forward contracts	$(8,585)	$3,485	$2,327
Interest rate swaps	10,381	9,202	(9,524)

Total	$1,796	$12,687	$(7,197)

6. Fair Value Measurements

The Company records certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy that prioritizes the inputs used to measure fair value is described below. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3—Unobservable inputs that are supported by little or no market activity. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Marketable equity securities	$831	$—	$—	$831
Warrants	—	—	4	4

Total	$831	$—	$4	$835

Liabilities:
Foreign exchange forward contracts	$—	$4,635	$—	$4,635
Interest rate swaps	—	14,424	—	14,424
Contingent consideration	—	—	1,452	1,452

Total	$—	$19,059	$1,452	$20,511

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

Below is a summary of the valuation techniques used in determining fair value:

Marketable equity securities—The Company values marketable equity securities utilizing quoted market prices.

Foreign exchange forward contracts—The Company values foreign exchange forward contracts using quoted market prices for identical instruments in less active markets or using other observable inputs.

Warrants—The Company values warrants utilizing the Black-Scholes-Merton model.

Interest rate swaps—The Company values interest rate swaps using market inputs with mid-market pricing as a practical expedient for bid-ask spread.

Contingent consideration—The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Key assumptions used to estimate the fair value of contingent consideration include revenue, net new business and operating forecasts and the probability of achieving the specific targets.

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31 (in thousands):

	Warrants—Deposits and Other Assets			Contingent Consideration—Accrued Expenses and Other Liabilities
	2014	2013	2012	2014	2013	2012
Balance as of January 1	$211	$29	$12	$13,014	$3,521	$6,165
Initial estimate of contingent consideration	—	—	—	—	14,300	1,990
Contingent consideration paid	—	—	—	(3,000)	—	—
Revaluations included in earnings	(207)	182	17	(8,562)	(4,807)	(4,634)

Balance as of December 31	$4	$211	$29	$1,452	$13,014	$3,521

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

As of December 31, 2014, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $809.8 million were identified as Level 3. These assets are comprised of cost and equity method investments of $65.2 million, goodwill of $464.4 million and other identifiable intangibles, net of $280.2 million.

The Company has unfunded cash commitments totaling approximately $25.0 million related to its cost and equity method investments as of December 31, 2014.

Cost and Equity Method Investments—The inputs available for valuing investments in non-public portfolio companies are generally not easily observable. The valuation of non-public investments requires significant judgment by the Company due to the absence of quoted market values, inherent lack of liquidity and the long-term nature of such assets. When a triggering event occurs, the Company considers a wide range of available market data when assessing the estimated fair value. Such market data includes observations of the trading multiples of public companies considered comparable to the private companies being valued as well as publicly disclosed merger transactions involving comparable private companies. In addition, valuations are adjusted to account for company-specific issues, the lack of liquidity inherent in a non-public investment and the fact that comparable public companies are not identical to the companies being valued. Such valuation adjustments are necessary because in the absence of a committed buyer and completion of due diligence similar to that performed in an actual negotiated sale process, there may be company-specific issues that are not fully known that may affect value. Further, a variety of additional factors are reviewed by the Company, including, but not limited to, financing and sales transactions with third parties, current operating performance and future expectations of the particular investment, changes in market outlook and the third party financing environment. Because of the inherent uncertainty of valuations, estimated valuations may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Goodwill—Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets resulting from business combinations. The Company performs a qualitative analysis to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its book value. This includes a qualitative analysis of macroeconomic conditions, industry and market considerations, internal cost factors, financial performance, fair value history and other company specific events. If this qualitative analysis indicates that it is more likely than not that the estimated fair value is less than the book value for the respective reporting unit, the Company applies a two-step impairment test in which the Company determines whether the estimated fair value of the reporting unit is in excess of its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the estimated fair value of the reporting unit, the Company performs the second step of the impairment test to determine the implied estimated fair value of the reporting unit’s goodwill. The Company determines the implied estimated fair value of goodwill by determining the present value of the estimated future cash flows for each reporting unit and comparing the reporting unit’s risk profile and growth prospects to selected, reasonably similar publicly traded companies. No indication of impairment was identified during the Company’s annual review.

Definite-lived Intangible Assets—If a triggering event occurs, the Company determines the estimated fair value of definite-lived intangible assets by determining the present value of the expected cash flows.

Indefinite-lived Intangible Asset—The Company performs a qualitative analysis to determine whether it is more likely than not that the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. If this qualitative analysis indicates that it is more likely than not that the estimated fair value is less than the carrying value of the indefinite-lived intangible asset, the Company determines the estimated fair value of the indefinite-lived intangible asset (trade name) by determining the present value of the estimated royalty payments on an after-tax basis that it would be required to pay the owner for the right to use such trade name. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to the excess. No indication of impairment was identified during the Company’s annual review.

7. Property and Equipment

The major classes of property and equipment were as follows (in thousands):

	December 31,
	2014	2013
Land, buildings and leasehold improvements	$185,940	$184,726
Equipment	240,227	222,858
Furniture and fixtures	54,615	55,741
Motor vehicles	15,443	17,801

	496,225	481,126
Less accumulated depreciation	(305,928)	(281,548)

	$190,297	$199,578

8. Goodwill and Identifiable Intangible Assets

As of December 31, 2014, the Company has approximately $280.2 million of identifiable intangible assets, of which approximately $109.7 million, relating to a trade name, is deemed to be indefinite-lived and, accordingly, is not being amortized. Amortization expense associated with identifiable definite-lived intangible assets was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Amortization expense	$58,457	$51,450	$46,440

Estimated amortization expense for existing identifiable intangible assets is expected to be approximately $57.5 million, $41.8 million, $28.7 million, $17.9 million and $12.2 million for the years ending December 31, 2015, 2016, 2017, 2018 and 2019, respectively. Estimated amortization expense can be affected by various factors, including future acquisitions or divestitures of product and/or licensing and distribution rights or impairments.

The following is a summary of identifiable intangible assets (in thousands):

	As of December 31, 2014			As of December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived identifiable intangible assets:
Product licensing and distribution rights and customer relationships	$123,227	$(54,413)	$68,814	$115,895	$(35,027)	$80,868
Trademarks, trade names and other	18,571	(6,399)	12,172	52,053	(37,450)	14,603
Software and related assets	260,052	(170,471)	89,581	232,468	(139,561)	92,907

	$401,850	$(231,283)	$170,567	$400,416	$(212,038)	$188,378

Indefinite-lived identifiable intangible assets:

Trade name	$109,676	$—	$109,676	$109,676	$—	$109,676

Accumulated amortization of identifiable intangible assets includes the impact of amortization expense, foreign exchange fluctuations and disposals of software and related assets.

The following is a summary of goodwill by segment for the years ended December 31, 2014 and 2013 (in thousands):

	Product Development	Integrated Healthcare Services	Consolidated
Balance as of December 31, 2012	$237,757	$64,672	$302,429
Acquisition	116,542	—	116,542
Impact of foreign currency fluctuations	(3,155)	(6,190)	(9,345)

Balance as of December 31, 2013	351,144	58,482	409,626
Acquisition	—	62,778	62,778
Impact of foreign currency fluctuations and other	(4,536)	(3,434)	(7,970)

Balance as of December 31, 2014	$346,608	$117,826	$464,434

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013
Compensation, including bonuses, fringe benefits and payroll taxes	$403,250	$437,138
Restructuring	6,083	5,474
Interest	274	278
Contract related	255,530	240,548
Other	68,507	77,751

	$733,644	$761,189

10. Credit Arrangements

The following is a summary of the Company’s revolving credit facilities at December 31, 2014:

Facility	Interest Rates
$400.0 million (first lien revolving credit facility)	One month London Interbank Offer Rate (“LIBOR”), (0.17% at December 31, 2014) plus 2.50% to 2.75% depending upon the Company’s total leverage ratio

$25.0 million (receivables financing facility)	LIBOR Market Index Rate, (0.17% at December 31, 2014) plus 0.85% to 1.35% depending upon the Company’s debt rating

£10.0 million (approximately $15.6 million) general banking facility with a European headquartered bank	Bank’s base rate (0.5% at December 31, 2014) plus 1%

During 2014, the Company borrowed and repaid $150.0 million from its first lien revolving credit facility. The Company did not have any outstanding borrowings under any of the revolving credit facilities at December 31, 2014 or 2013. At December 31, 2014, there were bank guarantees totaling approximately £4.2 million (approximately $6.5 million) issued against the availability of the general banking facility with a European headquartered bank through their operations in the United Kingdom.

Long-term debt consists of the following (in thousands):

	December 31,
	2014	2013
Term Loan B-3 due 2018 ((the greater of three month LIBOR or 1.25%) plus 2.50%, or 3.75% at December 31, 2014)	$2,030,606	$2,060,756
Receivables financing facility due 2018 ((LIBOR 0.17%) plus 1.05%, or 1.22% at December 31, 2014)	275,000	—
Other notes payable	—	7

	2,305,606	2,060,763
Less: unamortized discount	(12,379)	(14,975)
Less: current portion	(750)	(10,307)

	$2,292,477	$2,035,481

Contractual maturities of long-term debt at December 31, 2014 are as follows (in thousands):

2015	$750
2016	20,600
2017	20,600
2018	2,263,656

$2,305,606

The estimated fair value of the long-term debt, which is primarily based on rates in which the debt is traded among banks, was approximately $2.3 billion and $2.1 billion at December 31, 2014 and 2013, respectively.

Senior Secured Credit Agreement

On June 8, 2011, the Company, through its wholly owned subsidiary, Quintiles Transnational Corp. (“Quintiles Transnational”), entered into the initial credit agreement governing the Quintiles Transnational senior secured credit facilities under which the Company was permitted to borrow up to $2.225 billion. The credit facility arrangements were amended in October 2012, December 2012, December 2013 and November 2014, as described below, and initially consisted of two components: a $225.0 million first lien revolving credit facility due in 2016 and a $2.0 billion first lien Term Loan B due in 2018 (the “Term Loan B”).

On December 20, 2012, the Term Loan B was repaid with the proceeds of a new Term Loan B-2 (see below), together with cash on hand.

October 2012 Debt Issuance

On October 22, 2012, the Company entered into an amendment to the credit agreement to provide (i) a new Term Loan B-1 (the “Term Loan B-1”) with a syndicate of banks for an aggregate principal amount of $175.0 million due 2018, (ii) a one-year extension of the maturity date of its existing $225.0 million senior secured revolving credit facility (to 2017) and (iii) a $75.0 million increase in its existing $225.0 million senior secured revolving credit facility (the “Increased Revolving Facility”), which would also mature in 2017. Annual maturities on the Term Loan B-1 were 1% of the original principal amount until December 31, 2017, with the balance of the Term Loan B-1 to be repaid at final maturity on June 8, 2018. In the fourth quarter of 2012, the proceeds from the Term Loan B-1, together with approximately $73 million of cash on hand, were used to (i) pay a dividend to the Company’s shareholders totaling approximately $241.7 million, (ii) pay a bonus to certain option holders totaling approximately $2.4 million and (iii) pay approximately $4.0 million of fees and related expenses. Other terms and covenants of the Term Loan B-1 and the Increased Revolving Facility were and are the same as the terms and covenants of the Company’s Term Loan B and the senior secured revolving credit facility prior to the amendment.

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

On December 20, 2013, the Term Loan B-2 was repaid with the proceeds of a new Term Loan B-3 (see below).

2013 Refinancing Transaction

On December 20, 2013, the Company entered into an amendment to its senior secured credit agreement to provide a new Term Loan B-3 (the “Term Loan B-3”) with a syndicate of banks for an aggregate principal amount of $2.061 billion due in 2018. The proceeds from the Term Loan B-3 were used to repay the then outstanding balances of the Term Loan B-1 and Term Loan B-2 and related fees and expenses. Quarterly principal payments on the Term Loan B-3 are $5.15 million, which commenced on September 30, 2014 and continue through March 31, 2018, with the balance of the Term Loan B-3 to be repaid at final maturity on June 8, 2018. Optional prepayments of the Term Loan B-3 are applied to reduce principal payments in direct order of maturity. The credit facility arrangements are collateralized by substantially all of the assets of Quintiles Transnational and the assets of Quintiles Transnational’s domestic subsidiaries, including 100% of the equity interests of substantially all of Quintiles Transnational’s domestic subsidiaries, and 65% of the equity interests of substantially all of the first-tier foreign subsidiaries of Quintiles Transnational and its domestic subsidiaries (in each case other than certain excluded subsidiaries as defined in the credit agreement). Beginning with fiscal year ending December 31, 2014, the Company is required to apply 50% of excess cash flow (as defined in the credit agreement), subject to a reduction to 25% or 0% depending upon Quintiles Transnational’s total leverage ratio, for prepayment of the Term Loan B-3, with any such prepayment to be applied, first, in direct order of maturities, to reduce the Term Loan B-3 principal payments due within eight quarters of such prepayment, then on a pro rata basis to reduce the other principal payments due prior to the maturity date, and then to reduce the principal payments due on the maturity date. The amendment also provided additional flexibility for the Company to enter into certain securitization financing transactions such as the receivables financing facility transaction we entered into in December 2014. Other than a lower interest rate, other terms and covenants of the Term Loan B-3 are the same as the terms and covenants of our Term Loan B-1 and Term Loan B-2 prior to the amendment.

In connection with this amendment to the credit agreement, in 2013 the Company recognized a $3.3 million loss on extinguishment of debt which included approximately $1.6 million of unamortized debt issuance costs, approximately $1.6 million of unamortized discount and approximately $25,000 of related fees and expenses.

2014 Revolving Credit Facility Amendment

On November 7, 2014, the Company entered into an amendment to its senior secured credit agreement that increased its first lien revolving credit facility from $300.0 million to $400.0 million and extended the maturity date for most of the first lien revolving credit facility by six months. The $100.0 million increase will mature in December 2017 along with $282.5 million of the existing $300.0 million first lien revolving credit facility. In addition, the maturity date for the aggregate of $382.5 million of the first lien revolving credit facility may be further extended to June 2019 without lender consent in connection with certain extensions of the maturity date of the Term Loan B-3 under the senior secured credit facilities. The maturity date for the remaining $17.5 million of the existing $300.0 million first lien revolving credit facility was not altered and continues to be June 2017. The other terms of the senior secured credit agreement were not altered by the amendment.

Receivables Financing Facility

On December 5, 2014, the Company entered into a four-year arrangement to securitize certain of its accounts receivable. Under the receivables financing facility, certain of the Company’s accounts receivable are sold on a non-recourse basis by certain of its consolidated subsidiaries to another of its consolidated subsidiaries, a bankruptcy-remote special purpose entity (“SPE”). The SPE obtained a term loan and revolving loan commitment from a third party lender, secured by liens on the assets of the SPE, to finance the purchase of the accounts receivable, which included a $275.0 million term loan and a $25.0 million revolving loan commitment. The revolving loan commitment may be increased by an additional $35.0 million as amounts are repaid under the term loan. Quintiles Transnational has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under the receivables financing facility. The assets of the SPE are not available to satisfy any of the Company’s obligations or any obligations of its subsidiaries. As of December 31, 2014, $25.0 million of revolving loans were available under the receivables financing facility.

The Company used the proceeds from the term loan under the receivables financing facility to repay in full the amount outstanding on the revolving credit facility under its senior secured credit agreement ($150.0 million), to repay $25.0 million of the Term Loan B-3 under its senior secured credit agreement, to pay related fees and expenses and the remainder was used for general working capital purposes.

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

Debt Issuance Costs and Covenants

In connection with the long-term debt agreements, the Company had net debt issuance costs of approximately $10.2 million and $12.6 million as of December 31, 2014 and 2013, respectively, included in deposits and other assets in the accompanying consolidated balance sheets. The debt issuance costs are being amortized as a component of interest expense using the effective interest method over the term of the related debt arrangements, which range from five years to seven years.

The Company’s long-term debt agreements contain usual and customary restrictive covenants that, among other things, place limitations on its ability to declare dividends and make other restricted payments; prepay, redeem or purchase debt; incur liens; make loans and investments; incur additional indebtedness; amend or otherwise alter debt and other material documents; engage in mergers, acquisitions and asset sales; transact with affiliates; and engage in businesses that are not related to the Company’s existing business. In 2014, 2013 and 2012, the Company was in compliance with its debt covenants.

11. Leases

The Company leases facilities under operating leases, many of which contain renewal and escalation clauses. The Company also leases certain equipment under operating leases. The leases expire at various dates through 2029 with options to cancel certain leases at various intervals. Rental expenses under these agreements were $114.6 million, $125.6 million and $117.6 million in 2014, 2013 and 2012, respectively. The Company leases certain assets, primarily vehicles, under capital leases. Capital lease amortization is included with costs of revenues and accumulated depreciation on the accompanying financial statements.

The following is a summary of future minimum payments under capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2014 (in thousands):

	Capital Leases	Operating Leases
2015	$80	$91,129
2016	16	71,992
2017	—	53,043
2018	—	34,183
2019	—	19,916
Thereafter	—	80,839

Total minimum lease payments	96	$351,102

Amounts representing interest	(6)

Present value of net minimum payments	90
Current portion	(76)

Long-term capital lease obligations	$14

12. Shareholders’ Deficit

Initial Public Offering

On May 9, 2013, the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “Q.” On May 14, 2013, the Company completed its IPO of its common stock at a price to the public of $40.00 per share. The Company issued and sold 13,125,000 shares of common stock in the IPO. The selling shareholders offered and sold 14,111,841 shares of common stock in the IPO, including 3,552,631 shares that were offered and sold by the selling shareholders pursuant to the full exercise of the underwriters’ option to purchase additional shares. The IPO raised proceeds to the Company of approximately $489.5 million, after deducting underwriting discounts, commissions and related expenses. The Company did not receive any of the proceeds from the sale of the shares sold by the selling shareholders.

Preferred Stock

The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued and outstanding as of December 31, 2014 or 2013.

Equity Repurchase Program

On October 30, 2013, the Company’s Board of Directors (the “Board”) approved an equity repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $125.0 million of either the Company’s common stock or vested in-the-money employee stock options, or a combination thereof. The Company has used and intends to continue to use cash on hand to fund the Repurchase Program. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it could be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by the Company’s management based on a variety of factors such as the market price of the Company’s common stock, the Company’s corporate requirements, and overall market conditions. Purchases of the Company’s common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The Company may also repurchase shares of its common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, which would permit shares of the Company’s common stock to be repurchased when the Company might otherwise be precluded from doing so by law. Repurchases of vested in-the-money employee stock options were made through transactions between the Company and its employees (other than its executive officers, who were not eligible to participate in the program), and this aspect of the Repurchase Program expired in November 2013. The Repurchase Program for common stock does not have an end date.

In 2013, repurchases under the Repurchase Program resulted in a $65.5 million charge to equity consisting of (i) the repurchase of approximately 153,200 shares of common stock for an aggregate purchase price of $6.4 million (representing an average price per share of $42.01), and (ii) the repurchase of 2.0 million vested in-the-money employee stock options at fair value for an aggregate purchase price of $59.1 million (representing an average market price per share of $43.42 and an average exercise price per option of $13.74). The Company repurchased 300 shares of its common stock for $47.51 per share for an aggregate purchase price of approximately $14,000 in 2014 under the Repurchase Program. As of December 31, 2014, the Company has remaining authorization under the Repurchase Program to repurchase up to $59.5 million of its common stock.

Other Equity Repurchases

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

On November 10, 2014, the Company completed the repurchase of 4,303,666 shares of its common stock for $58.09 per share, which was the price per share the underwriter paid to selling shareholders, for an aggregate purchase price of approximately $250.0 million. The Company funded this repurchase transaction with a combination of cash on hand and a $150.0 million draw on its revolving credit facility. This repurchase transaction was separate from and in addition to the Repurchase Program.

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

13. Management Fees

In January 2008, pursuant to a management agreement with affiliates of certain of the Company’s shareholders, the Company agreed to pay an annual management service fee of $5.0 million in the aggregate to (i) GF Management Company, LLC (“GFM”); (ii) Bain Capital Partners, LLC; (iii) TPG Capital, LP; (iv) 3i Corporation; (v) Cassia Fund Management Pte Ltd; and (vi) Aisling Capital, LLC (“Aisling Capital”). Of this amount, Aisling Capital received $150,000 annually for so long as the Company’s Investment Committee included a member nominated by Aisling Capital. The remaining approximately $4.9 million of the annual management service fee was paid to the other managers each year, in advance and in equal quarterly installments, in proportion to each manager’s (or such manager’s affiliates’) respective share ownership in the Company. The annual management service fee was subject to upward adjustment each year effective as of March 31 based on any increase in the Consumer Price Index for the preceding calendar year. The initial term of the management agreement extended through December 31, 2010, after which it automatically renewed for an additional year unless written notice was provided or other conditions were met. In 2013, the management agreement was terminated, and the Company paid a $25.0 million fee in connection with the termination. In 2013 and 2012, the Company expensed $27.7 million and $5.3 million, respectively, in management fees under this agreement.

14. Business Combinations

Encore Health Resources

On July 1, 2014, the Company completed the acquisition of Encore Health Resources, LLC (“Encore”) effected through a merger for approximately $91.5 million in cash (net of approximately $2.2 million of acquired cash). Encore has operations in the United States, and its business is primarily focused on providing electronic health records (“EHR”) implementation and advisory services to healthcare providers. As part of its Integrated Healthcare Services segment, the Company expects that Encore will enhance its EHR expertise.

Novella Clinical Inc.

On September 16, 2013, the Company completed the acquisition of Novella Clinical Inc. (“Novella”) through the purchase of 100% of Novella’s outstanding stock for approximately $146.6 million in cash (net of approximately $26.2 million of acquired cash) plus potential annual earn-out payments totaling up to $21.0 million contingent upon the achievement of certain revenue and net new business targets for approximately three years following closing. The Company initially recognized a liability of approximately $14.3 million as the estimated acquisition date fair value of the earn-out. Changes in the fair value of the earn-out subsequent to the acquisition date are recognized in earnings in the period of the change. Novella has operations primarily in the United States and Europe and is a clinical research organization focused primarily on emerging oncology customers as well as those in the medical device and diagnostics sectors. As part of its Product Development segment, the Company acquired Novella to complement its clinical service offerings through its focus on emerging companies and by adding expertise in oncology and medical devices.

Expression Analysis, Inc.

On August 10, 2012, the Company completed the acquisition of Expression Analysis, Inc. (“EA”) through the purchase of 100% of EA’s outstanding stock for $39.7 million in cash and contingent consideration in the form of a potential earn-out payment of up to $3.5 million. The earn-out payment was contingent upon the achievement of certain revenue and earnings targets during the 24 month period following closing. The Company initially recognized a liability of approximately $2.0 million as the estimated acquisition date fair value of the earn-out. Changes in the fair value of the earn-out subsequent to the acquisition date were recognized in earnings in the period of the change. EA, based in the United States, provides genomic sequencing, gene expression, genotyping and bioinformatics services to biopharmaceutical companies, diagnostic test developers, government agencies and academic laboratories. The Company acquired EA to complement its current laboratory services by adding expertise in genetic sequencing and advanced bioinformatics.

Accounting for Acquisitions

Acquisitions are accounted for as business combinations and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective estimated fair values as of the acquisition date. In connection with the Encore acquisition, the Company recorded goodwill, primarily attributable to the assembled workforce of Encore and expected synergies, which was assigned to the Integrated Healthcare Services segment and is deductible for income tax purposes. In connection with the Novella and EA acquisitions, the Company recorded goodwill, primarily attributable to the assembled workforce of Novella and EA and expected synergies, which was assigned to the Product Development segment and is not deductible for income tax purposes. Pro forma information is not presented as the operations of the acquired businesses are not significant to the overall operations of the Company. Acquisition-related expenses were immaterial and are also not presented. The following table summarizes the estimated fair value of the net assets acquired at the date of the acquisitions (in thousands):

	Encore	Novella	EA
Assets acquired:
Cash and cash equivalents	$2,223	$26,190	$441
Accounts receivable and unbilled services	17,714	28,644	1,920
Other current assets	443	1,441	2,952
Property and equipment	289	9,616	4,731
Goodwill	62,778	116,542	28,201
Other identifiable intangibles	14,150	42,740	9,460
Deferred income tax asset—long-term	396	—	—
Other long-term assets	—	2,203	—
Liabilities assumed:
Accounts payable and accrued expenses	(4,206)	(12,716)	(3,574)
Unearned income	(31)	(7,782)	(411)
Other current liabilities	—	(132)	(101)
Deferred income tax liability—long-term	—	(18,364)	(1,707)
Other long-term liabilities	—	(1,334)	(226)

Net assets acquired	$93,756	$187,048	$41,686

The other identifiable intangible assets consisted of the following (in thousands):

	Encore	Novella	EA
Other identifiable intangibles
Customer relationships	$8,800	$20,800	$9,000
Acquired backlog	800	14,000	170
Trade names	1,100	7,500	290
Non-compete agreements	450	440	—
Software	3,000	—	—

Total other identifiable intangibles	$14,150	$42,740	$9,460

Amortized over a weighted average useful life (in years)	8	7	11

15. Restructuring

2014 Plan

In 2014, the Board approved restructuring plans of approximately $13 million to better align resources with the Company’s strategic direction, which resulted in a reduction of approximately 250 positions. During 2014, the Company recognized approximately $10.3 million of restructuring costs related to these plans including reversals. All of the restructuring costs are related to severance and lease costs. Of the $10.3 million in total restructuring costs recognized for these plans, approximately $7.3 million and $3.0 were related to activities in the Product Development and Integrated Healthcare Services segments, respectively.

2013 Plan

In February 2013, the Board approved a restructuring plan of up to $15.0 million to migrate the delivery of services, primarily in the Product Development segment, and to reduce anticipated overcapacity in selected areas, primarily in the Integrated Healthcare Services segment, which resulted in a reduction of approximately 400 positions. Since February 2013, the Company has recognized approximately $13.6 million of restructuring costs related to this plan including reversals. All of the restructuring costs are related to severance costs. Of the $13.6 million in total restructuring costs recognized for this plan, approximately $8.4 million, $4.7 million and $500,000 were related to activities in the Product Development segment, Integrated Healthcare Services segment and corporate activities, respectively.

2012 Plan

In May 2012, the Board approved a restructuring plan of up to $20.0 million to reduce anticipated overcapacity and to rationalize the number of non-billable support roles, which resulted in a reduction of approximately 280 positions, primarily in Europe. Since May 2012, the Company has recognized approximately $19.6 million of restructuring costs related to this plan including reversals. Of the $19.6 million in total restructuring costs recognized for this plan, $19.2 million and $400,000 were related to severance costs and lease costs, respectively. Of the $19.6 million in total restructuring costs recognized for this plan, approximately $11.8 million, $3.8 million and $4.0 million were related to activities in the Product Development segment, Integrated Healthcare Services segment and corporate activities, respectively.

The following amounts were recorded for the 2014 restructuring plan and the restructuring plans initiated in prior years (in thousands):

	Severance and Related Costs	Exit Costs	Total
Balance at December 31, 2012	$12,784	$—	$12,784
Expense, net of reversals	13,718	353	14,071
Payments	(21,324)	(154)	(21,478)
Foreign currency translation	98	(1)	97

Balance at December 31, 2013	5,276	198	5,474
Expense, net of reversals	8,421	567	8,988
Payments	(7,998)	(160)	(8,158)
Foreign currency translation	(221)	—	(221)

Balance at December 31, 2014	$5,478	$605	$6,083

The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects the majority of the restructuring accruals at December 31, 2014 will be paid in 2015.

16. Income Taxes

The components of income before income taxes and equity in earnings of unconsolidated affiliates are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$96,917	$68,425	$31,204
Foreign	405,272	254,691	236,224

	$502,189	$323,116	$267,428

The components of income tax expense attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current expense (benefit):
Federal	$58,403	$38,573	$18,236
State	4,618	(4,309)	1,384
Foreign	95,010	83,744	58,712

	158,031	118,008	78,332

Deferred (benefit) expense:
Federal and state	(4,549)	(15,807)	16,023
Foreign	(3,426)	(6,236)	(991)

	(7,975)	(22,043)	15,032

	$150,056	$95,965	$93,364

The differences between the Company’s consolidated income tax expense attributable to continuing operations and the expense computed at the 35% United States statutory income tax rate were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Federal income tax expense at statutory rate	$175,766	$113,091	$93,600
State and local income taxes, net of federal benefit	2,312	(1,088)	(914)
Research and development	(16,765)	(12,788)	(17,096)
Foreign nontaxable interest income	(10,217)	(9,751)	(7,864)
Gain on note settlement	—	10,794	—
United States taxes recorded on foreign earnings	18,631	(1,616)	23,236
Foreign rate differential	(30,734)	(10,753)	(8,396)
Increase/(decrease) in valuation allowance	1,713	(178)	401
Effect of changes in apportionment and tax rates	536	(492)	1,872
Other	8,814	8,746	8,525

	$150,056	$95,965	$93,364

Prior to June 2013, the Company had not considered the majority of the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. Management reevaluated this assertion following the IPO, as a portion of the IPO proceeds were used to pay down debt held in the United States as well as the fact the Company does not anticipate paying dividends in the foreseeable future, which had been significant in the past. Given the Company’s current debt balance, and related interest expense and the change in approach related to payment of dividends, the Company expects to be able to support the cash needs of the domestic subsidiaries without repatriating cash from the affected foreign subsidiaries. The Company expects to utilize the cash generated outside of the United States to fund growth outside of the United States. As a result of the assertion change, the Company recorded an $8.1 million income tax benefit in the second quarter of 2013 to reverse the deferred income tax liability previously recorded on undistributed foreign earnings prior to 2013 that are now considered indefinitely reinvested outside of the United States. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $696.9 million at December 31, 2014. Approximately $244.2 million of this total is not considered to be indefinitely reinvested and would be taxable upon repatriation. The Company has recorded a deferred income tax liability, net of foreign income tax credits that would be generated upon repatriation, of $27.7 million as of December 31, 2014 associated with those earnings based upon the United States federal income tax rate. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits, if available) and withholding taxes payable to the various countries in which the Company’s foreign subsidiaries are located. If the approximately $452.7 million of indefinitely reinvested earnings were repatriated to the United States, it would generate an estimated $61.2 million of additional tax liability for the Company.

The income tax effects of temporary differences from continuing operations that give rise to significant portions of deferred income tax (liabilities) assets are presented below (in thousands):

	December 31,
	2014	2013
Deferred income tax liabilities:
Undistributed foreign earnings	$(27,717)	$(18,393)
Depreciation and amortization	(65,614)	(78,486)
Other	(15,346)	(12,700)

Total deferred income tax liabilities	(108,677)	(109,579)
Deferred income tax assets:
Net operating loss, capital loss and tax credit carryforwards	43,535	49,308
Accrued expenses and unearned income	34,048	31,067
Employee benefits	130,217	124,688
Other	17,784	20,215

	225,584	225,278
Valuation allowance for deferred income tax assets	(24,695)	(29,501)

Total deferred income tax assets	200,889	195,777

Net deferred income tax assets	$92,212	$86,198

The Company has net operating loss and capital loss carryforwards of approximately $46.0 million in various entities within the United Kingdom which have no expiration date and has $40.3 million of net operating loss and capital loss carryforwards from various foreign jurisdictions which have different expiration periods. The Company has United States net operating loss carryforwards of $20.0 million, which were obtained through the acquisitions of Novella, EA, and Advion BioSciences, Inc. in 2013, 2012, and 2011, respectively, and expire through 2023. These losses are subject to IRC Section 382 limitations; however, management expects all losses to be utilized during the carryforward periods. In addition, the Company has approximately $43.1 million of United States state operating loss carryforwards which expire through 2034.

In 2014, the Company decreased its valuation allowance $4.8 million to $24.7 million at December 31, 2014 from $29.5 million at December 31, 2013. The valuation allowance is primarily related to loss carryforwards in various foreign and state jurisdictions.

A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits is presented below (in thousands):

	December 31,
	2014	2013	2012
Balance at January 1	$54,936	$43,393	$41,371
Additions based on tax positions related to the current year	2,807	4,493	891
Additions for income tax positions of prior years	1,588	12,854	2,230
Impact of changes in exchange rates	(376)	(71)	118
Settlements with tax authorities	(135)	(1,052)	(179)
Reductions for income tax positions of prior years	(6,023)	(3,520)	(63)
Reductions due to the lapse of the applicable statute of limitations	(11,976)	(1,161)	(975)

Balance at December 31	$40,821	$54,936	$43,393

As of December 31, 2014, the Company had total gross unrecognized income tax benefits of $40.8 million associated with over 50 jurisdictions in which the Company conducts business. This amount includes $40.4 million of unrecognized benefits that, if recognized, would reduce the Company’s effective income tax rate. This amount excludes $4.8 million of accrued interest and penalties.

The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of income. In 2014, 2013 and 2012, the amount of interest and penalties recorded as an addition to income tax expense in the accompanying consolidated statements of income was $1.3 million, $843,000 and $796,000, respectively. As of December 31, 2014 and 2013, the Company accrued approximately $4.8 million and $3.6 million, respectively, of interest and penalties.

The Company believes that it is reasonably possible that a decrease of up to $19.1 million in gross unrecognized income tax benefits for federal, state and foreign exposure items may be necessary within the next 12 months due to lapse of statutes of limitations or uncertain tax positions being effectively settled. The Company believes that it is reasonably possible that a decrease of up to $1.1 million in gross unrecognized benefits for foreign items may be necessary within the next 12 months due to payments. For the remaining uncertain income tax positions, it is difficult at this time to estimate the timing of the resolution.

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

United States	2001-2013
India	2006-2014
Japan	2008-2013
United Kingdom	2013

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

The Company has a tax holiday for Quintiles East Asia Pte. Ltd. in Singapore through June 2015, provided the Company maintains specific levels of spending and employment. The income tax benefit of this holiday was approximately $2.4 million, $798,000 and $343,000 in 2014, 2013 and 2012, respectively. The Company also had a tax holiday for Outcome Europe Sarl in Switzerland for 2013 and 2012. The income tax benefit of this holiday was approximately $64,000 and $28,000 in 2013 and 2012 respectively. The tax holiday in 2014 increased earnings per share by approximately $0.02. The tax holidays in 2013 and 2012 did not have a notable impact on earnings per share.

17. Employee Benefit Plans

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

In the United States, the Company has a 401(k) Plan under which the Company matches employee deferrals at varying percentages, set at the discretion of the Board. In 2014, 2013 and 2012, the Company expensed $31.2 million, $26.1 million and $24.3 million, respectively, related to matching contributions.

Defined Benefit Plans

Defined benefit plans are offered in Austria, France, Germany, Greece, India, Israel, Japan, Mexico, Philippines, Poland, Turkey and the United Kingdom. The following table summarizes the components of pension expense related to these defined benefit plans (in thousands):

	Year Ended December 31,
	2014	2013	2012
Service cost	$12,944	$13,227	$13,839
Interest cost	3,821	3,684	3,775
Expected return on plan assets	(4,277)	(3,442)	(2,822)
Amortization of prior service costs	107	336	411
Amortization of actuarial losses	636	708	758

	$13,231	$14,513	$15,961

The Company expects to recognize approximately $996,000 in its pension expense in 2015 related to the amortization of net actuarial losses.

The weighted average assumptions used in determining pension expense were as follows:

	Year Ended December 31,
	2014	2013	2012
Discount rate	3.01%	3.06%	3.32%
Rate of compensation increases	4.36%	4.74%	4.96%
Expected return on plan assets	5.21%	5.33%	5.23%

The following table summarizes financial information about the Company’s defined benefit plans as measured on December 31 (in thousands):

	2014	2013
Projected benefit obligation January 1	$135,110	$130,323
Service costs	12,944	13,227
Interest cost	3,821	3,684
Expected return on plan assets	(4,277)	(3,442)
Actuarial losses	16,396	1,890
Benefits paid	(7,409)	(5,917)
Foreign currency fluctuations and other	(9,458)	(4,655)

Projected benefit obligation December 31	$147,127	$135,110

Plan assets at fair value, January 1	$82,787	$68,258
Actual return on plan assets	10,004	5,928
Contributions	8,594	8,620
Benefits paid	(7,409)	(5,917)
Foreign currency fluctuations and other	(5,556)	5,898

Plan assets at fair value, December 31	$88,420	$82,787

Unfunded balance	$58,707	$52,323

The accumulated benefit obligation for all defined benefit plans was approximately $127.9 million and $118.4 million as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, the projected benefit obligation and accumulated benefit obligation for the defined benefit plans with accumulated benefit obligations in excess of plan assets were $83.4 million and $66.4 million, respectively, and were primarily related to unfunded plans. As of December 31, 2013, the projected benefit obligation and accumulated benefit obligation for the defined benefit plans with accumulated benefit obligations in excess of plan assets were $77.7 million and $63.6 million, respectively, and were primarily related to unfunded plans. As of December 31, 2014 and 2013, the projected benefit obligation exceeded the fair value of the plan assets for each defined benefit plan except for the defined benefit plan in the United Kingdom.

The following table summarizes the amounts recognized in the consolidated balance sheets related to the defined benefit plans as of December 31 (in thousands):

	2014	2013
Deposits and other assets	$18,690	$18,835
Accrued expenses	6,075	8,622
Other long-term liabilities	71,322	62,536
AOCI	$(14,519)	$(5,044)

The following table summarizes the amounts recognized in AOCI related to the defined benefit plans (in thousands):

	Prior Service Costs	Actuarial Net (Gain) Loss	Deferred Income Taxes	Total
Balance as of December 31, 2012	$(443)	$(7,792)	$3,214	$(5,021)
Reclassification adjustments included in pension expense:
Amortization	336	708	(389)	655
Amounts arising during the period:
Tax rate adjustments	—	—	(26)	(26)
Actuarial changes in benefit obligation	—	2,147	157	2,304

Balance as of December 31, 2013	(107)	(4,937)	2,956	(2,088)
Reclassification adjustments included in pension expense:
Amortization	107	636	(275)	468
Amounts arising during the period:
Actuarial changes in benefit obligation	—	(10,218)	2,981	(7,237)

Balance as of December 31, 2014	$—	$(14,519)	$5,662	$(8,857)

The following table summarizes the weighted average assumptions used in determining the pension obligations as of December 31:

	2014	2013
Discount rate	2.46%	3.01%
Rate of compensation increases	4.32%	4.36%

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

The investment objective for defined benefit plan assets is to meet the plan’s benefit obligations and maintaining adequate funding, while minimizing the potential for future required Company contributions. The defined benefit plans in the United Kingdom, India and Israel are funded. The plan assets of the defined benefit plans in India and Israel are held in a fund which holds debt investments, primarily government bonds in accordance with local laws and regulations. The plan assets of the defined benefit plan in the United Kingdom, which are held in a trust, are primarily held in funds which hold investments in government bonds, equity investments and diversified growth funds. The equity investments are diversified to include domestic (United Kingdom) and global equity investments. A “horizon based” approach is used to determine the asset allocation. Funds intended to meet the plan’s benefit obligation payments in a horizon period are invested in low risk assets such as bond investments. Funds intended to meet the plan’s benefit obligation payments outside of the horizon period are invested in more volatile assets which are expected to provide a higher return such as equity investments and diversified growth funds. The target allocation percentage for 2015 is approximately 40-50% in bond investments, 35-45% in equity investments and 15-25% in diversified growth funds. However, the trustees may reallocate the plan assets between equity investments and bond investments depending upon the actual investment performances.

The Company’s plan assets have been identified within the fair value hierarchy as Level 2. Funds are valued using the net asset value reported by the managers of the funds. The following table summarizes the fair value of the Company’s defined benefit plans assets as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Funds that hold debt investments primarily government bonds	$47,473	$42,738
Funds that hold United Kingdom equity investments	19,547	19,826
Funds that hold global equity investments	8,255	8,393
Diversified growth fund	12,569	11,169
Other	576	661

Total	$88,420	$82,787

The Company estimates that it will make contributions totaling approximately $5.6 million to the defined benefit plans in 2015.

The following table summarizes the Company’s expected benefit payments under the defined benefit plans for each of the next five years and the aggregate of the five years thereafter (in thousands):

2015	$4,810
2016	4,541
2017	5,188
2018	5,884
2019	6,175
Years 2020 through 2024	36,360

$62,958

Stock Incentive Plans

The stock incentive plans provide incentives to eligible employees, officers and directors in the form of non-qualified stock options, incentive stock options, SARs, restricted stock, RSUs, performance shares, performance units, covered annual incentive awards, cash-based awards and other share-based awards, in each case subject to the terms of the stock incentive plans. As of December 31, 2014, there were 8,369,995 shares available for future grants under the stock incentive plans.

The following assumptions were used to estimate the fair value of stock options and SARs:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	26 – 43%	18 – 47%	33 – 53%
Weighted average expected volatility	36%	40%	40%
Expected dividends	0.0%	0.0 – 5.45%	4.82%
Expected term (in years)	1.5 – 6.7	0.25 – 6.4	2.0 – 7.0
Risk-free interest rate	0.28 – 2.21%	0.04 – 2.24%	0.29 – 1.31%

Stock Options

The option price is determined by the Board at the date of grant and the options expire 10 years from the date of grant. The vesting schedule for options granted to employees is either (i) 20% per year beginning on the first anniversary of the date of grant; (ii) 25% per year beginning on the first anniversary of the date of grant; or (iii) 33% on the third anniversary of the date of grant and 67% on the fourth anniversary of the date of grant. In addition, an option to acquire 38,580 shares of the Company’s common stock was granted to the Company’s Chief Executive Officer on May 31, 2012 which vests monthly over three years. Options granted to our non-employee directors vest 34% on the first anniversary of the date of grant and 33% on the second and third anniversaries of the date of grant.

The Company’s stock option activity in 2014 is as follows:

	Year Ended December 31,
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2013	10,100,160	$23.00	$235,729
Granted	1,622,000	$52.82
Exercised	(2,022,576)	$16.37
Canceled	(574,630)	$32.91

Outstanding at December 31, 2014	9,124,954	$29.15	$271,216

The weighted average fair value per share of the options granted in 2014, 2013 and 2012 was $18.72, $14.39 and $6.34, respectively. The total intrinsic value of options exercised was approximately $77.3 million, $27.1 million and $4.6 million in 2014, 2013 and 2012, respectively. The Company received cash of approximately $33.1 million, $12.5 million and $2.5 million in 2014, 2013 and 2012, respectively, from options exercised.

Under the Repurchase Program discussed further in Note 12, in 2013 the Company repurchased 1,990,540 vested in-the-money employee stock options with an intrinsic value of $59.1 million.

Selected information regarding the Company’s stock options as of December 31, 2014 is as follows:

Options Outstanding				Options Exercisable
Number of Options	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Number of Options	Weighted Average Exercise Price
2,122,427	$4.70 - $15.88	$13.37	2.90	2,122,427	$13.37
2,290,827	$17.11 - $23.83	$21.42	6.60	1,220,640	$20.84
1,373,850	$24.59 - $30.07	$24.93	7.36	592,500	$24.80
1,523,750	$40.00 - $40.00	$40.00	8.15	282,000	$40.00
1,551,700	$42.74 - $53.26	$50.45	9.10	65,750	$43.54
262,400	$57.00 - $57.95	$57.42	9.91	—	$—

The weighted average remaining contractual life of the options outstanding and exercisable as of December 31, 2014 is 6.63 years and 4.86 years, respectively. The total aggregate intrinsic value of the exercisable stock options and the stock options expected to vest as of December 31, 2014 was approximately $267.3 million.

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

The Company’s SAR activity in 2014 is as follows:

	Year Ended December 31,
	Number of SARs	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2013	258,025	$35.26	$2,858
Granted	186,300	$53.50
Exercised	(15,349)	$28.76
Canceled	(10,175)	$37.96

Outstanding at December 31, 2014	418,801	$43.55	$6,417

As of December 31, 2014, 2013 and 2012, the weighted average fair value per share of the SARs granted was $27.17, $19.07 and $8.16, respectively. The Company paid approximately $408,000 and $83,000 to settle exercised SARs in 2014 and 2013, respectively. There were no SARs exercised in 2012.

The weighted average remaining contractual life of the SARs outstanding and exercisable as of December 31, 2014 is 8.6 years and 8.0 years, respectively. The total aggregate intrinsic value of the exercisable SARs and the SARs expected to vest as of December 31, 2014 was approximately $6.2 million.

In connection with the November 2012 per share dividend discussed further in Note 12, the Company’s Board authorized a $2.09 per share reduction in the exercise price of all non-vested cash-settled SARs outstanding on October 24, 2012.

Restricted Stock Units

The Company’s RSUs will settle in shares of the Company’s common stock within 45 days of the applicable vesting date. RSUs granted to employees vest 33% on the third anniversary of the date of grant and 67% on the fourth anniversary of the date of grant. RSUs granted to our non-employee directors vest 34% on the first anniversary of the date of grant and 33% on the second and third anniversaries of the date of grant.

The Company’s RSU activity in 2014 is as follows:

	Year Ended December 31,
	Number of RSUs	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2013	57,167	$44.62
Granted	36,500	$47.87

Non-vested at December 31, 2014	93,667	$45.89

As of December 31, 2014, there are 93,667 RSUs outstanding with an intrinsic value of approximately $5.5 million.

Employee Stock Purchase Plan

In November 2013, the Board approved an Employee Stock Purchase Plan (“ESPP”) which was approved by the Company’s shareholders in May 2014. Beginning in 2014, the ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary to be applied toward the purchase of full shares of the Company’s common stock on the last day of the offering period. Offering periods under the ESPP are six months in duration. During 2014, the offering periods under the ESPP began on March 1 and September 1. In November 2014, the ESPP was amended to change the start of the offering periods to begin on April 1 and October 1 of each year, beginning April 1, 2015. Participating employees purchase shares on the last day of each offering period at a discount of 15% of the closing price of the common stock on such date as reported on the NYSE. The aggregate number of shares of the Company’s common stock that may be issued under the ESPP may not exceed 2,500,000 shares and no one employee may purchase any shares under the ESPP having a collective fair market value greater than $25,000 in any one calendar year. The shares available for purchase under the ESPP will be drawn from authorized but unissued shares of common stock. During 2014, the Company issued 46,032 shares of common stock for purchases under the ESPP.

Other

The Company sponsors a supplemental non-qualified deferred compensation plan, covering certain management employees, and maintains other statutory indemnity plans as required by local laws or regulations.

As of December 31, 2014 and 2013, the Company has a severance accrual included in accrued expenses on the accompanying consolidated balance sheets of $6.3 million and $14.1 million, respectively. The Company recognizes obligations associated with severance related to contractual termination benefits at fair value on the date that it is probable that the affected employees will be entitled to the benefit and the amount can reasonably be estimated. The severance accrual is related to cost reduction programs that will result in severance for approximately 270 positions, which are expected to lower operating costs and improve profitability by reducing excess capacity. In 2014, the Company recognized approximately $1.7 million of net reversals related to these cost reduction programs, primarily as a result of affected individuals transferring into other positions within the Company. Of the $1.7 million decrease from net reversals recognized for these cost reduction programs, approximately ($1.8) million, $100,000 and ($16,000) were related to activities in the Product Development segment, Integrated Healthcare Services segment and corporate activities, respectively. The Company expects the majority of the severance accruals at December 31, 2014 will be paid in 2015.

The following amounts were recorded for the severance associated with cost reduction programs (in thousands):

Balance at December 31, 2013	$14,056
Expense, net of reversals	(1,665)
Payments	(6,036)
Foreign currency translation	(81)

Balance at December 31, 2014	$6,274

18. Related Party Transactions

As the Company has done in prior years, the Company reimburses its Executive Chairman for business-related travel services he provides for himself and other Company employees with the use of his own airplane. In 2014, 2013 and 2012, the Company expensed approximately $1.8 million, $2.7 million and $4.2 million, respectively, for such business-related travel expenses. In the second quarter of 2013, the Company paid a $1.5 million fee in connection with the modification of the agreement for the business usage of the airplane that limits reimbursements to $2.5 million per year.

During 2014 and 2013, the Company entered into a number of contracts with HUYA, primarily in Asia, in which the Company will provide up to approximately $416,000 and $19.2 million, respectively, of services on a fee for services basis at arm’s length and at market rates. In 2014 and 2013, the Company provided approximately $2.3 million and $772,000, respectively, of services under these agreements.

During 2014, HUYA subleased office space in Japan from the Company. The nine month sublease ended in September 2014 and the Company recognized $76,000 in sublease income during 2014.

The Company has entered into other transactions with related parties including the funding of research and development costs for HUYA which is discussed in Note 1; investments in and advances to unconsolidated affiliates which are discussed in Note 4; and management fees which are discussed in Note 13.

19. Operations by Geographic Location

The table below presents the Company’s operations by geographical location. The Company attributes revenues to geographical locations based upon where the services are performed. The Company’s operations within each geographical region are further broken down to show each country which accounts for 10% or more of the totals (in thousands):

	Year Ended December 31,
	2014	2013	2012
Service revenues:
Americas:
United States	$1,589,402	$1,351,160	$1,288,990
Other	194,597	181,814	180,568

Americas	1,783,999	1,532,974	1,469,558
Europe and Africa:
United Kingdom	402,184	362,242	344,852
Other	1,121,354	1,139,262	1,086,065

Europe and Africa	1,523,538	1,501,504	1,430,917
Asia-Pacific:
Japan	471,831	438,882	500,280
Other	386,454	334,980	291,543

Asia-Pacific	858,285	773,862	791,823

Total service revenues	4,165,822	3,808,340	3,692,298
Reimbursed expenses	1,294,176	1,291,205	1,173,215

Total revenues	$5,459,998	$5,099,545	$4,865,513

	As of December 31,
	2014	2013
Property, equipment and software, net:
Americas:
United States	$167,890	$168,380
Other	1,774	2,146

Americas	169,664	170,526
Europe and Africa:
United Kingdom	48,409	50,043
Other	15,782	18,246

Europe and Africa	64,191	68,289
Asia-Pacific:
Japan	20,752	26,096
Other	25,271	27,574

Asia-Pacific	46,023	53,670

Total property, equipment and software, net	$279,878	$292,485

20. Segments

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

Information presented below is in thousands:

	Year Ended December 31,
	2014	2013	2012
Service revenues
Product Development	$3,097,831	$2,919,730	$2,728,695
Integrated Healthcare Services	1,067,991	888,610	963,603

Total service revenues	4,165,822	3,808,340	3,692,298
Costs of revenue, service costs
Product Development	1,820,937	1,752,800	1,683,340
Integrated Healthcare Services	863,169	718,626	776,027

Total costs of revenue, service costs	2,684,106	2,471,426	2,459,367
Selling, general and administrative
Product Development	631,678	604,663	567,500
Integrated Healthcare Services	140,019	127,860	127,067
General corporate and unallocated	110,641	127,987	123,188

Total selling, general and administrative	882,338	860,510	817,755
Income from operations
Product Development	645,216	562,267	477,855
Integrated Healthcare Services	64,803	42,124	60,509
General corporate and unallocated	(110,641)	(127,987)	(123,188)
Restructuring costs	(8,988)	(14,071)	(18,741)

Total income from operations	$590,390	$462,333	$396,435

	As of December 31,
	2014	2013	2012
Assets
Product Development	$2,786,692	$2,571,502	$2,016,605
Integrated Healthcare Services	330,689	299,284	351,656
General corporate and unallocated	188,451	196,011	130,892

Total assets	$3,305,832	$3,066,797	$2,499,153

	Year Ended December 31,
	2014	2013	2012
Expenditures to acquire long-lived assets
Product Development	$68,187	$69,375	$61,097
Integrated Healthcare Services	8,279	17,398	8,181
General corporate and unallocated	6,184	1,574	2,058

Total expenditures to acquire long-lived assets	$82,650	$88,347	$71,336

	Year Ended December 31,
	2014	2013	2012
Depreciation and amortization expense
Product Development	$95,168	$82,047	$68,825
Integrated Healthcare Services	20,821	20,475	24,366
General corporate and unallocated	5,024	4,982	5,097

Total depreciation and amortization expense	$121,013	$107,504	$98,288

21. Earnings Per Share

The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Year Ended December 31,
	2014	2013	2012
Basic weighted average common shares outstanding	127,994	124,147	115,710
Effect of dilutive stock options and share awards	3,089	3,715	2,086

Diluted weighted average common shares outstanding	131,083	127,862	117,796

The following table shows the weighted average number of outstanding share-based awards not included in the computation of diluted earnings per share as the effect of including such share-based awards in the computation would be anti-dilutive (in thousands):

	Year Ended December 31,
	2014	2013	2012
Weighted average shares subject to anti-dilutive share-based awards	1,241	1,765	2,363

Share-based awards will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds.

22. Comprehensive Income

Below is a summary of the components of AOCI (in thousands):

	Foreign Currency Translation	Marketable Securities	Derivative Instrument	Defined Benefit Plan	Income Taxes	AOCI
Balance at December 31, 2011	$25,357	$(191)	$(26,345)	$(4,788)	$28,838	$22,871
Other comprehensive (loss) income before reclassifications	(6,045)	658	(10,698)	(4,616)	2,614	(18,087)
Reclassification adjustments	—	—	3,501	1,169	(1,759)	2,911

Balance at December 31, 2012	19,312	467	(33,542)	(8,235)	29,693	7,695
Other comprehensive (loss) income before reclassifications	(25,141)	5,241	(393)	2,147	1,331	(16,815)
Reclassification adjustments	—	—	13,080	1,044	(5,380)	8,744

Balance at December 31, 2013	(5,829)	5,708	(20,855)	(5,044)	25,644	(376)
Other comprehensive (loss) income before reclassifications	(49,911)	(976)	(6,834)	(10,218)	7,225	(60,714)
Reclassification adjustments	—	(5,004)	8,630	743	(2,370)	1,999

Balance at December 31, 2014	$(55,740)	$(272)	$(19,059)	$(14,519)	$30,499	$(59,091)

Below is a summary of the (gains) losses reclassified from AOCI into the consolidated statements of income and the affected financial statement line item (in thousands):

Reclassification Adjustments	Affected Financial Statement Line Item	Year Ended December 31,
		2014	2013	2012
Marketable securities:
Marketable securities	Other (income) expense, net	$(5,004)	$—	$—

Total before income taxes		(5,004)	—	—
Income tax expense		(1,927)	—	—

Total net of income taxes		$(3,077)	$—	$—

Derivative instruments:
Interest rate swaps	Interest expense	$12,424	$12,582	$3,248
Foreign exchange forward contracts	Service revenues	(3,794)	498	253

Total before income taxes		8,630	13,080	3,501
Income tax benefit		4,022	4,991	1,313

Total net of income taxes		$4,608	$8,089	$2,188

Defined benefit plans:
Amortization of prior service costs	See Note 17	$107	$336	$411
Amortization of actuarial losses	See Note 17	636	708	758

Total before income taxes		743	1,044	1,169
Income tax benefit		275	389	446

Total net of income taxes		$468	$655	$723

23. Supplemental Cash Flow Information

The following table presents the Company’s supplemental cash flow information (in thousands):

	Year Ended December 31,
	2014	2013	2012
Supplemental Cash Flow Information:
Interest paid	$93,912	$115,494	$127,133
Income taxes paid, net of refunds	138,931	70,983	103,976
Non-cash Investing Activities:
Acquisition of property and equipment utilizing capital leases	$2,476	$3,761	$5,267
Fair value of contingent consideration payable in connection with acquisitions	—	14,300	1,990

24. Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s unaudited quarterly results of operations (in thousands, except per share data):

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service revenues	$1,005,288	$1,035,476	$1,061,013	$1,064,045
Income from operations	141,316	141,000	149,142	158,932
Net income	90,214	85,110	92,733	88,444
Net (income) loss attributable to noncontrolling interests	(31)	10	(79)	(18)
Net income attributable to Quintiles Transnational Holdings Inc	$90,183	$85,120	$92,654	$88,426

Basic earnings per share (1)	$0.69	$0.66	$0.73	$0.70

Diluted earnings per share (1)	$0.68	$0.64	$0.71	$0.69

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service revenues	$927,435	$944,238	$932,727	$1,003,940
Income from operations	115,165	94,897	125,259	127,012
Net income	48,156	38,353	66,584	72,934
Net loss attributable to noncontrolling interests	153	164	185	62
Net income attributable to Quintiles Transnational Holdings Inc	$48,309	$38,517	$66,769	$72,996

Basic earnings per share (1)	$0.42	$0.31	$0.52	$0.57

Diluted earnings per share (1)	$0.41	$0.30	$0.50	$0.55

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

25. Subsequent Event

In February 2015, the Board approved a restructuring plan for approximately $30.0 million to align its resources and reduce overcapacity. These actions are expected to occur throughout 2015 and 2016, and are expected to consist of severance, facility closure and other exit related costs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as amended, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management’s report on internal control over financial reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December  31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our proxy statement to be filed with the SEC within 120 days of the end of our fiscal year ended December  31, 2014 for the 2015 Annual Meeting of Shareholders, or the “2015 Proxy Statement.”

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the 2015 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2015 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements

The following consolidated financial statements of Quintiles Transnational Holdings Inc. and its subsidiaries, and the independent registered public accounting firm’s report thereon, are included in Part II, Item 8 of this report:

(2) Financial Statement Schedules

Schedule I—Condensed Financial Information of Registrant (Parent Company Only)	119
Schedule II—Valuation and Qualifying Accounts	124

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

QUINTILES TRANSNATIONAL HOLDINGS INC.

By:	/s/ Kevin K. Gordon
Name: Kevin K. Gordon
Title: Executive Vice President and Chief Financial Officer

Date:	February 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas H. Pike Thomas H. Pike	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2015

/s/ Kevin K. Gordon Kevin K. Gordon	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2015

/s/ Charles E. Williams Charles E. Williams	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 12, 2015

/s/ Dennis B. Gillings, CBE Dennis B. Gillings, CBE	Director	February 12, 2015

/s/ Fred E. Cohen Fred E. Cohen	Director	February 12, 2015

/s/ John P. Connaughton John P. Connaughton	Director	February 12, 2015

/s/ Jonathan J. Coslet Jonathan J. Coslet	Director	February 12, 2015

/s/ Michael J. Evanisko Michael J. Evanisko	Director	February 12, 2015

/s/ Mireille G. Gillings Mireille G. Gillings	Director	February 12, 2015

/s/ Christopher R. Gordon Christopher R. Gordon	Director	February 12, 2015

Signature	Title	Date

/s/ Jack M. Greenberg Jack M. Greenberg	Director	February 12, 2015

John M. Leonard	Director

/s/ Richard Relyea Richard Relyea	Director	February 12, 2015

/s/ Leonard D. Schaeffer Leonard D. Schaeffer	Director	February 12, 2015

(2) Financial Statement Schedules

Schedule I—Condensed Financial Information of Registrant

QUINTILES TRANSNATIONAL HOLDINGS INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Selling, general and administrative	$1,509	$2	$23

Loss from operations	(1,509)	(2)	(23)
Interest income	(52)	(6)	(14)
Interest expense	—	9,242	21,134
Loss on extinguishment of debt	—	15,501	—
Other expense (income), net	8	—	—

Loss before income taxes and equity in earnings of subsidiary	(1,465)	(24,739)	(21,143)
Income tax benefit	(810)	(9,347)	(7,601)

Loss before equity in earnings of subsidiary	(655)	(15,392)	(13,542)
Equity in earnings of subsidiary	357,038	241,983	191,088

Net income	$356,383	$226,591	$177,546

QUINTILES TRANSNATIONAL HOLDINGS INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$356,383	$226,591	$177,546
Unrealized (losses) gains on marketable securities, net of income taxes of ($376), $2,016 and $258	(600)	3,225	400
Unrealized (losses) gains on derivative instruments, net of income taxes of ($1,767), ($751) and ($4,392)	(5,067)	358	(6,306)
Foreign currency translation, net of income taxes of ($2,101), ($2,465) and $2,964	(47,810)	(22,676)	(9,009)
Defined benefit plan adjustments, net of income taxes of ($2,981), ($131) and ($1,444)	(7,237)	2,278	(3,172)
Reclassification adjustments:
Gains on marketable securities included in net income, net of income taxes of ($1,927)	(3,077)	—	—
Losses on derivative instruments included in net income, net of income taxes of $4,022, $4,991 and $1,313	4,608	8,089	2,188
Amortization of prior service costs and losses included in net income, net of income taxes of $275, $389 and $446	468	655	723

Comprehensive income	$297,668	$218,520	$162,370

QUINTILES TRANSNATIONAL HOLDINGS INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	December 31,
	2014	2013
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,635	$71,942
Income taxes receivable	546	—
Other current assets and receivables	114	2,995

Total current assets	12,295	74,937

Deferred income taxes	7	44
Deposits and other assets	—	26

Total assets	$12,302	$75,007

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$21	$—
Accrued expenses	84	—
Income taxes payable	—	302

Total current liabilities	105	302
Investment in subsidiary	716,148	739,115
Payable to subsidiary	110	3,003

Total liabilities	716,363	742,420

Commitments and contingencies
Shareholders’ deficit:
Common stock and additional paid-in capital, 300,000 shares authorized, $0.01 par value, 124,129 and 129,652 shares issued and outstanding at December 31, 2014 and 2013, respectively	143,828	478,144
Accumulated deficit	(788,798)	(1,145,181)
Accumulated other comprehensive income	(59,091)	(376)

Total shareholders’ deficit	(704,061)	(667,413)

Total liabilities and shareholders’ deficit	$12,302	$75,007

QUINTILES TRANSNATIONAL HOLDINGS INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Operating activities:
Net income	$356,383	$226,591	$177,546
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of debt issuance costs and discount	—	10,346	1,884
Subsidiary income	(27,623)	(119,998)	—
Provision for (benefit from) deferred income taxes	37	304	(70)
Change in operating assets and liabilities:
Accounts receivable and unbilled services	2,994	(2,995)	—
Prepaid expenses and other assets	—	(21)	(100)
Accounts payable and accrued expenses	65	(62)	63
Income taxes payable and other liabilities	(847)	(9,651)	(7,531)

Net cash provided by operating activities	331,009	104,514	171,792
Investing activities:
Investments in subsidiary, net of payments received	—	(179,847)	118,712

Net cash provided by (used in) investing activities	—	(179,847)	118,712
Financing activities:
Proceeds from issuance of debt	—	—	293,877
Payment of debt issuance costs	—	—	(5,988)
Repayment of debt	—	(300,000)	—
Issuance of common stock	—	525,000	3,116
Payment of common stock issuance costs	(105)	(35,439)	—
Stock issued under employee stock purchase and option plans	35,228	12,539	350
Repurchase of common stock	(415,131)	(6,434)	(13,363)
Repurchase of stock options	(8,415)	(50,649)	—
Intercompany with subsidiary	(2,893)	(153)	156
Dividends paid to common shareholders	—	—	(567,851)

Net cash (used in) provided by financing activities	(391,316)	144,864	(289,703)

(Decrease) increase in cash and cash equivalents	(60,307)	69,531	801
Cash and cash equivalents at beginning of period	71,942	2,411	1,610

Cash and cash equivalents at end of period	$11,635	$71,942	$2,411

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

Since the Parent is part of a group that files a consolidated income tax return, in accordance with ASC 740, a portion of the consolidated amount of current and deferred income tax expense of the Company has been allocated to the Parent. The income tax benefit of $810,000, $9.3 million and $7.6 million in 2014, 2013 and 2012, respectively, represents the income tax benefit that will be or were already utilized in the Company’s consolidated United States federal and state income tax returns. If the Parent was not part of these consolidated income tax returns, it would not be able to recognize any income tax benefit, as it generates no revenue against which the losses could be used on a separate filer basis.

Below is a summary of the dividends paid to the Parent by Quintiles Transnational in 2014, 2013 and 2012 (in thousands):

Amount
Paid in November 2014	$234,000
Paid in May 2014	87,000
Paid in January 2014	8,415

Total paid in 2014	$329,415

Paid in November and December 2013	$116,585
Paid in February 2013	5,400

Total paid in 2013	$121,985

Paid in November 2012	$6,000
Paid in October 2012	241,700
Paid in August 2012	6,300
Paid in May 2012	4,800
Paid in March 2012	50,000
Paid in February 2012	10,000

Total paid in 2012	$318,800

Schedule II—Valuation and Qualifying Accounts

Deferred Tax Asset Valuation Allowance

Information presented below is in thousands:

	Balance at Beginning of Year	Additions Charged to Expenses	Deductions (a)	Balance at End of Year
December 31, 2014	$29,501	$11,084	$(15,890)	$24,695
December 31, 2013	$32,344	$3,611	$(6,454)	$29,501
December 31, 2012	$31,669	$4,173	$(3,498)	$32,344

(a)	– Impact of reductions recorded to expense and translation adjustments.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Articles of Incorporation of Quintiles Transnational Holdings Inc.		S-1/A	333-186708	3.1	May 6, 2013

3.3	Third Amended and Restated Bylaws of Quintiles Transnational Holdings Inc.		S-3	333-199843	3.2	November 4, 2014

4.1	Specimen Common Stock Certificate of Quintiles Transnational Holdings Inc.		S-1/A	333-186708	4.1	April 26, 2013

4.2	Second Amended and Restated Registration Rights Agreement, dated May 14, 2013, among Quintiles Transnational Holdings Inc. and the shareholders identified therein.		8-K	001-35907	4.1	May 15, 2013

4.3	Amendment No. 1, dated February 5, 2015, to Second Amended and Restated Registration Rights Agreement, dated May 14, 2013, among Quintiles Transnational Holdings Inc. and the shareholders identified therein.		8-K	001-35907	4.1	February 6, 2015

10.1	Credit Agreement, dated June 8, 2011, among Quintiles Transnational Corp., as the Borrower, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.		S-1	333-186708	10.1	February 15, 2013

10.2	Amendment No. 1, dated October 22, 2012, to Credit Agreement, dated June 8, 2011, among Quintiles Transnational Corp., as the Borrower, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.		S-1	333-186708	10.2	February 15, 2013

10.3	Amendment No. 2, dated December 20, 2012, to Credit Agreement, dated June 8, 2011, among Quintiles Transnational Corp., as the Borrower, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.		S-1	333-186708	10.3	February 15, 2013

10.4	Amendment No. 3, dated December 20, 2013, to Credit Agreement, dated June 8, 2011, among Quintiles Transnational Corp., as the Borrower, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.		8-K	001-35907	10.1	December 20, 2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.5	Amendment No. 4, dated November 7, 2014, to Credit Agreement, dated June 8, 2011, among Quintiles Transnational Corp., as the Borrower, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.		8-K	001-35907	10.1	November 10, 2014

10.6	Purchase and Sale Agreement, dated December 5, 2014, among Quintiles, Inc., as originator and initial servicer, Quintiles Laboratories, LLC, as originator, Quintiles Commercial US, Inc., as originator, and Quintiles Funding LLC, as buyer.		8-K	001-35907	10.1	December 8, 2014

10.7	Receivables Financing Agreement, dated December 5, 2014, among Quintiles Funding LLC, as borrower, Quintiles, Inc., as initial servicer, PNC Bank, N.A., as administrative agent and lender, and the additional persons from time to time party thereto as lenders.		8-K	001-35907	10.2	December 8, 2014

10.8	Amended and Restated Shareholders Agreement, dated February 5, 2015, among Quintiles Transnational Holdings Inc. and the shareholders identified therein.		8-K	001-35907	10.1	February 6, 2015

10.9	Management Agreement, dated January 22, 2008, among Quintiles Transnational Corp., Bain Capital Partners, LLC, GF Management Company, LLC, TPG Capital, L.P., Cassia Fund Management Pte Ltd., 3i Corporation and Aisling Capital, LLC.		S-1	333-186708	10.8	February 15, 2013

10.10	Amendment No. 1, dated May 8, 2013, to Management Agreement, dated January 22, 2008, among Quintiles Transnational Corp., Bain Capital Partners, LLC, GF Management Company, LLC, TPG Capital, L.P., Cassia Fund Management Pte Ltd., 3i Corporation and Aisling Capital, LLC.		10-Q	001-35907	10.2	May 14, 2013

10.11	Management Rights Letter from Quintiles Transnational Corp. to Aisling Capital II, L.P.		S-1	333-186708	10.9	February 15, 2013

10.12	Amendment, dated May 8, 2013, to Management Rights Letter from Quintiles Transnational Corp. to Aisling Capital II, L.P.		10-Q	001-35907	10.3	August 1, 2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.13	Management Rights Agreement between Quintiles Transnational Corp. and TPG Biotechnology Partners II, L.P.		S-1	333-186708	10.10	February 15, 2013

10.14	Management Rights Agreement between Quintiles Transnational Corp. and 3i Growth Healthcare Fund 2008 L.P.		S-1	333-186708	10.11	February 15, 2013

10.15	Amendment No. 1, dated May 8, 2013, to Management Rights Agreement between Quintiles Transnational Corp. and 3i Growth Healthcare Fund 2008 L.P.		10-Q	001-35907	10.4	August 1, 2013

10.16	Share Repurchase Agreement, dated May 27, 2014, between Quintiles Transnational Holdings Inc. and TPG Quintiles Holdco, L.P.		8-K	001-35907	10.1	May 28, 2014

10.17	Assignment and Assumption Agreement, dated December 10, 2009, between Quintiles Transnational Corp. and Quintiles Transnational Holdings Inc.		S-1	333-186708	10.12	February 15, 2013

10.18†	Form of Director Indemnification Agreement.		S-1/A	333-186708	10.13	April 19, 2013

10.19†	Quintiles Transnational Holdings Inc. Annual Management Incentive Plan.		S-1/A	333-186708	10.57	April 19, 2013

10.20†	Quintiles Transnational Holdings Inc. 2003 Stock Incentive Plan.		S-1	333-186708	10.14	February 15, 2013

10.21†	Form of Stock Option Award Agreement under the Quintiles Transnational Holdings Inc. 2003 Stock Incentive Plan.		S-1	333-186708	10.15	February 15, 2013

10.22†	Form of Restricted Stock Purchase Agreement under the Quintiles Transnational Holdings Inc. 2003 Stock Incentive Plan.		S-1	333-186708	10.16	February 15, 2013

10.23†	Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.		S-1	333-186708	10.17	February 15, 2013

10.24†	Form of Stock Option Award Agreement for Senior Executives under the Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.		S-1	333-186708	10.18	February 15, 2013

10.25†	Form of Stock Option Award Agreement for Non-Employee Directors under the Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.		S-1	333-186708	10.19	February 15, 2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.26†	Quintiles Transnational Corp. Elective Deferred Compensation Plan, as amended and restated.		S-1	333-186708	10.20	February 15, 2013

10.27†	Quintiles Transnational Corp. Elective Deferred Compensation Plan (Amended and Restated for Deferrals On and After January 1, 2005).		S-1	333-186708	10.21	February 15, 2013

10.28†	Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.22	April 19, 2013

10.29†	Form of Award Agreement Awarding Nonqualified Stock Options to Employees under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.23	April 19, 2013

10.30†	Form of Award Agreement Awarding Incentive Stock Options to Employees under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		10-Q	001-35907	10.2	May 1, 2014

10.31†	Form of Award Agreement Awarding Nonqualified Stock Options to Non-Employee Directors under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.24	April 19, 2013

10.32†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.56	April 19, 2013

10.33†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan prior to February 2015.		8-K	001-35907	10.1	November 26, 2013

10.34†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan after February 2015.	X

10.35†	Form of Award Agreement Awarding Performance Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	X

10.36†	Quintiles Transnational Holdings Inc. Employee Stock Purchase Plan.		S-8	333-193212	10.1	January 6, 2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.37†	First Amendment to Quintiles Transnational Holdings Inc. Employee Stock Purchase Plan.	X

10.38†	Executive Employment Agreement, dated September 25, 2003, among Dennis B. Gillings, Pharma Services Holding, Inc. and Quintiles Transnational Corp.		S-1	333-186708	10.26	February 15, 2013

10.39†	Assignment and Assumption Agreement, dated March 31, 2006, among Pharma Services Holding, Inc., Quintiles Transnational Corp., and Dennis B. Gillings.		S-1	333-186708	10.27	February 15, 2013

10.40†	Amendment, dated February 1, 2008, to Executive Employment Agreement, dated September 25, 2003, between Dennis B. Gillings and Quintiles Transnational Corp.		S-1	333-186708	10.28	February 15, 2013

10.41†	Agreement and Amendment, effective December 12, 2008, to Executive Employment Agreement, dated September 25, 2003, between Dennis B. Gillings and Quintiles Transnational Corp.		S-1	333-186708	10.29	February 15, 2013

10.42†	Third Amendment, dated December 31, 2008, to Executive Employment Agreement, dated September 25, 2003, between Dennis B. Gillings and Quintiles Transnational Corp.		S-1	333-186708	10.30	February 15, 2013

10.43†	Fourth Amendment, dated December 14, 2009, to Executive Employment Agreement, dated September 25, 2003, between Dennis B. Gillings and Quintiles Transnational Corp.		S-1	333-186708	10.31	February 15, 2013

10.44†	Fifth Amendment, dated April 18, 2013, to Executive Employment Agreement, dated September 25, 2003, between Dennis B. Gillings and Quintiles Transnational Corp.		S-1/A	333-186708	10.32	April 19, 2013

10.45	Rollover Agreement, dated August 28, 2003, among Pharma Services Holding, Inc., Dennis B. Gillings, Joan H. Gillings, Susan Ashley Gillings, the Gillings Family Foundation, the Gillings Limited Partnership and the GFEF Limited Partnership.		S-1	333-186708	10.33	February 15, 2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.46	Amendment No. 1, dated September 23, 2003, to Rollover Agreement, dated August 28, 2003, among Pharma Services Holding, Inc., Dennis B. Gillings, Joan H. Gillings, Susan Ashley Gillings, the Gillings Family Foundation, the Gillings Limited Partnership and the GFEF Limited Partnership.		S-1	333-186708	10.34	February 15, 2013

10.47†	Stock Option Award Agreement, dated June 30, 2008, between Quintiles Transnational Corp. and Dennis B. Gillings.		S-1	333-186708	10.35	February 15, 2013

10.48†	Executive Employment Agreement, effective April 30, 2012, between Thomas H. Pike and Quintiles Transnational Corp.		S-1	333-186708	10.36	February 15, 2013

10.49†	Subscription Agreement, effective May 31, 2012, between Thomas H. Pike and Quintiles Transnational Holdings Inc.		S-1	333-186708	10.37	February 15, 2013

10.50†	Stock Option Award Agreement, dated May 10, 2012, between Quintiles Transnational Holdings Inc. and Thomas H. Pike.		S-1	333-186708	10.38	February 15, 2013

10.51†	Stock Option Award Agreement, dated May 31, 2012, between Quintiles Transnational Holdings Inc. and Thomas H. Pike.		S-1	333-186708	10.39	February 15, 2013

10.52†	Executive Employment Agreement, effective July 30, 2010, between Kevin K. Gordon and Quintiles Transnational Corp.		S-1	333-186708	10.40	February 15, 2013

10.53†	First Amendment to Employment Agreement, dated November 22, 2010, to Executive Employment Agreement, effective July 30, 2010, between Kevin K. Gordon and Quintiles Transnational Corp.		S-1	333-186708	10.41	February 15, 2013

10.54†	Executive Employment Agreement, dated June 1, 2003, between Michael I. Mortimer and Quintiles Transnational Corp.		S-1	333-186708	10.48	February 15, 2013

10.55†	Amendment, dated January 9, 2004, to Executive Employment Agreement, dated June 1, 2003, between Michael I. Mortimer and Quintiles Transnational Corp.		S-1	333-186708	10.49	February 15, 2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.56†	Second Amendment, dated December 30, 2008, to Executive Employment Agreement, dated June 1, 2003, between Michael I. Mortimer and Quintiles Transnational Corp.		S-1	333-186708	10.50	February 15, 2013

10.57†	Letter, dated February 22, 2005, to Michael I. Mortimer from Pharma Services Holding, Inc. re. Purchase of Pharma Shares.		S-1	333-186708	10.51	February 15, 2013

10.58†	Letter, dated February 5, 2004, to Michael I. Mortimer from Pharma Services Holding, Inc. re. Opportunity to Purchase Shares.		S-1	333-186708	10.52	February 15, 2013

10.59†	Consulting and General Release Agreement, dated May 12, 2014, between Michael I. Mortimer and Quintiles Transnational Corp.		8-K	001-35907	10.1	May 12, 2014

10.60†	Amended Executive Employment Agreement, dated July 26, 2005, between Derek Winstanly and Quintiles Transnational Corp.		S-1	333-186708	10.53	February 15, 2013

10.61†	First Amendment, dated December 30, 2008, to Amended Executive Employment Agreement, dated July 26, 2005, between Derek Winstanly and Quintiles Transnational Corp.		S-1	333-186708	10.54	February 15, 2013

10.62†	Letter, dated October 30, 2003, to Derek Winstanly from Pharma Services Holding, Inc. re. Opportunity to Purchase Shares.		S-1	333-186708	10.55	February 15, 2013

10.63†	Executive Employment Agreement, dated November 1, 2012, between James H. Erlinger III and Quintiles Transnational Corp.	X

10.64†	Description of Independent Director Compensation.		8-K	001-35907	10.2	February 6, 2015

21.1	List of Subsidiaries of Quintiles Transnational Holdings Inc.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	X

†	Indicates management contract or compensatory plan or arrangement.