Form 10-Q
period 2015-03-31
Quintiles Transnational Holdings Inc.
filed 2015-04-29
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	125,022,096 shares outstanding as of April 22, 2015

QUINTILES TRANSNATIONAL HOLDINGS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Service revenues	$1,029,974	$1,005,288
Reimbursed expenses	317,619	302,558
Total revenues	1,347,593	1,307,846
Costs of revenue, service costs	661,827	643,722
Costs of revenue, reimbursed expenses	317,619	302,558
Selling, general and administrative	219,606	219,242
Restructuring costs	5,324	1,008
Income from operations	143,217	141,316
Interest income	(870)	(1,255)
Interest expense	25,340	24,703
Other (income) expense, net	(2,861)	(4,844)
Income before income taxes and equity in earnings of unconsolidated affiliates	121,608	122,712
Income tax expense	36,088	37,389
Income before equity in earnings of unconsolidated affiliates	85,520	85,323
Equity in earnings of unconsolidated affiliates	911	4,891
Net income	86,431	90,214
Net income attributable to noncontrolling interests	(33)	(31)
Net income attributable to Quintiles Transnational Holdings Inc.	$86,398	$90,183
Earnings per share attributable to common shareholders:
Basic	$0.69	$0.69
Diluted	$0.68	$0.68
Weighted average common shares outstanding:
Basic	124,504	129,898
Diluted	127,454	133,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income	$86,431	$90,214
Unrealized (losses) gains on marketable securities, net of income taxes of ($104) and $1,208	(165)	1,930
Unrealized (losses) gains on derivative instruments, net of income taxes of ($1,040) and ($125)	(3,664)	322
Foreign currency translation, net of income taxes of ($2,811) and $0	(30,012)	303
Reclassification adjustments:
Gains on marketable securities included in net income, net of income taxes of $0 and ($1,927)	—	(3,077)
Losses on derivative instruments included in net income, net of income taxes of $1,656 and $794	3,836	375
Amortization of prior service costs and losses included in net income, net of income taxes of $83 and $72	140	120
Comprehensive income	56,566	90,187
Comprehensive income attributable to noncontrolling interests	(30)	(21)
Comprehensive income attributable to Quintiles Transnational Holdings Inc.	$56,536	$90,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)	(Note 1)
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$779,068	$867,358
Restricted cash	2,741	2,882
Trade accounts receivable and unbilled services, net	1,006,425	975,255
Prepaid expenses	59,834	44,628
Deferred income taxes	117,933	118,515
Income taxes receivable	44,156	45,357
Other current assets and receivables	88,666	92,088
Total current assets	2,098,823	2,146,083
Property and equipment, net	179,490	190,297
Investments in debt, equity and other securities	34,226	34,503
Investments in and advances to unconsolidated affiliates	34,935	31,508
Goodwill	462,991	464,434
Other identifiable intangibles, net	270,535	280,243
Deferred income taxes	35,635	35,972
Deposits and other assets	120,016	122,792
Total assets	$3,236,651	$3,305,832
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$722,871	$842,387
Unearned income	527,684	543,305
Income taxes payable	36,866	55,694
Current portion of long-term debt and obligations held under capital leases	5,940	826
Other current liabilities	27,336	29,688
Total current liabilities	1,320,697	1,471,900
Long-term debt and obligations held under capital leases, less current portion	2,288,229	2,292,491
Deferred income taxes	58,947	61,797
Other liabilities	181,085	183,656
Total liabilities	3,848,958	4,009,844
Commitments and contingencies
Shareholders’ deficit:
Common stock and additional paid-in capital, 300,000 shares authorized, $0.01 par value, 124,950 and 124,129 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	178,966	143,828
Accumulated deficit	(702,400)	(788,798)
Accumulated other comprehensive loss	(88,953)	(59,091)
Deficit attributable to Quintiles Transnational Holdings Inc.’s shareholders	(612,387)	(704,061)
Noncontrolling interests	80	49
Total shareholders’ deficit	(612,307)	(704,012)
Total liabilities and shareholders’ deficit	$3,236,651	$3,305,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating activities:
Net income	$86,431	$90,214
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	30,329	29,088
Amortization of debt issuance costs and discount	1,677	1,595
Share-based compensation	9,574	7,221
Earnings from unconsolidated affiliates	(911)	(4,891)
Loss (gain) on investments, net	5	(5,268)
Benefit from deferred income taxes	(884)	(1,587)
Excess income tax benefits from share-based award activities	(9,077)	(5,840)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(63,460)	(51,018)
Change in other operating assets and liabilities	(118,016)	(87,951)
Net cash used in operating activities	(64,332)	(28,437)
Investing activities:
Acquisition of property, equipment and software	(16,432)	(17,706)
Proceeds from sale of equity securities	—	5,861
Investments in and advances to unconsolidated affiliates, net of payments received	(2,542)	(1,224)
Other	666	(910)
Net cash used in investing activities	(18,308)	(13,979)
Financing activities:
Payment of debt issuance costs	(19)	—
Repayment of debt and principal payments on capital lease obligations	(1,210)	(334)
Stock issued under employee stock purchase and option plans	18,494	5,916
Payroll taxes remitted on repurchase of stock options	—	(8,415)
Excess income tax benefits from share-based award activities	9,077	5,840
Net cash provided by financing activities	26,342	3,007
Effect of foreign currency exchange rate changes on cash	(31,992)	2,647
Decrease in cash and cash equivalents	(88,290)	(36,762)
Cash and cash equivalents at beginning of period	867,358	778,143
Cash and cash equivalents at end of period	$779,068	$741,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Quintiles Transnational Holdings Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements of the Company but does not include all the disclosures required by GAAP.

Reclassifications

Certain immaterial prior period amounts have been reclassified to conform to current period presentation. These changes had no effect on previously reported total revenues, net income, comprehensive income, shareholders’ deficit or cash flows.

Recently Issued Accounting Standards

In April 2015, the United States Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will require debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt liability on the balance sheet, instead of being presented as an asset. The Company will adopt the new accounting guidance during the second quarter of 2015. The adoption of the new accounting guidance is not expected to have a material effect on the Company’s financial statements.

In February 2015, the FASB issued new accounting guidance which changes the analysis in determining whether an entity is considered a variable interest entity (“VIE”) and the identification of the primary beneficiary of the VIE to determine whether the VIE should be included in an entity’s consolidated financial statements. The Company will adopt the new accounting guidance on January 1, 2016, as required. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board issued a converged standard on the recognition of revenue from contracts with customers. The objective of the new standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will require expanded disclosures on revenue recognition and changes in assets and liabilities that result from contracts with customers. The Company will adopt the new standard on January 1, 2017, as required. Early adoption is not permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

Research and Development Costs

In January 2010, the Company entered into a collaboration agreement with a related party, HUYA Bioscience International, LLC (“HUYA”), to fund up to $2.3 million of its research and development activity for a specific compound. Under the agreement, the Company had the potential to receive additional consideration which contractually would not exceed $16.5 million excluding interest if certain events had occurred. In February 2015, the Company and HUYA agreed to terminate the collaboration agreement, In connection with the termination, HUYA paid the Company $5.0 million to satisfy all of HUYA’s various payment obligations under the collaboration agreement.

2. Employee Stock Compensation

The Company granted the following share-based awards:

	Three Months Ended March 31,
	2015	2014
Stock options	923,700	1,024,500
Stock appreciation rights	176,200	176,800
Restricted stock units	226,821	—
Performance units	51,977	—

The Company had the following share-based awards outstanding:

	March 31, 2015	December 31, 2014
Stock options	9,096,191	9,124,954
Stock appreciation rights	580,901	418,801
Restricted stock units	320,488	93,667
Performance units	51,977	—

The Company used the following assumptions when estimating the value of the share-based compensation for stock options and stock appreciation rights issued as follows:

	Three Months Ended March 31,
	2015	2014
Expected volatility	30 - 41%	32 – 43%
Weighted average expected volatility	35%	38%
Expected dividends	0.0%	0.0%
Expected term (in years)	3.7 - 6.7	3.7 – 6.7
Risk-free interest rate	1.06 - 1.88%	0.99 – 2.21%

In March 2015, the Company awarded performance units that contain both service and performance based vesting criteria. Vesting occurs if the recipient remains employed and depends on the degree to which the Company achieves certain cumulative adjusted diluted earnings per share goals during a three-year performance period (as defined in the award agreements). The fair value of these awards is equal to the closing price of the Company’s common stock on the grant date.

In November 2013, the Company’s Board of Directors (the “Board”) approved an Employee Stock Purchase Plan (“ESPP”) which was approved by the Company’s shareholders in May 2014. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary to be applied toward the purchase of full shares of the Company’s common stock on the last day of the offering period. Offering periods under the ESPP are six months in duration. The first two offering periods for the ESPP began March 1, 2014 and September 1, 2014, respectively. In November 2014, the ESPP was amended to change the start of the offering periods to begin on April 1 and October 1 of each year, beginning April 1, 2015. Participating employees purchase shares on the last day of each offering period at a discount of 15% of the closing price of the common stock on such date as reported on the New York Stock Exchange. During the three months ended March 31, 2015, the Company issued 38,449 shares of common stock for purchases under the ESPP.

The Company recognized share-based compensation expense of $9.6 million and $7.2 million during the three months ended March 31, 2015 and 2014, respectively.

3. Concentration of Credit Risk

No customer accounted for 10% or more of consolidated service revenues for the three months ended March 31, 2015 or 2014.

4. Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Trade:
Billed	$451,702	$444,941
Unbilled services	556,287	532,312
	1,007,989	977,253
Allowance for doubtful accounts	(1,564)	(1,998)
	$1,006,425	$975,255

5. Business Combination

On March 30, 2015, the Company signed a definitive agreement to combine its global central laboratories business with the central laboratory testing business of Quest Diagnostics Incorporated. The Company believes the combined capabilities will provide customers with globally scaled end-to-end central laboratory services. The transaction, which will be accounted for as a business combination, is expected to close in 2015 and is subject to regulatory approval and standard and customary closing conditions.

6. Goodwill

The following is a summary of goodwill by segment for the three months ended March 31, 2015 (in thousands):

		Integrated
	Product	Healthcare
	Development	Services	Consolidated
Balance as of December 31, 2014	$346,608	$117,826	$464,434
Impact of foreign currency fluctuations	(1,340)	(103)	(1,443)
Balance as of March 31, 2015	$345,268	$117,723	$462,991

7. Derivatives

As of March 31, 2015, the Company held the following derivative positions: (i) forward exchange contracts to protect against foreign exchange movements for certain forecasted foreign currency cash flows related to service contracts and (ii) interest rate swaps to hedge the exposure to variability in interest payments on variable interest rate debt. The Company does not use derivative financial instruments for speculative or trading purposes.

As of March 31, 2015, the Company had 17 open foreign exchange forward contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2015 with notional amounts totaling $95.8 million. As these contracts were executed to hedge the risk of the potential volatility in the cash flows resulting from fluctuations in currency exchange rates during the last nine months of 2015, these transactions are accounted for as cash flow hedges. As such, the effective portion of the gain or loss on the contracts is recorded as unrealized gains (losses) on derivatives included in the accumulated other comprehensive income (loss) (“AOCI”) component of shareholders’ deficit. These hedges are highly effective. Upon expiration of the hedge instruments in 2015, the Company will reclassify the unrealized holding gains and losses on the derivative instruments included in AOCI into earnings.

On June 9, 2011, the Company entered into six interest rate swaps effective September 28, 2012 and expiring between September 30, 2013 and March 31, 2016 in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. The critical terms of the interest rate swaps were substantially the same as those of the Company’s senior secured credit facilities, including quarterly interest settlements. These interest rate swaps are being accounted for as cash flow hedges as these transactions were executed to hedge the Company’s interest payments, and these hedges are deemed to be highly effective. As such, changes in the fair value of these derivative instruments are recorded as unrealized gains (losses) on derivatives included in the AOCI component of shareholders’ deficit. The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparty, which, when they occur, are reflected as interest expense on the condensed consolidated statements of income. These payments, together with the variable rate of interest incurred on the underlying debt, result in a fixed rate of interest of 2.57% plus the applicable margin on the affected borrowings ($910.0 million or 44.8% of the Company’s variable rate debt at March 31, 2015). The Company expects that $12.2 million of unrealized losses will be reclassified out of AOCI and will form the interest rate swap component of the 2.57% fixed rate of interest incurred over the next 12 months as the underlying net payments are settled.

The fair values of the Company’s derivative instruments designated as hedging instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table (in thousands):

	Balance Sheet Classification	March 31, 2015	December 31, 2014
Foreign exchange forward contracts	Other current liabilities	$6,324	$4,635
Interest rate swaps	Other current liabilities	$11,947	$14,424

The effect of the Company’s cash flow hedging instruments on other comprehensive income (loss) is summarized in the following table (in thousands):

	Three Months Ended March 31,
	2015	2014
Foreign exchange forward contracts	$(1,689)	$(809)
Interest rate swaps	2,477	2,175
Total	$788	$1,366

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of March 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Marketable equity securities	$563	$—	$—	$563
Total	$563	$—	$—	$563
Liabilities:
Foreign exchange forward contracts	$—	$6,324	$—	$6,324
Interest rate swaps	—	11,947	—	11,947
Contingent consideration	—	—	2,739	2,739
Total	$—	$18,271	$2,739	$21,010

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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31 (in thousands):

	Contingent Consideration – Accounts Payable and Accrued Expenses and Other Liabilities
	2015	2014
Balance as of January 1	$1,452	$13,014
Revaluations included in earnings	1,287	(82)
Balance as of March 31	$2,739	$12,932

The revaluations for the contingent consideration are recognized in other (income) expense, net on the accompanying condensed consolidated statements of income.

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

As of March 31, 2015, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $802.1 million were identified as Level 3. These assets are comprised of cost and equity method investments of $68.6 million, goodwill of $463.0 million and other identifiable intangibles, net of $270.5 million.

The Company has unfunded cash commitments totaling approximately $42.5 million related to its cost and equity method investments as of March 31, 2015.

Other

The estimated fair value of the Company’s long-term debt approximates its carrying value as of March 31, 2015 and December 31, 2014. The estimated fair value of the long-term debt is primarily based on rates in which the debt is traded among banks.

9. Restructuring

In February 2015, the Board approved a restructuring plan for approximately $30.0 million to align the Company’s resources and reduce overcapacity. These actions are expected to occur throughout 2015 and 2016, and are expected to consist of severance, facility closure and other exit-related costs. Since February 2015, the Company has recognized approximately $4.3 million, $468,000 and $259,000 of restructuring costs related to this plan for activities in the Product Development segment, Integrated Healthcare Services segment and corporate activities, respectively. All of the restructuring costs are related to severance costs. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management.

The following amounts were recorded for the February 2015 restructuring plan and the restructuring plans initiated in prior years (in thousands):

	Severance and Related Costs	Exit Costs	Total
Balance at December 31, 2014	$5,478	$605	$6,083
Expense, net of reversals	4,969	355	5,324
Payments	(3,935)	(351)	(4,286)
Foreign currency translation	(211)	—	(211)
Balance at March 31, 2015	$6,301	$609	$6,910

The Company expects the majority of the restructuring accruals at March 31, 2015 will be paid in 2015.

10. Employee Benefit Plans

Defined Benefit Plans

The following table summarizes the components of pension expense related to the Company’s defined benefit plans (in thousands):

	Three months ended March 31,
	2015	2014
Service cost	$3,614	$3,287
Interest cost	867	987
Expected return on plan assets	(853)	(928)
Amortization of prior service costs	—	20
Amortization of actuarial losses	223	172
	$3,851	$3,538

Other

As of March 31, 2015 and December 31, 2014, the Company had a severance accrual included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets of $5.1 million and $6.3 million, respectively. The Company recognizes obligations associated with severance related to contractual termination benefits at fair value on the date that it is probable that the affected employees will be entitled to the benefit and the amount can reasonably be estimated. The severance accrual is related to cost reduction programs that will result in severance for approximately 270 positions, which are expected to lower operating costs and improve profitability. During the first quarter of 2015, the Company recognized approximately $443,000 of net reversals related to these cost reduction programs, primarily as a result of affected individuals transferring into other positions within the Company. Of the $443,000 decrease from net reversals recognized for these cost reduction programs, approximately $347,000 and $96,000 were related to activities in the Product Development segment and Integrated Healthcare Services segment, respectively. The Company expects the majority of the severance accrual at March 31, 2015 will be paid in 2015.

The following amounts were recorded for the severance associated with cost reduction programs (in thousands):

Balance at December 31, 2014	$6,274
Expense, net of reversals	(443)
Payments	(666)
Foreign currency translation	(28)
Balance at March 31, 2015	$5,137

11. Comprehensive Income

Below is a summary of the components of AOCI (in thousands):

	Foreign Currency Translation	Marketable Securities	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2014	$(55,740)	$(272)	$(19,059)	$(14,519)	$30,499	$(59,091)
Other comprehensive (loss) income before reclassifications	(32,820)	(269)	(4,704)	—	3,955	(33,838)
Reclassification adjustments	—	—	5,492	223	(1,739)	3,976
Balance at March 31, 2015	$(88,560)	$(541)	$(18,271)	$(14,296)	$32,715	$(88,953)

Below is a summary of the (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item (in thousands):

Reclassification Adjustments	Affected Financial Statement Line Item	Three months ended March 31,
		2015	2014
Marketable securities:
Marketable securities	Other (income) expense, net	$—	$(5,004)
Total before income taxes		—	(5,004)
Income tax expense		—	(1,927)
Total net of income taxes		$—	$(3,077)
Derivative instruments:
Interest rate swaps	Interest expense	$3,013	$3,080
Foreign exchange forward contracts	Service revenues	2,479	(1,911)
Total before income taxes		5,492	1,169
Income tax benefit		1,656	794
Total net of income taxes		$3,836	$375
Defined benefit plans:
Amortization of prior service costs	See Note 10	$—	$20
Amortization of actuarial losses	See Note 10	223	172
Total before income taxes		223	192
Income tax benefit		83	72
Total net of income taxes		$140	$120

12. Segments

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

	Three Months Ended March 31,
	2015	2014
Service revenues
Product Development	$749,529	$770,828
Integrated Healthcare Services	280,445	234,460
Total service revenues	1,029,974	1,005,288
Costs of revenue, service costs
Product Development	437,422	450,483
Integrated Healthcare Services	224,405	193,239
Total costs of revenue, service costs	661,827	643,722
Selling, general and administrative
Product Development	155,108	159,685
Integrated Healthcare Services	37,922	32,276
General corporate and unallocated	26,576	27,281
Total selling, general and administrative	219,606	219,242
Income from operations
Product Development	156,999	160,660
Integrated Healthcare Services	18,118	8,945
General corporate and unallocated	(26,576)	(27,281)
Restructuring costs	(5,324)	(1,008)
Total income from operations	$143,217	$141,316

	Three Months Ended March 31,
	2015	2014
Depreciation and amortization expense
Product Development	$23,876	$22,970
Integrated Healthcare Services	5,208	4,891
General corporate and unallocated	1,245	1,227
Total depreciation and amortization expense	$30,329	$29,088

13. Earnings Per Share

The following table shows the weighted average number of outstanding share-based awards not included in the computation of diluted earnings per share as the effect of including such share-based awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted average shares subject to anti-dilutive share-based awards	1,043	766

Share-based awards will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds.

14. Subsequent Event

In April 2015, the Company's Board of Directors increased its share repurchase authorization under the previously approved share repurchase program by $300 million. The total authorization available for share repurchases is approximately $360 million. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and may be modified, extended, suspended or discontinued at any time. The program does not have an end date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, that most of our contracts may be terminated on short notice, and we may be unable to maintain large customer contracts or to enter into new contracts; our financial results may be adversely affected if we underprice our contracts, overrun our cost estimates or fail to receive approval for or experience delays in documenting change orders; the historical indications of the relationship of our backlog to revenues may not be indicative of their future relationship; we may be unable to maintain our information systems or effectively update them; customer or therapeutic concentration could harm our business; our business is subject to risks associated with international operations, including economic, political and other risks, such as compliance with a myriad of laws and regulations, complications from conducting clinical trials in multiple countries simultaneously and changes in exchange rates; the market for our services may not grow as we expect; government regulators or our customers may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; we may be unable to successfully develop and market new services or enter new markets; our failure to perform services in accordance with contractual requirements, regulatory standards and ethical considerations may subject us to significant costs or liability, which could also damage our reputation and cause us to lose existing business or not receive new business; our services are related to treatment of human patients, and we could face liability if a patient is harmed; we may be unable to successfully identify, acquire and integrate businesses, services and technologies; and we have substantial indebtedness and may incur additional indebtedness in the future, which could adversely affect our financial condition. For a further discussion of the risks relating to our business, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Overview

Our business is currently organized in two reportable segments, Product Development and Integrated Healthcare Services.

Product Development

Product Development provides services and expertise that allow biopharmaceutical companies to outsource the clinical development process from first-in-man trials to post-launch monitoring. Our comprehensive service offerings provide the support and functional expertise necessary at each stage of development, as well as the systems and analytical capabilities to help our customers improve product development efficiency and effectiveness. Product Development is comprised of clinical solutions and services and advisory services (formerly consulting services). Clinical solutions and services provides services necessary to develop biopharmaceutical products. These services include project management and clinical monitoring functions for conducting multi-site trials (generally Phase II-IV) (collectively “core clinical”). These also include clinical trial support services that improve clinical trial decision-making, such as global laboratories, data management, biostatistical, safety and pharmacovigilance, early clinical development trials (generally Phase I), and strategic planning and design services, which help improve decisions and performance. We also provide functional resourcing services that cover a range of areas. Advisory services provides strategy and management advisory services based on life science expertise and advanced analytics, as well as regulatory and compliance advisory services.

On March 30, 2015, we signed a definitive agreement to combine our global central laboratories business with the central laboratory testing business of Quest Diagnostics Incorporated, or Quest. We believe our combined capabilities will provide customers with globally scaled end-to-end central laboratory services and will strengthen our position as the second-largest provider of central laboratory services in the world. The transaction, which will be accounted for as a business combination, is expected to close in 2015 and is subject to regulatory approval and standard and customary closing conditions.

Integrated Healthcare Services

Integrated Healthcare Services provides a broad array of services including commercial services, such as providing contract pharmaceutical sales forces in key geographic markets, as well as a growing number of healthcare business services for the broader healthcare sector. Our customized commercialization services are designed to accelerate the commercial success of biopharmaceutical and other health-related products. Service offerings include commercial services (sales representatives, strategy, marketing communications and other areas related to commercialization), real-world and late phase research (drug therapy analysis, real-world research and evidence-based medicine, including research studies to prove a drug’s value), other healthcare services (comparative and cost-effectiveness research capabilities, decision support services, communication services and health engagement, medication adherence and health outcome optimization services, and web-based systems for measuring quality improvement), and electronic health record implementation and advisory services.

On July 1, 2014, we completed the acquisition of Encore Health Resources, LLC, or Encore, for approximately $91.5 million in cash (net of approximately $2.2 million of acquired cash).

Reimbursed Expenses

Reimbursed expenses may fluctuate from period-to-period due, in part, to where we are in the lifecycle of the many contracts that are in progress at a particular point in time. For instance, these pass-through costs tend to be higher during the early phases of clinical trials as a result of patient recruitment efforts. As reimbursed expenses are pass-through costs to our customers with little to no profit and we believe that the fluctuations from period-to-period are not meaningful to our underlying performance, we do not provide analysis of the fluctuations in these items or their impact on our financial results.

Foreign Currency Translation

In the first quarter of 2015, approximately 34% of our service revenues were denominated in currencies other than the United States dollar. Because a large portion of our service revenues and expenses are denominated in currencies other than the United States dollar and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our consolidated results. Foreign exchange rates in certain currencies in which we do business have fluctuated significantly in the first quarter of 2015 as compared to the same period of the prior year, particularly the Euro, the Japanese Yen and the British Pound.

As a result, we believe that providing the impact of fluctuations in foreign currency rates on certain financial results can facilitate analysis of period-to-period comparisons of business performance. The impact from foreign currency fluctuations and constant currency information assumes constant foreign currency exchange rates based on the rates in effect for the comparable prior-year period were used in translation.

Results of Operations

Backlog and Net New Business

We began 2015 with backlog of $11,244 million, which was 14% higher than at the beginning of 2014. Backlog at March 31, 2015 was $11,064 million.

Net new business grew 5.6% in the first quarter of 2015 to $1,346 million from $1,274 million in the first quarter of 2014, driven by growth in Product Development. Product Development’s net new business increased 8.1% to $1,086 million for the first quarter of 2015 as compared to $1,005 million for the same period in 2014, led by growth in net new business for core clinical services as well as clinical trial support services including clinical data management, safety and pharmacovigilance, biostatistical services and central laboratories. These increases were partially offset by lower net new business for our functional resourcing business. Integrated Healthcare Services’ net new business decreased 3.5% to $260 million in the first quarter of 2015 as compared to $269 million for the same period in 2014, related primarily to lower net new business in Europe, North America and from real-world and late phase research services, partially offset by net new business growth in Japan and from the Encore acquisition.

Refer to “Net New Business Reporting and Backlog” elsewhere within this section for more information on how we report on net new business and backlog.

Service Revenues

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in millions)
Service revenues	$1,030.0	$1,005.3	$24.7	2.5%

For the three months ended March 31, 2015, our service revenues increased $24.7 million, or 2.5%, as compared to the same period in 2014. This increase was comprised of constant currency service revenue growth of approximately $83.7 million, or 8.4%, and a negative impact of approximately $59.0 million from the effects of foreign currency fluctuations. The constant currency service revenue growth, was comprised of a $14.9 million increase in Product Development and a $68.8 million increase in Integrated Healthcare Services, which includes the impact from the Encore acquisition.

 Costs of Revenue, Service Costs

	Three months ended March 31,
	2015	2014
	(dollars in millions)
Costs of revenue, service costs	$661.8	$643.7
% of service revenues	64.3%	64.0%

When compared to the same period in 2014, service costs in the first quarter of 2015 increased $18.1 million. This increase included a constant currency increase in expenses of approximately $68.6 million, or 10.6%, partially offset by a positive impact of approximately $50.5 million from the effects of foreign currency fluctuations. The constant currency service costs growth was due to incremental costs resulting from the Encore acquisition, increases in compensation and related expenses due to an increase in billable headcount needed to support our higher volume of revenue, and annual merit increases. These increases in compensation and related expenses were partially offset by efficiencies gained from restructuring activities taken in prior years and less cost incurred under our incentive compensation plans.

The increase in service costs as a percent of service revenues was primarily as a result of a higher proportion of consolidated service revenues coming from our Integrated Healthcare Services segment in the first quarter of 2015 than in the same period in the prior year.

Selling, General and Administrative

	Three months ended March 31,
	2015	2014
	(dollars in millions)
Selling, general and administrative	$219.6	$219.2
% of service revenues	21.3%	21.8%

The $400,000 increase in selling, general and administrative expenses in the first quarter of 2015 included a constant currency increase of $12.9 million, or 5.9%, partially offset by a positive impact of approximately $12.5 million from the effects of foreign currency fluctuations. The constant currency increase was primarily due to (1) incremental costs from the Encore acquisition, (2) an increase in share-based compensation and (3) increases in compensation and related expenses resulting primarily from annual merit increases and an increase in headcount. These increases were partially offset by less cost incurred under our incentive compensation plans.

Restructuring Costs

	Three months ended March 31,
	2015	2014
	(in millions)
Restructuring costs	$5.3	$1.0

In February 2015, our Board of Directors, or our Board, approved a restructuring plan of approximately $30.0 million to align our resources and reduce overcapacity. We recognized $5.3 million of restructuring charges, net of reversals for changes in estimates, during the first quarter of 2015, which was primarily related to the February 2015 restructuring plan. These actions are expected to occur throughout 2015 and 2016, and are expected to consist of severance, facility closure and other exit-related costs. We believe that this plan will result in annualized cost savings of approximately $50.0 million to $60.0 million.

Interest Income and Interest Expense

	Three months ended March 31,
	2015	2014
	(in millions)
Interest income	$(0.9)	$(1.3)
Interest expense	$25.3	$24.7

Interest income includes interest received from bank balances and investments.

Interest expense during the first quarter of 2015 was higher than the same period in 2014 primarily due to an increase in the average debt outstanding, primarily as a result of the $275.0 million term loan that was issued under the receivables financing facility in December 2014.

Other (Income) Expense, Net

	Three months ended March 31,
	2015	2014
	(in millions)
Other (income) expense, net	$(2.9)	$(4.8)

Other (income) expense, net for the first quarter of 2015 included $4.1 million of foreign currency net gains, partially offset by approximately $1.3 million of expense related to the change in fair value of contingent consideration related to an acquisition. Other (income) expense, net for the first quarter of 2014 included a gain from the sale of marketable equity securities of approximately $5.0 million, partially offset by $529,000 of foreign currency net losses.

Income Tax Expense

	Three months ended March 31,
	2015	2014
	(in millions)
Income tax expense	$36.1	$37.4

The effective income tax rate was 29.7% and 30.5% in the first quarter of 2015 and 2014, respectively.

Equity in Earnings of Unconsolidated Affiliates

	Three months ended March 31,
	2015	2014
	(in millions)
Equity in earnings of unconsolidated affiliates	$0.9	$4.9

Equity in earnings of unconsolidated affiliates primarily includes gains from our investment in the NovaQuest Pharma Opportunities Fund III, L.P.

Segments

Service revenues and income from operations by segment are as follows (dollars in millions):

Three Months Ended March 31, 2015 and 2014
	Service Revenues		Income from Operations		Operating Profit Margin
	2015	2014	2015	2014	2015	2014
Product Development	$749.5	$770.8	$157.0	$160.6	20.9%	20.8%
Integrated Healthcare Services	280.5	234.5	18.1	9.0	6.5	3.8
Total segment	1,030.0	1,005.3	175.1	169.6	17.0%	16.9%
General corporate and unallocated expenses			(26.6)	(27.3)
Restructuring costs			(5.3)	(1.0)
Consolidated	$1,030.0	$1,005.3	$143.2	$141.3

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of share-based compensation and expenses for corporate office functions such as senior leadership, finance, human resources, information technology, or IT, facilities and legal. We do not allocate restructuring charges to our segments.

Product Development

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in millions)
Service revenues	$749.5	$770.8	$(21.3)	(2.8)%
Costs of revenue, service costs	437.4	450.5	(13.1)	(2.9)
as a percentage of service revenues	58.4%	58.4%
Selling, general and administrative	155.1	159.7	(4.6)	(2.9)
as a percentage of service revenues	20.7%	20.8%
Segment income from operations	$157.0	$160.6	$(3.6)	(2.3)%
as a percentage of service revenues	20.9%	20.8%

Service Revenues

Product Development’s service revenues were $749.5 million in the first quarter of 2015, a decrease of $21.3 million, or 2.8%, over the same period in 2014. This decrease was comprised of a negative impact of approximately $36.2 million from the effects of foreign currency fluctuations partially offset by constant currency service revenue growth of $14.9 million, or 1.9%. The constant currency service revenue growth was primarily a result of a volume-related increase of $21.2 million from clinical solutions and services, which was partially offset by a decrease of $6.3 million from advisory services.

The volume-related service revenue growth from clinical solutions and services was related to an increase in clinical solutions provided on a functional resource basis, clinical trial support services, core clinical services in Asia and Japan, and global laboratories services. This growth was due largely to execution on the higher backlog in place as we entered the quarter. Lower revenues from advisory services were primarily due to lower revenues on projects related to regulatory compliance remediation.

Constant currency service revenue growth in the first quarter of 2015 was negatively impacted by cancellations from 2014. The impact of these cancellations is expected to continue into the second quarter of 2015 and be mitigated over the second half of 2015 as new projects from recent net new business begin their ramp up from the project start-up phase into phases of the project that include higher revenue generating activities.

Costs of Revenue, Service Costs

Product Development’s service costs decreased approximately $13.1 million in the first quarter of 2015 over the same period in 2014. This decrease included $32.5 million from the positive effects of foreign currency fluctuations, partially offset by a constant currency increase of $19.4 million, or 4.3%. The constant currency service costs growth was due to an increase in compensation and related expenses resulting from an increase in billable headcount as a result of the ramp up of new projects resulting from recent net new business, which is expected to continue over the remainder of the year, as well as annual merit increases. These increases in service costs were partially offset by efficiencies gained from restructuring activities taken in prior years and less cost incurred under our incentive compensation plans.

Selling, General and Administrative

As a percent of service revenues, Product Development’s selling, general and administrative expenses were 20.7% and 20.8% in the first quarter of 2015 and 2014, respectively. Product Development’s selling, general and administrative expenses decreased approximately $4.6 million, or 2.9%, in the first quarter of 2015 as compared to the same period in 2014. This decrease was primarily caused by a reduction of $9.3 million from the positive effects of foreign currency fluctuations and less cost incurred under our incentive compensation plans. These declines were partially offset by increases in compensation and related expenses resulting from annual merit increases and an increase in headcount.

Integrated Healthcare Services

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in millions)
Service revenues	$280.5	$234.5	$46.0	19.6%
Costs of revenue, service costs	224.4	193.2	31.2	16.1
as a percentage of service revenues	80.0%	82.4%
Selling, general and administrative	38.0	32.3	5.7	17.5
as a percentage of service revenues	13.5%	13.8%
Segment income from operations	$18.1	$9.0	$9.1	102.5%
as a percentage of service revenues	6.5%	3.8%

Service Revenues

Integrated Healthcare Services’ service revenues were $280.5 million in the first quarter of 2015, an increase of $46.0 million, or 19.6%, over the same period in 2014. This increase was comprised of constant currency service revenue growth of $68.8 million, or 29.3%, partially offset by a negative impact of approximately $22.8 million due to the effects of foreign currency fluctuations. The increase in constant currency service revenues was driven by $19.4 million from the Encore acquisition and an increase in commercial services in North America and Japan, as well as growth in real-world and late phase research services. These increases were partially offset by a decline in Europe due to lower revenue from an agreement to distribute pharmaceutical products in Italy that ended in the fourth quarter of 2014, as well as lower commercial services revenues.

Costs of Revenue, Service Costs

Integrated Healthcare Services’ service costs increased approximately $31.2 million in the first quarter of 2015. This increase was comprised of a $49.2 million constant currency increase, or 25.4%, partially offset by a reduction of $18.0 million from the positive effects of foreign currency fluctuations. The constant currency increase was primarily due to the impact from the Encore acquisition and increases in compensation and related expenses resulting from an increase in billable headcount needed to support the higher volume of revenue and annual merit increases. These increases in compensation and related expenses were partially offset by a decline in other expenses directly related to the agreement to distribute pharmaceutical products in Italy, which ended in the fourth quarter of 2014.

Selling, General and Administrative

Integrated Healthcare Services’ selling, general and administrative expenses increased approximately $5.7 million, or 17.5%, in the first quarter of 2015 as compared to the same period in 2014. This increase was primarily caused by the impact from the Encore acquisition and higher compensation and related expenses. These increases were partially offset by a reduction of $2.4 million from the positive effects of foreign currency fluctuations.

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

We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which those funds can be accessed on a cost effective basis. The repatriation of cash balances from certain of our subsidiaries could have adverse income tax consequences. The earnings of most of our foreign subsidiaries are considered indefinitely reinvested outside the United States, which limits our ability to repatriate cash from our foreign subsidiaries for the foreseeable future.

We had a cash balance of $779.1 million at March 31, 2015 ($232.0 million of which was in the United States), a decrease from $867.4 million at December 31, 2014.

On October 30, 2013, our Board approved an equity repurchase program, or the Repurchase Program, authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. In April 2015, our Board increased the Repurchase Program by $300 million. We have approximately $360 million available under the Repurchase Program. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options and it can be modified, suspended or discontinued at any time. Repurchases of vested in-the-money employee stock options were made through transactions between us and our employees (other than our executive officers, who were not eligible to participate in the program) and this aspect of the Repurchase Program expired in November 2013. The Repurchase Program for common stock does not have an end date. Additional information regarding the Repurchase Program is presented in Part II, Item 2 “Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” of this Quarterly Report on Form 10-Q.

Based on our current operating plan, we believe that our available cash and cash equivalents, future cash flows from operations and our ability to access funds under our revolving credit and receivables financing facilities will enable us to fund our operating requirements and capital expenditures and meet debt obligations for at least the next 12 months. We regularly evaluate our debt arrangements, as well as market conditions, and we are exploring opportunities to refinance our existing debt arrangements. We may use our existing cash, cash generated from operations or dispositions of assets or businesses and/or proceeds from any new financing arrangements or issuances of debt or equity securities to repay or reduce some of our outstanding obligations, to repurchase shares from our shareholders or for other purposes. As part of our ongoing business strategy, we also are continually evaluating new acquisition, expansion and investment possibilities or other strategic growth opportunities, as well as potential dispositions of assets or businesses, as appropriate, including dispositions that may cause us to recognize a loss on certain assets. Should we elect to pursue any such transaction, we may seek to obtain debt or equity financing to facilitate those activities. Our ability to enter into any such potential transactions and our use of cash or proceeds is limited to varying degrees by the terms and restrictions contained in our senior secured credit facilities. We cannot provide assurances that we will be able to complete any such financing arrangements or other transactions on favorable terms or at all.

Long-Term Debt

As of March 31, 2015, we had $2.3 billion of total indebtedness. Additionally, our senior secured credit agreement provides for a $400 million revolving credit facility. There were no amounts drawn on this revolving credit facility in the first quarter of 2015. Our long-term debt arrangements contain usual and customary restrictive covenants, and as of March 31, 2015, we believe we were in compliance with these covenants.

See “Management’s Discussion and Analysis – Liquidity and Capital Resources” and Note 10 to our audited consolidated financial statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, for additional details regarding our credit arrangements.

Three months ended March 31, 2015 and 2014

Cash Flow from Operating Activities

	Three months ended March 31,
	2015	2014
	(in millions)
Net cash used in operating activities	$(64.3)	$(28.4)

Cash used in operating activities increased by $35.9 million to $64.3 million during the first three months of 2015, as compared to $28.4 million in the same period in 2014. The increase in cash used in operating activities reflects a decrease in net income, higher payments for income taxes ($15.5 million), and higher cash used in days sales outstanding, or DSO, ($12.4 million) in the first three months of 2015 as compared to the same period in 2014. DSO can shift significantly at each reporting period depending on the timing of cash receipts under contractual payment terms relative to the recognition of revenue over a project lifecycle.

Cash Flow from Investing Activities

	Three months ended March 31,
	2015	2014
	(in millions)
Net cash used in investing activities	$(18.3)	$(14.0)

Cash used in investing activities increased by $4.3 million during the first three months of 2015 as compared to the same period in 2014. This increase in the use of cash in the first three months of 2015 was primarily related to a decline in cash proceeds from the sale of third-party equity securities.

Cash Flow from Financing Activities

	Three months ended March 31,
	2015	2015
	(in millions)
Net cash provided by financing activities	$26.3	$3.0

Net cash provided by financing activities increased by $23.3 million to $26.3 million during the first three months of 2015, as compared to $3.0 million in the same period in 2014. The increase in cash provided by financing activities in the first three months of 2015 was primarily related to higher cash from stock issued under employee stock purchase and option plans ($12.6 million), an increase in the excess tax benefits on stock option exercises ($3.3 million), and less cash used related to stock option repurchases ($8.4 million).

Net New Business Reporting and Backlog

Net new business is the value of services awarded during the period from projects under signed contracts, letters of intent and, in some cases, pre-contract commitments, which are supported by written communications and adjusted for contracts that were modified or canceled during the period. Consistent with our methodology for calculating net new business during a particular period, backlog represents, at a particular point in time, future service revenues from work not yet completed or performed under signed contracts, letters of intent and, in some cases, pre-contract commitments that are supported by written communications. Once work begins on a project, service revenues are recognized over the duration of the project. Historically, net new business and backlog denominated in foreign currencies was valued each month throughout the year using foreign exchange rates that were in effect at the beginning of each fiscal year. Beginning with the first quarter of 2015, net new business and backlog denominated in foreign currencies is valued each month using the actual average foreign exchange rates in effect during the month. The application of this new approach to value foreign currency denominated net new business and backlog would not have had a significant impact to any prior period’s reported amounts, therefore historical amounts have not been restated to reflect this change in methodology. Included within backlog at March 31, 2015 is approximately $7,534 million of backlog that we do not expect to generate revenue in the next 12 months.

Backlog was as follows:

	March 31, 2015	December 31, 2014
	(in millions)
Backlog	$11,064	$11,244

Net new business was as follows:

	Three months ended March 31,
	2015	2014
	(in millions)
Net new business	$1,346	$1,274

Contractual Obligations and Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Application of Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no significant changes from the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

The following table summarizes the equity Repurchase Program activity for the three months ended March 31, 2015 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except share and per share data)
January 1, 2015 – January 31, 2015	—	$—	—	$59,486
February 1, 2015 – February 28, 2015	—	$—	—	$59,486
March 1, 2015 – March 31, 2015	—	$—	—	$59,486
	—		—

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Durham, State of North Carolina, on April 29, 2015.

QUINTILES TRANSNATIONAL HOLDINGS INC.

/s/ Kevin K. Gordon
Kevin K. Gordon Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

4.1	Amendment No. 1, dated February 5, 2015, to Second Amended and Restated Registration Rights Agreement, dated May 14, 2013, among Quintiles Transnational Holdings Inc. and the shareholders identified therein.		8-K	001-35907	4.1	February 6, 2015

10.1	Amended and Restated Shareholders Agreement, dated February 5, 2015, among Quintiles Transnational Holdings Inc. and the shareholders identified therein.		8-K	001-35907	10.1	February 6, 2015

10.2	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan after February 2015.		10-K	001-35907	10.34	February 12, 2015

10.3	Form of Award Agreement Awarding Performance Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		10-K	001-35907	10.35	February 12, 2015

10.4	Description of Independent Director Compensation, effective February 5, 2015.		8-K	001-35907	10.2	February 6, 2015

10.5	Quintiles Transnational Corp. Elective Deferred Compensation Plan, as amended and restated.	X

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

		X