Form 10-Q
period 2015-06-30
Quintiles Transnational Holdings Inc.
filed 2015-07-29
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	122,706,672 shares outstanding as of July 22, 2015

QUINTILES TRANSNATIONAL HOLDINGS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Service revenues	$1,074,366	$1,035,476	$2,104,340	$2,040,764
Reimbursed expenses	369,161	305,554	686,780	608,112
Total revenues	1,443,527	1,341,030	2,791,120	2,648,876
Costs of revenue, service costs	683,845	674,514	1,345,672	1,318,236
Costs of revenue, reimbursed expenses	369,161	305,554	686,780	608,112
Selling, general and administrative	225,898	219,014	445,504	438,256
Restructuring costs	6,234	948	11,558	1,956
Income from operations	158,389	141,000	301,606	282,316
Interest income	(1,459)	(994)	(2,329)	(2,249)
Interest expense	25,487	24,799	50,827	49,502
Loss on extinguishment of debt	7,780	—	7,780	—
Other expense (income), net	11,659	3,056	8,798	(1,788)
Income before income taxes and equity in earnings of unconsolidated affiliates	114,922	114,139	236,530	236,851
Income tax expense	31,700	32,400	67,788	69,789
Income before equity in earnings of unconsolidated affiliates	83,222	81,739	168,742	167,062
Equity in earnings of unconsolidated affiliates	1,725	3,371	2,636	8,262
Net income	84,947	85,110	171,378	175,324
Net loss (income) attributable to noncontrolling interests	4	10	(29)	(21)
Net income attributable to Quintiles Transnational Holdings Inc.	$84,951	$85,120	$171,349	$175,303
Earnings per share attributable to common shareholders:
Basic	$0.69	$0.66	$1.38	$1.35
Diluted	$0.67	$0.64	$1.35	$1.32
Weighted average common shares outstanding:
Basic	123,834	128,979	124,169	129,439
Diluted	126,536	132,042	126,995	132,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$84,947	$85,110	$171,378	$175,324
Unrealized gains (losses) on marketable securities, net of income taxes of $9, ($1,498), ($95) and ($290)	14	(2,393)	(151)	(463)
Unrealized gains (losses) on derivative instruments, net of income taxes of $327, $17, ($713) and ($108)	3,444	928	(220)	1,250
Foreign currency translation, net of income taxes of $146, $0, ($2,665) and $0	13,007	3,861	(17,005)	4,164
Reclassification adjustments:
Gains on marketable securities included in net income, net of income taxes of ($1,927)	—	—	—	(3,077)
Losses on derivative instruments included in net income, net of income taxes of $1,590, $736, $3,246 and $1,530	3,502	121	7,338	496
Amortization of prior service costs and losses included in net income, net of income taxes of $85, $72, $168 and $144	147	121	287	241
Comprehensive income	105,061	87,748	161,627	177,935
Comprehensive loss (income) attributable to noncontrolling interests	1	9	(29)	(12)
Comprehensive income attributable to Quintiles Transnational Holdings Inc.	$105,062	$87,757	$161,598	$177,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)	(Note 1)
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$803,615	$867,358
Restricted cash	3,146	2,882
Trade accounts receivable and unbilled services, net	1,089,439	975,255
Prepaid expenses	57,454	44,628
Deferred income taxes	115,962	118,515
Income taxes receivable	64,550	45,357
Other current assets and receivables	85,676	92,088
Total current assets	2,219,842	2,146,083
Property and equipment, net	176,773	190,297
Investments in debt, equity and other securities	34,258	34,503
Investments in and advances to unconsolidated affiliates	37,445	31,508
Goodwill	463,610	464,434
Other identifiable intangibles, net	263,217	280,243
Deferred income taxes	34,694	35,972
Deposits and other assets	111,945	112,913
Total assets	$3,341,784	$3,295,953
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$758,407	$842,387
Unearned income	502,477	543,305
Income taxes payable	32,662	55,694
Current portion of long-term debt and obligations held under capital leases	48,510	826
Other current liabilities	11,752	29,688
Total current liabilities	1,353,808	1,471,900
Long-term debt and obligations held under capital leases, less current portion	2,440,972	2,282,612
Deferred income taxes	57,925	61,797
Other liabilities	190,757	183,656
Total liabilities	4,043,462	3,999,965
Commitments and contingencies
Shareholders’ deficit:
Common stock and additional paid-in capital, 300,000 shares authorized, $0.01 par value, 122,644 and 124,129 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	28,520	143,828
Accumulated deficit	(661,434)	(788,798)
Accumulated other comprehensive loss	(68,842)	(59,091)
Deficit attributable to Quintiles Transnational Holdings Inc.’s shareholders	(701,756)	(704,061)
Noncontrolling interests	78	49
Total shareholders’ deficit	(701,678)	(704,012)
Total liabilities and shareholders’ deficit	$3,341,784	$3,295,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Operating activities:
Net income	$171,378	$175,324
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	60,340	58,933
Amortization of debt issuance costs and discount	5,800	3,191
Amortization of accumulated other comprehensive loss on terminated interest rate swaps	1,651	—
Share-based compensation	20,321	15,601
Earnings from unconsolidated affiliates	(2,603)	(8,239)
Loss (gain) on investments, net	5	(5,114)
Benefit from deferred income taxes	(375)	(1,173)
Excess income tax benefits from share-based award activities	(29,565)	(8,613)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(177,494)	(61,568)
Change in other operating assets and liabilities	(63,028)	(129,645)
Net cash (used in) provided by operating activities	(13,570)	38,697
Investing activities:
Acquisition of property, equipment and software	(31,924)	(35,832)
Proceeds from sale of equity securities	—	5,861
Investments in and advances to unconsolidated affiliates, net of payments received	(3,431)	(2,336)
Termination of interest rate swaps	(10,981)	—
Other	870	(701)
Net cash used in investing activities	(45,466)	(33,008)
Financing activities:
Proceeds from issuance of debt	2,248,500	—
Payment of debt issuance costs	(21,857)	—
Repayment of debt and principal payments on capital lease obligations	(2,035,051)	(466)
Stock issued under employee stock purchase and option plans	45,308	11,313
Repurchase of common stock	(250,000)	(165,131)
Payroll taxes remitted on repurchase of stock options	—	(8,415)
Excess income tax benefits from share-based award activities	29,565	8,613
Net cash provided by (used in) financing activities	16,465	(154,086)
Effect of foreign currency exchange rate changes on cash	(21,172)	6,722
Decrease in cash and cash equivalents	(63,743)	(141,675)
Cash and cash equivalents at beginning of period	867,358	778,143
Cash and cash equivalents at end of period	$803,615	$636,468

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

Reclassifications

Certain immaterial prior period amounts have been reclassified to conform to current presentation including the reclassification of debt issuance costs related to non-revolving debt from deposits and other assets to a direct reduction to the carrying amount of the long-term debt on the balance sheet. These changes had no effect on previously reported total revenues, net income, comprehensive income, shareholders’ deficit or cash flows.

Recently Issued Accounting Standards

In February 2015, the United States Financial Accounting Standards Board (“FASB”) issued new accounting guidance which changes the analysis in determining whether an entity is considered a variable interest entity (“VIE”) and the identification of the primary beneficiary of the VIE to determine whether the VIE should be included in an entity’s consolidated financial statements. The Company will adopt the new accounting guidance on January 1, 2016, as required. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board issued a converged standard on the recognition of revenue from contracts with customers. The objective of the new standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will require expanded disclosures on revenue recognition and changes in assets and liabilities that result from contracts with customers. Companies have an option to use either a retrospective approach or a cumulative effect adjustment approach to implement the new guidance. The new standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, the date of adoption, and the transition approach to implement the new guidance.

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

2. Employee Stock Compensation

The Company granted the following share-based awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	53,200	335,100	976,900	1,359,600
Stock appreciation rights	—	—	176,200	176,800
Restricted stock units	10,389	36,500	237,210	36,500
Performance units	—	—	51,977	—

The Company had the following share-based awards outstanding:

	June 30, 2015	December 31, 2014
Stock options	7,548,947	9,124,954
Stock appreciation rights	557,513	418,801
Restricted stock units	328,611	93,667
Performance units	51,977	—

The Company used the following assumptions when estimating the value of the share-based compensation for stock options and stock appreciation rights issued as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected volatility	28 – 37%	31 – 43%	28 – 41%	31 – 43%
Weighted average expected volatility	31%	37%	35%	37%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	3.7 – 6.7	3.7 – 6.7	3.7 – 6.7	3.7 – 6.7
Risk-free interest rate	1.16 – 2.00%	1.15 – 2.13%	1.06 – 2.00%	0.99 – 2.21%

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

In November 2013, the Company’s Board of Directors (the “Board”) approved an Employee Stock Purchase Plan (“ESPP”) which was approved by the Company’s shareholders in May 2014. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary to be applied toward the purchase of full shares of the Company’s common stock on the last day of the offering period. Offering periods under the ESPP are six months in duration. The first two offering periods for the ESPP began March 1, 2014 and September 1, 2014, respectively. In November 2014, the ESPP was amended to change the start of the offering periods to begin on April 1 and October 1 of each year, beginning April 1, 2015. Participating employees purchase shares on the last day of each offering period at a discount of 15% of the closing price of the common stock on such date as reported on the New York Stock Exchange. During the six months ended June 30, 2015, the Company issued 38,449 shares of common stock for purchases under the ESPP.

The Company recognized share-based compensation expense of $10.7 million and $8.4 million during the three months ended June 30, 2015 and 2014, respectively, and $20.3 million and $15.6 million during the six months ended June 30, 2015 and 2014, respectively.

3. Concentration of Credit Risk

No customer accounted for 10% or more of consolidated service revenues for the three and six months ended June 30, 2015 or 2014.

4. Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Trade:
Billed	$506,239	$444,941
Unbilled services	584,851	532,312
	1,091,090	977,253
Allowance for doubtful accounts	(1,651)	(1,998)
	$1,089,439	$975,255

5. Goodwill

The following is a summary of goodwill by segment for the six months ended June 30, 2015 (in thousands):

		Integrated
	Product	Healthcare
	Development	Services	Consolidated
Balance as of December 31, 2014	$346,608	$117,826	$464,434
Impact of foreign currency fluctuations and other	(257)	(567)	(824)
Balance as of June 30, 2015	$346,351	$117,259	$463,610

6. Derivatives

As of June 30, 2015, the Company held the following derivative positions: (i) forward exchange contracts to protect against foreign exchange movements for certain forecasted foreign currency cash flows related to service contracts and (ii) interest rate swaps to hedge the exposure to variability in interest payments on variable interest rate debt. The Company does not use derivative financial instruments for speculative or trading purposes.

As of June 30, 2015, the Company had 15 open foreign exchange forward contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2015 and the first three months of 2016 with notional amounts totaling $100.6 million. These contracts were executed to hedge the risk of the potential volatility in the cash flows resulting from fluctuations in currency exchange rates during the remainder of 2015 and the first three months of 2016. These transactions are accounted for as cash flow hedges, as such, the effective portion of the gain or loss on the contracts is recorded as unrealized gains (losses) on derivatives included in the accumulated other comprehensive income (loss) (“AOCI”) component of shareholders’ deficit. These hedges are highly effective. Upon expiration of the hedge instruments in 2015 and the first three months of 2016, the Company will reclassify the unrealized holding gains and losses on the derivative instruments included in AOCI into earnings.

On June 9, 2011, the Company entered into six interest rate swaps which expired between September 30, 2013 and March 31, 2016 in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. During May 2015, in conjunction with the debt refinancing described in Note 8, the Company terminated the remaining open interest rate swaps for a cash payment to the counterparty of $12.4 million which included $1.4 million of accrued interest. Since the hedged forecasted cash transactions continue to be probable of occurring, the accumulated loss ($9.3 million at June 30, 2015) related to the terminated interest rate swaps in AOCI will be reclassified to earnings as a component of interest expense in the same periods as the hedged forecasted transactions occur over the next nine months.

On June 3, 2015, the Company entered into seven forward starting interest rate swaps with a notional value of $440.0 million in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. Interest on the swaps begins to accrue on June 30, 2016 and the interest rate swaps expire between March 31, 2017 and March 31, 2020. The critical terms of the interest rate swaps were substantially the same as those of the Company’s senior secured credit facilities, including quarterly interest settlements. These interest rate swaps are being accounted for as cash flow hedges as these transactions were executed to hedge the Company’s interest payments, and these hedges are deemed to be highly effective. As such, changes in the fair value of these derivative instruments are recorded as unrealized gains (losses) on derivatives included in AOCI. The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparty, which, when they occur, are reflected as interest expense on the condensed consolidated statements of income. These payments, together with the variable rate of interest incurred on the underlying debt, result in a fixed rate of interest of 2.1% plus the applicable margin on the affected borrowings. These interest rate swaps in conjunction with the Company’s Senior Notes, as defined below, will result in a debt mix of approximately 50% fixed rate debt and 50% variable rate debt. The Company does not expect to recognize any gains or losses from the interest rate swaps in its income during the next 12 months.

The fair values of the Company’s derivative instruments designated as hedging instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table (in thousands):

	Balance Sheet Classification	June 30, 2015	December 31, 2014
Foreign exchange forward contracts	Other current assets	$2,325	$—
Foreign exchange forward contracts	Other current liabilities	$571	$4,635
Interest rate swaps	Other current liabilities	$1,832	$14,424

The effect of the Company’s cash flow hedging instruments on other comprehensive income (loss) is summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign exchange forward contracts	$8,078	$(335)	$6,389	$(1,144)
Interest rate swaps	785	2,137	3,262	4,312
Total	$8,863	$1,802	$9,651	$3,168

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of June 30, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Marketable equity securities	$585	$—	$—	$585
Foreign exchange forward contracts	—	2,325	—	2,325
Total	$585	$2,325	$—	$2,910
Liabilities:
Foreign exchange forward contracts	$—	$571	$—	$571
Interest rate swaps	—	1,832	—	1,832
Contingent consideration	—	—	7,338	7,338
Total	$—	$2,403	$7,338	$9,741

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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended June 30 (in thousands):

	Contingent Consideration – Accounts Payable and Accrued Expenses and Other Liabilities
	2015	2014
Balance as of January 1	$1,452	$13,014
Revaluations included in earnings	5,886	186
Balance as of June 30	$7,338	$13,200

The revaluations for the contingent consideration are recognized in other expense (income), net on the accompanying condensed consolidated statements of income.

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

As of June 30, 2015, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $797.9 million were identified as Level 3. These assets are comprised of cost and equity method investments of $71.1 million, goodwill of $463.6 million and other identifiable intangibles, net of $263.2 million.

The Company has unfunded cash commitments totaling approximately $41.6 million related to its cost and equity method investments as of June 30, 2015.

8. Credit Arrangements

The following is a summary of the Company’s revolving credit facilities at June 30, 2015:

Facility	Interest Rates
$500.0 million (first lien revolving credit facility)	London Interbank Offer Rate (“LIBOR”) (0.28% at June 30, 2015) plus 1.75%
$25.0 million (receivables financing facility)	LIBOR Market Index Rate (0.19% at June 30, 2015) plus 0.85% to 1.35% depending upon the Company’s debt rating
£10.0 million (approximately $15.7 million) general banking facility with a European headquartered bank	Bank’s base rate (0.5% at June 30, 2015) plus 1%

The Company did not have any outstanding borrowings under any of the revolving credit facilities at June 30, 2015 or December 31, 2014. At June 30, 2015, there were bank guarantees totaling approximately £3.8 million (approximately $6.0 million) issued against the availability of the general banking facility with a European-headquartered bank through its operations in the United Kingdom.

Long-term debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014
4.875% Senior Notes due 2023	$800,000	$—
Term Loan A due 2020 (LIBOR plus 1.75%, or 2.03% at June 30, 2015)	850,000	—
Term Loan B due 2022 (the greater of LIBOR or 0.75% plus 2.50%, or 3.25% at June 30, 2015)	600,000	—
Term Loan B-3 due 2018 (the greater of three month LIBOR or 1.25% plus 2.50%, or 3.75% at December 31, 2014)	—	2,030,606
Receivables financing facility due 2018 (LIBOR 0.19% plus 1.05%, or 1.24% at June 30, 2015)	275,000	275,000
	2,525,000	2,305,606
Less: unamortized discount	(26,072)	(12,379)
Less: unamortized debt issuance costs	(9,469)	(9,879)
Less: current portion	(48,500)	(750)
	$2,440,959	$2,282,598

Contractual maturities of long-term debt at June 30, 2015 are as follows (in thousands):

2015	$24,250
2016	48,500
2017	48,500
2018	323,500
2019	48,500
2020	664,750
Thereafter	1,367,000
$2,525,000

The estimated fair value of the Company’s long-term debt approximates its carrying value as of June 30, 2015 and December 31, 2014. The estimated fair value of the long-term debt is primarily based on rates in which the debt is traded among banks.

Refinancing Transaction

On May 12, 2015, Quintiles Transnational Corp. (“Quintiles Transnational”), a wholly-owned subsidiary of the Company, entered into new senior secured credit facilities (the “New Facilities”) totaling $1.95 billion. The New Facilities consist of a five-year $500.0 million revolving credit facility (the “New Revolver”) and $1.45 billion of term loans ($850 million in Term Loan A due 2020 (“Term Loan A”) and $600 million in Term Loan B due in 2022 (“Term Loan B”)). In addition, Quintiles Transnational issued $800 million of 4.875% senior unsecured notes due 2023 (the “Senior Notes”) in a private placement. The New Facilities and the Senior Notes are referred to collectively as the “New Debt.”

Annual maturities on the Term Loan A and the Term Loan B are 5% and 1%, respectively, of the respective original principal amount with the remaining balance to be repaid on their respective maturity dates. Beginning with the fiscal year ending December 31, 2016, the Company will be required to make mandatory repayments on Term Loan A and Term Loan B of 50% of excess cash flow (as defined in the credit agreement covering the New Facilities, subject to a reduction to 25% or 0% depending upon the Company’s leverage ratio). Mandatory repayments will be allocated pro rata between Term Loan A and Term Loan B (subject to increases in the amount of Term Loan A repayments with amounts declined by Term Loan B lenders), and applied, first, to reduce the next eight quarterly amortization installments in direct order of maturity, and, second, to reduce all remaining amortization installments pro rata. The Company will also be required to make mandatory repayments with 100% of the net cash proceeds of certain asset dispositions, subject to thresholds and reinvestment rights. The new senior secured credit facilities arrangements are collateralized by substantially all of the assets of Quintiles Transnational and the assets of Quintiles Transnational’s domestic subsidiaries including 100% of the equity interests of substantially all of Quintiles Transnational’s domestic subsidiaries and 65% of the equity interests of substantially all of the first-tier foreign subsidiaries of Quintiles Transnational and its domestic subsidiaries.

Interest on the Senior Notes is paid semiannually on May 15 and November 15 (beginning November 15, 2015) of each year until maturity. The Senior Notes are unsecured senior obligations of Quintiles Transnational and are effectively subordinated in right of payment to all secured obligations of Quintiles Transnational, to the extent of the value of any collateral.

The Company used the proceeds from the New Debt (i) to repay the then-outstanding Term Loan B-3 which was due in 2018, (ii) to pay related fees and expenses including $11.0 million of breakage fees associated with the terminated interest rate swaps discussed further in Note 6, and iii) for general corporate purposes including the share repurchase discussed further in Note 9.

In connection with this refinancing transaction, in the second quarter of 2015 the Company recognized a $7.8 million loss on extinguishment of debt which included $1.1 million of unamortized debt issuance costs, $1.3 million of unamortized discount and $5.4 million of related fees and expenses.

Debt Covenants

The Company’s long-term debt agreements contain usual and customary restrictive covenants that, among other things, place limitations on its ability to declare dividends and make other restricted payments; prepay, redeem or purchase debt; incur liens; make loans and investments; incur additional indebtedness; amend or otherwise alter debt and other material documents; engage in mergers, acquisitions and asset sales; transact with affiliates; and engage in businesses that are not related to the Company’s existing business. In the six months ended June 30, 2015, the Company was in compliance with its debt covenants.

9. Shareholders’ Deficit

Equity Repurchase Program

On October 30, 2013, the Company’s Board of Directors (the “Board”) approved an equity repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $125.0 million of either the Company’s common stock or vested in-the-money employee stock options, or a combination thereof. In April 2015, the Board increased the share repurchase authorization under the Repurchase Program by $300.0 million. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it could be modified, suspended or discontinued at any time. The Repurchase Program for vested in-the-money employee stock options expired in November 2013. The Repurchase Program for common stock does not have an end date.

On May 19, 2015, the Company completed the repurchase of 3,855,050 shares of its common stock for $64.85 per share for an aggregate purchase price of approximately $250.0 million. As of June 30, 2015, the Company has remaining authorization under the Repurchase Program to repurchase up to $109.5 million of its common stock.

10. Restructuring

In February 2015, the Board approved a restructuring plan for approximately $30.0 million to align the Company’s resources and reduce overcapacity in certain roles. These actions are expected to occur throughout 2015 and 2016, and are expected to consist of severance, facility closure and other exit-related costs. Since February 2015, the Company has recognized approximately $8.1 million, $2.5 million and $396,000 of restructuring costs related to this plan for activities in the Product Development segment, Integrated Healthcare Services segment and corporate activities, respectively. To date, all of the restructuring costs are related to severance costs. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures reviewed by management.

The following amounts were recorded for the February 2015 restructuring plan and the restructuring plans initiated in prior years (in thousands):

	Severance and Related Costs	Exit Costs	Total
Balance at December 31, 2014	$5,478	$605	$6,083
Expense, net of reversals	10,664	894	11,558
Adjustment for deferred rent	—	594	594
Payments	(10,354)	(471)	(10,825)
Foreign currency translation	(57)	—	(57)
Balance at June 30, 2015	$5,731	$1,622	$7,353

The Company expects the majority of the restructuring accruals at June 30, 2015 will be paid in 2015.

11. Employee Benefit Plans

Defined Benefit Plans

The following table summarizes the components of pension expense related to the Company’s defined benefit plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$4,251	$3,391	$7,865	$6,678
Interest cost	866	1,003	1,733	1,990
Expected return on plan assets	(861)	(942)	(1,714)	(1,870)
Amortization of prior service costs	—	20	—	40
Amortization of actuarial losses	232	173	455	345
	$4,488	$3,645	$8,339	$7,183

Other

As of June 30, 2015 and December 31, 2014, the Company had a severance accrual included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets of $4.1 million and $6.3 million, respectively. The Company recognizes obligations associated with severance related to contractual termination benefits at fair value on the date that it is probable that the affected employees will be entitled to the benefit and the amount can reasonably be estimated. The severance accrual is related to cost reduction programs that will result in severance for approximately 270 positions, which are expected to lower operating costs and improve profitability. During the first six months of 2015, the Company recognized approximately $607,000 of net reversals related to these cost reduction programs, primarily as a result of affected individuals transferring into other positions within the Company. Of the $607,000 decrease from net reversals recognized for these cost reduction programs, approximately $581,000 and $26,000 were related to activities in the Product Development segment and Integrated Healthcare Services segment, respectively. The Company expects the majority of the severance accrual at June 30, 2015 will be paid in 2015.

The following amounts were recorded for the severance associated with cost reduction programs (in thousands):

Balance at December 31, 2014	$6,274
Expense, net of reversals	(607)
Payments	(1,510)
Foreign currency translation	(21)
Balance at June 30, 2015	$4,136

12. Comprehensive Income

Below is a summary of the components of AOCI (in thousands):

	Foreign Currency Translation	Marketable Securities	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2014	$(55,740)	$(272)	$(19,059)	$(14,519)	$30,499	$(59,091)
Other comprehensive (loss) income before reclassifications	(19,670)	(246)	(933)	—	3,473	(17,376)
Reclassification adjustments	—	—	10,584	455	(3,414)	7,625
Balance at June 30, 2015	$(75,410)	$(518)	$(9,408)	$(14,064)	$30,558	$(68,842)

Below is a summary of the (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item (in thousands):

Reclassification Adjustments	Affected Financial Statement Line Item	Three months ended June 30,		Six months ended June 30,
		2015	2014	2015	2014
Marketable securities	Other (income) expense, net	$—	$—	$—	$(5,004)
Total before income taxes		—	—	—	(5,004)
Income tax expense		—	—	—	(1,927)
Total net of income taxes		$—	$—	$—	$(3,077)
Derivative instruments:
Interest rate swaps	Interest expense	$3,090	$3,115	$6,103	$6,195
Foreign exchange forward contracts	Service revenues	2,002	(2,258)	4,481	(4,169)
Total before income taxes		5,092	857	10,584	2,026
Income tax benefit		1,590	736	3,246	1,530
Total net of income taxes		$3,502	$121	$7,338	$496
Defined benefit plans:
Amortization of prior service costs	See Note 11	$—	$20	$—	$40
Amortization of actuarial losses	See Note 11	232	173	455	345
Total before income taxes		232	193	455	385
Income tax benefit		85	72	168	144
Total net of income taxes		$147	$121	$287	$241

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service revenues
Product Development	$786,397	$781,187	$1,535,926	$1,552,015
Integrated Healthcare Services	287,969	254,289	568,414	488,749
Total service revenues	1,074,366	1,035,476	2,104,340	2,040,764
Costs of revenue, service costs
Product Development	453,450	465,278	890,872	915,761
Integrated Healthcare Services	230,395	209,236	454,800	402,475
Total costs of revenue, service costs	683,845	674,514	1,345,672	1,318,236
Selling, general and administrative
Product Development	156,777	157,552	311,885	317,237
Integrated Healthcare Services	38,845	33,346	76,767	65,622
General corporate and unallocated	30,276	28,116	56,852	55,397
Total selling, general and administrative	225,898	219,014	445,504	438,256
Income from operations
Product Development	176,170	158,357	333,169	319,017
Integrated Healthcare Services	18,729	11,707	36,847	20,652
General corporate and unallocated	(30,276)	(28,116)	(56,852)	(55,397)
Restructuring costs	(6,234)	(948)	(11,558)	(1,956)
Total income from operations	$158,389	$141,000	$301,606	$282,316

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation and amortization expense
Product Development	$23,553	$23,791	$47,429	$46,761
Integrated Healthcare Services	5,171	4,854	10,379	9,745
General corporate and unallocated	1,287	1,200	2,532	2,427
Total depreciation and amortization expense	$30,011	$29,845	$60,340	$58,933

14. Earnings Per Share

The following table shows the weighted average number of outstanding share-based awards not included in the computation of diluted earnings per share as the effect of including such share-based awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average shares subject to anti-dilutive share-based awards	1,182	1,598	1,112	1,182

Share-based awards will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds.

15. Subsequent Event

On July 1, 2015, the Company and Quest Diagnostics Incorporated (“Quest”) closed on a joint venture transaction that will combine their respective clinical trials laboratory operations in which the Company owns 60% and Quest owns 40%. The Company believes the combined capabilities will provide customers with globally scaled end-to-end clinical trials laboratory services.

The Company will account for the transaction as a business combination and will consolidate the new legal entities in its financial statements with a non-controlling interest for the portion owned by Quest. The Company has not completed the detailed valuations necessary to determine, and therefore is not yet able to disclose, the estimated fair value of the assets acquired, the liabilities assumed and the non-controlling interests.

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

On July 1, 2015, we combined our global clinical trials laboratories business with the clinical trials laboratory operations of Quest Diagnostics Incorporated, or Quest, through a joint venture transaction. We believe our combined capabilities will provide customers with globally scaled end-to-end clinical trials laboratory services and will strengthen our position as the second-largest provider of such services in the world. The transaction will be accounted for as a business combination.

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

Foreign Currency Translation

In the first six months of 2015, approximately 33% of our service revenues were denominated in currencies other than the United States dollar. Because a large portion of our service revenues and expenses are denominated in currencies other than the United States dollar and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our consolidated results. Foreign exchange rates in certain currencies in which we do business have fluctuated significantly in the three and six months ended June 30, 2015 as compared to the same periods of the prior year, particularly the Euro, the Japanese Yen and the British Pound.

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

Consolidated Results of Operations

For additional information regarding results of operations for Product Development and Integrated Healthcare Services, refer to “Segment Results of Operations” later in this section.

Backlog and Net New Business

We began 2015 with backlog of $11,244 million, which was 14% higher than at the beginning of 2014. Backlog at June 30, 2015 was $11,369 million.

Net new business grew 7.6% in the second quarter of 2015 to $1,322 million from $1,228 million in the second quarter of 2014, driven by growth in Product Development. Product Development’s net new business increased 11.5% to $968 million for the second quarter of 2015 as compared to $867 million for the same period in 2014, led by growth in net new business for core clinical and clinical trials laboratory services. These increases were partially offset by lower net new business in certain clinical trial support services including clinical data management and biostatistical services, and fewer renewals in our functional resourcing business as compared to last year. Integrated Healthcare Services’ net new business decreased 1.9% to $354 million in the second quarter of 2015 as compared to $361 million for the same period in 2014, related primarily to lower net new business for commercial services in North America and Japan, partially offset by net new business growth from real-world and late phase research services, commercial services in Europe and from the Encore acquisition.

Net new business grew 6.6% in the first six months of 2015 to $2,668 million from $2,503 million in the first six months of 2014, driven by growth in Product Development. Product Development’s net new business increased 9.7% to $2,054 million for the first six months of 2015 as compared to $1,873 million for the same period in 2014, led by growth in net new business for core clinical services as well as clinical trial support services including clinical data management, safety and pharmacovigilance, and clinical trials laboratories. These increases were partially offset by lower net new business in biostatistical services, and fewer renewals in our functional resourcing business as compared to last year. Integrated Healthcare Services’ net new business decreased 2.5% to $614 million in the first six months of 2015 as compared to $630 million for the same period in 2014, related primarily to lower net new business for commercial services in North America, partially offset by net new business growth from real-world and late phase research services and from the Encore acquisition.

Refer to “Net New Business Reporting and Backlog” elsewhere within this section for more information on how we report on net new business and backlog.

Service Revenues

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in millions)
Service revenues	$1,074.4	$1,035.5	$38.9	3.8%

For the three months ended June 30, 2015, our service revenues increased $38.9 million, or 3.8%, as compared to the same period in 2014. This increase was comprised of constant currency service revenue growth of approximately $101.1 million, or 9.8%, and a negative impact of approximately $62.2 million from the effects of foreign currency fluctuations. The constant currency service revenue growth was comprised of a $42.6 million increase in Product Development and a $58.5 million increase in Integrated Healthcare Services, which includes the impact from the Encore acquisition.

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in millions)
Service revenues	$2,104.3	$2,040.8	$63.5	3.1%

For the six months ended June 30, 2015, our service revenues increased $63.5 million, or 3.1%, as compared to the same period in 2014. This increase was comprised of constant currency service revenue growth of approximately $184.7 million, or 9.0%, and a negative impact of approximately $121.2 million from the effects of foreign currency fluctuations. The constant currency service revenue growth was comprised of a $57.5 million increase in Product Development and a $127.2 million increase in Integrated Healthcare Services, which includes the impact from the Encore acquisition.

 Costs of Revenue, Service Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions)
Costs of revenue, service costs	$683.8	$674.5	$1,345.7	$1,318.2
% of service revenues	63.7%	65.1%	63.9%	64.6%

When compared to the same period in 2014, service costs in the second quarter of 2015 increased $9.3 million. This increase included a constant currency increase in expenses of approximately $65.8 million, or 9.8%, partially offset by a positive impact of approximately $56.5 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $24.4 million increase in Product Development and a $41.4 million increase in Integrated Healthcare Services, which includes the impact from the Encore acquisition.

When compared to the same period in 2014, service costs in the first six months of 2015 increased $27.5 million. This increase included a constant currency increase in expenses of approximately $134.5 million, or 10.2%, partially offset by a positive impact of approximately $107.0 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $44.0 million increase in Product Development and a $90.5 million increase in Integrated Healthcare Services, which includes the impact from the Encore acquisition.

The decrease in service costs as a percent of service revenues for both the three and six months ended June 30, 2015 was primarily as a result of an improvement in profit margin in the Product Development segment (including a benefit from restructuring activities and an increase in research and development credits as more fully described in the Product Development segment discussion later in this section), which more than offsets the effect from a higher proportion of consolidated service revenues being contributed by our lower margin Integrated Healthcare Services segment when compared to the same periods in the prior year.

Selling, General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions)
Selling, general and administrative	$225.9	$219.0	$445.5	$438.3
% of service revenues	21.0%	21.2%	21.2%	21.5%

The $6.9 million increase in selling, general and administrative expenses in the second quarter of 2015 included a constant currency increase of $21.2 million, or 9.6%, partially offset by a positive impact of approximately $14.3 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $10.0 million increase in Product Development, an $8.1 million increase in Integrated Healthcare Services, which includes the impact from the Encore acquisition, and a $3.1 million increase in general corporate and unallocated expenses.

The $7.2 million increase in selling, general and administrative expenses in the first six months of 2015 included a constant currency increase of $34.0 million, or 7.8%, partially offset by a positive impact of approximately $26.8 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $14.4 million increase in Product Development, a $16.2 million increase in Integrated Healthcare Services, which includes the impact from the Encore acquisition, and a $3.4 million increase in general corporate and unallocated expenses.

The constant currency increase for both the three and six months ended June 30, 2015 for general corporate and unallocated expenses were primarily due to an increase in share-based compensation and costs associated with the joint venture transaction.

Restructuring Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Restructuring costs	$6.2	$0.9	$11.6	$2.0

In February 2015, our Board of Directors, or our Board, approved a restructuring plan of approximately $30.0 million to align our resources and reduce overcapacity in certain roles. We recognized $6.2 million and $11.6 million of restructuring charges, net of reversals for changes in estimates, during the three and six months ended June 30, 2015, respectively, which were primarily related to the February 2015 restructuring plan. These actions are expected to occur throughout 2015 and 2016, and are expected to consist of severance, facility closure and other exit-related costs. We believe that this plan will result in annualized cost savings of approximately $50.0 million to $60.0 million.

Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Interest income	$(1.5)	$(1.0)	$(2.3)	$(2.2)
Interest expense	$25.5	$24.8	$50.8	$49.5

Interest income includes interest received primarily from bank balances and investments.

Interest expense during the three and six months ended June 30, 2015 was higher than the same periods in 2014 primarily due to an increase in the average debt outstanding, primarily as a result of the $275.0 million term loan that was issued under the receivables financing facility in December 2014.

Loss on Extinguishment of Debt

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Loss on extinguishment of debt	$7.8	$—	$7.8	$—

In the second quarter of 2015, we recognized a $7.8 million loss on extinguishment of debt related to the refinancing of our senior secured credit facilities. The loss on extinguishment of debt included $1.1 million of unamortized debt issuance costs, $1.3 million of unamortized discount and $5.4 million of related fees and expenses.

Other Expense (Income), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Other expense (income), net	$11.7	$3.1	$8.8	$(1.8)

Other expense (income), net for the second quarter of 2015 included $6.8 million of foreign currency net losses and $4.6 million of expense related to the change in fair value of contingent consideration related to an acquisition. The second quarter of 2014 primarily consisted of $2.8 million of foreign currency net losses.

Other (income) expense, net for the first six months of 2015 primarily consisted of $2.7 million of foreign currency net losses and $5.9 million of expense related to the change in fair value of contingent consideration related to an acquisition. The first six months of 2014 included a gain from the sale of marketable equity securities of approximately $5.0 million, partially offset by $3.3 million of foreign currency net losses.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Income tax expense	$31.7	$32.4	$67.8	$69.8

The effective income tax rate was 27.6% and 28.4% in the second quarter of 2015 and 2014, respectively, and 28.7% and 29.5% in the first six months of 2015 and 2014, respectively.

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Equity in earnings of unconsolidated affiliates	$1.7	$3.4	$2.6	$8.3

Equity in earnings of unconsolidated affiliates primarily includes gains from our investment in the NovaQuest Pharma Opportunities Fund III, L.P.

Segment Results of Operations

Service revenues and income from operations by segment are as follows (dollars in millions):

Three Months Ended June 30, 2015 and 2014
	Service Revenues		Income from Operations		Operating Profit Margin
	2015	2014	2015	2014	2015	2014
Product Development	$786.4	$781.2	$176.2	$158.4	22.4%	20.3%
Integrated Healthcare Services	288.0	254.3	18.7	11.7	6.5	4.6
Total segment	1,074.4	1,035.5	194.9	170.1	18.1%	16.4%
General corporate and unallocated expenses			(30.3)	(28.2)
Restructuring costs			(6.2)	(0.9)
Consolidated	$1,074.4	$1,035.5	$158.4	$141.0

Six Months Ended June 30, 2015 and 2014
	Service Revenues		Income from Operations		Operating Profit Margin
	2015	2014	2015	2014	2015	2014
Product Development	$1,535.9	$1,552.0	$333.2	$319.0	21.7%	20.6%
Integrated Healthcare Services	568.4	488.8	36.8	20.7	6.5	4.2
Total segment	2,104.3	2,040.8	370.0	339.7	17.6%	16.6%
General corporate and unallocated expenses			(56.8)	(55.4)
Restructuring costs			(11.6)	(2.0)
Consolidated	$2,104.3	$2,040.8	$301.6	$282.3

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of share-based compensation and expenses for corporate office functions such as senior leadership, finance, human resources, information technology, facilities and legal. We do not allocate restructuring charges to our segments.

Product Development

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in millions)
Service revenues	$786.4	$781.2	$5.2	0.7%
Costs of revenue, service costs	453.4	465.3	(11.9)	(2.5)
as a percentage of service revenues	57.7%	59.6%
Selling, general and administrative	156.8	157.5	(0.7)	(0.5)
as a percentage of service revenues	19.9%	20.1%
Segment income from operations	$176.2	$158.4	$17.8	11.2%
as a percentage of service revenues	22.4%	20.3%

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in millions)
Service revenues	$1,535.9	$1,552.0	$(16.1)	(1.0)%
Costs of revenue, service costs	890.9	915.7	(24.8)	(2.7)
as a percentage of service revenues	58.0%	59.0%
Selling, general and administrative	311.8	317.3	(5.5)	(1.7)
as a percentage of service revenues	20.3%	20.4%
Segment income from operations	$333.2	$319.0	$14.2	4.4%
as a percentage of service revenues	21.7%	20.6%

Service Revenues

Product Development’s service revenues were $786.4 million in the second quarter of 2015, an increase of $5.2 million, or 0.7%, over the same period in 2014. This increase was comprised of constant currency service revenue growth of $42.6 million, or 5.5%, partially offset by a negative impact of approximately $37.4 million from the effects of foreign currency fluctuations. The constant currency service revenue growth was primarily a result of a volume-related increase of $44.1 million from clinical solutions and services.

Product Development’s service revenues were $1,535.9 million in the first six months of 2015, a decrease of $16.1 million, or 1.0%, over the same period in 2014. This decrease was comprised of a negative impact of approximately $73.6 million from the effects of foreign currency fluctuations partially offset by constant currency service revenue growth of $57.5 million, or 3.7%. The constant currency service revenue growth was primarily a result of a volume-related increase of $64.6 million from clinical solutions and services, which was partially offset by a decrease of $7.1 million from advisory services.

The volume-related service revenue growth in both the three and six months ended June 30, 2015 from clinical solutions and services was related to an increase in clinical solutions provided on a functional resource basis, clinical trial support services, and core clinical services in Asia and Japan. This growth was due largely to execution on the higher backlog in place as we entered the year as well as from $16.9 million of revenue recognized in the second quarter as a result of the release of deferred revenue upon early close out of a customer arrangement in the second quarter. Lower revenues from advisory services were primarily due to lower activity on projects related to regulatory compliance remediation.

Constant currency service revenue growth in both the three and six months ended June 30, 2015 was negatively impacted by cancellations from 2014. We expect the impact of these cancellations to be mitigated over the second half of 2015 as new projects from recent net new business begin their ramp up from the project start-up phase into phases of the project that include higher revenue generating activities.

Costs of Revenue, Service Costs

Product Development’s service costs decreased approximately $11.9 million in the second quarter of 2015 over the same period in 2014. This decrease included $36.3 million from the positive effects of foreign currency fluctuations, partially offset by a constant currency increase of $24.4 million, or 5.3%.

Product Development’s service costs decreased approximately $24.8 million in the first six months of 2015 over the same period in 2014. This decrease included $68.8 million from the positive effects of foreign currency fluctuations, partially offset by a constant currency increase of $44.0 million, or 4.8%.

The constant currency service costs growth for both the three and six months ended June 30, 2015 was due to an increase in compensation and related expenses resulting from an increase in billable headcount as a result of the ramp up of new projects resulting from recent net new business, which we expect to continue over the remainder of the year, as well as annual merit increases. These increases in service costs were partially offset by efficiencies gained from restructuring activities taken in prior years. In addition, these increases in the six-month period were partially offset by lower incentive compensation. Also contributing to the constant currency increase was $17.2 million of expense recognized in the second quarter as a result of the release of deferred contract costs upon early close out of a customer arrangement. Service cost growth was partially offset by a $7.6 million benefit from research and development credits received in France, when compared to the same periods in the prior year.

Selling, General and Administrative

As a percent of service revenues, Product Development’s selling, general and administrative expenses were 19.9% and 20.1% in the second quarter of 2015 and 2014, respectively. Product Development’s selling, general and administrative expenses decreased approximately $0.7 million, or 0.5%, in the second quarter of 2015 as compared to the same period in 2014. This decrease was primarily caused by a reduction of $10.7 million from the positive effects of foreign currency fluctuations, partially offset by a constant currency increase of $10.0 million, or 6.3%.

As a percent of service revenues, Product Development’s selling, general and administrative expenses were 20.3% and 20.4% in the first six months of 2015 and 2014, respectively. Product Development’s selling, general and administrative expenses decreased approximately $5.5 million, or 1.7%, in the first six months of 2015 as compared to the same period in 2014. This decrease was primarily caused by a reduction of $19.9 million from the positive effects of foreign currency fluctuations, partially offset by a constant currency increase of $14.4 million, or 4.6%.

For both the three and six months ended June 30, 2015 the constant currency increase resulted from higher compensation and related expenses due to annual merit increases and an increase in headcount.

Integrated Healthcare Services

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in millions)
Service revenues	$288.0	$254.3	$33.7	13.2%
Costs of revenue, service costs	230.4	209.2	21.2	10.1
as a percentage of service revenues	80.0%	82.3%
Selling, general and administrative	38.9	33.4	5.5	16.5
as a percentage of service revenues	13.5%	13.1%
Segment income from operations	$18.7	$11.7	$7.0	60.0%
as a percentage of service revenues	6.5%	4.6%

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in millions)
Service revenues	$568.4	$488.8	$79.6	16.3%
Costs of revenue, service costs	454.8	402.5	52.3	13.0
as a percentage of service revenues	80.0%	82.3%
Selling, general and administrative	76.8	65.6	11.2	17.0
as a percentage of service revenues	13.5%	13.5%
Segment income from operations	$36.8	$20.7	$16.1	78.4%
as a percentage of service revenues	6.5%	4.2%

Service Revenues

Integrated Healthcare Services’ service revenues were $288.0 million in the second quarter of 2015, an increase of $33.7 million, or 13.2%, over the same period in 2014. This increase was comprised of constant currency service revenue growth of $58.5 million, including $24.4 million from the Encore acquisition, or 22.9%, partially offset by a negative impact of approximately $24.8 million due to the effects of foreign currency fluctuations.

Integrated Healthcare Services’ service revenues were $568.4 million in the first six months of 2015, an increase of $79.6 million, or 16.3%, over the same period in 2014. This increase was comprised of constant currency service revenue growth of $127.2 million, including $43.8 million from the Encore acquisition, or 26.0%, partially offset by a negative impact of approximately $47.6 million due to the effects of foreign currency fluctuations.

The increase in constant currency service revenues for both the three and six months ended June 30, 2015 was driven by the Encore acquisition and an increase in commercial services in North America, as well as growth in real-world and late phase research services. These increases were partially offset by a decline in Europe due to (i) the loss of revenue from an agreement to distribute pharmaceutical products in Italy that ended in the fourth quarter of 2014, and (ii) lower commercial services revenues.

Costs of Revenue, Service Costs

Integrated Healthcare Services’ service costs increased approximately $21.2 million in the second quarter of 2015. This increase was comprised of a $41.4 million constant currency increase, or 19.8%, partially offset by a reduction of $20.2 million from the positive effects of foreign currency fluctuations.

Integrated Healthcare Services’ service costs increased approximately $52.3 million in the first six months of 2015. This increase was comprised of a $90.5 million constant currency increase, or 22.5%, partially offset by a reduction of $38.2 million from the positive effects of foreign currency fluctuations.

The constant currency increase for both the three and six months ended June 30, 2015 was primarily due to the impact from the Encore acquisition and increases in compensation and related expenses resulting from an increase in billable headcount needed to support the higher volume of revenue and annual merit increases. These increases in compensation and related expenses were partially offset by a decline in other expenses directly related to the agreement to distribute pharmaceutical products in Italy, which ended in the fourth quarter of 2014.

Selling, General and Administrative

Integrated Healthcare Services’ selling, general and administrative expenses increased approximately $5.5 million, or 16.5%, in the second quarter of 2015 as compared to the same period in 2014. This increase was comprised of an $8.1 million constant currency increase, or 24.4%, partially offset by a reduction of $2.6 million from the positive effects of foreign currency fluctuations.

Integrated Healthcare Services’ selling, general and administrative expenses increased approximately $11.2 million, or 17.0%, in the first six months of 2015 as compared to the same period in 2014. This increase was comprised of a $16.2 million constant currency increase, or 24.6%, partially offset by a reduction of $5.0 million from the positive effects of foreign currency fluctuations.

The constant currency increase for both the three and six months ended June 30, 2015 was primarily caused by the impact from the Encore acquisition and higher compensation and related expenses.

Liquidity and Capital Resources

Overview

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, acquisitions, investments, debt service requirements, dividends, equity repurchases, adequacy of our revolving credit facilities and access to the capital markets.

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

We had a cash balance of $803.6 million at June 30, 2015 ($265.6 million of which was in the United States), a decrease from $867.4 million at December 31, 2014.

On October 30, 2013, our Board approved an equity repurchase program, or the Repurchase Program, authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. In April 2015, our Board increased the share repurchase authorization under the Repurchase Program by $300.0 million. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options and it can be modified, suspended or discontinued at any time. Repurchases of vested in-the-money employee stock options were made through transactions between us and our employees (other than our executive officers, who were not eligible to participate in the program), and this aspect of the Repurchase Program expired in November 2013. The Repurchase Program for common stock does not have an end date. On May 19, 2015, we completed the repurchase of 3,855,050 shares of our common stock for $64.85 per share for an aggregate purchase price of approximately $250.0 million. Additional information regarding the Repurchase Program is presented in Part II, Item 2 “Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” of this Quarterly Report on Form 10-Q.

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

Long-Term Debt

On May 12, 2015, Quintiles Transnational Corp., or Quintiles Transnational, our wholly-owned subsidiary, entered into new senior secured credit facilities, or the New Facilities, totaling $1.95 billion. The New Facilities consist of a five-year $500.0 million revolving credit facility, or the New Revolver, and $1.45 billion of term loans ($850 million in Term Loan A due 2020, or Term Loan A, and $600 million in Term Loan B due in 2022, or Term Loan B). In addition, Quintiles Transnational issued $800 million of 4.875% senior unsecured notes due 2023, or the Senior Notes, in a private placement. The New Facilities and the Senior Notes are referred to collectively as the “New Debt.” Annual maturities on the Term Loan A and the Term Loan B are 5% and 1%, respectively, of the respective original principal amount with the remaining balances to be repaid on their respective maturity dates. Beginning with the fiscal year ending December 31, 2016, we will be required to make mandatory repayments on Term Loan A and Term Loan B of 50% of excess cash flow (as defined in the credit agreement covering the New Facilities, subject to a reduction to 25% or 0% depending upon our leverage ratio). Mandatory repayments will be allocated pro rata between Term Loan A and Term Loan B (subject to increases in the amount of Term Loan A repayments with amounts declined by Term Loan B lenders), and applied, first, to reduce the next eight quarterly amortization installments in direct order of maturity, and, second, to reduce all remaining amortization installments pro rata. We also will be required to make mandatory repayments with 100% of the net cash proceeds of certain asset dispositions, subject to thresholds and reinvestment rights. The new senior secured credit facilities arrangements are collateralized by substantially all of the assets of Quintiles Transnational and the assets of Quintiles Transnational’s domestic subsidiaries including 100% of the equity interests of substantially all of Quintiles Transnational’s domestic subsidiaries and 65% of the equity interests of substantially all of the first-tier foreign subsidiaries of Quintiles Transnational and its domestic subsidiaries. Interest on the Senior Notes is paid semiannually on May 15 and November 15 (beginning November 15, 2015) of each year until maturity. The Senior Notes are unsecured senior obligations of Quintiles Transnational and are effectively subordinated in right of payment to all secured obligations of Quintiles Transnational, to the extent of the value of any collateral. We used the proceeds from the New Debt (i) to repay the then-outstanding Term Loan B-3 which was due in 2018, (ii) to pay related fees and expenses including $11.0 million of breakage fees associated with the terminated interest rate swaps, and (iii) for general corporate purposes including the share repurchase discussed above.

As of June 30, 2015, we had $2.5 billion of total indebtedness, excluding $534.7 million of additional available borrowings under our revolving credit facilities. There were no amounts drawn on the revolving credit facilities in the first six month of 2015. Our long-term debt arrangements contain usual and customary restrictive covenants, and as of June 30, 2015, we believe we were in compliance with these covenants.

See “Management’s Discussion and Analysis – Liquidity and Capital Resources” and Note 10 to our audited consolidated financial statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, for additional details regarding our credit arrangements.

Six months ended June 30, 2015 and 2014

Cash Flow from Operating Activities

	Six months ended June 30,
	2015	2014
	(in millions)
Net cash (used in) provided by operating activities	$(13.6)	$38.7

Cash used in operating activities was $13.6 million during the first six months of 2015, as compared to cash provided by operating activities of $38.7 million in the same period in 2014. The increase in cash used in operating activities primarily reflects higher cash used in days sales outstanding, or DSO, in the first six months of 2015 as compared to the same period in 2014. The higher cash used in DSO reflects a nine-day increase in DSO in the first six months of 2015 compared to a five-day increase in DSO in the first six months of 2014. DSO can shift significantly at each reporting period depending on the timing of cash receipts under contractual payment terms relative to the recognition of revenue over a project lifecycle.

Cash Flow from Investing Activities

	Six months ended June 30,
	2015	2014
	(in millions)
Net cash used in investing activities	$(45.5)	$(33.0)

Cash used in investing activities increased by $12.5 million during the first six months of 2015 as compared to the same period in 2014. This increase in the use of cash in the first six months of 2015 was primarily related to the termination of interest rate swaps in connection with the refinancing transaction ($11.0 million), and a decline in cash proceeds from the sale of third-party equity securities, partially offset by lower cash used for the acquisition of property, equipment and software.

Cash Flow from Financing Activities

	Six months ended June 30,
	2015	2014
	(in millions)
Net cash provided by (used in) financing activities	$16.5	$(154.1)

Net cash provided by financing activities increased by $170.6 million to $16.5 million during the first six months of 2015, as compared to cash used in financing activities of $154.1 million in the same period in 2014. The increase in cash provided by financing activities in the first six months of 2015 was primarily related to net cash provided by debt refinancing ($192.1 million), higher cash from stock issued under employee stock purchase and option plans ($34.0 million), an increase in the excess tax benefits on stock option exercises ($21.0 million), and less cash used related to stock option repurchases ($8.4 million), partially offset by higher cash used to repurchase common stock ($84.9 million). The cash used in financing activities in the first six month of 2014 was primarily related to the repurchase of common stock ($165.1 million).

Net New Business Reporting and Backlog

Net new business is the value of services awarded during the period from projects under signed contracts, letters of intent and, in some cases, pre-contract commitments, which are supported by written communications and adjusted for contracts that were modified or canceled during the period. Consistent with our methodology for calculating net new business during a particular period, backlog represents, at a particular point in time, future service revenues from work not yet completed or performed under signed contracts, letters of intent and, in some cases, pre-contract commitments that are supported by written communications. Once work begins on a project, service revenues are recognized over the duration of the project. Historically, net new business and backlog denominated in foreign currencies was valued each month throughout the year using foreign exchange rates that were in effect at the beginning of each fiscal year. Beginning with the first quarter of 2015, net new business and backlog denominated in foreign currencies is valued each month using the actual average foreign exchange rates in effect during the month. The application of this new approach to value foreign currency denominated net new business and backlog would not have had a significant impact to any prior period’s reported amounts, therefore historical amounts have not been restated to reflect this change in methodology. Included within backlog at June 30, 2015 is approximately $7,745 million of backlog that we do not expect to generate revenue in the next 12 months.

Backlog was as follows:

	June 30, 2015	December 31, 2014
	(in millions)
Backlog	$11,369	$11,244

Net new business was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net new business	$1,322	$1,228	$2,668	$2,503

Contractual Obligations and Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

With the exception of the refinancing transaction described in Note 8, there have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Aside from that described below, there have been no significant changes from the risk factors previously disclosed in our Annual Report.

Risks Relating to Ownership of Our Common Stock

Although we are no longer a “controlled company” within the meaning of the New York Stock Exchange rules, we are relying on exemptions from certain corporate governance requirements during a one year transition period.

Our founder and our sponsors who are party to a shareholders agreement no longer own a majority of our outstanding common stock. As a result, we are no longer a “controlled company” within the meaning of the New York Stock Exchange, or NYSE, corporate governance standards. Pursuant to phase-in periods stipulated by the NYSE Rules, we are required to be in compliance with certain NYSE corporate governance requirements by November 10, 2015, or one year following the date of our loss of “controlled company” status. These requirements include that we have (1) a board that is composed of a majority of “independent directors” as defined under the rules of the NYSE and (2) compensation and nominating and governance committees composed entirely of independent directors.

We have been utilizing, and intend to continue to utilize, the one-year transition period described above to achieve full compliance with these NYSE requirements. As a result, at this time, we do not have a majority of independent directors, and our compensation and nominating and governance committees do not consist entirely of independent directors. Accordingly, you do not, and during this transition period you will not, have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE. In addition, if we are unable to comply with the heightened corporate governance requirements prior to the prescribed NYSE deadlines, we may incur penalties or our shares could be delisted.

Provisions of our corporate governance documents could make an acquisition of our company more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders.

Provisions of our amended and restated articles of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove members of our Board. Because our Board is responsible for appointing the members of our management team, these provisions could in turn frustrate or prevent any attempt to replace or remove current members of our management team. Among others, these provisions include (i) our ability to issue preferred stock without shareholder approval, (ii) the requirement that our shareholders may not act without a meeting, (iii) requirements for advance notification of shareholder nominations and proposals contained in our bylaws, (iv) the absence of cumulative voting for our directors, (v) requirements for shareholder approval of certain business combinations and (vi) the limitations on director nominations.

Risks Relating to Our Indebtedness

Our substantial debt could adversely affect our financial condition.

As of June 30, 2015, we had $2.5 billion of total indebtedness, excluding $534.7 million of additional available borrowings under our revolving credit facilities. Our substantial indebtedness could adversely affect our financial condition and thus make it more difficult for us to satisfy our obligations with respect to our indebtedness. If our cash flow is not sufficient to service our debt and adequately fund our business, we may be required to seek further additional financing or refinancing or dispose of assets. We may not be able to implement any of these alternatives on satisfactory terms or at all. Our substantial indebtedness could also:

•	increase our vulnerability to adverse general economic and industry conditions;
•

require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, investments, acquisitions, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our ability to make required payments under our existing contractual commitments, including our indebtedness;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	place us at a competitive disadvantage compared to our competitors that have less debt;
•	cause us to incur substantial fees from time to time in connection with debt amendments or refinancings;
•	increase our exposure to rising interest rates because a portion of our borrowings is at variable interest rates; and
•	limit our ability to borrow additional funds or to borrow on terms that are satisfactory to us.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

The following table summarizes the equity Repurchase Program activity for the three months ended June 30, 2015 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except share and per share data)
April 1, 2015 – April 30, 2015	—	$—	—	$359,486
May 1, 2015 – May 31, 2015	3,855,050	$64.85	3,855,050	$109,486
June 1, 2015 – June 30, 2015	—	$—	—	$109,486
	3,855,050		3,855,050

On October 31, 2013, we announced that on October 30, 2013 our Board approved the Repurchase Program, authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. In April 2015, our Board increased the share repurchase authorization under the Repurchase Program by $300.0 million. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it could be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. We may also repurchase shares of our common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, which would permit shares of our common stock to be repurchased when we might otherwise be precluded from doing so by law. Repurchases of vested in-the-money employee stock options were made through transactions between us and our employees (other than our executive officers, who were not eligible to participate in the program), and this aspect of the Repurchase Program expired in November 2013. The Repurchase Program for common stock does not have an end date.

Item 6. Exhibits

The exhibits in the accompanying Exhibit Index following the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Durham, State of North Carolina, on July 29, 2015.

QUINTILES TRANSNATIONAL HOLDINGS INC.

/s/ Kevin K. Gordon
Kevin K. Gordon Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

4.1	Indenture dated as of May 12, 2015, among Quintiles Transnational Corp., the subsidiary guarantors listed therein and U.S. Bank National Association as trustee.		8-K	001-35907	4.1	May 13, 2015

4.2	Form of 4.875% Rule 144A Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.1).		8-K	001-35907	4.2	May 13, 2015

4.3	Form of 4.875% Regulation S Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.1).		8-K	001-35907	4.3	May 13, 2015

10.1	Sub-Plan to the Employee Stock Purchase Plan Effective 2015.	X

10.2	Credit Agreement dated as of May 12, 2015, among Quintiles Transnational Corp., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the lenders.		8-K	001-35907	10.1	May 13, 2015

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

		X