Form 10-Q
period 2015-09-30
Quintiles Transnational Holdings Inc.
filed 2015-10-28
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	123,093,134 shares outstanding as of October 21, 2015

QUINTILES TRANSNATIONAL HOLDINGS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Service revenues	$1,093,480	$1,061,013	$3,197,820	$3,101,777
Reimbursed expenses	331,289	339,021	1,018,069	947,133
Total revenues	1,424,769	1,400,034	4,215,889	4,048,910
Costs of revenue, service costs	683,058	691,051	2,028,730	2,009,287
Costs of revenue, reimbursed expenses	331,289	339,021	1,018,069	947,133
Selling, general and administrative	231,415	219,027	676,919	657,283
Restructuring costs	11,984	1,793	23,542	3,749
Income from operations	167,023	149,142	468,629	431,458
Interest income	(1,141)	(602)	(3,470)	(2,851)
Interest expense	25,429	25,050	76,256	74,552
Loss on extinguishment of debt	—	—	7,780	—
Other (income) expense, net	(934)	(7,776)	7,864	(9,564)
Income before income taxes and equity in earnings of unconsolidated affiliates	143,669	132,470	380,199	369,321
Income tax expense	40,192	41,260	107,980	111,049
Income before equity in earnings of unconsolidated affiliates	103,477	91,210	272,219	258,272
Equity in earnings of unconsolidated affiliates	5,362	1,523	7,998	9,785
Net income	108,839	92,733	280,217	268,057
Net loss (income) attributable to noncontrolling interests	2,447	(79)	2,418	(100)
Net income attributable to Quintiles Transnational Holdings Inc.	$111,286	$92,654	$282,635	$267,957
Earnings per share attributable to common shareholders:
Basic	$0.91	$0.73	$2.28	$2.08
Diluted	$0.89	$0.71	$2.24	$2.03
Weighted average common shares outstanding:
Basic	122,848	127,462	123,728	128,780
Diluted	125,339	130,626	126,443	131,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$108,839	$92,733	$280,217	$268,057
Unrealized losses on marketable securities, net of income taxes of ($40), ($4), ($135) and ($294)	(64)	(6)	(215)	(469)
Unrealized losses on derivative instruments, net of income taxes of ($3,885), ($882), ($4,598) and ($990)	(8,440)	(3,561)	(8,660)	(2,311)
Foreign currency translation, net of income taxes of ($1,563), ($1,408), ($4,228) and ($1,408)	(23,435)	(27,280)	(40,440)	(23,116)
Reclassification adjustments:
Gains on marketable securities included in net income, net of income taxes of ($1,927)	—	—	—	(3,077)
Losses on derivative instruments included in net income, net of income taxes of $1,377, $1,086, $4,623 and $2,616	2,612	1,449	9,950	1,945
Amortization of prior service costs and losses included in net income, net of income taxes of $83, $70, $251 and $214	142	117	429	358
Comprehensive income	79,654	63,452	241,281	241,387
Comprehensive loss (income) attributable to noncontrolling interests	5,013	(87)	4,984	(99)
Comprehensive income attributable to Quintiles Transnational Holdings Inc.	$84,667	$63,365	$246,265	$241,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)	(Note 1)
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,081,804	$867,358
Restricted cash	2,610	2,882
Trade accounts receivable and unbilled services, net	1,128,899	975,255
Prepaid expenses	51,470	44,628
Deferred income taxes	111,847	118,515
Income taxes receivable	56,184	45,357
Other current assets and receivables	87,365	92,088
Total current assets	2,520,179	2,146,083
Property and equipment, net	194,744	190,297
Investments in debt, equity and other securities	33,149	34,503
Investments in and advances to unconsolidated affiliates	44,038	31,508
Goodwill	724,014	464,434
Other identifiable intangibles, net	374,419	280,243
Deferred income taxes	34,516	35,972
Deposits and other assets	108,677	112,913
Total assets	$4,033,736	$3,295,953
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$871,206	$842,387
Unearned income	558,826	543,305
Income taxes payable	25,974	55,694
Current portion of long-term debt and obligations held under capital leases	48,505	826
Other current liabilities	19,464	29,688
Total current liabilities	1,523,975	1,471,900
Long-term debt and obligations held under capital leases, less current portion	2,430,034	2,282,612
Deferred income taxes	89,556	61,797
Other liabilities	170,097	183,656
Total liabilities	4,213,662	3,999,965
Commitments and contingencies
Shareholders’ deficit:
Common stock and additional paid-in capital, 300,000 shares authorized, $0.01 par value, 123,078 and 124,129 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	239,588	143,828
Accumulated deficit	(550,148)	(788,798)
Accumulated other comprehensive loss	(95,461)	(59,091)
Deficit attributable to Quintiles Transnational Holdings Inc.’s shareholders	(406,021)	(704,061)
Noncontrolling interests	226,095	49
Total shareholders’ deficit	(179,926)	(704,012)
Total liabilities and shareholders’ deficit	$4,033,736	$3,295,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Operating activities:
Net income	$280,217	$268,057
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	93,224	89,113
Amortization of debt issuance costs and discount	7,485	4,787
Amortization of accumulated other comprehensive loss on terminated interest rate swaps	4,781	—
Share-based compensation	28,702	22,388
Earnings from unconsolidated affiliates	(7,965)	(9,763)
Loss (gain) on investments, net	1,074	(4,806)
Provision for (benefit from) deferred income taxes	23,252	(11,529)
Excess income tax benefits from share-based award activities	(35,144)	(12,802)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(170,279)	(118,721)
Change in other operating assets and liabilities	44,029	(50,927)
Net cash provided by operating activities	269,376	175,797
Investing activities:
Acquisition of property, equipment and software	(56,692)	(57,782)
Acquisition of businesses, net of cash acquired	31,001	(92,201)
Proceeds from sale of equity securities	—	5,861
Investments in and advances to unconsolidated affiliates, net of payments received	(4,840)	(2,137)
Termination of interest rate swaps	(10,981)	—
Other	2,111	332
Net cash used in investing activities	(39,401)	(145,927)
Financing activities:
Proceeds from issuance of debt	2,248,500	—
Payment of debt issuance costs	(22,028)	—
Repayment of debt and principal payments on capital lease obligations	(2,048,211)	(6,729)
Issuance of common stock, net of costs	—	(105)
Stock issued under employee stock purchase and option plans	58,323	23,201
Repurchase of common stock	(250,000)	(165,131)
Payroll taxes remitted on repurchase of stock options	—	(8,415)
Excess income tax benefits from share-based award activities	35,144	12,802
Net cash provided by (used in) financing activities	21,728	(144,377)
Effect of foreign currency exchange rate changes on cash	(37,257)	(18,602)
Increase (decrease) in cash and cash equivalents	214,446	(133,109)
Cash and cash equivalents at beginning of period	867,358	778,143
Cash and cash equivalents at end of period	$1,081,804	$645,034

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

Reclassifications

Certain immaterial prior period amounts have been reclassified to conform to the current presentation including the reclassification of debt issuance costs related to non-revolving debt from deposits and other assets to a direct reduction to the carrying amount of the long-term debt on the balance sheet. These changes had no effect on previously reported total revenues, net income, comprehensive income, shareholders’ deficit or cash flows.

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

In May 2014, the FASB and the International Accounting Standards Board issued a converged standard on the recognition of revenue from contracts with customers. The objective of the new standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will require expanded disclosures on revenue recognition including information about changes in assets and liabilities that result from contracts with customers. Companies have an option to use either a retrospective approach or a cumulative effect adjustment approach to implement the new guidance. The new standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, the date of adoption, and the transition approach to implement the new guidance.

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

2. Employee Stock Compensation

The Company granted the following share-based awards:

	Three Months
	Ended
	September 30,	Nine Months Ended September 30,
	2015	2015	2014
Stock options	10,000	986,900	1,359,600
Stock appreciation rights	—	176,200	176,800
Restricted stock units	2,553	239,763	36,500
Performance units	—	51,977	—

There were no share-based awards granted during the three months ended September 30, 2014.

The Company had the following share-based awards outstanding:

	September 30, 2015	December 31, 2014
Stock options	6,988,192	9,124,954
Stock appreciation rights	546,901	418,801
Restricted stock units	326,148	93,667
Performance units	49,667	—

The Company used the following assumptions when estimating the value of the share-based compensation for stock options and stock appreciation rights issued as follows:

	Three Months
	Ended
	September 30,	Nine Months Ended September 30,
	2015	2015	2014
Expected volatility	26 –36%	26 – 41%	31 – 43%
Weighted average expected volatility	30%	35%	37%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	3.7 – 6.7	3.7 – 6.7	3.7 – 6.7
Risk-free interest rate	1.08 – 1.83%	1.06 – 2.00%	0.99 – 2.21%

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

In November 2013, the Company’s Board of Directors (the “Board”) approved an Employee Stock Purchase Plan (“ESPP”) which was approved by the Company’s shareholders in May 2014. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary to be applied toward the purchase of full shares of the Company’s common stock on the last day of the offering period. Offering periods under the ESPP are six months in duration. The first two offering periods for the ESPP began March 1, 2014 and September 1, 2014, respectively. In November 2014, the ESPP was amended to change the start of the offering periods to begin on April 1 and October 1 of each year, beginning April 1, 2015. Participating employees purchase shares on the last day of each offering period at a discount of 15% of the closing price of the common stock on such date as reported on the New York Stock Exchange. During the nine months ended September 30, 2015 and 2014, the Company issued 90,079 shares and 46,032 shares, respectively, of common stock for purchases under the ESPP.

The Company recognized share-based compensation expense of $8.4 million and $6.8 million during the three months ended September 30, 2015 and 2014, respectively, and $28.7 million and $22.4 million during the nine months ended September 30, 2015 and 2014, respectively.

3. Concentration of Credit Risk

No customer accounted for 10% or more of consolidated service revenues for the three and nine months ended September 30, 2015 or 2014.

4. Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Trade:
Billed	$556,719	$444,941
Unbilled services	574,474	532,312
	1,131,193	977,253
Allowance for doubtful accounts	(2,294)	(1,998)
	$1,128,899	$975,255

5. Goodwill

The following is a summary of goodwill by segment for the nine months ended September 30, 2015 (in thousands):

		Integrated
	Product	Healthcare
	Development	Services	Consolidated
Balance as of December 31, 2014	$346,608	$117,826	$464,434
Business combinations (see Note 9)	263,862	—	263,862
Impact of foreign currency fluctuations and other	(4,186)	(96)	(4,282)
Balance as of September 30, 2015	$606,284	$117,730	$724,014

6. Derivatives

As of September 30, 2015, the Company held the following derivative positions: (i) forward exchange contracts to protect against foreign exchange movements for certain forecasted foreign currency cash flows related to service contracts and (ii) interest rate swaps to hedge the exposure to variability in interest payments on variable interest rate debt. The Company does not use derivative financial instruments for speculative or trading purposes.

As of September 30, 2015, the Company had 15 open foreign exchange forward contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2015 and the first six months of 2016 with notional amounts totaling $116.1 million. These contracts were executed to hedge the risk of the potential volatility in the cash flows resulting from fluctuations in currency exchange rates during the remainder of 2015 and the first six months of 2016. These transactions are accounted for as cash flow hedges, as such, the effective portion of the gain or loss on the contracts is recorded as unrealized gains (losses) on derivatives included in the accumulated other comprehensive income (loss) (“AOCI”) component of shareholders’ deficit. These hedges are highly effective. Upon expiration of the hedge instruments in 2015 and the first six months of 2016, the Company will reclassify the unrealized holding gains and losses on the derivative instruments included in AOCI into earnings.

On June 9, 2011, the Company entered into six interest rate swaps which expired between September 30, 2013 and March 31, 2016 in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. During May 2015, in conjunction with the debt refinancing described in Note 8, the Company terminated the remaining open interest rate swaps for a cash payment to the counterparty of $12.4 million which included $1.4 million of accrued interest. Since the hedged forecasted cash transactions continue to be probable of occurring, the accumulated loss ($6.2 million at September 30, 2015) related to the terminated interest rate swaps in AOCI will be reclassified to earnings as a component of interest expense in the same periods as the hedged forecasted transactions occur over the next six months.

On June 3, 2015, the Company entered into seven forward starting interest rate swaps with a notional value of $440.0 million in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. Interest on the swaps begins to accrue on June 30, 2016 and the interest rate swaps expire between March 31, 2017 and March 31, 2020. The critical terms of the interest rate swaps were substantially the same as those of the Company’s senior secured credit facilities, including quarterly interest settlements. These interest rate swaps are being accounted for as cash flow hedges as these transactions were executed to hedge the Company’s interest payments, and these hedges are deemed to be highly effective. As such, changes in the fair value of these derivative instruments are recorded as unrealized gains (losses) on derivatives included in AOCI. The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparty, which, when they occur, are reflected as interest expense on the condensed consolidated statements of income. These payments, together with the variable rate of interest incurred on the underlying debt, result in a fixed rate of interest of 2.1% plus the applicable margin on the affected borrowings. These interest rate swaps in conjunction with the Company’s Senior Notes, as defined below, will result in a debt mix of approximately 50% fixed rate debt and 50% variable rate debt. The Company expects that $1.9 million of unrealized losses will be reclassified out of AOCI and will form the interest rate swap component of the 2.1% fixed rate of interest incurred over the next 12 months as the underlying net payments are settled.

The fair values of the Company’s derivative instruments designated as hedging instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table (in thousands):

	Balance Sheet Classification	September 30, 2015	December 31, 2014
Foreign exchange forward contracts	Other current liabilities	$2,041	$4,635
Interest rate swaps	Other current liabilities	$9,503	$14,424

The effect of the Company’s cash flow hedging instruments on other comprehensive income (loss) is summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign exchange forward contracts	$(3,795)	$(5,216)	$2,594	$(6,360)
Interest rate swaps	(4,541)	3,308	(1,279)	7,620
Total	$(8,336)	$(1,908)	$1,315	$1,260

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of September 30, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Marketable equity securities	$482	$—	$—	$482
Total	$482	$—	$—	$482
Liabilities:
Foreign exchange forward contracts	$—	$2,041	$—	$2,041
Interest rate swaps	—	9,503	—	9,503
Contingent consideration	—	—	7,454	7,454
Total	$—	$11,544	$7,454	$18,998

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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the nine months ended September 30 (in thousands):

	Contingent Consideration – Accounts Payable and Accrued Expenses and Other Liabilities
	2015	2014
Balance as of January 1	$1,452	$13,014
Revaluations included in earnings	6,002	(8,571)
Balance as of September 30	$7,454	$4,443

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

As of September 30, 2015, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $1,175.1 million and were identified as Level 3. These assets are comprised of cost and equity method investments of $76.7 million, goodwill of $724.0 million and other identifiable intangibles, net of $374.4 million.

The Company has unfunded cash commitments totaling approximately $40.2 million related to its cost and equity method investments as of September 30, 2015.

8. Credit Arrangements

The following is a summary of the Company’s revolving credit facilities at September 30, 2015:

Facility	Interest Rates
$500.0 million (first lien revolving credit facility)	London Interbank Offer Rate (“LIBOR”) (0.33% at September 30, 2015) plus 1.75%
$25.0 million (receivables financing facility)	LIBOR Market Index Rate (0.19% at September 30, 2015) plus 0.85% to 1.35% depending upon the Company’s debt rating
£10.0 million (approximately $15.2 million) general banking facility with a European headquartered bank	Bank’s base rate (0.5% at September 30, 2015) plus 1%

The Company did not have any outstanding borrowings under any of the revolving credit facilities at September 30, 2015 or December 31, 2014. At September 30, 2015, there were bank guarantees totaling approximately £3.9 million (approximately $5.9 million) issued against the availability of the general banking facility with a European-headquartered bank through its operations in the United Kingdom.

Long-term debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014
4.875% Senior Notes due 2023	$800,000	$—
Term Loan A due 2020 (LIBOR plus 1.75%, or 2.08% at September 30, 2015)	839,375	—
Term Loan B due 2022 (the greater of LIBOR or 0.75% plus 2.50%, or 3.25% at September 30, 2015)	598,500	—
Term Loan B-3 due 2018 (the greater of three month LIBOR or 1.25% plus 2.50%, or 3.75% at December 31, 2014)	—	2,030,606
Receivables financing facility due 2018 (LIBOR 0.19% plus 1.05%, or 1.24% at September 30, 2015)	275,000	275,000
	2,512,875	2,305,606
Less: unamortized discount	(25,047)	(12,379)
Less: unamortized debt issuance costs	(9,331)	(9,879)
Less: current portion	(48,500)	(750)
	$2,429,997	$2,282,598

Contractual maturities of long-term debt at September 30, 2015 are as follows (in thousands):

2015	$12,125
2016	48,500
2017	48,500
2018	323,500
2019	48,500
2020	664,750
Thereafter	1,367,000
$2,512,875

The estimated fair value of the Company’s long-term debt approximates its carrying value as of September 30, 2015 and December 31, 2014. The estimated fair value of the long-term debt is primarily based on rates in which the debt is traded among banks.

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

The Company used the proceeds from the New Debt (i) to repay the then-outstanding Term Loan B-3 which was due in 2018, (ii) to pay related fees and expenses including $11.0 million of breakage fees associated with the terminated interest rate swaps discussed further in Note 6, and (iii) for general corporate purposes including the share repurchase discussed further in Note 10.

In connection with this refinancing transaction, in the second quarter of 2015 the Company recognized a $7.8 million loss on extinguishment of debt which included $1.1 million of unamortized debt issuance costs, $1.3 million of unamortized discount and $5.4 million of related fees and expenses.

Debt Covenants

The Company’s long-term debt agreements contain usual and customary restrictive covenants that, among other things, place limitations on its ability to declare dividends and make other restricted payments; prepay, redeem or purchase debt; incur liens; make loans and investments; incur additional indebtedness; amend or otherwise alter debt and other material documents; engage in mergers, acquisitions and asset sales; transact with affiliates; and engage in businesses that are not related to the Company’s existing business. In the nine months ended September 30, 2015, the Company was in compliance with its debt covenants.

9. Business Combinations

On July 1, 2015, the Company and Quest Diagnostics Incorporated (“Quest”) closed on a joint venture transaction that resulted in the combination of their respective global clinical trials laboratory operations. The joint venture transaction was affected through the creation of two primary new legal entities that the Company controls. Both the Company’s and Quest’s clinical trials laboratory operations were contributed to these new legal entities. Quest was issued a 40% equity interest in the legal entities, the fair value of which was $423.3 million (40% of the fair value of all operations contributed by both parties) and represents the purchase price paid by the Company for the clinical trials laboratory operations that Quest contributed to the joint venture transaction. The resulting combined capabilities will provide its customers with globally scaled end-to-end clinical trials laboratory services and the combined business will be hereafter referred to and marketed as Q2 Solutions.

The Company accounted for the contribution of the Quest businesses as a business combination and consolidated the related new legal entities in its financial statements with a noncontrolling interest for the portion owned by Quest and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective estimated fair values as of the transaction date. As a result, the Company recorded goodwill, primarily attributable to assembled workforce and expected synergies. This business combination is part of the Product Development segment and the resulting goodwill is not deductible for income tax purposes. The Company is continuing to evaluate the initial fair value measurement of the assets acquired and liabilities assumed as of the acquisition date. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). Pro forma information is not presented as the operations of the acquired business are not significant to the overall operations of the Company. Acquisition-related expenses were immaterial and are also not presented.

The following table summarizes the estimated fair value of the net assets acquired at the date of the business combination (in thousands):

Assets acquired:
Cash and cash equivalents	$31,060
Prepaid expenses	1,145
Other current assets	10,381
Property and equipment	15,957
Goodwill	263,180
Other identifiable intangibles	125,900
Other long-term assets	41
Liabilities assumed:
Accounts payable and accrued expenses	(12,586)
Deferred income taxes—long-term	(10,412)
Other long-term liabilities	(1,406)
Net assets acquired	$423,260

The other identifiable intangible assets consisted of the following (in thousands):

Customer relationships	$74,000
Backlog	32,900
Trade name	19,000
Total other identifiable intangibles	$125,900

Amortized over a weighted average useful life (in years)	9

The acquired trade name is an indefinite-lived intangible asset that is not amortized.

10. Shareholders’ Deficit

Below is a summary of the changes in shareholders’ deficit during the nine months ended September 30, 2015 (in thousands, except share information):

	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Common Stock	Additional Paid-In Capital	Noncontrolling Interests	Total
	(in thousands, except share data)
Balance, December 31, 2014 (124,129,340 shares)	(788,798)	(59,091)	1,242	142,586	49	(704,012)
Issuance of common stock (2,803,844 shares)	—	—	28	58,606	—	58,634
Repurchase of common stock (3,855,050 shares)	(43,985)	—	(39)	(205,976)	—	(250,000)
Share-based compensation	—	—	—	23,288	—	23,288
Income tax benefits from share-based award activities	—	—	—	35,144	—	35,144
Q2 Solutions business combination	—	—	—	423,260	—	423,260
Noncontrolling interest related to Q2 Solutions transaction	—	—	—	(231,030)	231,030	—
Deferred tax impact of the Q2 Solutions transaction	—	—	—	(7,521)	—	(7,521)
Net income	282,635	—	—	—	(2,418)	280,217
Unrealized loss on marketable securities, net of tax	—	(215)	—	—	—	(215)
Unrealized loss on derivative instruments, net of tax	—	(8,660)	—	—	—	(8,660)
Reclassification adjustments, net of tax	—	10,379	—	—	—	10,379
Foreign currency translation, net of tax	—	(37,874)	—	—	(2,566)	(40,440)
Balance, September 30, 2015 (123,078,134 shares)	(550,148)	(95,461)	1,231	238,357	226,095	(179,926)

The Company’s contribution of its businesses to the joint venture was recorded at book value (carryover basis) because the Company maintains control of these businesses. As a result, Quest’s noncontrolling interest in Q2 Solutions is equal to 40% of the combined carrying value of the net assets contributed by the Company plus the fair value of the net assets contributed by Quest, or $231.0 million.

On October 30, 2013, the Company’s Board of Directors (the “Board”) approved an equity repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $125.0 million of either the Company’s common stock or vested in-the-money employee stock options, or a combination thereof. The Repurchase Program for vested in-the-money employee stock options expired in November 2013. In April 2015, the Board increased the share repurchase authorization under the Repurchase Program by $300.0 million. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. The Repurchase Program for common stock does not have an end date. As of September 30, 2015, the Company has remaining authorization under the Repurchase Program to repurchase up to $109.5 million of its common stock.

11. Restructuring

In February 2015, the Board approved a restructuring plan for approximately $30.0 million to align the Company’s resources and reduce overcapacity in certain roles. These actions are expected to occur throughout 2015 and 2016, and are expected to consist of severance, facility closure and other exit-related costs. Since February 2015, the Company has recognized approximately $11.0 million, $3.0 million and $547,000 of restructuring costs related to this plan for activities in the Product Development segment, Integrated Healthcare Services segment and corporate activities, respectively. To date, all of the restructuring costs have been severance and related costs. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures reviewed by management.

Also, in connection with consummating the joint venture transaction with Quest, during the third quarter of 2015, a restructuring plan was approved to reduce facility overcapacity and eliminate redundant roles. These actions are expected to occur throughout 2016 and 2017, and are expected to consist of severance, facility closure and other exit-related costs of approximately $14.0 million. During the three and nine months ended September 30, 2015, the Company has recognized approximately $8.4 million of restructuring costs related to this plan for activities in the Product Development segment.

The following amounts were recorded for the February 2015 restructuring plan, the joint venture restructuring plan and the restructuring plans initiated in prior years (in thousands):

	Severance and Related Costs	Exit Costs	Total
Balance at December 31, 2014	$5,478	$605	$6,083
Expense, net of reversals	22,633	909	23,542
Payments	(15,199)	(607)	(15,806)
Foreign currency translation and other	(121)	594	473
Balance at September 30, 2015	$12,791	$1,501	$14,292

The Company expects that the majority of the restructuring accruals at September 30, 2015 will be paid in 2015, 2016 and 2017.

12. Income Taxes

The effective income tax rate was 28.0% and 31.1% in the three months ended September 30, 2015 and 2014, respectively, and 28.4% and 30.1% in the nine months ended September 30, 2015 and 2014, respectively. The decrease in the effective income tax rate was due to an income tax benefit related to the reversal of uncertain tax positions for tax years whose statute of limitations expired in the third quarter of 2015 and also a change in the relative mix of the Company’s projected profitability between taxing jurisdictions. These benefits were partially offset by additional income tax expense related to an increase in the amount of current year earnings not considered permanently reinvested by the Company in its foreign subsidiaries.

13. Employee Benefit Plans

Defined Benefit Plans

The following table summarizes the components of pension expense related to the Company’s defined benefit plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$3,554	$3,275	$11,419	$9,953
Interest cost	867	991	2,600	2,981
Expected return on plan assets	(869)	(935)	(2,583)	(2,805)
Amortization of prior service costs	—	20	—	60
Amortization of actuarial losses	225	167	680	512
	$3,777	$3,518	$12,116	$10,701

Other

As of September 30, 2015 and December 31, 2014, the Company had a severance accrual included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets of $3.6 million and $6.3 million, respectively. The Company recognizes obligations associated with severance related to contractual termination benefits at fair value on the date that it is probable that the affected employees will be entitled to the benefit and the amount can reasonably be estimated. The severance accrual is related to cost reduction programs that will result in severance for approximately 270 positions, which are expected to lower operating costs and improve profitability. During the first nine months of 2015, the Company recognized approximately $944,000 of net reversals related to these cost reduction programs, primarily as a result of affected individuals transferring into other positions within the Company. Of the $944,000 decrease from net reversals recognized for these cost reduction programs, approximately $739,000 and $205,000 were related to activities in the Product Development segment and Integrated Healthcare Services segment, respectively. The Company expects the majority of the severance accrual at September 30, 2015 will be paid in 2015.

The following amounts were recorded for the severance associated with cost reduction programs (in thousands):

Balance at December 31, 2014	$6,274
Expense, net of reversals	(944)
Payments	(1,738)
Foreign currency translation	(22)
Balance at September 30, 2015	$3,570

14. Comprehensive Income

Below is a summary of the components of AOCI (in thousands):

	Foreign Currency Translation	Marketable Securities	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2014	$(55,740)	$(272)	$(19,059)	$(14,519)	$30,499	$(59,091)
Other comprehensive (loss) income before reclassifications	(42,102)	(350)	(13,258)	—	8,961	(46,749)
Reclassification adjustments	—	—	14,573	680	(4,874)	10,379
Balance at September 30, 2015	$(97,842)	$(622)	$(17,744)	$(13,839)	$34,586	$(95,461)

Below is a summary of the (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item (in thousands):

	Affected Financial Statement	Three Months Ended September 30,		Nine Months Ended September 30,
Reclassification Adjustments	Line Item	2015	2014	2015	2014
Marketable securities	Other (income) expense, net	$—	$—	$—	$(5,004)
Total before income taxes		—	—	—	(5,004)
Income tax expense		—	—	—	(1,927)
Total net of income taxes		$—	$—	$—	$(3,077)
Derivative instruments:
Interest rate swaps	Interest expense	$3,130	$3,149	$9,233	$9,344
Foreign exchange forward contracts	Service revenues	859	(614)	5,340	(4,783)
Total before income taxes		3,989	2,535	14,573	4,561
Income tax benefit		1,377	1,086	4,623	2,616
Total net of income taxes		$2,612	$1,449	$9,950	$1,945
Defined benefit plans:
Amortization of prior service costs	See Note 13	$—	$20	$—	$60
Amortization of actuarial losses	See Note 13	225	167	680	512
Total before income taxes		225	187	680	572
Income tax benefit		83	70	251	214
Total net of income taxes		$142	$117	$429	$358

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service revenues
Product Development	$810,045	$771,361	$2,345,971	$2,323,376
Integrated Healthcare Services	283,435	289,652	851,849	778,401
Total service revenues	1,093,480	1,061,013	3,197,820	3,101,777
Costs of revenue, service costs
Product Development	461,858	458,731	1,352,730	1,374,492
Integrated Healthcare Services	221,200	232,320	676,000	634,795
Total costs of revenue, service costs	683,058	691,051	2,028,730	2,009,287
Selling, general and administrative
Product Development	166,758	154,460	478,643	471,697
Integrated Healthcare Services	38,186	37,447	114,953	103,069
General corporate and unallocated	26,471	27,120	83,323	82,517
Total selling, general and administrative	231,415	219,027	676,919	657,283
Income from operations
Product Development	181,429	158,170	514,598	477,187
Integrated Healthcare Services	24,049	19,885	60,896	40,537
General corporate and unallocated	(26,471)	(27,120)	(83,323)	(82,517)
Restructuring costs	(11,984)	(1,793)	(23,542)	(3,749)
Total income from operations	$167,023	$149,142	$468,629	$431,458

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation and amortization expense
Product Development	$26,681	$23,106	$74,110	$69,867
Integrated Healthcare Services	5,118	5,803	15,497	15,548
General corporate and unallocated	1,085	1,271	3,617	3,698
Total depreciation and amortization expense	$32,884	$30,180	$93,224	$89,113

16. Earnings Per Share

The following table shows the weighted average number of outstanding share-based awards not included in the computation of diluted earnings per share as the effect of including such share-based awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average shares subject to anti-dilutive share-based awards	1,003	1,324	1,076	1,229

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

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, that most of our contracts may be terminated on short notice, and we may be unable to maintain large customer contracts or to enter into new contracts; our financial results may be adversely affected if we underprice our contracts, overrun our cost estimates or fail to receive approval for or experience delays in documenting change orders; the historical indications of the relationship of our backlog to revenues may not be indicative of their future relationship; we may be unable to maintain our information systems or effectively update them; customer or therapeutic concentration could harm our business; our business is subject to risks associated with international operations, including economic, political and other risks, such as compliance with a myriad of laws and regulations, complications from conducting clinical trials in multiple countries simultaneously and changes in exchange rates; the market for our services may not grow as we expect; government regulators or our customers may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; we may be unable to successfully develop and market new services or enter new markets; our failure to perform services in accordance with contractual requirements, regulatory standards and ethical considerations may subject us to significant costs or liability, which could also damage our reputation and cause us to lose existing business or not receive new business; our services are related to treatment of human patients, and we could face liability if a patient is harmed; we may be unable to successfully identify, acquire and integrate businesses, services and technologies; and we have substantial indebtedness and may incur additional indebtedness in the future, which could adversely affect our financial condition. For a further discussion of the risks relating to our business, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by our subsequent quarterly reports on Form 10-Q.

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

On July 1, 2015, we combined our global clinical trials laboratories business with the clinical trials laboratory operations of Quest Diagnostics Incorporated, or Quest, through the combination of our respective clinical trials laboratories operations, with the resulting combined business referred to as Q2 Solutions. We own 60% of Q2 Solutions and Quest owns the remaining 40%. We believe our combined capabilities will provide customers with globally scaled end-to-end clinical trials laboratory services and will strengthen our position as the second-largest provider of such services in the world. The Q2 Solutions transaction was accounted for as a business combination and is included in our consolidated financial information since the acquisition date with a noncontrolling interest for the portion which we do not own.

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

Foreign Currency Translation

In the first nine months of 2015, approximately 32% of our service revenues were denominated in currencies other than the United States dollar. Because a large portion of our service revenues and expenses are denominated in currencies other than the United States dollar and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our consolidated results. Foreign exchange rates in certain currencies in which we do business have fluctuated significantly in the three and nine months ended September 30, 2015 as compared to the same periods of the prior year, particularly the Euro, the Japanese Yen and the British Pound.

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

Backlog and Net New Business

We began 2015 with backlog of $11,244 million, which was 14% higher than at the beginning of 2014. Backlog at September 30, 2015 was $11,748 million.

Net new business decreased 23.0% in the third quarter of 2015 to $1,164 million from $1,512 million in the third quarter of 2014, driven by decreases in both Product Development and Integrated Healthcare Services. Product Development’s net new business decreased 23.4% to $971 million for the third quarter of 2015 as compared to $1,268 million for the same period in 2014. Product Development had growth in net new business in the third quarter of 2015 from core clinical services and the incremental impact from the businesses that Quest contributed to Q2 Solutions. These increases were more than offset by lower net new business for clinical trial support services primarily because the third quarter of 2014 included a renewal for net new business on a large five-year functional resourcing contract. Integrated Healthcare Services’ net new business decreased 20.7% to $193 million in the third quarter of 2015 as compared to $244 million for the same period in 2014, related primarily to a large cancelation for commercial services in North America as well as lower net new business for commercial services in Japan and for real-world and late phase research services.

Net new business decreased 4.5% in the first nine months of 2015 to $3,832 million from $4,014 million in the first nine months of 2014, driven by decreases in both Product Development and Integrated Healthcare Services. Product Development’s net new business decreased 3.7% to $3,025 million for the first nine months of 2015 as compared to $3,140 million for the same period in 2014. Product Development had growth in net new business in the first nine months of 2015 from core clinical services and the incremental impact from the businesses that Quest contributed to Q2 Solutions. These increases were more than offset by lower net new business for clinical trial support services primarily because the first nine months of 2014 included renewals of net new business for large five-year functional resourcing contracts. Integrated Healthcare Services’ net new business decreased 7.6% to $807 million in the first nine months of 2015 as compared to $874 million for the same period in 2014, related primarily to a large cancellation as well as lower signings for commercial services in North America, partially offset by net new business growth from real-world and late phase research services and from the Encore acquisition which closed in July 2014.

Refer to “Net New Business Reporting and Backlog” elsewhere within this section for more information on how we report on net new business and backlog.

Service Revenues

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in millions)
Service revenues	$1,093.5	$1,061.0	$32.5	3.1%

For the three months ended September 30, 2015, our service revenues increased $32.5 million, or 3.1%, as compared to the same period in 2014. This increase was comprised of constant currency service revenue growth of approximately $88.1 million, or 8.3%, and a negative impact of approximately $55.6 million from the effects of foreign currency fluctuations. The constant currency service revenue growth was comprised of a $72.4 million increase in Product Development, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, and a $15.7 million increase in Integrated Healthcare Services.

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in millions)
Service revenues	$3,197.8	$3,101.8	$96.0	3.1%

For the nine months ended September 30, 2015, our service revenues increased $96.0 million, or 3.1%, as compared to the same period in 2014. This increase was comprised of constant currency service revenue growth of approximately $272.8 million, or 8.8%, and a negative impact of approximately $176.8 million from the effects of foreign currency fluctuations. The constant currency service revenue growth was comprised of a $129.9 million increase in Product Development, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, and a $142.9 million increase in Integrated Healthcare Services, which includes the impact from the Encore acquisition which closed in July 2014.

 Costs of Revenue, Service Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in millions)
Costs of revenue, service costs	$683.1	$691.1	$2,028.7	$2,009.3
% of service revenues	62.5%	65.1%	63.4%	64.8%

When compared to the same period in 2014, service costs in the third quarter of 2015 decreased $8.0 million. This decrease included a constant currency increase in expenses of approximately $45.5 million, or 6.5%, which was more than offset by a positive impact of approximately $53.5 million from the effects of foreign currency fluctuations. The constant currency increase was comprised of a $39.1 million increase in Product Development, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, and a $6.4 million increase in Integrated Healthcare Services.

When compared to the same period in 2014, service costs in the first nine months of 2015 increased $19.4 million. This increase included a constant currency increase in expenses of approximately $179.9 million, or 9.0%, partially offset by a positive impact of approximately $160.5 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $83.6 million increase in Product Development, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, and a $96.3 million increase in Integrated Healthcare Services, which includes the impact from the Encore acquisition which closed in July 2014.

The decrease in service costs as a percent of service revenues for both the three and nine months ended September 30, 2015 was primarily as a result of an improvement in profit margin in the Product Development segment (including a benefit from restructuring activities and an increase in research and development credits as more fully described in the Product Development segment discussion later in this section) as well as the positive impact of foreign currency fluctuations. For the nine months ended September 30, 2015, the improvements in the Product Development segment more than offset the effect from a higher proportion of consolidated service revenues being contributed by our lower margin Integrated Healthcare Services segment when compared to the same period in the prior year.

Selling, General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in millions)
Selling, general and administrative	$231.4	$219.0	$676.9	$657.3
% of service revenues	21.2%	20.6%	21.2%	21.2%

The $12.4 million increase in selling, general and administrative expenses in the third quarter of 2015 included a constant currency increase of $23.8 million, or 10.9%, partially offset by a positive impact of approximately $11.4 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $20.7 million increase in Product Development, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, a $2.6 million increase in Integrated Healthcare Services, and a $579,000 increase in general corporate and unallocated expenses.

The $19.6 million increase in selling, general and administrative expenses in the first nine months of 2015 included a constant currency increase of $53.3 million, or 8.1%, partially offset by a positive impact of approximately $33.7 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $31.3 million increase in Product Development, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, a $17.5 million increase in Integrated Healthcare Services, which includes the impact from the Encore acquisition which closed in July 2014, and a $4.5 million increase in general corporate and unallocated expenses.

The constant currency increase for both the three and nine months ended September 30, 2015 for general corporate and unallocated expenses were primarily due to an increase in share-based compensation and costs associated with the Q2 Solutions transaction.

Restructuring Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Restructuring costs	$12.0	$1.8	$23.5	$3.7

We recognized $12.0 million and $23.5 million of restructuring charges, net of reversals for changes in estimates, during the three and nine months ended September 30, 2015, respectively, associated with both the February 2015 and the Q2 Solutions restructuring plans. The remaining actions are expected to occur throughout 2015, 2016 and 2017, and are expected to consist of severance, facility closure and other exit-related costs. We believe that these plans will result in annualized cost savings of approximately $50.0 million to $60.0 million.

Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Interest income	$(1.1)	$(0.6)	$(3.5)	$(2.9)
Interest expense	$25.4	$25.1	$76.3	$74.6

Interest income includes interest received primarily from bank balances and investments.

Interest expense during the three and nine months ended September 30, 2015 was higher than the same periods in 2014 due to an increase in the average debt outstanding, primarily as a result of the $275.0 million term loan that was issued under the receivables financing facility in December 2014 and the New Debt discussed in Liquidity and Capital Resources.

Loss on Extinguishment of Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Loss on extinguishment of debt	$—	$—	$7.8	$—

In the second quarter of 2015, we recognized a $7.8 million loss on extinguishment of debt related to the refinancing of our senior secured credit facilities. The loss on extinguishment of debt included $1.1 million of unamortized debt issuance costs, $1.3 million of unamortized discount and $5.4 million of related fees and expenses.

Other (Income) Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Other (income) expense, net	$(0.9)	$(7.8)	$7.9	$(9.6)

Other (income) expense, net for the third quarter of 2015 primarily included $2.1 million of foreign currency net gains. The third quarter of 2014 primarily consisted of $8.8 million in income related to the change in fair value of contingent consideration related to an acquisition, partially offset by other expenses, primarily consisting of $926,000 of foreign currency net losses.

Other (income) expense, net for the first nine months of 2015 primarily consisted of $644,000 of foreign currency net losses and $6.0 million of expense related to the change in fair value of contingent consideration related to an acquisition. The first nine months of 2014 included income of $8.6 million related to the change in fair value of contingent consideration related to an acquisition as well as a gain from the sale of marketable equity securities of $5.0 million, partially offset by other expenses, primarily consisting of $4.3 million of foreign currency net losses.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Income tax expense	$40.2	$41.3	$108.0	$111.0

The effective income tax rate was 28.0% and 31.1% in the third quarter of 2015 and 2014, respectively, and 28.4% and 30.1% in the first nine months of 2015 and 2014, respectively. The decrease in the effective income tax rate was due to an income tax benefit related to the reversal of uncertain tax positions for tax years whose statute of limitations expired in the third quarter of 2015 and also a change in the relative mix of the projected profitability between taxing jurisdictions.  These benefits were partially offset by additional income tax expense related to an increase in the amount of current year earnings of our foreign subsidiaries not considered permanently reinvested.

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Equity in earnings of unconsolidated affiliates	$5.4	$1.5	$8.0	$9.8

Equity in earnings of unconsolidated affiliates primarily includes gains from our investment in the NovaQuest Pharma Opportunities Fund III, L.P.

Net Loss (Income) Attributable to Noncontrolling Interests

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net loss (income) attributable to noncontrolling interests	$2.4	$(0.1)	$2.4	$(0.1)

Net loss (income) attributable to noncontrolling interests primarily includes Quest’s interest in Q2 Solutions.

Segment Results of Operations

Service revenues and income from operations by segment are as follows (dollars in millions):

Three Months Ended September 30, 2015 and 2014
	Service Revenues		Income from Operations		Operating Profit Margin
	2015	2014	2015	2014	2015	2014
Product Development	$810.1	$771.4	$181.4	$158.2	22.4%	20.5%
Integrated Healthcare Services	283.4	289.6	24.0	19.9	8.5	6.9
Total segments	1,093.5	1,061.0	205.4	178.1	18.8%	16.8%
General corporate and unallocated			(26.4)	(27.2)
Restructuring costs			(12.0)	(1.8)
Consolidated	$1,093.5	$1,061.0	$167.0	$149.1

Nine Months Ended September 30, 2015 and 2014
	Service Revenues		Income from Operations		Operating Profit Margin
	2015	2014	2015	2014	2015	2014
Product Development	$2,346.0	$2,323.4	$514.6	$477.2	21.9%	20.5%
Integrated Healthcare Services	851.8	778.4	60.9	40.5	7.1	5.2
Total segments	3,197.8	3,101.8	575.5	517.7	18.0%	16.7%
General corporate and unallocated			(83.4)	(82.5)
Restructuring costs			(23.5)	(3.7)
Consolidated	$3,197.8	$3,101.8	$468.6	$431.5

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of share-based compensation and expenses for corporate office functions such as senior leadership, finance, human resources, information technology, facilities and legal. We do not allocate restructuring charges to our segments.

Product Development

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in millions)
Service revenues	$810.1	$771.4	$38.7	5.0%
Costs of revenue, service costs	461.9	458.7	3.2	0.7
as a percentage of service revenues	57.0%	59.5%
Selling, general and administrative	166.8	154.5	12.3	8.0
as a percentage of service revenues	20.6%	20.0%
Segment income from operations	$181.4	$158.2	$23.2	14.7%
as a percentage of service revenues	22.4%	20.5%

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in millions)
Service revenues	$2,346.0	$2,323.4	$22.6	1.0%
Costs of revenue, service costs	1,352.7	1,374.5	(21.8)	(1.6)
as a percentage of service revenues	57.7%	59.2%
Selling, general and administrative	478.7	471.7	7.0	1.5
as a percentage of service revenues	20.4%	20.3%
Segment income from operations	$514.6	$477.2	$37.4	7.8%
as a percentage of service revenues	21.9%	20.5%

Service Revenues

Product Development’s service revenues were $810.1 million in the third quarter of 2015, an increase of $38.7 million, or 5.0%, over the same period in 2014. This increase was comprised of constant currency service revenue growth of $72.4 million, or 9.4%, partially offset by a negative impact of approximately $33.7 million from the effects of foreign currency fluctuations. The constant currency service revenue growth primarily included a volume-related increase of $27.7 million from clinical solutions and services and the incremental impact from the businesses that Quest contributed to Q2 Solutions.

The volume-related service revenue growth in the three months ended September 30, 2015 was related to an increase in core clinical services, clinical solutions provided on a functional resource basis and clinical trial support services. This growth was largely due to execution on the higher backlog in place as we entered the quarter.

Product Development’s service revenues were $2,346.0 million in the first nine months of 2015, an increase of $22.6 million, or 1.0%, over the same period in 2014. This increase was comprised of constant currency service revenue growth of $129.9 million, or 5.6%, partially offset by a negative impact of approximately $107.3 million from the effects of foreign currency fluctuations. The constant currency service revenue growth primarily included a volume-related increase of $92.3 million from clinical solutions and services and the incremental impact from the businesses that Quest contributed to Q2 Solutions, which was partially offset by a decrease of $7.5 million from advisory services.

The volume-related service revenue growth in the nine months ended September 30, 2015 was related to core clinical services, clinical solutions provided on a functional resource basis and clinical trial support services. This growth was due largely to execution on the higher backlog in place as we entered the year as well as from $16.9 million of revenue recognized in the second quarter of 2015 as a result of the release of deferred revenue upon early close out of a customer arrangement. Lower revenues from advisory services were primarily due to lower activity on projects related to regulatory compliance remediation.

Constant currency service revenue growth in both the three and nine months ended September 30, 2015 was negatively impacted by cancellations from 2014.

Costs of Revenue, Service Costs

Product Development’s service costs increased approximately $3.2 million in the third quarter of 2015 over the same period in 2014. This increase included a constant currency increase of $39.1 million, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by $35.9 million from the positive effects of foreign currency fluctuations.

The constant currency service costs growth for the three months ended September 30, 2015 was primarily due to the impact from the Q2 Solutions transaction and an increase in compensation and related expenses resulting from an increase in billable headcount as a result of the ramp up of new projects resulting from recent net new business, which we expect to continue over the remainder of the year, as well as annual merit increases. These increases in service costs were partially offset by efficiencies gained from restructuring activities taken in prior years.

Product Development’s service costs decreased approximately $21.8 million in the first nine months of 2015 over the same period in 2014. This decrease included $105.4 million from the positive effects of foreign currency fluctuations, partially offset by a constant currency increase of $83.6 million, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions.

The constant currency service costs growth for the nine months ended September 30, 2015 was primarily due to the impact from the Q2 Solutions transaction and an increase in compensation and related expenses resulting from an increase in billable headcount as a result of the ramp up of new projects resulting from recent net new business, which we expect to continue over the remainder of the year, as well as annual merit increases. These increases in service costs were partially offset by efficiencies gained from restructuring activities taken in prior years. Also contributing to the constant currency increase was $17.2 million of expense recognized in the second quarter of 2015 as a result of the release of deferred contract costs upon early close out of a customer arrangement. Service cost growth was partially offset by a $15.0 million increase in the benefit from research and development credits received in Europe, when compared to the same period in the prior year.

Selling, General and Administrative

Product Development’s selling, general and administrative expenses increased approximately $12.3 million, or 8.0%, in the third quarter of 2015 as compared to the same period in 2014. This increase was primarily caused by a constant currency increase of $20.7 million, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by a reduction of $8.4 million from the positive effects of foreign currency fluctuations.

Product Development’s selling, general and administrative expenses increased approximately $7.0 million, or 1.5%, in the first nine months of 2015 as compared to the same period in 2014. This increase was primarily caused by a constant currency increase of $31.3 million, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by a reduction of $24.3 million from the positive effects of foreign currency fluctuations.

For both the three and nine months ended September 30, 2015 the constant currency increase was primarily due to the incremental impact from the businesses that Quest contributed to Q2 Solutions, higher compensation and related expenses due to annual merit increases and an increase in headcount.

Integrated Healthcare Services

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in millions)
Service revenues	$283.4	$289.6	$(6.2)	(2.1)%
Costs of revenue, service costs	221.2	232.3	(11.1)	(4.8)
as a percentage of service revenues	78.0%	80.2%
Selling, general and administrative	38.2	37.4	0.8	2.0
as a percentage of service revenues	13.5%	12.9%
Segment income from operations	$24.0	$19.9	$4.1	20.9%
as a percentage of service revenues	8.5%	6.9%

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in millions)
Service revenues	$851.8	$778.4	$73.4	9.4%
Costs of revenue, service costs	676.0	634.8	41.2	6.5
as a percentage of service revenues	79.4%	81.6%
Selling, general and administrative	114.9	103.1	11.8	11.5
as a percentage of service revenues	13.5%	13.2%
Segment income from operations	$60.9	$40.5	$20.4	50.2%
as a percentage of service revenues	7.1%	5.2%

Service Revenues

Integrated Healthcare Services’ service revenues were $283.4 million in the third quarter of 2015, a decrease of $6.2 million, or 2.1%, over the same period in 2014. This decrease was comprised of a negative impact of approximately $21.9 million due to the effects of foreign currency fluctuations, partially offset by constant currency service revenue growth of $15.7 million, or 5.5%.

Integrated Healthcare Services’ service revenues were $851.8 million in the first nine months of 2015, an increase of $73.4 million, or 9.4%, over the same period in 2014. This increase was comprised of constant currency service revenue growth of $142.9 million, including $43.8 million from the Encore acquisition which closed in July 2014, or 18.3%, partially offset by a negative impact of approximately $69.5 million due to the effects of foreign currency fluctuations.

The increase in constant currency service revenues for the third quarter of 2015 was largely due to growth in real-world and late phase research services. The increase in constant currency service revenues for the first nine months of 2015 was due to the impact from the Encore acquisition which closed in July 2014, an increase in commercial services in North America, as well as growth in real-world and late phase research services. Both periods in 2015 were impacted by a decline in Europe due to the loss of revenue from an agreement to distribute pharmaceutical products in Italy that ended in the fourth quarter of 2014.

Costs of Revenue, Service Costs

Integrated Healthcare Services’ service costs decreased approximately $11.1 million in the third quarter of 2015. This decrease was comprised of a reduction of $17.5 million from the positive effects of foreign currency fluctuations, partially offset by a $6.4 million constant currency increase, or 2.8%.

Integrated Healthcare Services’ service costs increased approximately $41.2 million in the first nine months of 2015. This increase was comprised of a $96.3 million constant currency increase, or 15.2%, partially offset by a reduction of $55.1 million from the positive effects of foreign currency fluctuations.

The constant currency increase for both the three and nine months ended September 30, 2015 was due to an increase in compensation and related expenses resulting from an increase in billable headcount needed to support the higher volume of constant currency revenue and annual merit increases. These increases in compensation and related expenses were partially offset by a decline in other expenses directly related to the agreement to distribute pharmaceutical products in Italy, which ended in the fourth quarter of 2014. In addition, the increase in the nine months ended September 30, 2015 includes the impact from the Encore acquisition which closed in July 2014.

Selling, General and Administrative

Integrated Healthcare Services’ selling, general and administrative expenses were slightly higher in the third quarter of 2015 as compared to the same period in 2014. This increase was comprised of a $2.6 million constant currency increase, or 6.9%, partially offset by a reduction of $1.8 million from the positive effects of foreign currency fluctuations.

Integrated Healthcare Services’ selling, general and administrative expenses increased approximately $11.8 million, or 11.5%, in the first nine months of 2015 as compared to the same period in 2014. This increase was comprised of a $17.5 million constant currency increase, or 17.0%, partially offset by a reduction of $5.7 million from the positive effects of foreign currency fluctuations.

The constant currency increase for the nine months ended September 30, 2015 was primarily due to an increase in compensation and related expenses and the impact from the Encore acquisition which closed in July 2014.

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

We had a cash balance of $1,081.8 million at September 30, 2015 ($411.9 million of which was in the United States), an increase from $867.4 million at December 31, 2014.

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

As of September 30, 2015, we had $2.5 billion of total indebtedness, excluding $534.3 million of additional available borrowings under our revolving credit facilities. There were no amounts drawn on the revolving credit facilities in the first nine months of 2015. Our long-term debt arrangements contain usual and customary restrictive covenants, and as of September 30, 2015, we believe we were in compliance with these covenants.

See “Management’s Discussion and Analysis – Liquidity and Capital Resources” and Note 10 to our audited consolidated financial statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, for additional details regarding our credit arrangements.

Nine months ended September 30, 2015 and 2014

Cash Flow from Operating Activities

	Nine months ended September 30,
	2015	2014
	(in millions)
Net cash provided by operating activities	$269.4	$175.8

Cash provided by operating activities increased by $93.6 million during the first nine months of 2015 as compared to the same period in 2014. The increase in cash provided by operating activities primarily reflects the increase in net income including adjustments for non-cash items necessary to reconcile net income to cash provided by operating activities. Also contributing to the increase were lower payments for interest ($18.4 million) and income taxes ($28.5 million). These improvements in operating cash flow were partially offset by higher cash used in days sales outstanding, or DSO. The higher cash used in DSO reflects a nine-day increase in DSO in the first nine months of 2015 compared to a seven-day increase in DSO in the first nine months of 2014. DSO can shift significantly at each reporting period depending on the timing of cash receipts under contractual payment terms relative to the recognition of revenue over a project lifecycle.

Cash Flow from Investing Activities

	Nine months ended September 30,
	2015	2014
	(in millions)
Net cash used in investing activities	$(39.4)	$(145.9)

Cash used in investing activities decreased by $106.5 million during the first nine months of 2015 as compared to the same period in 2014. This decrease was primarily related to cash acquired in the Q2 Solutions transaction ($31.0 million) compared to cash used for the acquisition of businesses ($92.2 million) in 2014, partially offset by the termination of interest rate swaps in connection with the refinancing transaction during the first nine months of 2015 ($11.0 million).

Cash Flow from Financing Activities

	Nine months ended September 30,
	2015	2014
	(in millions)
Net cash provided by (used in) financing activities	$21.7	$(144.4)

Cash provided by financing activities was $21.7 million during the first nine months of 2015, as compared to cash used in financing activities of $144.4 million in the same period in 2014. The increase in cash provided by financing activities in the first nine months of 2015 was primarily related to net cash provided by debt refinancing ($178.3 million), higher cash from stock issued under employee stock purchase and option plans ($35.1 million), an increase in the excess tax benefits on stock option exercises ($22.3 million) and lower cash used related to stock option repurchases ($8.4 million), partially offset by higher cash used to repurchase common stock ($84.9 million).

Net New Business Reporting and Backlog

Net new business is the value of services awarded during the period from projects under signed contracts, letters of intent and, in some cases, pre-contract commitments, which are supported by written communications and adjusted for contracts that were modified or canceled during the period. Consistent with our methodology for calculating net new business during a particular period, backlog represents, at a particular point in time, future service revenues from work not yet completed or performed under signed contracts, letters of intent and, in some cases, pre-contract commitments that are supported by written communications. Once work begins on a project, service revenues are recognized over the duration of the project. Historically, net new business and backlog denominated in foreign currencies was valued each month throughout the year using foreign exchange rates that were in effect at the beginning of each fiscal year. Beginning with the first quarter of 2015, net new business and backlog denominated in foreign currencies is valued each month using the actual average foreign exchange rates in effect during the month. The application of this new approach to value foreign currency denominated net new business and backlog would not have had a significant impact to any prior period’s reported amounts, therefore historical amounts have not been restated to reflect this change in methodology. Included within backlog at September 30, 2015 is approximately $8,020 million of backlog that we do not expect to generate revenue in the next 12 months.

Backlog was as follows:

	September 30, 2015	December 31, 2014
	(in millions)
Backlog	$11,748	$11,244

Net new business was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net new business	$1,164	$1,512	$3,832	$4,014

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

Item 1A. Risk Factors

For a further discussion of the risks relating to our business, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by our subsequent quarterly reports on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Durham, State of North Carolina, on October 28, 2015.

QUINTILES TRANSNATIONAL HOLDINGS INC.

/s/ Kevin K. Gordon
Kevin K. Gordon Executive Vice President, Chief Operating Officer and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.1	Quintiles Transnational Corp. Elective Deferred Compensation Plan, as amended and restated.	X

10.2	Second Amendment, dated October 14, 2015, to Executive Employment Agreement, effective July 30, 2010, between Kevin K. Gordon and Quintiles Transnational Corp.		8-K	001-35907	10.1	October 19, 2015

10.3	Form of Non-Competition, Non-Solicitation, Confidentiality and IP Agreement.		8-K	001-35907	10.2	October 19, 2015

10.4	Letter Agreement, dated October 14, 2015, between Michael McDonnell and Quintiles Transnational Corp.		8-K	001-35907	10.3	October 19, 2015

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

		X