Form 10-K
period 2015-12-31
Quintiles Transnational Holdings Inc.
filed 2016-02-11
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price as reported on the New York Stock Exchange on June 30, 2015, the last business day of the registrant’s most recently completed second quarter, was approximately $5,835,192,138.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	119,384,993 shares outstanding as of February 4, 2016

Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

QUINTILES TRANSNATIONAL HOLDINGS INC.

FORM 10-K

In this document, unless otherwise stated or the context otherwise requires, references to “Quintiles,” “we,” “us,” “our,” or similar references mean Quintiles Transnational Holdings Inc. and its subsidiaries on a consolidated basis. References to “Quintiles Holdings” refer to Quintiles Transnational Holdings Inc. on an unconsolidated basis. References to “Quintiles Transnational” refer to Quintiles Transnational Corp., Quintiles Holdings’ wholly-owned subsidiary through which we conduct our operations.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements reflect, among other things, our current expectations, our forecasts and our anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.” Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I

Item 1. Business

Company Overview

We are the world’s largest provider of biopharmaceutical development services and commercial outsourcing services. We are positioned at the intersection of business services and healthcare and generated $4.3 billion of service revenues in 2015, conduct business in approximately 100 countries and have approximately 36,100 employees. We use the breadth and depth of our service offerings, our global footprint and our therapeutic, scientific and analytics expertise to help our biopharmaceutical customers, as well as other healthcare customers, to be more successful in an increasingly complex healthcare environment.

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

We are a leader in the development and commercialization of new pharmaceutical therapies. Our Product Development segment is the world’s largest contract research organization, or CRO, based upon the most recently available public information of reported service revenues, and is focused primarily on Phase II-IV clinical trials and associated laboratory and analytical activities. Our Integrated Healthcare Services segment includes one of the leading global commercial pharmaceutical sales and service organizations, in addition to healthcare business services for the broader healthcare sector, such as real world and late phase research, market access and consulting, health information analytics and technology consulting, and other healthcare solutions. Product Development contributed approximately 74% and Integrated Healthcare Services contributed approximately 26% to our 2015 service revenues. Additional information regarding our segments is presented in Note 20 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our global scale and capabilities enable us to work with the leading companies in the biopharmaceutical sector. During each of the last 13 years, we have worked with the 20 largest biopharmaceutical companies ranked by 2014 reported revenues. We have provided services in connection with the development or commercialization of 98 of the top 100 best-selling biopharmaceutical products and the top 50 best-selling biologic products, from 2014 as measured by reported sales.

In 2015, our service revenues were $4.3 billion and our net income attributable to our shareholders was $387.2 million. In addition, our 2015 net new business was $5.3 billion, and we ended the year with $12.0 billion in backlog. Our backlog at December 31, 2015 was diversified with 28% from top 10 biopharmaceutical companies, 23% with biopharmaceutical companies ranked as 11-20, 24% with biopharmaceutical companies ranked as 21-50, and 25% with biopharmaceutical companies outside the top 50, in each case, as ranked by 2014 sales. See Part I, Item 1, “Business—Net New Business Reporting and Backlog” for more detail. During each of the last eight years, we have had at least eight customers from whom we earned more than $100 million in service revenues. No single customer represented more than 10% of our 2015 revenues.

Our Markets

The market served by Product Development consists primarily of biopharmaceutical companies, including medical device and diagnostics companies, that outsource services associated with the development of pharmaceutical products, such as clinical trials. We estimate that total research and development spending was approximately $143 billion in 2015 of which biopharmaceutical spending on drug development was approximately $97 billion, and we estimate that our addressable market (clinical development spending excluding preclinical spending) was approximately $54 billion. The portion of this $54 billion that was outsourced in 2015, based on our estimates, was approximately $22 billion. We estimate, based on industry data, analysis, and our own estimates, that the potential market for Product Development’s services should experience a compound annual growth rate, or CAGR, of 6%-8% from 2015 through 2018 as a result of the increased outsourcing of research and development spending by biopharmaceutical companies in addition to increases over time in this overall spending as compared to 2014.

Integrated Healthcare Services primarily addresses markets related to the use of approved biopharmaceutical products. We estimate that total spending related to approved drugs, including biopharmaceutical spending on commercialization of these drugs and expenditures by participants in the broader healthcare market on real-world research, healthcare technology implementation analytics, and evidence-based medicine, exceeded $101 billion in 2015. Integrated Healthcare Services links product development to healthcare delivery. This segment’s services include commercial services such as recruiting, training, deploying and managing a global sales force, channel management, patient engagement services, market access consulting, brand communication, advisory services, and health information analytics and technology consulting. In addition, Integrated Healthcare Services offers real-world late phase services such as observational studies, comparative effectiveness studies and product and disease registry services, which are intended to help increase the quality and cost-effectiveness of healthcare and payer provider solutions. We believe that a combination of cost pressure in healthcare systems around the world and the increasing focus on the value and efficacy of pharmaceutical therapy provide us many opportunities to grow our revenues and expand our service offerings by improving the cost-effectiveness of drug therapies.

We believe that we are well-positioned to benefit from current trends in the biopharmaceutical and healthcare industries that affect our markets, including:

Trends in Research and Development Spending. We estimate that research and development spending was approximately $143 billion in 2015 and will grow to approximately $155 billion in 2018, with drug development accounting for approximately 68% of total expenditures. Research and development spending trends are impacted as a result of several factors, including major biopharmaceutical companies’ efforts to replenish revenues lost from the so-called “patent cliff” of recent years, increased access to capital by the small and midcap biotechnology industry, and recent increases in pharmaceutical approvals by regulatory authorities. In 2015, there were approximately 5,084 drugs in the Phase I-III development pipeline, an increase of 36% since 2010, and there were 45 new molecular entities approvals by the United States Food and Drug Administration, or FDA, which was the highest number of approvals in any of the past 19 years. We believe that further research and development spending, combined with the continued need for cost efficiency across the healthcare landscape, will continue to create opportunities for biopharmaceutical services companies, particularly those with a global reach and broad service offerings, to help biopharmaceutical companies with their pre- and post-launch product development and commercialization needs.

Growth in Outsourcing. We estimate that clinical development spending outsourced to CROs in Phases I-IV in 2015 was approximately $22 billion and will grow to approximately $28 billion by 2018. We expect outsourced clinical development to CROs to grow 6%-8% annually during this period, and believe this annual growth will be driven largely by increased outsourcing penetration, with up to 2% of this growth coming from increased research and development expenditures over 2015 to 2018. In estimating these growth rates, we monitor the ability of biopharmaceutical companies, including biotechnology companies, to raise capital, as well as the potential impact from merger and acquisition activity between biopharmaceutical companies. We estimate that overall outsourcing penetration of the addressable market in 2015 was 41%. The market served by Integrated Healthcare Services is diverse, which makes it difficult to estimate the current amount of outsourced integrated healthcare services and the expected growth in such services. However, based on our knowledge of these markets we believe that, while the rate of outsourcing penetration varies by market within Integrated Healthcare Services, the current outsourcing penetration of the estimated $101 billion market is approximately 23%. As business models continue to evolve in the healthcare sector, we believe that the growth rate for outsourcing across the Integrated Healthcare Services markets will be similar to the growth in clinical development.

We believe that we are well positioned for the future evolution of the healthcare sector as increasing demand from governments and other payers around the world for quality, accountability and value for money drive biopharmaceutical companies, providers and other healthcare organizations to transform their value chain away from a vertically integrated model to one that is more focused on their core competencies. In particular, we believe that the following trends will result in increased outsourcing to global biopharmaceutical services companies:

•

Maximizing Productivity and Lowering Costs. Declining research and development productivity, increased development costs and diminished returns on marketing and sales have negatively impacted biopharmaceutical companies. We believe that the need for biopharmaceutical companies to maximize productivity and lower costs in their product development and commercial operations will cause them to look to partners as they enter into outsourcing arrangements to improve efficiency, increase sales force utilization and effectiveness, improve clinical success rates and turn fixed costs into variable costs across their research and development and commercial operations.

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

•

Increased Importance of Product Development in Local Markets. Increasingly, regulators require clinical trials involving local populations as part of the process for approving new pharmaceutical products, especially in certain Asian and emerging markets. Understanding the epidemiological and physiological differences in different ethnic populations and being able to conduct clinical trials locally in certain geographies will be important to pharmaceutical product growth strategies, both for multinational and local/regional biopharmaceutical companies. We believe that our global clinical development capabilities and unmatched presence in Asia and other emerging markets make us a strong partner for biopharmaceutical companies managing the complexities of international drug development.

•

Increasing Number of Phase II-IV Clinical Trials. Based on the current and expected composition of the global drug development pipeline, we believe that spending on Phase II-IV clinical trials will continue to increase. As the complexity and cost of Phase II-IV clinical trials grow, clinical trial sponsors will continue to seek to recruit patients on a global basis. We believe that this increased spending and the demand for global patient recruitment will favor the limited number of biopharmaceutical services companies that have both the capabilities to administer large, complex global clinical trials and relationships with thought-leading investigators and clinical trial sites. In addition, as these drugs come to market, we believe that biopharmaceutical companies will also seek to outsource an increasing amount of the commercial and other integrated healthcare services necessary to effectively launch and market these drugs.

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

Global Scale and Leadership. We offer global capabilities in the biopharmaceutical services industry, with a presence in all of the major biopharmaceutical markets, including the United States, Japan, and Europe in addition to Brazil, Russia, India and China, or the BRIC countries. Our extensive global footprint provides us substantial local expertise in multinational patient populations and regulatory schemes that allows us to effectively serve customers worldwide. We believe that our industry leading size, global scale and significant technology and process capabilities differentiate us by enabling us to effectively manage increasingly complex and global clinical trials with continuous clinical data monitoring and niche pools of patients from around the world. We have earned a reputation as an industry and thought leader, which is reflected in our financial and operational performance. We believe we have the largest share of the outsourced global clinical and commercialization markets. Our broad geographic diversification is represented by operations in approximately 100 countries. Based on our public competitors’ most recently available information of reported service revenues, we believe we are the market leader in the United States, Japan and Europe, the three largest biopharmaceutical markets in the world. In addition, as of December 31, 2015, we had approximately 36,100 employees with the majority located outside the United States, including significant numbers in Japan and Europe. For more information regarding the geographic scope of our business, see Note 19 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For more information regarding our employee base, see “Employees” below.

Broad, Deep and Diverse Relationships. We believe that the breadth and depth of our service offerings allow us to establish and develop relationships with key decision makers throughout our customers’ organizations. During each of the last 13 years, we have worked with the 20 largest biopharmaceutical companies, as measured by their respective 2014 reported revenues. In 2015, we had 13 customers from whom we earned at least $100 million in service revenues. We also work with over 550 small, mid-size and other biopharmaceutical companies outside the 20 largest by revenues. We also have broad, deep and diverse relationships with clinics, large hospitals and health systems through which we have access to thousands of investigators and other providers worldwide. We intend to leverage our strong relationships to assist our customers as they seek to reduce and variabilize their cost structures while increasing their probability of product success.

Therapeutic and Scientific Expertise. We believe our deep scientific, therapeutic and domain expertise enables us to help customers solve the complex challenges inherent in drug development and commercialization. We also believe that the breadth of our expertise, from expert consulting to data-driven planning and design, enables us to help biopharmaceutical companies improve operational efficiency and outcomes. We have continued to invest in developing world-class scientific capabilities underpinned with a focus on delivering consistent, high-quality services to our customers throughout the world. We have a strong therapeutic focus on oncology, cardiovascular, central nervous system, diabetes and internal medicine as these five therapeutic areas represent more than 70% of the total biopharmaceutical product pipeline in 2015 and are generally highly complex and require significant scientific expertise and global scale. Our employees have substantial scientific, quantitative, analytical and applied technology skills and substantial expertise in numerous therapeutic areas, with over 3,000 Ph.D.s, medical doctors, statisticians and statistical programmers on our staff worldwide.

Integrated Services to Enable Better Decision-making in the Broader Healthcare Market. We believe that sustainable and growing revenue can be achieved through differentiation of services, coupled with deeper and broader relationships and a commitment to structuring flexible and innovative solutions to meet the diversified and changing needs of the healthcare industry. We use our extensive scope of services to design innovative and flexible solutions tailored for our customers’ needs in an increasingly complex environment. Our core market is product development, and we have deep and global expertise across the phases of this market from first-in-man clinical trials through post-marketing studies. Our services are designed to provide integrated solutions that address the complex challenges faced by a broad range of healthcare industry participants. We believe that our significant capabilities in analytics, clinical science and real-world data, combined with our broad commercial, consulting and post-launch expertise, will enable us to meet the research and analytical needs of healthcare industry participants from the development and commercialization organizations within traditional and emerging biopharmaceutical companies to the broader healthcare market, including the needs of payers and providers to measure the value of various treatments and patient outcomes.

Experienced, Highly Trained Management and Staff. Our senior management team includes executives with experience from inside and outside the biopharmaceutical and biopharmaceutical services industries who use their decades of experience to serve our customers and grow our company. Each of our executive officers has more than 25 years of experience in large, multinational organizations. Our management and staff are comprised of approximately 36,100 employees worldwide, of whom over 1,100 are medical doctors and approximately 1,050 possess a Ph.D. or equivalent. Our employees contribute to a company-wide culture focused on delivering services and information that meet or exceed the quality standards demanded by customers, doctors, patients and regulatory authorities. At this time, we have over 6,700 contract medical sales representatives, a sales force that is comparable in size to the sales forces of many large biopharmaceutical companies. We strive to maintain a culture that reinforces collaboration, motivation and innovation which is consistent with our core values and Code of Conduct: Doing the Right Thing.

Technology Solutions and Process/Data Capabilities. For over 33 years, we have been devoted to advancing state of the art technology, processes and analytics to optimize our service offerings and provide our customers with the information they need to quickly make critical decisions regarding the development and commercialization of their products. We have focused on investment in quality data, including de-identified electronic health records, or EHR. Because data are only as good as the analytics used to analyze them, we have also invested heavily in data analytics products, services and professionals. As part of this investment, we created our proprietary data integration tool, the Quintiles Infosario® platform, which is a suite of modules that integrates data from across multiple source systems to provide us and our customers with current, quality and comprehensive information regarding clinical trials, allowing decisions to be made quickly and efficiently. In addition, we have developed a planning and design platform and other software solutions to enable improvements to the drug development process and to demonstrate the value of biopharmaceutical products in the real world.

Our Services

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

Product Development Services		Integrated Healthcare Services

Project Management & Clinical Monitoring:	Q2 Solutions:	Commercial Services:
• Study Design & Operational Planning	• Clinical Trial Laboratories	• Contract Sales
• Investigator/Site Recruitment	• Genomic Laboratories	• Market Entry / Market Exit
• Site & Regulatory Start Up	• Bioanalytical Laboratories	• Integrated Channel Management
• Patient Recruitment		• Patient Engagement Services
• Clinical Monitoring	Strategic Planning & Design:	• Market Access & Commercialization Consulting
• Project Management	• Biomarkers, Genomics & Personalized Medicine	• Brand & Scientific Communications
• Late Phase Interventional	• Model Based Drug Development
	• Planning & Design	Real-World and Late Phase Research:
Clinical Trial Support Services:	• Regulatory Affairs Services	• Observational Studies
• Clinical Data Management		• Product and Disease Registries
• Biostatistical Services	Advisory Services:	• Comparative Effectiveness Studies
• Cardiac Safety & ECG Laboratory Services	• Product Development Strategy Consulting
• Safety & Pharmacovigilance Operations	• Regulatory & Compliance Consulting	Communication and Health
• Phase I Clinical Pharmacology Units	• Process & IT Implementation Consulting	Engagement Services:
• Digital Patient Services
• Brand and Scientific Communications

Other Healthcare Solutions:
• Payer & Provider Solutions
• Advisory Services

Product Development

Product Development provides services and expertise that enable biopharmaceutical companies to outsource the clinical development process from first-in-man clinical trials to post-launch monitoring. Product Development is comprised of Clinical Solutions & Services and Consulting. Clinical Solutions & Services provides services necessary to develop biopharmaceutical products, including project management and clinical monitoring functions for conducting multi-site clinical trials (generally Phase II-IV) and clinical trial support services that can improve clinical trial decision-making and data management and strategic planning and design services that can improve decisions and performance. Consulting provides strategy and management consulting services based on deep life science expertise and advanced analytics as well as regulatory and compliance consulting services.

Clinical Solutions & Services

Project Management and Clinical Monitoring

Drawing upon our years of experience, our site databases, our site relationships and our highly trained staff, Clinical Solutions & Services enables the efficient conduct and coordination of multi-site clinical trials (generally Phase II-IV). Clinical Solutions & Services’ service offerings include protocol design, feasibility and operational planning, site start up, patient recruitment, project management and monitoring of the investigator sites and data from patient visits.

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

Investigator/Site Recruitment. During clinical trials, the drug is administered to patients by physicians, referred to as investigators, at hospitals, clinics or other sites. The quality of a clinical trial is dependent on the quality of the investigators who perform the clinical trials. Through our global prime site and partner programs, we have established relationships with thousands of investigators who conduct our clinical trials worldwide. We provide our investigators the resources and tools they need to effectively conduct the clinical trials.

Site and Regulatory Start Up. The process of identifying, training and contracting with sites while also securing regulatory and ethics approval is a complex and time-consuming aspect of clinical trials. We have a dedicated unit that draws upon our experience from participating in clinical trials globally across multiple therapeutic areas for over 30 years. We utilize technology and analytics to simplify and streamline this process, reducing time to first patient in and laying the groundwork for successful clinical trial execution.

Patient Recruitment. We assist our customers in recruiting patients for clinical trials through investigator relationships, media advertising, use of web-based techniques and other methods. We also help to ensure patients are retained for the duration of the clinical trials. We use informatics tools and media-based recruitment methods to identify, reach and recruit the appropriate patients. Our patient recruitment system includes informatics tools and media-based recruitment methods to provide broad pools of prescreened patients as well as an efficient enrollment process and a call center. Through our global patient recruitment programs, we have enrolled on average over 100,000 patients in Phase I-III clinical trials annually during the last seven years.

Clinical Monitoring. We deploy and manage clinical research associates, or CRAs, to work with and monitor sites to assure the quality of the data, which we gather according to Good Clinical Practice, or GCP, and International Conference on Harmonisation, or ICH, regulations and guidelines, and to meet the customers’ and regulatory authorities’ requirements according to the study protocol. CRAs also assist with site initiation, training, patient enrollment and retention. Regulatory authorities are encouraging the use of innovative approaches in clinical trial monitoring, and we have deployed targeted, data-driven, risk-based, monitoring techniques to improve monitoring efficiency and effectiveness, focusing on the areas most likely to impact the quality of the data and safety of the patients in their particular clinical trial.

Project Management. Our project managers help customers navigate the complexity of the clinical trial process and coordinate all of the various activities, data streams and timelines associated therewith. Aligned by therapeutic experience, our project managers highlight risks before they become issues, while managing budgets and timelines. As clinical trials become more complex, project managers are becoming increasingly important in ensuring clinical trials are completed successfully.

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

Clinical Data Management. Our data management services provide support for the collection, organization, validation and analysis of clinical data. Data used can be captured via electronic data capture, or EDC, or from paper. These databases include customized databases to meet customer-specific formats, integrated databases to support regulatory submissions to numerous regulatory authorities around the world, including, for example, to the FDA to support new drug applications, or NDAs, new biological license applications, or BLAs, and premarket approval applications, or PMAs, for medical devices.

Biostatistical Services. We provide statistical analyses of scientific databases for all phases of the drug development process. Biostatistics is at the core of every clinical trial, and we have been pioneering the use of biostatistics since our founding in 1982. We have more than 850 biostatisticians and statistical programmers around the world, of whom approximately 60% have advanced degrees. We use biostatistics to assist our customers in speeding drug development, staying current with evolving best practices, navigating regulatory requirements and developing and qualifying biomarkers.

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

Phase I Clinical Pharmacology Services. Phase I clinical trials often involve testing a new drug on a limited number of healthy volunteers and patients. For such Phase I clinical trials, we own and operate clinical pharmacology units (Phase I clinics) where we perform the core clinical functions related to these clinical trials, with support from the specialized expertise and functions from other members of Clinical Solutions & Services. Our Phase I clinical trial capabilities include dose ranging, bioavailability/bioequivalence studies, PK/PD modeling, first administration to humans, multiple dose tolerance, dose effect relationship and metabolism studies.

Q2 Solutions

We provide our customers globally scaled end-to-end clinical trial laboratory and research services through our majority-owned joint venture with Quest Diagnostics Incorporated, or Quest, which was formed on July 1, 2015. The following clinical trial, genomic, and bioanalytical laboratory service offerings operate within the joint venture which is referred to as Q2 Solutions:

Clinical Trial Laboratories. We support the laboratory testing and reporting needs inherent in all phases of clinical trials, offering globally harmonized safety and efficacy biomarker testing through the world’s largest, network of clinical trial laboratories with individual College of American Pathologists accreditations. Services include assay development and validation, the provision of protocol-specific clinical trial materials, customized lab report design, and specimen management and archival. We support clinical trials anywhere in the world through facilities in the United States, the United Kingdom, South Africa, India, China, Singapore and Japan, and a tightly coordinated network of affiliated laboratories in Argentina and Brazil. Our global processes and harmonization scheme are designed to help ensure the standardization of laboratory test results and integrated, comparable data collection, management and transfer, including providing direct electronic integration of laboratory data into safety and efficacy reports for NDA submissions.

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

Model-Based Drug Development. We have extensive capabilities in the development and use of modeling and simulation techniques to improve decision-making through scenario analysis at key points in the drug development process. Services include population PK/PD modeling and simulation to identify the concentration-response relationship and best doses to pursue in later testing, and clinical trial simulation to test various clinical trial design options simulated on computers before performing the actual clinical trial.

Planning and Design. Our Center for Integrated Drug Development has developed an innovative approach to strategic clinical research planning with a design platform that includes a modeling and simulation process for scenario planning and risk assessment to support portfolio, program development and protocol planning.

Regulatory Affairs Services. We provide comprehensive medical and regulatory affairs services for our biopharmaceutical customers. Our medical services include medical oversight of clinical trials, review and interpretation of adverse experiences, medical writing of reports and clinical trial protocols and strategic planning of drug development programs. Regulatory services for product registration include regulatory strategy design, document preparation, publishing, consultation and liaison with various regulatory authorities.

Advisory Services

We offer our customers consulting services based on our experience with the product life cycle. By operating at the intersection of three core capabilities—strategy, data and analytics—and by providing access to the deep domain expertise offered by our various service lines, we can develop pragmatic solutions that help biopharmaceutical companies anticipate and address their myriad of challenges and opportunities.

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

Real-World and Late Phase Research

Since 2011, our Real World and Late Phase Research group has provided clinical services for more than 415 patient registries and post-approval programs with expertise across approximately 100 countries and numerous therapeutic areas. We provide real-world and late phase research to monitor safety and evaluate benefit-risk, demonstrate effectiveness, gain market access and expand labeling and approved indications. Services offered include observational studies, product and disease registries, safety and surveillance, risk management and risk evaluation and mitigation strategies, comparative and cost effectiveness, expanded labeling, health economics and outcomes, patient-reported outcomes, quality of life, medical record review, and electronic medical record and EHR studies.

Communication and Health Engagement Services

Digital Patient Services. Our digital patient services are designed to find and mobilize patients into clinical research, observational studies and disease management programs, retain patients through engagement strategies, and generate evidence such as patient reported outcomes, laboratory data and device diagnostics directly from patients

Brand and Scientific Communications. Our communications group offers a range of pre-launch, launch and post-launch services, beginning in the early stages of product development and continuing until the product reaches peak penetration. Services include communications strategies and planning, product positioning and branding, opinion leader development, faculty training, symposia, promotional programs, sponsored publications, new media-based programs, patient education and clinical experience programs (either standalone or supporting their health management services). As early as Phase I and Phase II clinical trials, we can begin to develop and disseminate scientific information, and develop and present educational forums to help gain opinion leader support for a new drug.

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

Our Customers and Marketing

We take a holistic customer-oriented view toward business development. Our integrated business development group is responsible for assessing our customers’ current and future needs and helping to define the right service offerings to be delivered at the right time. We conduct business development efforts across our service offerings and within many individual service offerings, and in order to foster accountability in key service offering areas, each offering area has a designated leader who drives the financial contribution for that offering area. This management structure directs the selling and business development personnel in each of our major locations in the United States and throughout Europe, Asia, Japan, Canada and Latin America, providing coverage to both multinational and regional/domestic biopharmaceutical companies. We maintain dedicated customer teams that deliver customized solutions from the full breadth and depth of our service offerings for the world’s leading biopharmaceutical companies, and continue to evolve our relationships with our mid-size, small, and other biopharmaceutical customers outside the 20 largest biopharmaceutical companies based on 2014 reported revenues.

In 2015, we earned service revenues of over $100 million each in six countries in North America, Europe and Asia. Please refer to Note 19 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding our foreign and domestic operations in 2015, 2014 and 2013. For a discussion of risks attendant to our foreign operations, see “Risk Factors—Our business is subject to international economic, political and other risks that could negatively affect our results of operations and financial condition.”

Our service revenues were attributed to our segments as follows:

	Year Ended December 31,
	2015	2014	2013
Product Development	73.8%	74.4%	76.7%
Integrated Healthcare Services	26.2	25.6	23.3
Total	100.0%	100.0%	100.0%

Additional information regarding our segments is presented in Note 20 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

No single customer accounted for 10% or more of our consolidated service revenues in 2015, 2014 or 2013. In the past, we have derived, and may in the future derive, a significant portion of our service revenues from a relatively limited number of major projects or customers. As biopharmaceutical companies continue to outsource large projects and/or functions to fewer providers, this concentration of business could increase.

Our Competition

The market for our product development services is highly competitive, and we compete against traditional CROs, the in-house research and development departments of biopharmaceutical companies, universities and teaching hospitals. Among the traditional CROs, there are several-hundred small, limited-service providers, several medium-sized firms and only a few full-service companies with global capabilities. Consolidation among CROs likely will result in greater competition among the larger CROs for customers, clinical personnel and acquisition candidates. Product Development’s primary competitors include Pharmaceutical Product Development, Inc., PAREXEL International Corporation, ICON plc, inVentiv Health, Inc., or inVentiv, INC Research, PRA International, and Covance Inc., the drug development business of Laboratory Corporation of America Holdings, or LabCorp, among others. Competitive factors for product development services include:

•	previous experience and relationships;
•	medical and scientific experience in specific therapeutic areas;
•	the quality of contract research;
•	speed to completion;
•	the ability to organize and manage large scale clinical trials on a global basis;
•	the ability to manage large and complex medical databases;
•	the ability to provide statistical, regulatory and consulting services;
•	the ability to recruit investigators and patients expeditiously;
•	the ability to deploy and integrate IT systems to improve the efficiency of contract research;
•	risk and reward sharing;
•	the ability to form strategic alliances;
•	a global presence with strategically located facilities and breadth of service offerings;
•	financial strength and stability; and
•	price.

Integrated Healthcare Services competes in the post-approval and commercialization arenas. In the post-approval arena our solutions compete against real-world and late phase research providers including boutique firms, divisions of biopharmaceutical companies and divisions of traditional CRO’s (noted above). Our commercial solutions compete against the in-house sales and marketing departments of biopharmaceutical companies, other contract pharmaceutical sales and service organizations and consulting firms. Integrated Healthcare Services’ primary commercial competitors in the United States include inVentiv, PDI, Inc., which sold its commercial services business to Publicis Healthcare Communications Group during the fourth quarter of 2015, and Publicis Selling Solutions. Outside of the United States, Integrated Healthcare Services commercial teams typically compete against single country or more regionally focused commercial service providers, such as United Drug plc, inVentiv, EPS Corporation and CMIC HOLDINGS Co., Ltd in Japan. The primary competitive factors affecting Integrated Healthcare Services are breadth of service offering and ability to deploy in an integrated manner, quality and track record, i.e. the proven ability to quickly assemble, train and manage large qualified commercial teams on a global footprint and price.

Notwithstanding these competitive factors, we believe that the synergies arising from integrating product development services with commercial services, supported by therapeutic and scientific expertise, global operations, data analysis and the ability to form long term strategic alliances with biopharmaceutical companies, differentiate us from our competitors.

Government Regulation

Many aspects of our businesses are regulated by federal and state laws, rules and regulations. Accordingly, we maintain a comprehensive compliance program and we believe we operate our business in substantial compliance with all existing legal requirements material to the operation of our businesses. There are, however, significant uncertainties involving the application of various legal requirements, the violation of which could result in, among other things, sanctions. See “Part I — Item 1A — Risk Factors” for additional detail.

Good Clinical Practice

GCP regulations and guidelines contain the industry standards for the conduct of clinical trials with respect to the integrity of the data and safety of the research subjects. The FDA, the European Medicines Agency, or EMA, Japan’s Ministry of Health, Labour and Welfare and many other regulatory authorities require that study results and data submitted to such authorities be based on clinical trials conducted in accordance with GCP provisions. Records for clinical trials must be maintained for specified periods for inspection by the FDA and other regulators. Significant non-compliance with GCP requirements can result in the disqualification by regulators of data collected during the clinical trial.

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

In particular, personal health-related information is recognized in many countries such as the United States, the European Union, or EU, and several countries in Asia, as a special, sensitive category of personal information, subject to additional mandatory protections. Violations of data protection regulations are subject to administrative penalties, civil money penalties and criminal prosecution, including corporate fines and personal liability.

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

Our Intellectual Property

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

Net New Business Reporting and Backlog

Net new business is the value of services awarded during the period from projects under signed contracts, letters of intent and, in some cases, pre-contract commitments, which are supported by written communications and adjusted for contracts that were modified or canceled during the period. Net new business under sole provider arrangements is recorded over the life of the arrangement as projects are awarded. Consistent with our methodology for calculating net new business during a particular period, backlog represents, at a particular point in time, future service revenues from work not yet completed or performed under signed contracts, letters of intent and, in some cases, pre-contract commitments that are supported by written communications. Once work begins on a project, service revenues are recognized over the duration of the project. Historically, net new business and backlog denominated in foreign currencies were valued each month throughout the year using foreign exchange rates that were in effect at the beginning of each fiscal year. Beginning with the first quarter of 2015, net new business and backlog denominated in foreign currencies are valued each month using the actual average foreign exchange rates in effect during the month. The application of this new approach to value foreign currency denominated net new business and backlog would not have had a significant impact to any prior period’s reported amounts; therefore historical amounts have not been restated to reflect this change in methodology. Included within backlog at December 31, 2015 is approximately $8,188 million of backlog that we do not expect to generate revenue in the next 12 months.

Backlog was as follows:

	December 31,
	2015	2014
	(in millions)
Backlog	$12,038	$11,244

Net new business was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Product Development	$4,121	$4,374	$3,772
Integrated Healthcare Services	1,198	1,228	1,127
Total	$5,319	$5,602	$4,899

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

Employees

As of December 31, 2015, we had approximately 36,100 full-time equivalent employees in approximately 60 countries, comprised approximately of 12,800 in the Americas region, 10,900 in the Europe and Africa region and 12,400 in the Asia-Pacific region, with at least 500 employees in more than 10 countries around the world. As of December 31, 2015, Product Development and Integrated Healthcare Services had approximately 24,800 and 9,500 full-time equivalent employees, respectively. In addition, our centralized operations/corporate office had approximately 1,800 full-time equivalent employees.

The success of our business depends upon our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers in the United States and overseas for skilled personnel, particularly those with Ph.D., M.D. or equivalent degrees or training, is high. We believe that our brand recognition and our multinational presence are an advantage in attracting qualified candidates. In addition, we believe that the wide range of clinical trials in which we participate allows us to offer broad experience to clinical researchers. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. Employees in some of our non-United States locations are represented by works councils as required by local laws. We believe that our relations with our employees are good.

Available Information

Our website address is www.quintiles.com, and our investor relations website is located at http://investors.quintiles.com. Information on our website is not incorporated by reference herein. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our Proxy Statements for our annual meetings of shareholders, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission, or the SEC. Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Most of our customers can terminate our contracts upon 30 to 90 days notice. Our customers may delay, terminate or reduce the scope of our contracts for a variety of reasons beyond our control, including but not limited to:

•	decisions to forego or terminate a particular clinical trial;
•	lack of available financing, budgetary limits or changing priorities;
•	actions by regulatory authorities;
•	production problems resulting in shortages of the drug being tested;
•	failure of products being tested to satisfy safety requirements or efficacy criteria;
•	unexpected or undesired clinical results for products;
•	insufficient patient enrollment in a clinical trial;
•	insufficient investigator recruitment;
•	shift of business to a competitor or internal resources;
•	product withdrawal following market launch; or
•	shut down of manufacturing facilities.

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

Most of our contracts are either fee for service contracts or fixed-fee contracts. Our past financial results have been, and our future financial results may be, adversely impacted if we initially underprice our contracts or otherwise overrun our cost estimates and are unable to successfully negotiate a change order. Change orders typically occur when the scope of work we perform needs to be modified from that originally contemplated by our contract with the customer. Modifications can occur, for example, when there is a change in a key clinical trial assumption or parameter or a significant change in timing. Where we are not successful in converting out-of-scope work into change orders under our current contracts, we bear the cost of the additional work. Such underpricing, significant cost overruns or delay in documentation of change orders could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Our backlog at December 31, 2015 was $12,038 million compared to backlog of $11,244 million at December 31, 2014. Although an increase in backlog will generally result in an increase in revenues to be recognized over time (depending on the level of cancellations), an increase in backlog at a particular point in time does not necessarily correspond directly to an increase in revenues during a particular period. The extent to which contracts in backlog will result in revenue depends on many factors, including but not limited to delivery against projected schedules, the need for scope changes (change orders), contract cancellations and the nature, duration, size, complexity and phase of the contracts, each of which factors can vary significantly from time to time. Our $12,038 million of backlog at December 31, 2015 included approximately $8,188 million of backlog that we do not expect to generate revenue in 2016 as compared to our $11,244 million of backlog at December 31, 2014, which included approximately $7,593 million of backlog that we did not expect to generate revenue in 2015.

The rate at which our backlog converts to revenue may vary over time for a variety of reasons. The revenue recognition on larger, more global projects could be slower than on smaller, less global projects for a variety of reasons, including but not limited to an extended period of negotiation between the time the project is awarded to us and the actual execution of the contract, as well as an increased timeframe for obtaining the necessary regulatory approvals. Additionally, the increased complexity of clinical trials and the need to enroll precise patient populations could extend the length of clinical trials causing revenue to be recognized over a longer period of time. Further, delayed projects will remain in backlog, unless otherwise canceled by the customer, and will not generate revenue at the rate originally expected. Thus, the relationship of backlog to realized revenues may vary over time.

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

The materialization of any of these risks may impede the processing of data, the delivery of databases and services, and the day-to-day management of our business and could result in the corruption, loss or unauthorized disclosure of proprietary, confidential or other data. While we have disaster recovery plans in place, they might not adequately protect us in the event of a system failure. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities could result in interruptions in the flow of data to our servers and from our servers to our customers. Corruption or loss of data may result in the need to repeat a clinical trial at no cost to the customer, but at significant cost to us, the termination of a contract or damage to our reputation. Additionally, significant delays in system enhancements or inadequate performance of new or upgraded systems once completed could damage our reputation and harm our business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, could adversely affect our businesses. Although we carry property and business interruption insurance, our coverage might not be adequate to compensate us for all losses that may occur.

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

Although we did not have any customer that represented 10% or more of our service revenues in 2015, 2014, or 2013, we derive the majority of our revenues from a number of large customers. If any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

Additionally, conducting multiple clinical trials for different customers in a single therapeutic class involving drugs with the same or similar chemical action has in the past and may in the future adversely affect our business if some or all of the clinical trials are canceled because of new scientific information or regulatory judgments that affect the drugs as a class or if industry consolidation results in the rationalization of drug development pipelines. Similarly, marketing and selling drugs for different biopharmaceutical companies with similar chemical actions subjects us to risk if new scientific information or regulatory judgment prejudices the drugs as a class, which may lead to compelled or voluntary prescription limitations or withdrawal of some or all of such drugs from the market.

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

We have significant operations in foreign countries that may require complex arrangements to deliver services on global contracts for our customers. Additionally, we have established operations in locations remote from our most developed business centers. As a result, we are subject to heightened risks inherent in conducting business internationally, including the following:

•

conducting a single clinical trial across multiple countries is complex, and issues in one country, such as a failure to comply with local regulations or restrictions, may affect the progress of the clinical trial in the other countries, for example, by limiting the amount of data necessary for a clinical trial to proceed, resulting in delays or potential cancellation of contracts, which in turn may result in loss of revenue;

•

the United States or foreign countries could enact legislation or impose regulations or other restrictions, including unfavorable labor regulations, tax policies or economic sanctions, which could have an adverse effect on our ability to conduct business in or expatriate profits from the countries in which we operate;

•

foreign countries are expanding or may expand their regulatory framework with respect to patient informed consent, protection and compensation in clinical trials, which could delay or inhibit our ability to conduct clinical trials in such jurisdictions;

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
•

natural disasters, pandemics or international conflict, including terrorist acts, could interrupt our services, endanger our personnel or cause project delays or loss of clinical trial materials or results.

These risks and uncertainties could negatively impact our ability to, among other things, perform large, global projects for our customers. Furthermore, our ability to deal with these issues could be affected by applicable United States laws and the need to protect our assets. Any such risks could have an adverse impact on our financial condition and results of operations.

Due to the global nature of our business, we may be exposed to liabilities under the United States Foreign Corrupt Practices Act and various non-United States anti-corruption laws, and any allegation or determination that we violated these laws could have a material adverse effect on our business.

We are required to comply with the FCPA and other United States and non-United States anti-corruption laws, which prohibit companies from engaging in bribery including corruptly or improperly offering, promising, or providing money or anything else of value to non-United States officials and certain other recipients. In addition, the FCPA imposes certain books, records, and accounting control obligations on public companies and other issuers. We operate in parts of the world in which corruption can be common and compliance with anti-bribery laws may conflict with local customs and practices. Our global operations face the risk of unauthorized payments or offers being made by employees, consultants, sales agents, and other business partners outside of our control or without our authorization. It is our policy to implement safeguards to prohibit these practices by our employees and business partners with respect to our operations. However, irrespective of these safeguards, or as a result of monitoring compliance with such safeguards, it is possible that we or certain other parties may discover or receive information at some point that certain employees, consultants, sales agents, or other business partners may have engaged in corrupt conduct for which we might be held responsible. Violations of the FCPA or other non-United States anti-corruption laws may result in restatements of, or irregularities in, our financial statements as well as severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In some cases, companies that violate the FCPA may be debarred by the United States government and/or lose their United States export privileges. Changes in anti-corruption laws or enforcement priorities could also result in increased compliance requirements and related costs which could adversely affect our business, financial condition and results of operations. In addition, the United States or other governments may seek to hold us liable for successor liability FCPA violations or violations of other anti-corruption laws committed by companies in which we invest or that we acquired or will acquire.

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

We contract with biopharmaceutical companies to perform a wide range of services to assist them in bringing new drugs to market. Our services include monitoring clinical trials, data and laboratory analysis, EDC, patient recruitment and other related services. Such services are complex and subject to contractual requirements, regulatory standards and ethical considerations. For example, we must adhere to regulatory requirements such as the FDA and current GCP, GLP and GMP requirements. If we fail to perform our services in accordance with these requirements, regulatory agencies may take action against us for failure to comply with applicable regulations governing clinical trials or sales and marketing practices. Such actions may include sanctions, such as injunctions or failure of such regulatory authorities to grant marketing approval of products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages or fines. Customers may also bring claims against us for breach of our contractual obligations and patients in the clinical trials and patients taking drugs approved on the basis of those clinical trials may bring personal injury claims against us for negligence. Any such action could have a material adverse effect on our results of operations, financial condition and reputation.

Such consequences could arise if, among other things, the following occur:

Improper performance of our services. The performance of clinical development services is complex and time-consuming. For example, we may make mistakes in conducting a clinical trial that could negatively impact or obviate the usefulness of the clinical trial or cause the results of the clinical trial to be reported improperly. If the clinical trial results are compromised, we could be subject to significant costs or liability, which could have an adverse impact on our ability to perform our services. As examples:

•	non-compliance generally could result in the termination of ongoing clinical trials or sales and marketing projects or the disqualification of data for submission to regulatory authorities;
•

compromise of data from a particular clinical trial, such as failure to verify that informed consent was obtained from patients, could require us to repeat the clinical trial under the terms of our contract at no further cost to our customer, but at a substantial cost to us; and

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

Insufficient customer funding to complete a clinical trial. As noted above, clinical trials can cost hundreds of millions of dollars. There is a risk that we may initiate a clinical trial for a customer, and then the customer becomes unwilling or unable to fund the completion of the clinical trial. In such a situation, notwithstanding the customer’s ability or willingness to pay for or otherwise facilitate the completion of the clinical trial, we may be ethically bound to complete or wind down the clinical trial at our own expense.

Our research and development services could subject us to potential liability that may adversely affect our results of operations and financial condition.

Our business involves the testing of new drugs on patients in clinical trials and, if marketing approval is granted, the availability of these drugs to be prescribed to patients. Our involvement in the clinical trials and development process creates a risk of liability for personal injury to or death of patients, particularly those with life-threatening illnesses, resulting from adverse reactions to the drugs administered during testing or after product launch, respectively. For example, we have from time to time been sued and may be sued in the future by individuals alleging personal injury due to their participation in clinical trials and seeking damages from us under a variety of legal theories. Although we maintain the types and amounts of insurance we view as customary in the industries and countries in which we operate, if we are required to pay damages or incur defense costs in connection with any personal injury claim that is outside the scope of indemnification agreements we have with our customers, if any indemnification agreement is not performed in accordance with its terms or if our liability exceeds the amount of any applicable indemnification limits or available insurance coverage, our financial condition, results of operations and reputation could be materially and adversely affected. Currently, we maintain professional liability insurance, including products liability for completed operations coverage, with annual aggregate limits in excess of $50.0 million. In the future, we may not be able to get adequate insurance for these types of risks at reasonable rates.

We also contract with physicians to serve as investigators in conducting clinical trials. If the investigators commit errors or make omissions during a clinical trial that result in harm to clinical trial patients or after a clinical trial to a patient using the drug after it has received regulatory approval, claims for personal injury or products liability damages may result. Additionally, if the investigators engage in fraudulent behavior, clinical trial data may be compromised, which may require us to repeat the clinical trial or subject us to liability. We do not believe we are legally responsible for the medical care rendered by such third-party investigators, and we would vigorously defend any claims brought against us. However, it is possible we could be found liable for claims with respect to the actions of third-party investigators.

Some of our services involve direct interaction with clinical trial subjects or volunteers and operation of Phase I clinical facilities, which could create potential liability that may adversely affect our results of operations and financial condition.

We operate facilities where Phase I clinical trials are conducted, which ordinarily involve testing an investigational drug on a limited number of healthy individuals, typically 20 to 80 persons, to determine such drug’s basic safety. Failure to operate such a facility in accordance with applicable regulations could result in that facility being shut down, which could disrupt our operations. Additionally, we face risks associated with adverse events resulting from the administration of such drugs to healthy volunteers and the professional malpractice of medical care providers. Occasionally, physicians employed at our Phase I clinical facilities act as principal investigators in later-phase clinical trials at those same facilities. We also directly employ nurses and other trained employees who assist in implementing the testing involved in our clinical trials, such as drawing blood from healthy volunteers. Any professional malpractice or negligence by such investigators, nurses or other employees could potentially result in liability to us in the event of personal injury to or death of a healthy volunteer in clinical trials. This liability, particularly if it were to exceed the limits of any indemnification agreements and insurance coverage we may have, may adversely affect our financial condition, results of operations and reputation.

Our commercial services could result in liability to us if a drug causes harm to a patient. While we are generally indemnified and insured against such risks, we may still suffer financial losses.

When we market drugs under contract for a biopharmaceutical company, we could suffer liability for harm allegedly caused by those drugs, either as a result of a lawsuit against the biopharmaceutical company to which we are joined, a lawsuit naming us or any of our subsidiaries or an action launched by a regulatory body. While we are generally indemnified by the biopharmaceutical company for the action of the drugs we market on its behalf, and we carry insurance to cover harm caused by our negligence in performing services, it is possible that we could nonetheless incur financial losses, regulatory penalties or both. In particular, any claim could result in potential liability for us if the claim is outside the scope of the indemnification agreement we have with the biopharmaceutical company, the biopharmaceutical company does not abide by the indemnification agreement as required or the liability exceeds the amount of any applicable indemnification limits or available insurance coverage. Such a finding could have an adverse impact on our financial condition, results of operations and reputation. Furthermore, negative publicity associated with harm caused by drugs we helped to market could have an adverse effect on our business and reputation.

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

If we lose the services of key personnel or are unable to recruit additional qualified personnel, our business could be adversely affected

Our success substantially depends on the collective performance, contributions and expertise of our personnel including senior management and key personnel, qualified professional, scientific and technical operating staff and qualified sales representatives for our contract sales services. There is significant and increasing competition for qualified personnel, particularly those with higher educational degrees, such as a medical degree, a Ph.D. or an equivalent degree, or relevant experience as a clinical research associate in the biopharmaceutical and biopharmaceutical services industries. Competition for qualified personnel in certain geographic regions, such as North America and Asia, is putting additional pressure on our business. In addition, the departure of our key employees, or our inability to continue to identify, attract and retain qualified personnel or replace any departed personnel in a timely fashion, may impact our ability to grow our business and compete effectively in our industry and may negatively affect our ability to meet financial and operational goals.

Exchange rate fluctuations may affect our results of operations and financial condition.

In 2015, approximately 32% of our service revenues were denominated in currencies other than the United States dollar. Because a large portion of our service revenues and expenses are denominated in currencies other than the United States dollar and our financial statements are reported in United States dollars, changes in foreign currency exchange rates could significantly affect our results of operations and financial condition. Exchange rate fluctuations between local currencies and the United States dollar create risk in several ways, including:

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

The biopharmaceutical industry is highly competitive, with biopharmaceutical companies each seeking to persuade payers, providers and patients that their drug therapies are better and more cost-effective than competing therapies marketed or being developed by competing firms. In addition to the adverse competitive interests that biopharmaceutical companies have with each other, biopharmaceutical companies also have adverse interests with respect to drug selection and reimbursement with other participants in the healthcare industry, including payers and providers. Biopharmaceutical companies also compete to be first to market with new drug therapies. We regularly provide services to biopharmaceutical companies who compete with each other, and we sometimes provide services or funding to such customers regarding competing drugs in development. Our existing or future relationships with our biopharmaceutical customers may therefore deter other biopharmaceutical customers from using our services or may result in our customers seeking to place limits on our ability to serve other biopharmaceutical industry participants. In addition, our further expansion into the broader healthcare market may adversely impact our relationships with biopharmaceutical customers, and such customers may elect not to use our services, reduce the scope of services that we provide to them or seek to place restrictions on our ability to serve customers in the broader healthcare market with interests that are adverse to theirs. A loss of customers or reductions in the level of revenues from a customer could have a material adverse effect on our results of operations, business and prospects.

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

We may enter into arrangements with our customers or other drug companies in which we take on some of the risk of the potential success or failure of their businesses or drugs, including making strategic investments in our customers or other drug companies, providing financing to customers or other drug companies or acquiring an interest in the revenues from customers’ drugs or in entities developing a limited number of drugs. As of December 31, 2015, we had approximately $51.1 million of such arrangements, and we were also committed to invest an additional $32.7 million in private equity funds that seeks to enter into similar risk-based arrangements. Our financial results would be adversely affected if these investments or the underlying drugs result in losses or do not achieve the level of success that we anticipate and/or our return or payment from the drug investment or financing is less than our direct and indirect costs with respect to these arrangements.

Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.

As of December 31, 2015, we had goodwill and net intangible assets of $1,087.8 million, which constituted approximately 27.7% of our total assets at the end of this period. We assess the realizability of our indefinite-lived intangible assets and goodwill annually and conduct an interim evaluation whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets. Such impairment charges could materially and adversely affect our operating results and financial condition.

We face risks arising from the restructuring of our operations.

From time to time, we have adopted restructuring plans to improve our operating efficiency through various means such as reduction of overcapacity, elimination of non-billable support roles or other realignment of resources. For example, during 2015 and 2014 we recognized $30.8 million and $9.0 million, respectively, of restructuring charges, net of reversals for changes in estimates, related to restructuring plans. Restructuring presents significant potential risks of events occurring that could adversely affect us, including;

•	actual or perceived disruption of service or reduction in service standards to customers;
•	the failure to preserve supplier relationships and distribution, sales and other important relationships and to resolve conflicts that may arise;
•	loss of sales as we reduce or eliminate staffing on non-core services;
•	diversion of management attention from ongoing business activities; and
•	the failure to maintain employee morale and retain key employees.

Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of these measures and, if we do not, our business and results of operations may be adversely affected.

Additionally, there may be delays in implementing the restructuring activities or a failure to achieve the anticipated levels of cost savings and efficiency as a result of the restructuring activities, each of which could materially and adversely impact our business and results of operations. Further restructuring or reorganization activities may also be required in the future beyond what is currently planned, which could further enhance the risks associated with these activities.

We depend on third parties for critical support services.

We depend on third parties for support services vital to our business. Such support services include, but are not limited to, third-party transportation providers, suppliers of drugs for patients participating in clinical trials, suppliers of kits for use in our clinical trial laboratories business, suppliers of reagents for use in our testing equipment and providers of maintenance contracts for our equipment. The failure of any of these third parties to adequately provide the critical support services could have a material adverse effect on our business.

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

Outsourcing trends in the biopharmaceutical industry and changes in aggregate spending and research and development budgets could adversely affect our operating results and growth rate.

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

The United States Congress continues to consider healthcare reform legislation and impose health industry cost containment measures, which may significantly impact the biopharmaceutical industry. In addition, numerous government bodies are considering or have adopted various healthcare reforms and may undertake, or are in the process of undertaking, efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and biopharmaceutical companies. We are uncertain as to the effects of these recent reforms on our business and are unable to predict what legislative proposals, if any, will be adopted in the future. If regulatory cost containment efforts limit the profitability of new drugs, our customers may reduce their research and development spending or promotional, marketing and sales expenditures, which could reduce the business they outsource to us. Similarly, if regulatory requirements are relaxed or simplified drug approval procedures are adopted, the demand for our services could decrease.

Foreign and domestic government bodies may also adopt healthcare legislation or regulations that are more burdensome than existing regulations. For example, product safety concerns and recommendations by the Drug Safety Oversight Board could change the regulatory environment for drug products, and new or heightened regulatory and licensing requirements may increase our expenses or limit or delay our ability to offer some of our services. Additionally, new or heightened regulatory requirements may have a negative impact on the ability of our customers to conduct industry-sponsored clinical trials, which could reduce the need for our services.

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

In the EU personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU rules with respect to cross-border transfers of such data out of the EU. The United States, the EU and its member states, and other countries where we have operations, such as Japan, South Korea, Malaysia, the Philippines, Russia and Singapore, continue to issue new privacy and data protection rules and regulations that relate to personal data and health information. Failure to comply with certain certification/registration and annual re-certification/registration provisions associated with these data protection and privacy regulations and rules in various jurisdictions, or to resolve any serious privacy complaints, could subject us to regulatory sanctions, criminal prosecution or civil liability. Federal, state and foreign governments are contemplating or have proposed or adopted additional legislation governing the collection, possession, use or dissemination of personal data, such as personal health information, and personal financial data as well as security breach notification rules for loss or theft of such data. Additional legislation or regulation of this type might, among other things, require us to implement new security measures and processes or bring within the legislation or regulation de-identified health or other personal data, each of which may require substantial expenditures or limit our ability to offer some of our services. Additionally, if we violate applicable laws, regulations or duties relating to the use, privacy or security of personal data, we could be subject to civil liability or criminal prosecution, be forced to alter our business practices and suffer reputational harm. In the next few years, the European data protection framework may be revised as a generally applicable data regulation. The text has not yet been finalized, but it contains new provisions specifically directed at the processing of health information, sanctions of up to 4% of worldwide gross revenue and extra-territoriality measures intended to bring non-EU companies under the proposed regulation.

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

Our customers face intense competition from lower cost generic products, which may lower the amount that they spend on our services.

Our customers face increasing competition from lower cost generic products, which in turn may affect their ability to pursue research and development activities with us. In the United States, EU and Japan, political pressure to reduce spending on prescription drugs has led to legislation and other measures which encourages the use of generic products. In addition, proposals emerge from time to time in the United States and other countries for legislation to further encourage the early and rapid approval of generic drugs. Loss of patent protection for a product typically is followed promptly by generic substitutes, reducing our customers’ sales of that product and their overall profitability. Availability of generic substitutes for our customers’ drugs may adversely affect their results of operations and cash flow, which in turn may mean that they would not have surplus capital to invest in research and development and drug commercialization, including in our services. If competition from generic products impacts our customers’ finances such that they decide to curtail our services, our revenues may decline and this could have a material adverse effect on our business.

Risks Relating to Our Indebtedness

Our substantial debt could adversely affect our financial condition.

As of December 31, 2015, we had $2.5 billion of total indebtedness, excluding $534.0 million of additional available borrowings under our revolving credit facilities. Our substantial indebtedness could adversely affect our financial condition and thus make it more difficult for us to satisfy our obligations with respect to our indebtedness. If our cash flow is not sufficient to service our debt and adequately fund our business, we may be required to seek further additional financing or refinancing or dispose of assets. We may not be able to implement any of these alternatives on satisfactory terms or at all. Our substantial indebtedness could also:

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

Although our credit agreement, which governs the senior credit facilities of our wholly owned subsidiary through which we conduct our operations, Quintiles Transnational Corp., or Quintiles Transnational, contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could increase. In addition, the receivables financing agreement for our special purpose subsidiary, Quintiles Funding, LLC, or Quintiles Funding, limits borrowing based on the amount of receivables purchased by Quintiles Funding from certain of our other subsidiaries, but when supported by the value of such purchased receivables, the debt under our receivables financing facility can increase. As of December 31, 2015, we had $534.0 million of additional available borrowings under our revolving credit facilities.

While the credit agreement also contains restrictions on our and our restricted subsidiaries’ ability to make loans and investments, these restrictions are subject to a number of qualifications and exceptions, and the investments incurred in compliance with these restrictions could be substantial.

If we do not comply with the covenants governing our credit facilities and senior notes, we may not have the funds necessary to pay all of our indebtedness that could become due.

The credit agreement governing our senior secured credit facilities requires us to comply with certain covenants. In particular, our credit agreement prohibits us from incurring any additional indebtedness, except in specified circumstances, or amending the terms of agreements relating to certain existing junior indebtedness, if any, in a manner materially adverse to the lenders under our credit agreement, without lender approval. Further, our credit agreement contains customary covenants, including covenants that restrict our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends or make investments. Our credit agreement contains one financial covenant, which is a total leverage ratio that provides for a maximum ratio of consolidated total debt to consolidated EBITDA, as defined in the credit agreement, for any period of four consecutive fiscal quarters, measured as of the end of such period, of 5.75 to 1.00. See Liquidity and Capital Resources included elsewhere in this Annual Report on Form 10-K for more information on our covenants governing our credit facilities. In addition, our credit agreement requires us to make mandatory principal prepayments in certain circumstances, including with a portion of our excess cash flow if Quintiles Transnational’s total leverage ratio (as defined in the credit agreement) exceeds certain levels. A violation of any of these covenants could cause an event of default under our credit agreement.

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

The indenture governing the senior notes of Quintiles Transnational requires us to comply with certain covenants, including covenants that limit our ability to create liens and enter into sale and lease-back transactions. In addition, upon the occurrence of a change in control of Quintiles Transnational, each holder of senior notes may require Quintiles Transnational to repurchase all or a portion of the senior notes in cash at a price equal to 101% of the aggregate principal amount of the senior notes to be repurchased, plus accrued and unpaid interest thereon. A violation of any of these covenants could cause an event of default under our indenture.

If we default on our senior secured credit agreement, our receivables financing agreement or our senior notes as a result of our failure to pay principal or interest when due, our material breach of any representation, warranty or covenant, or any other reason, all outstanding amounts could become immediately due and payable under any or all of such agreements. In such case, we may not have sufficient funds to repay all the outstanding amounts. In addition, or in the alternative, the lenders under our senior secured credit agreement could exercise their rights under the security documents entered into in connection with the senior secured credit agreement. Any acceleration of amounts due under the credit agreement governing our outstanding indebtedness or the substantial exercise by the lenders under our senior secured credit agreement of their rights under the security documents would likely have a material adverse effect on us.

Interest rate fluctuations may affect our results of operations and financial condition.

Because we have variable rate debt, fluctuations in interest rates affect our business. We attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. We have entered into interest rate swaps with financial institutions that have reset dates and critical terms that match those of our senior secured term loan credit facility. Accordingly, any change in market value associated with the interest rate swaps is offset by the opposite market impact on the related debt. As of December 31, 2015, we had approximately $1.7 billion of variable rate indebtedness. In June 2015, we entered into seven forward starting interest rate swaps with a notional value of $440.0 million which will be effective June 30, 2016 at which time we will have approximately $1.2 billion of variable rate indebtedness. The interest rate swaps expire between March 31, 2017 and March 31, 2020. Because we do not attempt to hedge all of our variable rate debt, we may incur higher interest costs for the portion of our variable rate debt which is not hedged. Once the interest rate swaps are effective, each quarter-point increase or decrease in the variable interest rate would result in our interest expense changing by approximately $3.1 million per year under our unhedged variable rate debt.

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

As of February 4, 2016, there were 119,384,993 shares of common stock outstanding. Approximately 30.2% of our outstanding common stock is held by parties to the Shareholders Agreement.

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

The parties to the Shareholders Agreement own approximately 30.2% of the outstanding shares of our common stock. Among other things, the Shareholders Agreement requires such shareholders to vote in favor of certain nominees to our Board. As a result, this group potentially has the ability to influence our decisions to enter into any corporate transaction (and the terms thereof), any change in the composition of our Board and any transaction that requires shareholder approval regardless of whether others believe that such change or transaction is in our best interests. Additionally, the parties to the Shareholders Agreement are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the parties to the Shareholders Agreement may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as the parties to the Shareholders Agreement continue to own a significant amount of our equity, if they exercise their shareholder rights collectively, they will be able to significantly influence our decisions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2015, we had approximately 120 offices located in approximately 60 countries. Our executive headquarters is located adjacent to Research Triangle Park, North Carolina. We maintain substantial offices serving Product Development in Durham, North Carolina; Marietta, Georgia; Overland Park, Kansas; Reading, England; West Lothian, Scotland; Centurion, South Africa; Tokyo, Japan; Bangalore, India; and Singapore. We also maintain substantial offices serving Integrated Healthcare Services in Parsippany, New Jersey; Mannheim, Germany; Reading, England; and Tokyo, Japan. We own facilities in Gotemba City, Japan (currently unused and held for sale) and Barcelona, Spain that serve Product Development and Integrated Healthcare Services. All of our other offices are leased. None of our leases is individually material to our business operations. Many of our leases have an option to renew, and we believe that we will be able to successfully renew expiring leases on terms satisfactory to us. We believe that our facilities are adequate for our operations and that suitable additional space will be available if needed.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock trades on the NYSE under the symbol “Q.” The following table sets forth the high and low sales prices per share of our common stock as reported by the NYSE for the periods indicated.

	High	Low
Fiscal Year 2014
First Quarter	$55.00	$45.25
Second Quarter	$53.55	$46.27
Third Quarter	$58.89	$53.03
Fourth Quarter	$60.79	$51.09

	High	Low
Fiscal Year 2015
First Quarter	$69.97	$56.46
Second Quarter	$73.82	$63.63
Third Quarter	$80.45	$67.47
Fourth Quarter	$72.68	$63.62

Holders of Record

On February 4, 2016, we had 40 shareholders of record as reported by our transfer agent. Holders of record are defined as those shareholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

Dividend Policy

We do not currently intend to pay dividends on our common stock, and no dividends were declared or paid in 2015 or 2014. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in our credit facilities and other considerations, determine to pay dividends in the future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our shareholders or by our subsidiaries to us, and any other factors that our Board may deem relevant. Our long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on our ability to declare dividends. For additional information regarding these restrictive covenants, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities in 2015.

Purchases of Equity Securities by the Issuer

On October 31, 2013, we announced that on October 30, 2013 our Board approved an equity repurchase program, or the Repurchase Program, authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. During 2015, our Board increased the share repurchase authorization under the Repurchase Program by $600.0 million, which increased the total amount that has been authorized under the Repurchase Program to $725.0 million. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it could be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. We may also repurchase shares of our common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, which would permit shares of our common stock to be repurchased when we might otherwise be precluded from doing so by law. Repurchases of vested in-the-money employee stock options were made through transactions between us and our employees (other than our executive officers, who were not eligible to participate in the program), and this aspect of the Repurchase Program expired in November 2013. The Repurchase Program for common stock does not have an end date.

In 2015, we repurchased 7,855,796 shares of common stock for an aggregate purchase price of $515.0 million under the Repurchase Program. From inception through December 31, 2015, we have repurchased a total of $580.5 million of our securities under the Repurchase Program, consisting of $59.1 million of stock options and $521.4 million of common stock. As of December 31, 2015, we have remaining authorization to repurchase up to $144.5 million of our common stock under the Repurchase Program. In addition, from time to time, we have and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program. For additional information regarding our equity repurchases, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table summarizes the equity repurchase program activity for the three months ended December 31, 2015 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except share and per share data)
October 1, 2015 – October 31, 2015	—	$—	—	$109,486
November 1, 2015 – November 30, 2015 (1)	3,952,746	$66.24	3,952,746	$147,658
December 1, 2015 – December 31, 2015	48,000	$66.30	48,000	$144,475
	4,000,746		4,000,746
(1)

On November 12, 2015, we completed the repurchase of 3,000,000 shares of our common stock for $66.25 per share from Temasek Life Sciences Private Limited in a private transaction for an aggregate purchase price of approximately $198.8 million. The repurchase price per share of common stock was equal to 98.5% of the closing market price of our common stock on the NYSE on November 10, 2015 (which was $67.26). We funded this private repurchase transaction with cash on hand. The private repurchase transaction was entered into pursuant to the Repurchase Program.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Quintiles Transnational Holdings Inc. under the Exchange Act or under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from May 9, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2015 of the cumulative total return for our common stock, the Standard & Poor's Healthcare Sector Index, or S&P 500 Healthcare, and the Standard & Poor’s 500 Stock Index, or S&P 500 Index. The graph assumes that $100 was invested at the market close on May 9, 2013 in the common stock of Quintiles Transnational Holdings Inc., the S&P 500 Index and the S&P 500 Healthcare, and assumes reinvestments of dividends, if any. These indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of our common stock.

	5/9/2013	12/31/2013	12/31/2014	12/31/2015
Q	$100	$110	$140	$163
S&P 500 Healthcare	$100	$116	$143	$151
S&P 500	$100	$114	$127	$126

Item 6. Selected Financial Data

We have derived the following consolidated statement of income data for 2015, 2014 and 2013 and consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the following consolidated statement of income data for 2012 and 2011 and consolidated balance sheet data as of December 31, 2013, 2012 and 2011 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read the consolidated financial data set forth below in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and the information under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of the results we may achieve in any future period.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of Income Data:
Service revenues	$4,326,419	$4,165,822	$3,808,340	$3,692,298	$3,294,966
Reimbursed expenses	1,411,200	1,294,176	1,291,205	1,173,215	1,032,782
Total revenues	5,737,619	5,459,998	5,099,545	4,865,513	4,327,748
Costs of revenue, service costs	2,725,586	2,684,106	2,471,426	2,459,367	2,153,005
Costs of revenue, reimbursed expenses	1,411,200	1,294,176	1,291,205	1,173,215	1,032,782
Selling, general and administrative	920,985	882,338	860,510	817,755	762,299
Restructuring costs	30,752	8,988	14,071	18,741	22,116
Impairment charges (1)	2,484	—	—	—	12,295
Income from operations	646,612	590,390	462,333	396,435	345,251
Interest expense, net	97,475	97,179	119,571	131,304	105,126
Loss on extinguishment of debt	7,780	—	19,831	1,275	46,377
Other expense (income), net	2,362	(8,978)	(185)	(3,572)	9,073
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	538,995	502,189	323,116	267,428	184,675
Income tax expense	158,989	150,056	95,965	93,364	15,105
Income before equity in earnings (losses) of unconsolidated affiliates	380,006	352,133	227,151	174,064	169,570
Equity in earnings (losses) of unconsolidated affiliates (2)	8,298	4,368	(1,124)	2,567	70,757
Net income	388,304	356,501	226,027	176,631	240,327
Net (income) loss attributable to noncontrolling interests	(1,099)	(118)	564	915	1,445
Net income attributable to Quintiles Transnational Holdings Inc.	$387,205	$356,383	$226,591	$177,546	$241,772
Earnings per share attributable to common shareholders:
Basic	$3.15	$2.78	$1.83	$1.53	$2.08
Diluted	$3.08	$2.72	$1.77	$1.51	$2.05
Cash dividends declared per common share	$—	$—	$—	$4.91	$2.48
Weighted average common shares outstanding:
Basic	123,038	127,994	124,147	115,710	116,232
Diluted	125,630	131,083	127,862	117,796	117,936

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$475,691	$431,754	$393,371	$335,701	$160,953
Investing activities	(66,955)	(173,114)	(236,176)	(132,233)	(224,838)
Financing activities	(249,246)	(130,344)	70,957	(146,873)	(59,309)
Other Financial Data:
Capital expenditures	$(78,391)	$(82,650)	$(88,347)	$(71,336)	$(75,679)
Cash dividend paid to common shareholders	—	—	—	(567,851)	(288,322)
Net new business (unaudited) (3)	5,318,800	5,602,400	4,898,900	4,501,200	4,044,100

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$977,151	$867,358	$778,143	$567,728	$516,299
Investments in debt, equity and other securities	32,911	34,503	40,349	35,951	22,106
Trade accounts receivable and unbilled services, net	1,165,749	975,255	924,205	745,373	691,038
Property and equipment, net	188,393	190,297	199,578	193,999	185,772
Total assets	3,926,316	3,295,953	3,054,223	2,475,532	2,304,486
Total long-term liabilities	2,667,821	2,528,065	2,239,461	2,525,579	2,091,448
Total debt and capital leases (4)	2,500,781	2,305,696	2,060,994	2,444,886	1,990,196
Total shareholders' deficit	(335,681)	(704,012)	(667,485)	(1,359,044)	(969,596)
Other Financial Data:
Backlog (unaudited) (3)	$12,038,000	$11,244,400	$9,855,400	$8,704,500	$7,972,900
(1)

In 2015 and 2011, we wrote down $2.5 million and $12.2 million, respectively, related to long-lived assets, and in 2011 we incurred other than temporary losses of $145,000 related to a non-marketable equity security.

(2)	In November 2011, we sold our investment in Invida Pharmaceutical Holdings Pte. Ltd. for approximately $103.6 million of net proceeds resulting in a gain of approximately $74.9 million.
(3)

Net new business is the value of services awarded during the period from projects under signed contracts, letters of intent and, in some cases, pre-contract commitments that are supported by written communications, adjusted for contracts that were modified or canceled during the period. Consistent with our methodology for calculating net new business during a particular period, backlog represents, at a particular point in time, future service revenues from work not yet completed or performed under signed contracts, letters of intent and, in some cases, pre-contract commitments that are supported by written communications. Historically, net new business and backlog denominated in foreign currencies were valued each month throughout the year using foreign exchange rates that were in effect at the beginning of each fiscal year. Beginning with the first quarter of 2015, net new business and backlog denominated in foreign currencies are valued each month using the actual average foreign exchange rates in effect during the month. The application of this new approach to value foreign currency denominated net new business and backlog would not have had a significant impact to any prior period’s reported amounts, therefore historical amounts have not been restated to reflect this change in methodology.

(4)	Excludes $33.0 million, $22.3 million, $27.5 million, $46.5 million and $36.8 million of unamortized discounts and debt issuance costs as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

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

For the year ended December 31, 2015, our service revenues increased $160.6 million, or 3.9%, to $4.3 billion at actual foreign exchange rates compared to 2014. Our growth in service revenues excluding the impact of foreign currency fluctuations (“constant currency”) was $372.9 million, or 9.0%, with $223.5 million, or 7.2%, growth in the Product Development segment and $149.4 million, or 14.0%, growth in the Integrated Healthcare Services segment.

For the year ended December 31, 2015, our income from operations was $646.6 million, an increase of $56.2 million (which included a positive impact of approximately $30.6 million from the effects of foreign currency fluctuations).

Our net income attributable to Quintiles Transnational Holdings Inc. was $387.2 million with diluted earnings per share of $3.08 for the year ended December 31, 2015.

Net new business was $5,319 million for the year ended December 31, 2015. This net new business contributed to an ending backlog of $12,038 million at December 31, 2015. “Net new business” and “backlog” are defined under “Net New Business Reporting and Backlog” in Part I, Item 1, “Business” of this Annual Report on Form 10-K.

Product Development

Product Development provides services and expertise that allow biopharmaceutical companies to outsource the clinical development process from first-in-man clinical trials to post-launch monitoring. Our comprehensive service offerings provide the support and functional expertise necessary at each stage of development, as well as the systems and analytical capabilities to help our customers improve product development efficiency and effectiveness. Product Development is comprised of clinical solutions and services and advisory services (formerly consulting services). Clinical solutions and services provides services necessary to develop biopharmaceutical products. These services include project management and clinical monitoring functions for conducting multi-site clinical trials (generally Phase II-IV) (collectively “core clinical”). These also include clinical trial support services that improve clinical trial decision-making, such as global clinical trial laboratories, data management, biostatistical, safety and pharmacovigilance, early clinical development trials (generally Phase I), and strategic planning and design services, which help improve decisions and performance. We also provide functional resourcing services that cover a range of areas. Advisory services provides strategy and management advisory services based on life science expertise and advanced analytics, as well as regulatory and compliance advisory services.

Integrated Healthcare Services

Integrated Healthcare Services provides a broad array of services including commercial services, such as providing contract pharmaceutical sales forces in key geographic markets, as well as a growing number of healthcare business services for the broader healthcare sector. Our customized commercialization services are designed to accelerate the commercial success of biopharmaceutical and other health-related products. Service offerings include commercial services (sales representatives, strategy, marketing communications and other areas related to market access and commercialization), real-world and late phase research (drug therapy analysis, real-world research and evidence-based medicine, including research studies to prove a drug’s value), other healthcare services (comparative and cost-effectiveness research capabilities, decision support services, communication services and health engagement, medication adherence and health outcome optimization services, and web-based systems for measuring quality improvement), and EHR implementation and advisory services.

Industry Outlook

The potential of the CRO market served by Product Development is primarily a function of two variables: biopharmaceutical research and development spending and the proportion of this spending that is outsourced (outsourcing penetration). We expect outsourced clinical development to CROs to increase 6%-8% annually from 2015 to 2018, and believe this annual growth will be driven largely by increased outsourcing penetration, with up to 2% of this growth coming from increased research and development expenditures over 2015 to 2018. In estimating these growth rates, we monitor the ability of biopharmaceutical companies, including biotechnology companies, to raise capital, as well as the potential impact from merger and acquisition activity between biopharmaceutical companies. We estimate that overall outsourcing penetration of the addressable market in 2015 was 41%, and  believe that our customers will continue to outsource a greater part of their activities to transform their value chain away from a vertically integrated model and focus on their core competencies to lower risk and improve return, with a focus on selecting outsourcing partners that are able to demonstrate the ability to provide flexible and efficient delivery models that leverage patient data to help biopharmaceutical companies deliver more effective patient outcomes. We believe that increased demand will create new opportunities for biopharmaceutical services companies, particularly those with a global reach.

Integrated Healthcare Services historically has focused on biopharmaceutical companies seeking to commercialize their products. The total market served by Integrated Healthcare Services is diverse, which makes it difficult to estimate the current amount of outsourced integrated healthcare services and the expected growth in such services. However, based on our knowledge of these markets we believe that, while the rate of outsourcing penetration varies by market within Integrated Healthcare Services, the overall outsourcing penetration of the estimated $101 billion market is approximately 23%. We believe that the market for real-world and late phase research and other healthcare services will evolve and expand, and as a result, there will be opportunities to grow our revenues and expand our service offerings. As business models continue to evolve in the healthcare sector, we believe, based on industry data, analysis, and our own estimates, that the growth rate for outsourcing across the Integrated Healthcare Services markets should increase 6%-8% annually from 2015 to 2018.

Business Combinations

We completed a number of business combinations in 2013, 2014 and 2015 to enhance our capabilities and offerings in certain areas. In September 2013, we acquired Novella Clinical Inc., or Novella, for approximately $146.6 million (net of approximately $26.2 million of acquired cash) (with contingent consideration of up to $21.0 million) to complement our Product Development segment service offerings through its focus on emerging companies and by adding expertise in oncology and medical devices. In July 2014, we completed the acquisition of Encore for approximately $91.5 million in cash (net of approximately $2.2 million of acquired cash) to enhance our EHR expertise within our Integrated Healthcare Services segment. In July 2015, we combined our global clinical trials laboratory operations in our Product Development segment with the clinical trials laboratory operations of Quest with the resulting combined business referred to as Q2 Solutions. We own 60% of Q2 Solutions and Quest owns the remaining 40%. See Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to these business combinations. The results of operations of acquired businesses have been included since the date of acquisition and were not significant to our consolidated results of operations.

Sources of Revenue

Total revenues are comprised of service revenues and revenues from reimbursed expenses. Service revenues primarily include the revenue we earn from providing product development and commercialization services to our customers, with Product Development services representing 73.8% of our 2015 service revenues and Integrated Healthcare Services representing 26.2% of our 2015 service revenues. Reimbursed expenses are comprised principally of payments to physicians (investigators) who oversee clinical trials and travel expenses for our clinical monitors and sales representatives. Reimbursed expenses may fluctuate from period-to-period due, in part, to where we are in the lifecycle of the many contracts that are in progress at a particular point in time. For instance, these pass-through costs tend to be higher during the early phases of clinical trials as a result of patient recruitment efforts. As reimbursed expenses are pass-through costs to our customers with little to no profit and we believe that the fluctuations from period-to-period are not meaningful to our underlying performance, we do not provide analysis of the fluctuations in these items or their impact on our financial results.

Costs and Expenses

Our costs and expenses are comprised primarily of our costs of revenues and selling, general and administrative expenses.

Our costs of revenues consist of service costs and reimbursed expenses. Service costs include compensation and benefits for billable employees, depreciation of assets used in generating revenue and other expenses directly related to service contracts such as courier fees, laboratory supplies, professional services and travel expenses. As noted above, reimbursed expenses are comprised principally of payments to physicians (investigators) who oversee clinical trials and travel expenses for our clinical monitors and sales representatives.

Selling, general and administrative expenses include costs related to administrative functions including compensation and benefits, travel, professional services, training and expenses for advertising, IT, facilities and depreciation and amortization.

Foreign Currency Translation

In 2015, approximately 32% of our service revenues were denominated in currencies other than the United States dollar. Because a large portion of our service revenues and expenses are denominated in currencies other than the United States dollar and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our consolidated results. In 2015, foreign exchange rates in certain currencies in which we do business have fluctuated significantly as compared to the prior year, particularly the Euro, the Japanese Yen and the British Pound.

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

Year ended December 31, 2015 compared to the year ended December 31, 2014 and the year ended December 31, 2014 compared to the year ended December 31, 2013

Backlog and Net New Business

2015 compared to 2014

Backlog at December 31, 2015 was $12,038 million, which was 7% higher than 2014, including the incremental impact from the businesses that Quest contributed to Q2 Solutions.

Net new business decreased 5.1% (including a negative impact from foreign currency) in 2015 to $5,319 million from $5,602 million in 2014, driven by decreases in both Product Development and Integrated Healthcare Services. Product Development’s net new business decreased 5.8% in 2015 to $4,121 million from $4,374 million in 2014. Product Development had growth in net new business in 2015 from core clinical services and global clinical trial laboratory services including the incremental impact from the businesses that Quest contributed to Q2 Solutions. These increases were more than offset by lower net new business for functional resourcing services primarily because 2014 included renewals for two five-year contracts. Integrated Healthcare Services’ net new business decreased 2.5% in 2015 to $1,198 million from $1,228 million in 2014, related primarily to cancellations in North America as well as lower signings for commercial services in Europe, partially offset by net new business growth from the Encore acquisition which closed in July 2014 and from real-world and late phase research services.

2014 compared to 2013

Backlog at December 31, 2014 was $11,244 million, which was 14% higher than 2013.

Net new business grew 14% in 2014 to $5,602 million from $4,899 million in 2013, driven by growth in both Product Development and Integrated Healthcare Services. Product Development’s net new business increased 16% in 2014 to $4,374 million from $3,772 million in 2013, led by higher growth in net new business for functional resourcing services, which included renewals of two five-year contracts, growth in net new business for core clinical services in Asia, as well as net new business generated from the Novella acquisition and clinical trial support services, including early clinical development and lifecycle safety. Integrated Healthcare Services’ net new business increased 9% in 2014 to $1,228 million from $1,127 million in 2013, related primarily to growth in commercial services in North America, an increase in new business from real-world and late phase research services, and net new business from the Encore acquisition.

Our backlog at December 31, 2015 was $12,038 million compared to backlog of $11,244 million at December 31, 2014. Although an increase in backlog will generally result in an increase in revenues to be recognized over time (depending on the level of contract modifications), an increase in backlog at a particular point in time does not necessarily correspond directly to an increase in revenues during a particular period. The extent to which contracts in backlog will result in revenue depends on many factors, including but not limited to delivery against projected schedules, the need for scope changes (change orders), contract cancellations and the nature, duration, size, complexity and phase of the contracts, each of which factors can vary significantly from time to time. Revenue recognition occurs over extended periods of time and is subject to unanticipated delays. Fluctuations in our reported backlog and net new business levels may result from a small number of relatively large orders in any given reporting period that may be included in our backlog and net new business. Because of these large orders, our backlog and net new business in that reporting period may reach levels that may not be sustained in subsequent reporting periods. Our $12,038 million of backlog at December 31, 2015 included approximately $8,188 million of backlog that we do not expect to generate revenue in 2016 as compared to our $11,244 million of backlog at December 31, 2014, which included approximately $7,593 million of backlog that we did not expect to generate revenue in 2015. Our ability to grow revenues in the near term at rates comparable to our recent historical results will depend on many factors, including but not limited to the factors affecting the rate at which revenues are derived from backlog, continued growth in net new business that will generate revenue and factors not within our control such as economic conditions and trends in the industry in which we do business.

Service Revenues

	Year Ended December 31,
	2015	2014	2013
	(dollars in millions)
Service revenues	$4,326.4	$4,165.8	$3,808.3
% change from prior year	3.9%	9.4%

2015 compared to 2014

In 2015, our service revenues increased $160.6 million, or 3.9%, as compared to 2014. This increase was comprised of constant currency service revenue growth of approximately $372.9 million, or 9.0%, and a negative impact of approximately $212.3 million from the effects of foreign currency fluctuations. The constant currency service revenue growth was comprised of a $223.5 million increase in Product Development, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, and a $149.4 million increase in Integrated Healthcare Services, which includes the impact from the Encore acquisition which closed in July 2014.

2014 compared to 2013

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

Costs of Revenue, Service Costs

	Year Ended December 31,
	2015	2014	2013
	(dollars in millions)
Costs of revenue, service costs	$2,725.6	$2,684.1	$2,471.4
% of service revenues	63.0%	64.4%	64.9%

2015 compared to 2014

When compared to 2014, service costs in 2015 increased $41.5 million. This increase included a constant currency increase in expenses of approximately $239.5 million, or 8.9%, partially offset by a positive impact of approximately $198.0 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $140.0 million increase in Product Development, which included the incremental impact from the businesses that Quest contributed to Q2 Solutions, and a $99.5 million increase in Integrated Healthcare Services, which included the impact from the Encore acquisition which closed in July 2014.

The decrease in service costs as a percent of service revenues for 2015 was primarily as a result of an improvement in constant currency profit margin in both the Product Development and Integrated Healthcare Services segments (as more fully described in the segment discussion later in this section). For 2015, this constant currency profit margin expansion was partially offset by the effect from a higher proportion of consolidated service revenues being contributed by our lower margin Integrated Healthcare Services segment when compared to 2014 as well as a negative impact from foreign currency fluctuations.

2014 compared to 2013

When compared to 2013, service costs in 2014 increased $212.7 million. The increase included a constant currency increase in expenses of approximately $253.5 million, or 10.3%, partially offset by a positive impact of approximately $40.8 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $94.0 million increase in Product Development, and a $159.5 million increase in Integrated Healthcare Services, which included the impact from the Encore acquisition which closed in July 2014.

Selling, General and Administrative

	Year Ended December 31,
	2015	2014	2013
	(dollars in millions)
Selling, general and administrative	$921.0	$882.3	$860.5
% of service revenues	21.3%	21.2%	22.6%

2015 compared to 2014

The $38.7 million increase in selling, general and administrative expenses in 2015 included a constant currency increase of $80.8 million, or 9.2%, partially offset by a positive impact of approximately $42.1 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $47.2 million increase in Product Development, which included the incremental impact from the businesses that Quest contributed to Q2 Solutions, a $20.7 million increase in Integrated Healthcare Services, which included the impact from the Encore acquisition which closed in July 2014, and a $12.9 million increase in general corporate and unallocated expenses. The constant currency increase in 2015 for general corporate and unallocated expenses was primarily due to an increase in share-based compensation and costs associated with the Q2 Solutions transaction.

2014 compared to 2013

The $21.8 million increase in selling, general and administrative expenses in 2014 included a constant currency increase of $29.3 million, or 3.4%, partially offset by a positive impact of approximately $7.5 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $33.6 million increase in Product Development, which includes the impact from the Novella acquisition which closed in September 2013, and a $13.0 million increase in Integrated Healthcare Services, which includes the impact from the Encore acquisition which closed in July 2014. The constant currency growth was partially offset by a $17.3 million decrease in general corporate and unallocated expenses. The constant currency decrease in 2014 for general corporate and unallocated expenses was primarily due to expenses incurred in 2013 that did not recur in 2014 including a $25.0 million fee paid in connection with the termination of our management agreement with affiliates of certain of our shareholders, approximately $5.3 million of executive separation costs, and a $1.5 million fee paid in connection with the modification of an agreement for the business usage of an airplane owned by GF Management Company, LLC, or GFM, a company controlled by our former Executive Chairman who retired effective December 31, 2015 but remains one of our directors. These decreases in general corporate and unallocated expenses were partially offset by an increase in share-based compensation and increases in compensation and related expenses resulting primarily from annual merit increases and an increase in headcount.

Restructuring Costs

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Restructuring costs	$30.8	$9.0	$14.1

During 2015, we recognized $30.8 million of restructuring charges, net of reversals for changes in estimates, associated with both the February 2015 restructuring plan and the Q2 Solutions restructuring plan. The remaining actions under these plans are expected to occur throughout 2016 and 2017, and are expected to consist of severance, facility closure and other exit-related costs. We believe that these plans will result in annualized cost savings of approximately $50.0 million to $60.0 million.

During 2014, we recognized $9.0 million of restructuring charges, net of reversals for changes in estimates, which was primarily related to our 2014 restructuring plans to better align our resources with our strategic direction.

During 2013, we recognized $14.1 million of restructuring charges, net of reversals for changes in estimates, which was primarily related to our February 2013 restructuring plan to migrate the delivery of services and to reduce anticipated overcapacity in selected areas.

Impairment Charges

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Impairment charges	$2.5	$—	$—

During the fourth quarter of 2015, we exited a training facility in Japan that is being actively marketed for sale, resulting in a $2.5 million impairment of the land and building.

Interest Income and Interest Expense

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Interest income	$(4.3)	$(3.4)	$(3.9)
Interest expense	$101.8	$100.6	$123.5

Interest income included interest received primarily from bank balances and investments.

Interest expense during 2015 was slightly higher than 2014 due to an increase in the average debt outstanding, primarily as a result of the $275.0 million term loan that was issued under the receivables financing facility in December 2014 and our new senior secured credit agreement and senior notes, both of which are described in Liquidity and Capital Resources. This increase was partially offset by a decrease in the average rate of interest incurred on our debt as compared to 2014.

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

Loss on Extinguishment of Debt

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Loss on extinguishment of debt	$7.8	$—	$19.8

In May 2015, we recognized a $7.8 million loss on extinguishment of debt related to the refinancing of our senior secured credit facilities. The loss on extinguishment of debt included $1.1 million of unamortized debt issuance costs, $1.3 million of unamortized discount and $5.4 million of related fees and expenses.

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

See “—Liquidity and Capital Resources” for more information on these transactions.

Other Expense (Income), Net

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Other expense (income), net	$2.4	$(9.0)	$(0.2)

Other expense (income), net for 2015 primarily consisted of $5.9 million of expense related to the change in fair value of contingent consideration related to an acquisition, partially offset by $4.6 million of foreign currency net gains.

Other expense (income), net for 2014 included income of approximately $8.6 million due to changes in the estimated fair value of contingent consideration from an acquisition as well as a gain from the sale of marketable equity securities of approximately $5.0 million, partially offset by other expenses, primarily consisting of $4.9 million of foreign currency net losses.

Other expense (income), net for 2013 included income of approximately $3.5 million due to changes in the estimated fair value of contingent consideration for two of our acquisitions completed in 2011. In addition, 2013 included approximately $4.0 million of foreign currency net losses.

Income Tax Expense

	Year Ended December 31,
	2015	2014	2013
	(dollars in millions)
Income tax expense	$159.0	$150.1	$96.0
Effective income tax rate	29.5%	29.9%	29.7%

The decrease in the 2015 effective income tax rate was due to an income tax benefit related to the reversal of uncertain tax positions for tax years whose statute of limitations expired in 2015 and also a change in the relative mix of the profitability between taxing jurisdictions. These benefits were partially offset by additional income tax expense related to an increase in the amount of current year earnings of our foreign subsidiaries not considered permanently reinvested.

The effective income tax rate for 2013 was negatively impacted by the settlement of certain intercompany notes in 2013 that had previously been considered long-term investments, which resulted in $11.1 million of income tax expense. This negative impact was primarily offset by our change in assertion regarding the undistributed earnings of most of our foreign subsidiaries that are considered to be indefinitely reinvested outside of the United States. Prior to June 2013, we had not considered the majority of the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. We reevaluated this assertion following the IPO, as a portion of the IPO proceeds were used to pay down debt held in the United States and we do not anticipate paying dividends in the foreseeable future, which had been significant in the past. Given our debt balance, and related interest expense and the change in approach related to payment of dividends, we expect to be able to support the cash needs of our domestic subsidiaries without repatriating cash from the affected foreign subsidiaries. We expect to utilize the cash generated outside of the United States to fund growth outside of the United States. As a result of the assertion change, we recorded an $8.1 million income tax benefit in the second quarter of 2013 to reverse the deferred income tax liability previously recorded on undistributed foreign earnings prior to 2013 that are now considered indefinitely reinvested outside of the United States.

Equity in Earnings (Losses) of Unconsolidated Affiliates

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Equity in earnings (losses) of unconsolidated affiliates	$8.3	$4.4	$(1.1)

Equity in earnings (losses) of unconsolidated affiliates in 2015 primarily included earnings from our investment in NovaQuest Pharma Opportunities Fund III, L.P., or Fund III. The increase in 2014 when compared to 2013 was primarily due to earnings from Fund III partially offset by losses and write-downs incurred on another equity method investment.

Net (Income) Loss Attributable to Noncontrolling Interests

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net (income) loss attributable to noncontrolling interests	$(1.1)	$(0.1)	$0.6

Net (income) loss attributable to noncontrolling interests in 2015 primarily included Quest’s interest in Q2 Solutions.

Segment Results of Operations

Service revenues and income from operations by segment are as follows (dollars in millions):

	Service Revenues			Income from Operations			Operating Profit Margin
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Product Development	$3,191.6	$3,097.8	$2,919.7	$714.6	$645.2	$562.3	22.4%	20.8%	19.3%
Integrated Healthcare Services	1,134.8	1,068.0	888.6	84.0	64.8	42.1	7.4	6.1	4.7
Total segments	4,326.4	4,165.8	3,808.3	798.6	710.0	604.4	18.5%	17.0%	15.9%
General corporate and unallocated				(118.7)	(110.6)	(128.0)
Restructuring costs				(30.8)	(9.0)	(14.1)
Impairment charges				(2.5)	—	—
Consolidated	$4,326.4	$4,165.8	$3,808.3	$646.6	$590.4	$462.3

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

Product Development

				Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(dollars in millions)
Service revenues	$3,191.6	$3,097.8	$2,919.7	$93.8	3.0%	$178.1	6.1%
Costs of revenue, service costs	1,828.7	1,820.9	1,752.8	7.8	0.4	68.1	3.9
as a percentage of service revenues	57.3%	58.8%	60.0%
Selling, general and administrative	648.3	631.7	604.6	16.6	2.6	27.1	4.5
as a percentage of service revenues	20.3%	20.4%	20.7%
Segment income from operations	$714.6	$645.2	$562.3	$69.4	10.8%	$82.9	14.8%
as a percentage of service revenues	22.4%	20.8%	19.3%

Service Revenues

2015 compared to 2014

Product Development’s service revenues were $3,191.6 million in 2015, an increase of $93.8 million, or 3.0%, over 2014. This increase was comprised of constant currency service revenue growth of $223.5 million, or 7.2%, partially offset by a negative impact of approximately $129.7 million from the effects of foreign currency fluctuations. The constant currency service revenue growth primarily included $230.7 million from a volume-related increase from clinical solutions and services and the incremental impact from the businesses that Quest contributed to Q2 Solutions, which was partially offset by a decrease of $7.2 million from advisory services.

The volume-related service revenue growth was related to core clinical services, clinical solutions provided on a functional resource basis and clinical trial support services. This growth was due largely to execution on the higher backlog in place as we entered the year. In addition, we recognized $16.9 million of revenue in the second quarter of 2015 as a result of the release of deferred revenue upon the early close out of a customer arrangement. Lower revenues from advisory services were primarily due to lower activity on projects related to regulatory compliance remediation.

Constant currency service revenue growth during the year ended December 31, 2015 was also negatively impacted by cancellations from 2014.

2014 compared to 2013

Product Development’s service revenues were $3.1 billion in 2014, an increase of $178.1 million, or 6.1%, over 2013. This increase was comprised of constant currency service revenue growth of $183.2 million, or 6.3%, offset by a negative impact of approximately $5.1 million from the effects of foreign currency fluctuations. The constant currency service revenue growth was primarily a result of a volume-related increase of $100.2 million in clinical solutions and services and $89.6 million from the Novella acquisition, which were partially offset by a decrease of $6.6 from advisory services.

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

Costs of Revenue, Service Costs

2015 compared to 2014

Product Development’s service costs increased approximately $7.8 million in 2015 over 2014. This increase included a constant currency increase of $140.0 million, or 7.7%, which included the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by $132.2 million from the positive effects of foreign currency fluctuations.

The constant currency service costs growth was primarily due to the impact from the Q2 Solutions transaction and an increase in compensation and related expenses. The increase in compensation and related expenses resulted from an increase in billable headcount as a result of the ramp up of new projects, which we expect to continue, as well as annual merit increases and an increase in competition for qualified personnel in certain markets. Also contributing to the constant currency increase was $17.2 million of expense recognized in the second quarter of 2015 as a result of the release of deferred contract costs upon the early close out of a customer arrangement. Service cost growth was partially offset by an $8.3 million increase in the benefit from research and development credits received in Europe when compared to the same period in the prior year. As a percent of service revenues, Product Development’s service costs were 57.3% and 58.8% in 2015 and 2014, respectively. The decrease in service costs as a percentage of service revenues reflected a favorable impact of 170 basis points from the effects of foreign currency fluctuations and a closer alignment of resources with project requirements, including cost efficiencies gained from restructuring actions taken in prior years, which more than offset the impact of the constant currency service costs growth noted above.

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

Selling, General and Administrative

2015 compared to 2014

Product Development’s selling, general and administrative expenses increased approximately $16.6 million, or 2.6%, in 2015 as compared to 2014. This increase was primarily caused by a constant currency increase of $47.2 million, which included the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by a reduction of $30.6 million from the positive effects of foreign currency fluctuations. As a percent of service revenues, Product Development’s selling, general and administrative expenses were 20.3% and 20.4% in 2015 and 2014, respectively.

The constant currency increase was primarily due to the incremental impact from the businesses that Quest contributed to Q2 Solutions, higher compensation and related expenses due to annual merit increases and an increase in headcount.

2014 compared to 2013

Product Development’s selling, general and administrative expenses increased approximately $27.1 million, or 4.5%, in 2014 as compared to 2013. This increase was primarily caused by a constant currency increase of $33.6 million, which included the impact from the Novella acquisition. These increases were partially offset by $8.4 million of costs incurred in 2013 that did not recur in 2014 for severance associated with cost reduction programs as well as a positive impact of approximately $6.5 million from the effects of foreign currency fluctuations. As a percent of service revenues, Product Development’s selling, general and administrative expenses were 20.4% and 20.7% in 2014 and 2013, respectively.

The constant currency increase was primarily caused by the impact from the Novella acquisition, increases in compensation and related expenses resulting from annual merit increases and an increase in headcount, and a growth related increase in IT costs.

Integrated Healthcare Services

				Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(dollars in millions)
Service revenues	$1,134.8	$1,068.0	$888.6	$66.8	6.3%	$179.4	20.2%
Costs of revenue, service costs	896.9	863.2	718.6	33.7	3.9	144.6	20.1
as a percentage of service revenues	79.0%	80.8%	80.9%
Selling, general and administrative	153.9	140.0	127.9	13.9	9.9	12.1	9.5
as a percentage of service revenues	13.6%	13.1%	14.4%
Segment income from operations	$84.0	$64.8	$42.1	$19.2	29.7%	$22.7	53.8%
as a percentage of service revenues	7.4%	6.1%	4.7%

Service Revenues

2015 compared to 2014

Integrated Healthcare Services’ service revenues were $1,134.8 million in 2015, an increase of $66.8 million, or 6.3%, over 2014. This increase was comprised of constant currency service revenue growth of $149.4 million, or 14.0%, including $43.8 million from the Encore acquisition which closed in July 2014, partially offset by a negative impact of approximately $82.6 million due to the effects of foreign currency fluctuations.

The increase in constant currency service revenues was due to the impact from the Encore acquisition which closed in July 2014, an increase in commercial services in North America, as well as growth in real-world and late phase research services. In addition, 2015 was impacted by a decline in Europe due to the loss of revenue from an agreement to distribute pharmaceutical products in Italy that ended in the fourth quarter of 2014.

2014 compared to 2013

Integrated Healthcare Services’ service revenues were $1,068.0 million in 2014, an increase of $179.4 million, or 20.2%, over 2013. This increase is comprised of constant currency service revenue growth of $200.0 million, or 22.5%, partially offset by a negative impact of approximately $20.6 million due to the effect of foreign currency fluctuations.

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

Costs of Revenue, Service Costs

2015 compared to 2014

Integrated Healthcare Services’ service costs increased approximately $33.7 million in 2015. This increase was comprised of a $99.5 million constant currency increase, or 11.5%, partially offset by a reduction of $65.8 million from the positive effects of foreign currency fluctuations.

The constant currency increase for 2015 was due to the impact of the Encore acquisition and an increase in compensation and related expenses resulting from an increase in billable headcount needed to support the higher volume of constant currency revenue and annual merit increases. These increases in compensation and related expenses were partially offset by a decline in other expenses directly related to the agreement to distribute pharmaceutical products in Italy, which ended in the fourth quarter of 2014.

As a percent of service revenues, costs of revenue was 79.0% in 2015 as compared to 80.8% in the prior year. This improvement in profit margin (as a percent of service revenues) resulted primarily from constant currency profit margin expansion in real-world and late phase research services, and commercial services in Japan as well as in Europe, including the impact from the termination of the low margin agreement to distribute pharmaceutical products in Italy in 2014. This constant currency profit margin expansion was partially offset by a negative impact from foreign currency fluctuations.

2014 compared to 2013

Integrated Healthcare Services’ service costs increased approximately $144.6 million in 2014. This increase was comprised of a $159.5 million constant currency increase, or 22.2%, partially offset by a reduction of $14.9 million from the positive effect of foreign currency fluctuations.

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

Selling, General and Administrative

2015 compared to 2014

Integrated Healthcare Services’ selling, general and administrative expenses increased approximately $13.9 million, or 9.9%, in 2015 as compared to 2014. This increase was comprised of a $20.7 million constant currency increase, or 14.8%, partially offset by a reduction of $6.8 million from the positive effects of foreign currency fluctuations.

The constant currency increase was primarily due to the impact from the Encore acquisition which closed in July 2014 and an increase in compensation and related expenses.

2014 compared to 2013

Integrated Healthcare Services’ selling, general and administrative expenses increased approximately $12.1 million, or 9.5%, in 2014 as compared to 2013. This increase was comprised of a $13.0 million constant currency increase, or 10.2%. This increase was partially offset by $1.6 million of costs incurred in 2013 that did not recur in 2014 for severance associated with cost reduction programs as well as a positive impact of approximately $900,000 from the effects of foreign currency fluctuations.

The constant currency increase was primarily due to the impact from the Encore acquisition which closed in July 2014 and increases in compensation and related expenses. The increase in compensation and related expenses resulted from annual merit increases and an increase in headcount.

Liquidity and Capital Resources

Overview

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, acquisitions, investments, debt service requirements, dividends, equity repurchases, adequacy of our revolving credit and receivables financing facilities and access to the capital markets.

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

We had a cash balance of $977.2 million at December 31, 2015 ($244.9 million of which was in the United States), an increase from $867.4 million at December 31, 2014.

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

Equity Repurchases

Since 2013, we have repurchased approximately $995.6 million of our equity securities as discussed further below.

Equity Repurchase Program

On October 30, 2013, our Board approved the Repurchase Program authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. During 2015, our Board increased the share repurchase authorization under the Repurchase Program by $600.0 million, which increased the total amount that has been authorized under the Repurchase Program to $725.0 million. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options and it can be modified, suspended or discontinued at any time. Repurchases of vested in-the-money employee stock options were made through transactions between us and our employees (other than our executive officers, who were not eligible to participate in the program), and this aspect of the Repurchase Program expired in November 2013. The Repurchase Program for common stock does not have an end date. Under the Repurchase Program in 2015, we repurchased 7,855,796 shares of common stock for an aggregate purchase price of $515.0 million (representing an average price per share of $65.56). From inception through December 31, 2015, we have repurchased $59.1 million of stock options and $521.4 million of common stock under the Repurchase Program. As of December 31, 2015, we have remaining authorization under the Repurchase Program to repurchase up to $144.5 million of our common stock. Additional information regarding the Repurchase Program is presented in Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Other Equity Repurchases

On May 28, 2014, we completed the repurchase of 3,287,209 shares of our common stock for $50.23 per share from TPG Quintiles Holdco, L.P., one of our existing shareholders, in a private transaction for an aggregate purchase price of approximately $165.1 million. The repurchase price per share of common stock was equal to 98% of the closing market price of our common stock on the NYSE on May 27, 2014 (which was $51.26). The repurchase of shares from our existing shareholder was authorized in compliance with our related party transactions approval policy. We funded this private repurchase transaction with cash on hand. This private repurchase transaction was separate from and in addition to the Repurchase Program.

On November 10, 2014, we completed the repurchase of 4,303,666 shares of our common stock for $58.09 per share for an aggregate purchase price of approximately $250.0 million. We funded this repurchase transaction with a combination of cash on hand and a $150.0 million draw on our revolving credit facility which was subsequently repaid. This repurchase transaction was separate from and in addition to the Repurchase Program.

Senior Secured Credit Agreement and Senior Notes

On May 12, 2015, Quintiles Transnational entered into new senior secured credit facilities, or the New Facilities, totaling $1.95 billion. The New Facilities consist of a five-year $500.0 million revolving credit facility, or the New Revolver, and $1.45 billion of term loans ($850 million in Term Loan A due 2020, or Term Loan A, and $600 million in Term Loan B due 2022, or Term Loan B). In addition, Quintiles Transnational issued $800 million of 4.875% senior unsecured notes due 2023, or the Senior Notes, in a private placement. The New Facilities and the Senior Notes are referred to collectively as the “New Debt.” Annual maturities on the Term Loan A and the Term Loan B are 5% and 1%, respectively, of the respective original principal amount with the remaining balances to be repaid on their respective maturity dates. Beginning with the fiscal year ending December 31, 2016, we will be required to make mandatory repayments on Term Loan A and Term Loan B of 50% of excess cash flow (as defined in the credit agreement covering the New Facilities, subject to a reduction to 25% or 0% depending upon our leverage ratio). Based on our current expectations, we do not anticipate any significant mandatory repayments. Mandatory repayments will be allocated pro rata between Term Loan A and Term Loan B (subject to increases in the amount of Term Loan A repayments with amounts declined by Term Loan B lenders), and applied, first, to reduce the next eight quarterly amortization installments in direct order of maturity, and, second, to reduce all remaining amortization installments pro rata. We also will be required to make mandatory repayments with 100% of the net cash proceeds of certain asset dispositions, subject to thresholds and reinvestment rights. Any amounts outstanding under the New Facilities may be voluntarily repaid at any time without penalty. The new senior secured credit facilities arrangements are collateralized by substantially all of the assets of Quintiles Transnational and the assets of Quintiles Transnational’s domestic subsidiaries including 100% of the equity interests of substantially all of Quintiles Transnational’s domestic subsidiaries and 65% of the equity interests of substantially all of the first-tier foreign subsidiaries of Quintiles Transnational and its domestic subsidiaries. Interest on the Senior Notes is paid semiannually on May 15 and November 15 of each year until maturity. The Senior Notes are unsecured senior obligations of Quintiles Transnational and are effectively subordinated in right of payment to all secured obligations of Quintiles Transnational, to the extent of the value of any collateral. We used the proceeds from the New Debt (i) to repay the Term Loan B-3 under our then outstanding senior credit agreement which was due in 2018, (ii) to pay related fees and expenses including $11.0 million of breakage fees associated with the terminated interest rate swaps, and (iii) for general corporate purposes including the share repurchase discussed above.

Receivables Financing Facility

On December 5, 2014, we entered into a four-year arrangement to securitize certain of our accounts receivable. Under the receivables financing facility, certain of our accounts receivable are sold on a non-recourse basis by certain of our consolidated subsidiaries to another of our consolidated subsidiaries, a bankruptcy-remote special purpose entity, or SPE. The SPE obtained a term loan and revolving loan commitment from a third party lender, secured by liens on the assets of the SPE, to finance the purchase of the accounts receivable, which included a $275.0 million term loan and a $25.0 million revolving loan commitment. The revolving loan commitment may be increased by an additional $35.0 million as amounts are repaid under the term loan. Quintiles Transnational has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under the receivables financing facility. The assets of the SPE are not available to satisfy any of our obligations or any obligations of our subsidiaries. The interest rate under the receivables financing facility is a reserve-adjusted LIBOR rate for amounts outstanding on the term loan and a reserve-adjusted LIBOR market index rate for amounts outstanding on the revolving loan. Interest is payable monthly. We used the proceeds from the term loan under the receivables financing facility to repay in full the amount outstanding on the revolving credit facility under our senior secured credit agreement ($150.0 million), to repay $25.0 million of the Term Loan B-3 under our then outstanding senior secured credit agreement, to pay related fees and expenses and the remainder was used for general working capital purposes. As of December 31, 2015, the full $25.0 million of revolving loan commitment was available under the receivables financing facility.

Restrictive Covenants

The credit agreement governing the Quintiles Transnational senior secured credit facilities contains usual and customary restrictive covenants (subject to significant exceptions) that place limitations on Quintiles Transnational’s ability, and the ability of Quintiles Transnational’s restricted subsidiaries, to incur liens; engage in acquisitions, loans and other investments; incur additional indebtedness; merge, dissolve, liquidate or consolidate with or into other persons; sell or otherwise dispose of assets; declare dividends, including to Quintiles Transnational Holdings Inc., and make other restricted payments; engage in businesses that are not related to Quintiles Transnational’s and its restricted subsidiaries’ existing business; transact with affiliates; enter into agreements that restrict subsidiaries from paying intercompany dividends or completing intercompany property transfers or that restrict the ability to create liens in favor of Quintiles Transnational’s lenders; amend or otherwise modify organizational documents or terms and conditions of junior financing documents, if any; change the fiscal year of Quintiles Transnational; prepay, redeem or purchase junior financing, if any; designate any other indebtedness as “designated senior indebtedness” or “senior secured financing”; and engage in sale and leaseback transactions. The credit agreement also contains one financial covenant, which is a total leverage ratio that provides for a maximum ratio of consolidated total debt to consolidated EBITDA, as defined in the credit agreement, for any period of four consecutive fiscal quarters, measured as of the end of such period, of 5.75 to 1.00, and applies at any time that the Term Loan A or New Revolver commitments remain outstanding. Violations of the financial covenant will not entitle the Term Loan B lenders to take any enforcement action prior to an acceleration of the New Revolver and the Term Loan A and, subject to customary limitations, may be cured with an equity contribution.

The agreement governing the Senior Notes limits Quintiles Transnational’s and its restricted subsidiaries’ (as defined in the agreement) ability to create liens and enter into sale and lease-back transactions.

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

In 2015, 2014 and 2013, we believe we were in compliance with our restrictive covenants.

As of December 31, 2015, we had $2.5 billion of total indebtedness, excluding $534.0 million of additional available borrowings under our revolving credit facilities. There were no amounts drawn on the revolving credit facilities in 2015. See Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding our credit arrangements.

Years ended December 31, 2015, 2014 and 2013

Cash Flow from Operating Activities

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net cash provided by operating activities	$475.7	$431.8	$393.4

2015 compared to 2014

Cash provided by operating activities increased by $43.9 million in 2015 as compared to 2014. The increase in cash provided by operating activities primarily reflects the increase in net income including adjustments for non-cash items necessary to reconcile net income to cash provided by operating activities. Also contributing to the increase was an increase in accounts payable and accrued expenses ($58.5 million) as well as lower payments for interest ($11.6 million) and income taxes ($18.1 million). These improvements in operating cash flow were partially offset by higher cash used in days sales outstanding, or DSO. The higher cash used in DSO reflects a seven-day increase in DSO in 2015 compared to a two-day increase in DSO in 2014. DSO can shift significantly at each reporting period depending on the timing of cash receipts under contractual payment terms relative to the recognition of revenue over a project lifecycle.

2014 compared to 2013

Cash provided by operating activities increased by $38.4 million in 2014 as compared to 2013. The increase in operating cash flow reflects an increase in net income, lower payments for interest ($21.6 million), and lower cash used in DSO ($21.1 million) in 2014 as compared to 2013. This lower cash used in DSO reflects a two-day increase in DSO in 2014 compared to a five-day increase in 2013. In addition, net income for 2013 included cash expenses totaling $32.5 million for a fee paid in connection with the termination of our management agreement with affiliates of certain of our shareholders ($25.0 million), a fee paid in connection with the modification of an agreement for the business usage of an airplane owned by GFM ($1.5 million), and a termination fee for the repayment of the $300.0 million term loan ($6.0 million), which did not recur in 2014. These increases in operating cash flow were partially offset by higher payments for income taxes ($67.9 million) and higher cash used for incentive compensation.

Cash Flow from Investing Activities

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net cash used in investing activities	$(67.0)	$(173.1)	$(236.2)

2015 compared to 2014

Cash used in investing activities decreased by $106.1 million in 2015 as compared to 2014. This decrease was primarily related to cash acquired in the Q2 Solutions transaction ($31.7 million) compared to cash used for the acquisition of businesses ($92.2 million) in 2014, partially offset by the termination of interest rate swaps in connection with the refinancing transaction in 2015 ($11.0 million) and higher cash used for investments.

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

Cash Flow from Financing Activities

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net cash (used in) provided by financing activities	$(249.2)	$(130.3)	$71.0

2015 compared to 2014

Cash used in financing activities increased by $118.9 million in 2015 as compared to 2014. The increase in cash used in financing activities in 2015 was primarily related to higher cash used to repurchase common stock ($99.9 million) and lower cash provided by debt issuances, net of repayments ($75.4 million), partially offset by higher cash from stock issued under employee stock purchase and option plans ($29.1 million), and an increase in the excess income tax benefits from share-based award activities ($18.8 million).

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

Contractual Obligations and Commitments

Below is a summary of our future payment commitments by year under contractual obligations as of December 31, 2015 (in millions):

	2016	2017-2018	2019-2020	Thereafter	Total
Long-term debt, including interest (1)	$131.9	$536.1	$853.3	$1,489.5	$3,010.8
Operating leases	84.7	104.4	54.9	111.3	355.3
Purchase obligations (2)	2.3	0.9	0.4	0.2	3.8
Commitments to unconsolidated affiliates (3)	0.8	—	—	—	0.8
Defined benefit plans (4)	5.5	—	—	—	5.5
Uncertain income tax positions (5)	0.3	—	—	—	0.3
Contingent consideration (6)	4.4	—	—	—	4.4
Total	$229.9	$641.4	$908.6	$1,601.0	$3,380.9

(1)	Interest payments on floating rate debt for the senior secured credit agreement and receivables financing facility are based on the interest rates in effect on December 31, 2015.
(2)

Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions.

(3)

We are currently committed to invest $70.0 million in private equity funds. As of December 31, 2015, we have funded approximately $37.3 million of these commitments and we have approximately $32.7 million remaining to be funded.

(4)

We made cash contributions totaling approximately $6.0 million to our defined benefit plans in 2015, and we estimate that we will make contributions totaling approximately $5.5 million in 2016. Due to the potential impact of future plan investment performance, changes in interest rates, changes in other economic and demographic assumptions and changes in legislation in foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions that may be required to fund our defined benefit plans for periods beyond 2016.

(5)

As of December 31, 2015, our liability related to uncertain income tax positions was approximately $32.1 million, $31.8 million of which has not been included in the above table as we are unable to predict when these liabilities will be paid due to the uncertainties in the timing of the settlement of the income tax positions.

(6)	Contingent consideration payable in connection with an acquisition.

Subsequent Event

In February 2016, our Board approved a restructuring plan for approximately $22 million, primarily for severance and other exit costs, to align our resources and reduce overcapacity. Some of these actions are subject to certain legal and regulatory requirements. We anticipate that these actions, if implemented, will occur in 2016 and are expected to result in a reduction of approximately $18 million to $20 million of service revenues during the year ended December 31, 2016 when compared to the same period in 2015.

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

Most contracts are terminable upon 30 to 90 days notice by the customer. Our risk of material loss in these situations is mitigated as these contracts generally require payment to us for expenses to wind down the clinical trial or project, fees earned to date and, in some cases, a termination fee or a payment of some portion of the fees or profits that could have been earned under the contract if it had not been terminated early. In addition, our contract terms provide for payment terms that generally correspond with performance of the services. Termination fees are included in service revenues when realization is assured.

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

Goodwill, Tangible and Identifiable Intangible Assets

We have recorded and allocated to our reporting units the excess of the cost over the fair value of the net assets acquired, known as goodwill. The recoverability of the goodwill and indefinite-lived intangible assets are evaluated annually for impairment, or if and when events or circumstances indicate a possible impairment. Goodwill and indefinite-lived intangible assets are not amortized. We review the carrying values of other identifiable intangible assets if the facts and circumstances indicate a possible impairment. Based upon our 2015 annual testing, we believe that the risk of an impairment to goodwill or indefinite-lived intangible assets is currently very low, except for the Encore reporting unit. While we have concluded at this time that it is more likely than not that there is no impairment in the Encore reporting unit and concluded that a quantitative analysis was not necessary, if certain strategic initiatives do not perform as expected during 2016, a quantitative analysis may be required. Other identifiable intangible assets are amortized over their estimated useful lives.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. In the ordinary course of business, we are exposed to various market risks, including changes in foreign currency exchange rates and interest rates, and we regularly evaluate our exposure to such changes. Our overall risk management strategy seeks to balance the magnitude of the exposure and the cost and availability of appropriate financial instruments. From time to time, we have utilized forward exchange contracts to manage our foreign currency exchange rate risk. The following analyses present the sensitivity of our financial instruments to hypothetical changes in rates that are reasonably possible over a one-year period.

Foreign Currency Exchange Rates

Approximately 32% and 38% of our service revenues for the years ended December 31, 2015 and 2014, respectively, were denominated in currencies other than the United States dollar. Our financial statements are reported in United States dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into United States dollars for purposes of reporting our consolidated financial results. In 2015 and 2014, the most significant currency exchange rate exposures were the Euro, British pound, Singapore dollar, Indian rupee and Japanese Yen. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to United States dollars would have impacted income before income taxes for 2015 by approximately $45.4 million. Accumulated currency translation adjustments recorded as a separate component of shareholders’ deficit were ($116.8) million and ($55.7) million at December 31, 2015 and 2014, respectively. We do not have significant operations in countries in which the economy is considered to be highly-inflationary.

We are subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of a transaction. We earn revenue from our service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect our profitability with respect to such contracts. We limit our foreign currency transaction risk through exchange rate fluctuation provisions stated in our contracts with customers, or we may hedge our transaction risk with foreign currency exchange contracts. At December 31, 2015, we had 15 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through September 2016 with a notional value totaling approximately $117.5 million. At December 31, 2014, we had 13 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through September 2015 with a notional value totaling approximately $76.0 million.

Interest Rates

Because we have variable rate debt, fluctuations in interest rates affect our business. We attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. We have entered into interest rate swaps with financial institutions that have reset dates and critical terms that match those of our senior secured term loan credit facility. Accordingly, any change in market value associated with the interest rate swaps is offset by the opposite market impact on the related debt. As of December 31, 2015, we had approximately $1.7 billion of variable rate indebtedness. In June 2015, we entered into seven forward starting interest rate swaps with a notional value of $440.0 million which will be effective June 30, 2016 at which time we will have approximately $1.2 billion of variable rate indebtedness. The interest rate swaps expire between March 31, 2017 and March 31, 2020. Because we do not attempt to hedge all of our variable rate debt, we may incur higher interest costs for the portion of our variable rate debt which is not hedged. Once the interest rate swaps are effective, each quarter-point increase or decrease in the variable interest rate would result in our interest expense changing by approximately $3.1 million per year under our unhedged variable rate debt.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Thomas H. Pike	/s/ Michael R. McDonnell
Thomas H. Pike	Michael R. McDonnell
Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

February 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Quintiles Transnational Holdings Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Quintiles Transnational Holdings Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2015 and 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

February 11, 2016

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Service revenues	$4,326,419	$4,165,822	$3,808,340
Reimbursed expenses	1,411,200	1,294,176	1,291,205
Total revenues	5,737,619	5,459,998	5,099,545
Costs of revenue, service costs	2,725,586	2,684,106	2,471,426
Costs of revenue, reimbursed expenses	1,411,200	1,294,176	1,291,205
Selling, general and administrative	920,985	882,338	860,510
Restructuring costs	30,752	8,988	14,071
Impairment charges	2,484	—	—
Income from operations	646,612	590,390	462,333
Interest income	(4,317)	(3,410)	(3,937)
Interest expense	101,792	100,589	123,508
Loss on extinguishment of debt	7,780	—	19,831
Other expense (income), net	2,362	(8,978)	(185)
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	538,995	502,189	323,116
Income tax expense	158,989	150,056	95,965
Income before equity in earnings (losses) of unconsolidated affiliates	380,006	352,133	227,151
Equity in earnings (losses) of unconsolidated affiliates	8,298	4,368	(1,124)
Net income	388,304	356,501	226,027
Net (income) loss attributable to noncontrolling interests	(1,099)	(118)	564
Net income attributable to Quintiles Transnational Holdings Inc.	$387,205	$356,383	$226,591
Earnings per share attributable to common shareholders:
Basic	$3.15	$2.78	$1.83
Diluted	$3.08	$2.72	$1.77
Weighted average common shares outstanding:
Basic	123,038	127,994	124,147
Diluted	125,630	131,083	127,862

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$388,304	$356,501	$226,027
Comprehensive income adjustments:
Unrealized (losses) gains on marketable securities, net of income taxes of ($168), ($376) and $2,016	(268)	(600)	3,225
Unrealized (losses) gains on derivative instruments, net of income taxes of ($3,679), ($1,767) and ($751)	(9,523)	(5,067)	358
Defined benefit plan adjustments, net of income taxes of $318, ($2,981) and ($131)	(36)	(7,237)	2,278
Foreign currency translation, net of income taxes of ($5,581), ($2,101) and ($2,465)	(60,024)	(47,807)	(22,663)
Reclassification adjustments:
Gains on marketable securities included in net income, net of income taxes of ($1,927)	—	(3,077)	—
Losses on derivative instruments included in net income, net of income taxes of $5,826, $4,022 and $4,991	12,443	4,608	8,089
Amortization of prior service costs and losses included in net income, net of income taxes of $355, $275 and $389	618	468	655
Comprehensive income	331,514	297,789	217,969
Comprehensive loss (income) attributable to noncontrolling interests	3,416	(121)	551
Comprehensive income attributable to Quintiles Transnational Holdings Inc.	$334,930	$297,668	$218,520

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$977,151	$867,358
Restricted cash	2,478	2,882
Trade accounts receivable and unbilled services, net	1,165,749	975,255
Prepaid expenses	50,624	44,628
Deferred income taxes	100,978	118,515
Income taxes receivable	34,089	45,357
Other current assets and receivables	80,916	92,088
Total current assets	2,411,985	2,146,083
Property and equipment, net	188,393	190,297
Investments in debt, equity and other securities	32,911	34,503
Investments in and advances to unconsolidated affiliates	52,382	31,508
Goodwill	719,740	464,434
Other identifiable intangibles, net	368,106	280,243
Deferred income taxes	42,684	35,972
Deposits and other assets	110,115	112,913
Total assets	$3,926,316	$3,295,953
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$145,484	$108,743
Accrued expenses	760,757	733,644
Unearned income	584,646	543,305
Income taxes payable	35,173	55,694
Current portion of long-term debt and obligations held under capital leases	48,513	826
Other current liabilities	19,603	29,688
Total current liabilities	1,594,176	1,471,900
Long-term debt and obligations held under capital leases, less current portion	2,419,293	2,282,612
Deferred income taxes	65,702	61,797
Other liabilities	182,826	183,656
Total liabilities	4,261,997	3,999,965
Commitments and contingencies (Note 1)
Shareholders’ deficit:
Common stock and additional paid-in capital, 300,000 shares authorized, $0.01 par value, 119,378 and 124,129 shares issued and outstanding at December 31, 2015 and 2014, respectively	8,784	143,828
Accumulated deficit	(461,635)	(788,798)
Accumulated other comprehensive loss	(111,366)	(59,091)
Deficit attributable to Quintiles Transnational Holdings Inc.’s shareholders	(564,217)	(704,061)
Noncontrolling interests	228,536	49
Total shareholders’ deficit	(335,681)	(704,012)
Total liabilities and shareholders’ deficit	$3,926,316	$3,295,953

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Operating activities:
Net income	$388,304	$356,501	$226,027
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	127,742	121,013	107,504
Amortization of debt issuance costs and discount	9,170	6,688	21,825
Amortization of accumulated other comprehensive loss on terminated interest rate swaps	7,881	—	—
Share-based compensation	37,758	30,001	22,826
Gain on disposals of property and equipment, net	(710)	(975)	(1,153)
Impairment of long-lived assets	2,484	—	—
(Earnings) loss from unconsolidated affiliates	(8,265)	(4,346)	1,004
Loss (gain) on investments, net	1,012	(4,797)	(183)
Provision for (benefit from) deferred income taxes	18,351	(6,168)	(24,236)
Excess income tax benefits from share-based award activities	(39,071)	(20,303)	(16,204)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	(246,028)	(78,630)	(151,681)
Prepaid expenses and other assets	14,436	(40,832)	(18,576)
Accounts payable and accrued expenses	104,350	45,804	107,047
Unearned income	53,847	19,943	71,852
Income taxes payable and other liabilities	4,430	7,855	47,319
Net cash provided by operating activities	475,691	431,754	393,371
Investing activities:
Acquisition of property, equipment and software	(78,391)	(82,650)	(88,347)
Acquisition of businesses, net of cash acquired	31,725	(92,201)	(144,970)
Proceeds from disposition of property and equipment	2,491	1,611	2,021
Proceeds from sale of equity securities	—	5,861	60
Investments in and advances to unconsolidated affiliates, net of payments received	(12,350)	(4,472)	(7,353)
Termination of interest rate swaps	(10,981)	—	—
Other	551	(1,263)	2,413
Net cash used in investing activities	(66,955)	(173,114)	(236,176)
Financing activities:
Proceeds from issuance of debt	2,248,500	275,000	2,060,755
Payment of debt issuance costs	(22,028)	(1,455)	(2,607)
Repayment of debt	(2,056,780)	(30,157)	(2,444,600)
Proceeds from revolving credit facility	—	150,000	—
Repayment of revolving credit facility	—	(150,000)	—
Principal payments on capital lease obligations	(4,296)	(2,612)	(3,812)
Contingent consideration paid	(3,000)	(3,000)	—
Issuance of common stock	—	—	525,000
Payment of common stock issuance costs	—	(105)	(35,439)
Stock issued under employee stock purchase and option plans	64,297	35,228	12,539
Repurchase of common stock	(515,010)	(415,131)	(6,434)
Repurchase of stock options	—	(8,415)	(50,649)
Excess income tax benefits from share-based award activities	39,071	20,303	16,204
Net cash (used in) provided by financing activities	(249,246)	(130,344)	70,957
Effect of foreign currency exchange rate changes on cash	(49,697)	(39,081)	(17,737)
Increase in cash and cash equivalents	109,793	89,215	210,415
Cash and cash equivalents at beginning of period	867,358	778,143	567,728
Cash and cash equivalents at end of period	$977,151	$867,358	$778,143

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Common Stock	Additional Paid-In Capital	Noncontrolling Interests	Total
	(in thousands, except share data)
Balance, December 31, 2012 (115,763,510 shares)	$(1,371,772)	$7,695	$1,158	$3,396	$479	$(1,359,044)
Issuance of common stock (14,041,620 shares)	—	—	141	537,398	—	537,539
Stock issuance costs	—	—	—	(35,439)	—	(35,439)
Repurchase of common stock (153,223 shares)	—	—	(2)	(6,432)	—	(6,434)
Repurchase of stock options	—	—	—	(59,064)	—	(59,064)
Share-based compensation	—	—	—	20,784	—	20,784
Income tax benefits from share-based award activities	—	—	—	16,204	—	16,204
Net income	226,591	—	—	—	(564)	226,027
Unrealized gain on marketable securities, net of tax	—	3,225	—	—	—	3,225
Unrealized gain on derivative instruments, net of tax	—	358	—	—	—	358
Defined benefit plan adjustments, net of tax	—	2,278	—	—	—	2,278
Foreign currency translation, net of tax	—	(22,676)	—	—	13	(22,663)
Reclassification adjustments, net of tax	—	8,744	—	—	—	8,744
Balance, December 31, 2013 (129,651,907 shares)	(1,145,181)	(376)	1,297	476,847	(72)	(667,485)
Issuance of common stock (2,068,608 shares)	—	—	21	35,281	—	35,302
Stock issuance costs	—	—	—	(105)	—	(105)
Repurchase of common stock (7,591,175 shares)	—	—	(76)	(415,055)	—	(415,131)
Share-based compensation	—	—	—	25,315	—	25,315
Income tax benefits from share-based award activities	—	—	—	20,303	—	20,303
Net income	356,383	—	—	—	118	356,501
Unrealized loss on marketable securities, net of tax	—	(600)	—	—	—	(600)
Unrealized loss on derivative instruments, net of tax	—	(5,067)	—	—	—	(5,067)
Defined benefit plan adjustments, net of tax	—	(7,237)	—	—	—	(7,237)
Foreign currency translation, net of tax	—	(47,810)	—	—	3	(47,807)
Reclassification adjustments, net of tax	—	1,999	—	—	—	1,999
Balance, December 31, 2014 (124,129,340 shares)	(788,798)	(59,091)	1,242	142,586	49	(704,012)
Issuance of common stock (3,104,187 shares)	—	—	31	64,583	—	64,614
Repurchase of common stock (7,855,796 shares)	(60,042)	—	(79)	(454,889)	—	(515,010)
Share-based compensation	—	—	—	31,582	—	31,582
Income tax benefits from share-based award activities	—	—	—	39,071	—	39,071
Q2 Solutions business combination	—	—	—	423,268	—	423,268
Noncontrolling interest related to Q2 Solutions transaction	—	—	—	(231,903)	231,903	—
Deferred tax impact of the Q2 Solutions transaction	—	—	—	(6,708)	—	(6,708)
Net income	387,205	—	—	—	1,099	388,304
Unrealized loss on marketable securities, net of tax	—	(268)	—	—	—	(268)
Unrealized loss on derivative instruments, net of tax	—	(9,523)	—	—	—	(9,523)
Defined benefit plan adjustments, net of tax	—	(36)	—	—	—	(36)
Foreign currency translation, net of tax	—	(55,509)	—	—	(4,515)	(60,024)
Reclassification adjustments, net of tax	—	13,061	—	—	—	13,061
Balance, December 31, 2015 (119,377,731 shares)	$(461,635)	$(111,366)	$1,194	$7,590	$228,536	$(335,681)

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The Company

Conducting business in approximately 100 countries with approximately 36,100 employees, Quintiles Transnational Holdings Inc. (together with its subsidiaries, the “Company”) is a provider of pharmaceutical development services and commercial outsourcing services that helps its biopharmaceutical customers, as well as customers in the broader healthcare industry, to make decisions regarding drug development, commercialization and drug therapy choices. The Company also offers a number of services designed to address the outcomes and analytical needs of the broader healthcare industry.

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

Foreign Currencies

The Company’s financial statements are reported in United States dollars and, accordingly, the Company’s results of operations are impacted by fluctuations in exchange rates that affect the translation of its revenues and expenses denominated in foreign currencies into United States dollars for purposes of reporting its consolidated financial results. Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange during the year. Translation adjustments resulting from this process are charged or credited to the accumulated other comprehensive income (loss) (“AOCI”) component of shareholders’ deficit. The Company is subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of a transaction. The Company earns revenue from its service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company’s profitability with respect to such contracts. Other expense (income), net includes foreign currency net (gains) losses for 2015, 2014 and 2013 of approximately ($4.6) million, $4.9 million and $4.0 million, respectively.

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

Definite-lived identifiable intangible assets are amortized primarily using an accelerated method that reflects the pattern in which the Company expects to benefit from the use of the asset over its estimated remaining useful life as follows:

Trademarks and trade names	2 - 6	years
Non-compete agreements	3	years
Contract backlog and customer relationships	1 - 10	years
Software and related assets	2 - 9	years

Goodwill and indefinite-lived identifiable intangible assets, which consist of certain trade names, are not amortized but evaluated for impairment annually, or more frequently if events or changes in circumstances indicate an impairment.

Included in software and related items is the capitalized cost of internal-use software used in supporting the Company’s business. Qualifying costs incurred during the application development stage are capitalized and amortized over their estimated useful lives. The Company recognized $37.7 million, $33.1 million and $32.2 million of amortization expense in 2015, 2014 and 2013, respectively, related to software and related assets.

The carrying values of property, equipment and intangible and other long-lived assets are reviewed for recoverability if the facts and circumstances suggest that a potential impairment may have occurred. If this review indicates that carrying values will not be recoverable, as determined based on undiscounted cash flow projections, the Company will record an impairment charge to reduce carrying values to estimated fair value. During 2015, the Company recognized a $2.5 million impairment charge for long-lived assets related to a facility closure in Japan. There were no events, facts or circumstances in 2014 and 2013 that resulted in any impairment charges to the Company’s property, equipment, intangible or other long-lived assets.

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

The majority of the Company’s contracts within the Product Development segment are service contracts for clinical research that represent a single unit of accounting. The Company recognizes revenue on its clinical research services contracts as services are performed primarily on a proportional performance basis, generally using output measures that are specific to the service provided. Examples of output measures include among others, number of investigators enrolled, number of site initiation visits and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that ratio by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the customer has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized, as described above. To the extent that contracts involve multiple elements, the Company follows the allocation methodology described above and recognizes revenue for each unit of accounting on a proportional performance basis.

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

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. Investment policies have been implemented that limit purchases of marketable securities to investment grade securities. Substantially all service revenues for Product Development and Integrated Healthcare Services are earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and healthcare companies. The concentration of credit risk is equal to the outstanding accounts receivable and unbilled services balances, less the unearned income related thereto, and such risk is subject to the financial and industry conditions of the Company’s customers. The Company does not require collateral or other securities to support customer receivables. Credit losses have been immaterial and reasonably within management’s expectations. No customer accounted for 10.0% or more of consolidated service revenues in 2015, 2014 or 2013.

Research and Development Costs

Research and development costs consist primarily of employee compensation and related expenses and information technology contract services and are charged to expense as incurred. The following is a summary of the research and development expenses (in thousands):

	Year Ended December 31,
	2015	2014	2013
Internally developed software applications and computer technology	$3,198	$4,980	$3,955
Funding of customer's research and development activity	139	811	1,000
	$3,337	$5,791	$4,955

Advertising Costs

Advertising costs, which include the development and production of advertising materials and the communication of these materials, are charged to expense as incurred. The Company incurred approximately $12.8 million, $16.0 million and $14.8 million in advertising expense in 2015, 2014 and 2013, respectively.

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

The Company accounts for its share-based compensation for restricted stock units (“RSUs”) and performance awards based on the closing market price of the Company’s common stock on the date of grant.

The Company recognized share-based compensation expense of $37.8 million, $30.0 million and $22.8 million in 2015, 2014 and 2013, respectively. Share-based compensation expense is included in selling, general and administrative expenses on the accompanying consolidated statements of income which is consistent with the classification of all other compensation costs incurred for the employees who were granted the share-based awards. The associated future income tax benefit recognized was $8.9 million, $7.6 million and $8.1 million in 2015, 2014 and 2013, respectively. As of December 31, 2015, there was approximately $38.8 million of total unrecognized share-based compensation expense related to outstanding non-vested share-based compensation arrangements, which the Company expects to recognize over a weighted average period of 1.3 years.

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

Recently Issued Accounting Standards

In November 2015, the FASB issued new accounting guidance which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The new standard will be effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to early adopt this new accounting guidance on January 1, 2016. As of December 31, 2015, the Company had approximately $101.0 million and $148,000 of current deferred income tax assets and current deferred income tax liabilities, respectively.

In September 2015, the FASB issued new guidance that will change the requirements for reporting measurement period adjustments to provisional amounts initially recognized in connection with a business combination. Currently, an acquiring entity is required to retrospectively adjust, in prior period financial statements, the provisional amounts to reflect new information obtained during the measurement period. Under the new guidance, adjustments to the provisional amounts will be reflected in the financial statements for the reporting period in which the adjustments are determined, including by recognizing in current period earnings the full effect of changes in depreciation, amortization or other income effects. The new guidance requires that the acquiring entity either present separately on the face of the current period income statement or disclose in the notes to the current period financial statements, by line item, the amount of the adjustments made during the current period. The Company will adopt the new guidance on January 1, 2016, as required. The adoption is not expected to have a material impact on the Company’s financial statements.

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

2. Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consist of the following (in thousands):

	December 31,
	2015	2014
Trade:
Billed	$553,652	$444,941
Unbilled services	614,381	532,312
	1,168,033	977,253
Allowance for doubtful accounts	(2,284)	(1,998)
	$1,165,749	$975,255

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

	December 31,
	2015	2014
Americas:
United States	58%	55%
Other	1	2
Americas	59	57
Europe and Africa:
United Kingdom	23	23
Other	10	11
Europe and Africa	33	34
Asia-Pacific:
Japan	3	4
Other	5	5
Asia-Pacific	8	9
	100%	100%

3. Investments – Debt, Equity and Other Securities

The following is a summary of the Company’s debt, equity and other securities (in thousands):

	December 31,
	2015	2014
Marketable securities	$395	$831
Cost method	32,516	33,672
	$32,911	$34,503

Investments in Marketable Securities:

The following is a summary of available-for-sale securities (in thousands):

	December 31, 2015			December 31, 2014
		Gross			Gross
	Amortized	Unrealized	Market	Amortized	Unrealized	Market
	Cost	Loss	Value	Cost	Loss	Value
Marketable equity	$1,103	$(708)	$395	$1,103	$(272)	$831

The Company recognized a $5.0 million gain from the sale of marketable equity securities in 2014. The Company did not recognize any gains from the sale of marketable equity securities in 2015 and 2013. The Company did not recognize any losses from the sale of marketable equity securities in 2015, 2014 and 2013.

The net after-tax adjustment to unrealized holding gains (losses) on available-for-sale securities included in the AOCI component of shareholders’ deficit was ($438,000), ($170,000) and $3.5 million in 2015, 2014 and 2013, respectively.

The Company’s policy is to continually review declines in fair value of marketable equity securities for declines that may be other than temporary. As part of this review, the Company considers the financial statements of the investee, analysts’ reports, duration of the decline in fair value and general market factors. The Company did not recognize any such losses in 2015, 2014 and 2013.

Investments – Cost Method

The Company has investments in equity securities of companies for which there are not readily available market values and for which the Company does not exercise significant influence or control. These investments are accounted for using the cost method. Below is a summary of the Company’s portfolio of cost method investments (in thousands):

	December 31,
	2015	2014
Equity investments	$32,516	$32,516
Convertible notes	—	1,156
	$32,516	$33,672

On February 25, 2011, the Company and the Samsung Group entered into an agreement to form a joint venture intended to provide biopharmaceutical contract manufacturing services in South Korea. The Company committed to invest up to $30.0 million for a noncontrolling interest and has funded all of this commitment. As of December 31, 2015 and 2014, the Company has an approximately 2.2% and 3.0%, respectively, ownership interest in the joint venture.

In December 2011, the Company and Intarcia Therapeutics (“Intarcia”) entered into an alliance to develop a new therapy for type 2 diabetes whereby Intarcia will use the Company to conduct Phase III pivotal clinical trials and a cardiovascular outcomes clinical trial. Under the alliance, the Company provided Intarcia a customer incentive of $12.5 million and acquired $5.0 million of preferred stock of Intarcia. The customer incentive is being amortized in proportion to the revenues earned as a reduction of revenue recorded under the service arrangements. As of December 31, 2015 and 2014, the customer incentive of $2.5 million and $7.1 million, respectively, was recorded in deposits and other assets on the accompanying consolidated balance sheets. The $5.0 million investment in preferred stock of Intarcia is recorded in “investments — debt, equity and other securities” on the accompanying consolidated balance sheets.

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

4. Investments in and Advances to Unconsolidated Affiliates

The Company accounts for its investments in and advances to unconsolidated affiliates under the equity method of accounting and records its pro rata share of its losses or earnings from these investments in equity in earnings (losses) of unconsolidated affiliates. The following is a summary of the Company’s investments in and advances to unconsolidated affiliates (in thousands):

	December 31,
	2015	2014
NovaQuest Pharma Opportunities Fund III, L.P.	$39,785	$22,633
NovaQuest Pharma Opportunities Fund IV, L.P.	2,524	—
CenduitTM	9,478	8,271
Other	595	604
	$52,382	$31,508

NovaQuest Pharma Opportunities Funds

The Company has committed to invest up to $50 million as a limited partner in NovaQuest Pharma Opportunities Fund III, L.P. (“Fund III”). As of December 31, 2015, the Company has funded approximately $34.7 million and has approximately $15.3 million of remaining funding commitments. As of December 31, 2015 and 2014, the Company had a 10.9% ownership interest in Fund III.

In February 2015, the Company committed to invest up to $20 million as a limited partner in a new private equity fund, NovaQuest Pharma Opportunities Fund IV, L.P. (“Fund IV”). As of December 31, 2015, the Company has funded approximately $2.7 million and has approximately $17.3 million of remaining funding commitments. As of December 31, 2015, the Company had a 2.3% ownership interest in Fund IV.

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

5. Derivatives

As of December 31, 2015, the Company held the following derivative positions: (i) forward exchange contracts to protect against foreign exchange movements for certain forecasted foreign currency cash flows related to service contracts and (ii) interest rate swaps to hedge the exposure to variability in interest payments on variable interest rate debt. The Company does not use derivative financial instruments for speculative or trading purposes.

As of December 31, 2015, the Company had 15 open foreign exchange forward contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2016 with notional amounts totaling $117.5 million. As of December 31, 2014, the Company had 13 open foreign exchange forward contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2015 with notional amounts totaling $76.0 million. These contracts were executed to hedge the risk of the potential volatility in the cash flows resulting from fluctuations in currency exchange rates during the first nine months of 2016. These transactions are accounted for as cash flow hedges, as such, the effective portion of the gain or loss on the contracts is recorded as unrealized gains (losses) on derivatives included in the AOCI component of shareholders’ deficit. These hedges are highly effective. As of December 31, 2015 and 2014, the Company had recorded gross unrealized losses of $5.2 million and $4.6 million, respectively, related to foreign exchange forward contracts. Upon expiration of the hedge instruments in 2016, the Company will reclassify the unrealized holding gains and losses on the derivative instruments included in AOCI into earnings. The unrealized losses are included in other current liabilities on the accompanying consolidated balance sheets as of December 31, 2015 and 2014, respectively.

On June 9, 2011, the Company entered into six interest rate swaps which expired between September 30, 2013 and March 31, 2016 in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. During May 2015, in conjunction with the debt refinancing described in Note 10, the Company terminated the remaining open interest rate swaps for a cash payment to the counterparty of $12.4 million, which included $1.4 million of accrued interest. Since the hedged forecasted cash transactions continue to be probable of occurring, the accumulated loss ($3.1 million at December 31, 2015) related to the terminated interest rate swaps in AOCI will be reclassified to earnings as a component of interest expense in the same periods as the hedged forecasted transactions occur over the next three months.

On June 3, 2015, the Company entered into seven forward starting interest rate swaps with a notional value of $440.0 million in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. Interest on the swaps begins to accrue on June 30, 2016 and the interest rate swaps expire between March 31, 2017 and March 31, 2020. The critical terms of the interest rate swaps are substantially the same as those of the Company’s senior secured credit facilities, including quarterly interest settlements. These interest rate swaps are being accounted for as cash flow hedges as these transactions were executed to hedge the Company’s interest payments, and these hedges are deemed to be highly effective. As such, changes in the fair value of these derivative instruments are recorded as unrealized gains (losses) on derivatives included in AOCI. The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparty, which, when they occur, are reflected as interest expense on the consolidated statements of income. These payments, together with the variable rate of interest incurred on the underlying debt, result in a fixed rate of interest of 2.1% plus the applicable margin on the affected borrowings. These interest rate swaps will result in a total debt mix of approximately 50% fixed rate debt and 50% variable rate debt. The Company expects that $3.2 million of unrealized losses will be reclassified out of AOCI and will form the interest rate swap component of the 2.1% fixed rate of interest incurred over the next 12 months as the underlying net payments are settled.

The fair values of the Company’s derivative instruments designated as hedging instruments and the line items on the accompanying consolidated balance sheets to which they were recorded are summarized in the following table (in thousands):

		December 31,
	Balance Sheet Classification	2015	2014
Foreign exchange forward contracts	Other current liabilities	$5,194	$4,635
Interest rate swaps	Other current liabilities	$5,698	$14,424

The effect of the Company’s cash flow hedging instruments on other comprehensive income (loss) is summarized in the following table (in thousands):

	Year Ended December 31,
	2015	2014	2013
Foreign exchange forward contracts	$(559)	$(8,585)	$3,485
Interest rate swaps	5,626	10,381	9,202
Total	$5,067	$1,796	$12,687

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Marketable equity securities	$395	$—	$—	$395
Total	$395	$—	$—	$395
Liabilities:
Foreign exchange forward contracts	$—	$5,194	$—	$5,194
Interest rate swaps	—	5,698	—	5,698
Contingent consideration	—	—	4,374	4,374
Total	$—	$10,892	$4,374	$15,266

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Marketable equity securities	$831	$—	$—	$831
Total	$831	$—	$—	$831
Liabilities:
Foreign exchange forward contracts	$—	$4,635	$—	$4,635
Interest rate swaps	—	14,424	—	14,424
Contingent consideration	—	—	1,452	1,452
Total	$—	$19,059	$1,452	$20,511

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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31 (in thousands):

	Contingent Consideration –
	Accrued Expenses and Other Liabilities
	2015	2014	2013
Balance as of January 1	$1,452	$13,014	$3,521
Initial estimate of contingent consideration	—	—	14,300
Contingent consideration paid	(3,000)	(3,000)	—
Revaluations included in earnings	5,922	(8,562)	(4,807)
Balance as of December 31	$4,374	$1,452	$13,014

The revaluation for the contingent consideration is recognized in other expense (income), net on the accompanying consolidated statements of income.

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

As of December 31, 2015, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $1,172.7 million and were identified as Level 3. These assets are comprised of cost and equity method investments of $84.9 million, goodwill of $719.7 million and other identifiable intangibles, net of $368.1 million.

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

7. Property and Equipment

The major classes of property and equipment were as follows (in thousands):

	December 31,
	2015	2014
Land, buildings and leasehold improvements	$187,405	$185,940
Equipment	257,119	240,227
Furniture and fixtures	52,840	54,615
Motor vehicles	13,348	15,443
	510,712	496,225
Less accumulated depreciation	(322,319)	(305,928)
	$188,393	$190,297

8. Goodwill and Identifiable Intangible Assets

As of December 31, 2015, the Company has approximately $368.1 million of identifiable intangible assets, of which approximately $128.2 million, relating to trade names, is deemed to be indefinite-lived and, accordingly, is not being amortized. Amortization expense associated with identifiable definite-lived intangible assets was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Amortization expense	$66,545	$58,457	$51,450

Estimated amortization expense for existing identifiable intangible assets is expected to be approximately $61.7 million, $50.2 million, $39.2 million, $32.5 million and $20.8 million for the years ending December 31, 2016, 2017, 2018, 2019 and 2020, respectively. Estimated amortization expense can be affected by various factors, including future acquisitions or divestitures of product and/or licensing and distribution rights or impairments.

The following is a summary of identifiable intangible assets (in thousands):

	As of December 31, 2015			As of December 31, 2014
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Definite-lived identifiable intangible assets:
Product licensing and distribution rights and customer relationships	$224,149	$(75,606)	$148,543	$123,227	$(54,413)	$68,814
Trademarks, trade names and other	14,620	(6,081)	8,539	18,571	(6,399)	12,172
Software and related assets	279,266	(196,489)	82,777	260,052	(170,471)	89,581
	$518,035	$(278,176)	$239,859	$401,850	$(231,283)	$170,567
Indefinite-lived identifiable intangible assets:
Trade names	$128,247	$—	$128,247	$109,676	$—	$109,676

Accumulated amortization of identifiable intangible assets includes the impact of amortization expense, foreign exchange fluctuations and disposals of software and related assets.

The following is a summary of goodwill by segment for the years ended December 31, 2015 and 2014 (in thousands):

		Integrated
	Product	Healthcare
	Development	Services	Consolidated
Balance as of December 31, 2013	$351,144	$58,482	$409,626
Business combinations	—	62,778	62,778
Impact of foreign currency fluctuations and other	(4,536)	(3,434)	(7,970)
Balance as of December 31, 2014	346,608	117,826	464,434
Business combinations	262,377	—	262,377
Impact of foreign currency fluctuations and other	(6,879)	(192)	(7,071)
Balance as of December 31, 2015	$602,106	$117,634	$719,740

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Compensation, including bonuses, fringe benefits and payroll taxes	$400,748	$403,250
Restructuring	13,564	6,083
Interest	5,115	274
Contract related	271,076	255,530
Other	70,254	68,507
	$760,757	$733,644

10. Credit Arrangements

The following is a summary of the Company’s revolving credit facilities at December 31, 2015:

Facility	Interest Rates
$500.0 million (revolving credit facility)	London Interbank Offer Rate (“LIBOR”) (0.61% at December 31, 2015) plus 1.75%
$25.0 million (receivables financing facility)	LIBOR Market Index Rate (0.43% at December 31, 2015) plus 0.85% to 1.35% depending upon the Company’s debt rating
£10.0 million (approximately $14.8 million) general banking facility with a European headquartered bank	Bank’s base rate (0.5% at December 31, 2015) plus 1%

During 2014, the Company borrowed and repaid $150.0 million from its then outstanding revolving credit facility. The Company did not have any outstanding borrowings under any of the revolving credit facilities at December 31, 2015 or 2014. At December 31, 2015, there were bank guarantees totaling approximately £3.9 million (approximately $5.8 million) issued against the availability of the general banking facility with a European headquartered bank through their operations in the United Kingdom.

Long-term debt consists of the following (in thousands):

	December 31,
	2015	2014
4.875% Senior Notes due 2023	$800,000	$—
Term Loan A due 2020 (LIBOR plus 1.75%, or 2.36% at December 31, 2015)	828,750	—
Term Loan B due 2022 (the greater of LIBOR or 0.75% plus 2.50%, or 3.25% at December 31, 2015)	597,000	—
Term Loan B-3 due 2018 (the greater of three month LIBOR or 1.25% plus 2.50%, or 3.75% at December 31, 2014)	—	2,030,606
Receivables financing facility due 2018 (LIBOR plus 1.05%, or 1.48% at December 31, 2015)	275,000	275,000
	2,500,750	2,305,606
Less: unamortized discount	(24,020)	(12,379)
Less: unamortized debt issuance costs	(8,955)	(9,879)
Less: current portion	(48,500)	(750)
	$2,419,275	$2,282,598

Contractual maturities of long-term debt at December 31, 2015 are as follows (in thousands):

2016	$48,500
2017	48,500
2018	323,500
2019	48,500
2020	664,750
Thereafter	1,367,000
$2,500,750

The estimated fair value of the Company’s long-term debt approximates its carrying value as of December 31, 2015 and 2014. The estimated fair value of the long-term debt is primarily based on rates in which the debt is traded among banks.

Senior Secured Credit Agreement

2015 Senior Secured Credit Agreement

On May 12, 2015, the Company through its wholly-owned subsidiary, Quintiles Transnational, entered into new senior secured credit facilities (the “New Facilities”) totaling $1.95 billion. The New Facilities consist of a five-year $500.0 million revolving credit facility (the “New Revolver”) and $1.45 billion of term loans ($850 million in New Term Loan A due 2020 (the “New Term Loan A”) and $600 million in New Term Loan B due in 2022 (the “New Term Loan B”)). In addition, Quintiles Transnational issued $800 million of 4.875% senior unsecured notes due 2023 (the “Senior Notes”) in a private placement. The New Facilities and the Senior Notes are referred to collectively as the “New Debt.”

Annual maturities on the New Term Loan A and the New Term Loan B are 5% and 1%, respectively, of the respective original principal amount with the remaining balance to be repaid on their respective maturity dates. Beginning with the fiscal year ending December 31, 2016, the Company will be required to make mandatory repayments on New Term Loan A and New Term Loan B of 50% of excess cash flow (as defined in the credit agreement covering the New Facilities, subject to a reduction to 25% or 0% depending upon the Company’s leverage ratio). Mandatory repayments will be allocated pro rata between New Term Loan A and New Term Loan B (subject to increases in the amount of New Term Loan A repayments with amounts declined by New Term Loan B lenders), and applied, first, to reduce the next eight quarterly amortization installments in direct order of maturity, and, second, to reduce all remaining amortization installments pro rata. The Company will also be required to make mandatory repayments with 100% of the net cash proceeds of certain asset dispositions, subject to thresholds and reinvestment rights. Any amounts outstanding under the New Facilities may be voluntarily repaid at any time without penalty. The new senior secured credit facilities arrangements are collateralized by substantially all of the assets of Quintiles Transnational and the assets of Quintiles Transnational’s domestic subsidiaries including 100% of the equity interests of substantially all of Quintiles Transnational’s domestic subsidiaries and 65% of the equity interests of substantially all of the first-tier foreign subsidiaries of Quintiles Transnational and its domestic subsidiaries.

Interest on the Senior Notes is paid semiannually on May 15 and November 15 of each year until maturity. The Senior Notes are unsecured senior obligations of Quintiles Transnational and are effectively subordinated in right of payment to all secured obligations of Quintiles Transnational, to the extent of the value of any collateral.

The Company used the proceeds from the New Debt (i) to repay the then outstanding Term Loan B-3 (defined below) which was due in 2018, (ii) to pay related fees and expenses including $11.0 million of breakage fees associated with the terminated interest rate swaps discussed further in Note 5, and (iii) for general corporate purposes including the share repurchase discussed further in Note 12.

2014 Revolving Credit Facility Amendment

On November 7, 2014, the Company entered into an amendment to its then outstanding senior secured credit agreement that increased its revolving credit facility from $300.0 million to $400.0 million and extended the maturity date for most of the then outstanding revolving credit facility by six months. The other terms of the then outstanding senior secured credit agreement were not altered by the amendment. On May 12, 2015, the Company’s then outstanding revolving credit facility was replaced with the New Revolver (defined and discussed above).

2013 Senior Secured Credit Agreement

On December 20, 2013, the Company entered into an amendment to its then outstanding senior secured credit agreement to provide a Term Loan B-3 (the “Term Loan B-3”) with a syndicate of banks for an aggregate principal amount of $2.061 billion due in 2018. The proceeds from the Term Loan B-3 were used to repay the then outstanding balances of the Company’s term loan B-1 and term loan B-2 and related fees and expenses. On May 12, 2015, the Term Loan B-3 was repaid with the proceeds of the New Debt (defined and discussed above).

Receivables Financing Facility

On December 5, 2014, the Company entered into a four-year arrangement to securitize certain of its accounts receivable. Under the receivables financing facility, certain of the Company’s accounts receivable are sold on a non-recourse basis by certain of its consolidated subsidiaries to another of its consolidated subsidiaries, a bankruptcy-remote special purpose entity (“SPE”). The SPE obtained a term loan and revolving loan commitment from a third party lender, secured by liens on the assets of the SPE, to finance the purchase of the accounts receivable, which included a $275.0 million term loan and a $25.0 million revolving loan commitment. The revolving loan commitment may be increased by an additional $35.0 million as amounts are repaid under the term loan. Quintiles Transnational has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under the receivables financing facility. The assets of the SPE are not available to satisfy any of the Company’s obligations or any obligations of its subsidiaries. As of December 31, 2015, $25.0 million of revolving loans were available under the receivables financing facility.

The Company used the proceeds from the term loan under the receivables financing facility to repay in full the amount outstanding on the then outstanding revolving credit facility under its then outstanding senior secured credit agreement ($150.0 million), to repay $25.0 million of the then outstanding Term Loan B-3, to pay related fees and expenses and the remainder was used for general working capital purposes.

Loss on Extinguishment of Debt

On May 12, 2015, the then outstanding Term Loan B-3 was repaid with the proceeds of the New Debt (defined and discussed above). In connection with this refinancing transaction, in 2015 the Company recognized a $7.8 million loss on extinguishment of debt which included $1.1 million of unamortized debt issuance costs, $1.3 million of unamortized discount and $5.4 million of related fees and expenses.

On December 20, 2013, the balance of a then outstanding term loan was repaid with the proceeds from Term Loan B-3 (defined and discussed above). In 2013, in connection with the repayment of debt, the Company recognized a $3.3 million loss on extinguishment of debt which included approximately $1.6 million of unamortized debt issuance costs, approximately $1.6 million of unamortized discount and approximately $25,000 of related fees and expenses.

In May 2013, the Company used $50.0 million of cash to pay down indebtedness under its then outstanding term loan B-1. In connection with this pay down of indebtedness, the Company recognized a $1.0 million loss on extinguishment of debt which included approximately $930,000 of unamortized debt issuance costs and $112,000 of unamortized discount.

Also in May 2013, the Company used $308.9 million of cash to pay all amounts then outstanding under a term loan (including accrued interest and related fees and expenses). In connection with the repayment of debt, the Company recognized a $15.5 million loss on extinguishment of debt which included approximately $4.7 million of unamortized debt issuance costs, $4.7 million of unamortized discount and $6.1 million of related fees and expenses.

Restrictive Covenants

The credit agreement governing the Quintiles Transnational senior secured credit facilities contains usual and customary restrictive covenants (subject to significant exceptions) that place limitations on Quintiles Transnational’s ability, and the ability of Quintiles Transnational’s restricted subsidiaries, to incur liens; engage in acquisitions, loans and other investments; incur additional indebtedness; merge, dissolve, liquidate or consolidate with or into other persons; sell or otherwise dispose of assets; declare dividends, including to Quintiles Transnational Holdings Inc., and make other restricted payments; engage in businesses that are not related to Quintiles Transnational’s and its restricted subsidiaries’ existing business; transact with affiliates; enter into agreements that restrict subsidiaries from paying intercompany dividends or completing intercompany property transfers or that restrict the ability to create liens in favor of Quintiles Transnational’s lenders; amend or otherwise modify organizational documents or terms and conditions of junior financing documents, if any; change the fiscal year of Quintiles Transnational; prepay, redeem or purchase junior financing, if any; designate any other indebtedness as “designated senior indebtedness” or “senior secured financing”; and engage in sale and leaseback transactions. The credit agreement also contains one financial covenant, which is a total leverage ratio that provides for a maximum ratio of consolidated total debt to consolidated EBITDA, as defined in the credit agreement, for any period of four consecutive fiscal quarters, measured as of the end of such period, of 5.75 to 1.00, and applies at any time that the Term Loan A or New Revolver commitments remain outstanding. Violations of the financial covenant will not entitle the Term Loan B lenders to take any enforcement action prior to an acceleration of the New Revolver and the Term Loan A and, subject to customary limitations, may be cured with an equity contribution.

The agreement governing the Senior Notes limits Quintiles Transnational’s and its restricted subsidiaries’ (as defined in the agreement) ability to create liens and enter into sale and lease-back transactions.

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

In 2015, 2014 and 2013, the Company was in compliance with its restrictive covenants.

11. Leases

The Company leases facilities under operating leases, many of which contain renewal and escalation clauses. The Company also leases certain equipment under operating leases. The leases expire at various dates through 2029 with options to cancel certain leases at various intervals. Rental expenses under these agreements were $109.4 million, $114.6 million and $125.6 million in 2015, 2014 and 2013, respectively. The Company leases certain assets, primarily vehicles, under capital leases. Capital lease amortization is included with costs of revenue and accumulated depreciation on the accompanying financial statements.

The following is a summary of future minimum payments under capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2015 (in thousands):

	Capital	Operating
	Leases	Leases
2016	$15	$84,747
2017	18	62,485
2018	—	41,907
2019	—	29,201
2020	—	25,713
Thereafter	—	111,267
Total minimum lease payments	33	$355,320
Amounts representing interest	(2)
Present value of net minimum payments	31
Current portion	(13)
Long-term capital lease obligations	$18

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

Preferred Stock

The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued and outstanding as of December 31, 2015 or 2014.

Equity Repurchases

Since 2013, the Company has repurchased approximately $995.6 million of its equity securities as discussed further below.

Equity Repurchase Program

On October 30, 2013, the Company’s Board of Directors (the “Board”) approved an equity repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $125.0 million of either the Company’s common stock or vested in-the-money employee stock options, or a combination thereof. During 2015, the Board increased the share repurchase authorization under the Repurchase Program by $600.0 million which increased the total amount that has been authorized under the Repurchase Program to $725.0 million. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it could be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by the Company’s management based on a variety of factors such as the market price of the Company’s common stock, the Company’s corporate requirements, and overall market conditions. Purchases of the Company’s common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The Company may also repurchase shares of its common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, which would permit shares of the Company’s common stock to be repurchased when the Company might otherwise be precluded from doing so by law. Repurchases of vested in-the-money employee stock options were made through transactions between the Company and its employees (other than its executive officers, who were not eligible to participate in the program), and this aspect of the Repurchase Program expired in November 2013. The Repurchase Program for common stock does not have an end date.

Below is a summary of the share repurchases made under the Repurchase Program (in thousands except share data):

	Year Ended December 31,
	2015	2014	2013
Number of shares repurchased	7,855,796	300	153,223
Aggregate purchase price	$515,010	$14	$6,434
Average price per share	$65.56	$47.51	$42.01

In addition, in 2013, the Company repurchased 2.0 million of vested in-the-money employee stock options at fair value for an aggregate purchase price of $59.1 million (representing an average market price per share of $43.42 and an average exercise price per option of $13.74). As of December 31, 2015, the Company has remaining authorization under the Repurchase Program to repurchase up to $144.5 million of its common stock.

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

Noncontrolling Interests

As discussed further in Note 14, the Company’s contribution of its businesses to the joint venture was recorded at book value (carryover basis) because the Company maintains control of these businesses. As a result, Quest Diagnostics Incorporated (“Quest”) noncontrolling interest in Q2 Solutions is equal to 40% of the combined carrying value of the net assets contributed by the Company plus the fair value of the net assets contributed by Quest, or $231.9 million.

13. Management Fees

In January 2008, pursuant to a management agreement with affiliates of certain of the Company’s shareholders, the Company agreed to pay an annual management service fee of $5.0 million in the aggregate to (i) GF Management Company, LLC (“GFM”); (ii) Bain Capital Partners, LLC; (iii) TPG Capital, LP; (iv) 3i Corporation; (v) Cassia Fund Management Pte Ltd; and (vi) Aisling Capital, LLC (“Aisling Capital”). In 2013, the management agreement was terminated, and the Company paid a $25.0 million fee in connection with the termination. In 2013, the Company expensed $27.7 million in management fees under this agreement.

14. Business Combinations

Quest Diagnostics Incorporated

On July 1, 2015, the Company and Quest closed on a joint venture transaction that resulted in the combination of their respective global clinical trials laboratory operations. The joint venture transaction was effected through the creation of two primary new legal entities that the Company controls. Both the Company’s and Quest’s clinical trials laboratory operations were contributed to these new legal entities. The Company accounted for the contribution of the Quest businesses as a business combination. Quest was issued a 40% equity interest in the legal entities, the fair value of which was $423.3 million (40% of the fair value of all operations contributed by both parties) and represents the purchase price paid by the Company for the clinical trials laboratory operations that Quest contributed to the joint venture transaction. The resulting combined capabilities are designed to provide its customers with globally scaled end-to-end clinical trials laboratory services and the combined business is referred to and marketed as Q2 Solutions. The Company controls Q2 Solutions and as such, Q2 Solutions’ results of operations and financial condition are included in the accompanying consolidated financial statements with a noncontrolling interest recorded for the portion owned by Quest.

Encore Health Resources

On July 1, 2014, the Company completed the acquisition of Encore Health Resources, LLC (“Encore”) effected through a merger for approximately $91.5 million in cash (net of approximately $2.2 million of acquired cash). Encore has operations in the United States, and its business is primarily focused on providing electronic health records (“EHR”) implementation and advisory services to healthcare providers. As part of its Integrated Healthcare Services segment, the Company acquired Encore to enhance its EHR expertise.

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

Accounting for Acquisitions

Acquisitions are accounted for as business combinations and, accordingly, the assets acquired and the liabilities assumed have been recorded at their respective estimated fair values as of the acquisition date. The Company accounted for the contribution of the Quest businesses as a business combination and consolidated the related new legal entities in its financial statements with a noncontrolling interest for the portion owned by Quest. The Company recorded goodwill, primarily attributable to assembled workforce and expected synergies. This business combination is part of the Product Development segment and the resulting goodwill is not deductible for income tax purposes. The Company is continuing to evaluate the initial fair value measurement of the assets acquired and liabilities assumed in the Q2 Solutions transaction. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). In connection with the Encore acquisition, the Company recorded goodwill, primarily attributable to the assembled workforce of Encore and expected synergies, which was assigned to the Integrated Healthcare Services segment and is deductible for income tax purposes. In connection with the Novella acquisitions, the Company recorded goodwill, primarily attributable to the assembled workforce of Novella and expected synergies, which was assigned to the Product Development segment and is not deductible for income tax purposes. Pro forma information is not presented as the operations of the acquired businesses, individually and in the aggregate, are not significant to the overall operations of the Company. Acquisition-related expenses were immaterial and are also not presented.

The following table summarizes the estimated fair value of the net assets acquired at the date of the acquisitions (in thousands):

	Quest	Encore	Novella
Assets acquired:
Cash and cash equivalents	$31,783	$2,223	$26,190
Accounts receivable and unbilled services	6,186	17,714	28,644
Prepaid expenses	1,185	—	—
Other current assets	4,426	443	1,441
Property and equipment	16,422	289	9,616
Goodwill	261,710	62,778	116,542
Other identifiable intangibles	125,900	14,150	42,740
Deferred income tax asset – long-term	—	396	—
Other long-term assets	266	—	2,203
Liabilities assumed:
Accounts payable and accrued expenses	(12,790)	(4,206)	(12,716)
Unearned income	—	(31)	(7,782)
Other current liabilities	—	—	(132)
Deferred income tax liability – long-term	(10,412)	—	(18,364)
Other long-term liabilities	(1,408)	—	(1,334)
Net assets acquired	$423,268	$93,756	$187,048
The other identifiable intangible assets consisted of the following (in thousands):

	Quest	Encore	Novella
Customer relationships	$74,000	$8,800	$20,800
Backlog	32,900	800	14,000
Trade names	19,000	1,100	7,500
Non-compete agreements	—	450	440
Software	—	3,000	—
Total other identifiable intangibles	$125,900	$14,150	$42,740

Amortized over a weighted average useful life (in years)	9	8	7

The acquired Quest trade name is an indefinite-lived intangible asset that is not amortized.

15. Restructuring

2015 Plans

In February 2015, the Board approved a restructuring plan for approximately $30.0 million to align the Company’s resources and reduce overcapacity in certain roles. These actions are expected to continue throughout 2016, and are expected to consist of severance, facility closure and other exit-related costs. In 2015, the Company has recognized approximately $11.8 million, $8.9 million and $749,000 of restructuring costs related to this plan for activities in the Product Development segment, Integrated Healthcare Services segment and corporate activities, respectively.

Also, in connection with consummating the joint venture transaction with Quest, during the third quarter of 2015, a restructuring plan was approved to reduce facility overcapacity and eliminate redundant roles. These actions are expected to continue throughout 2016 and 2017, and are expected to consist of severance, facility closure and other exit-related costs of approximately $14.0 million. During 2015, the Company has recognized approximately $8.7 million of restructuring costs related to this plan for activities in the Product Development segment.

2014 Plans

In 2014, the Board approved restructuring plans of approximately $13 million to better align resources with the Company’s strategic direction, which resulted in a reduction of approximately 250 positions. Since the start of these plans in 2014, the Company recognized approximately $11.0 million of restructuring costs related to these plans including reversals. All of the restructuring costs are related to severance and lease costs. Of the $11.0 million in total restructuring costs recognized for these plans, approximately $8.0 million and $3.0 million were related to activities in the Product Development and Integrated Healthcare Services segments, respectively.

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

The following amounts were recorded for the restructuring plans (in thousands):

	Severance and Related Costs	Exit Costs	Total
Balance at December 31, 2013	$5,276	$198	$5,474
Expense, net of reversals	8,421	567	8,988
Payments	(7,998)	(160)	(8,158)
Foreign currency translation	(221)	—	(221)
Balance at December 31, 2014	5,478	605	6,083
Expense, net of reversals	29,843	909	30,752
Payments	(22,943)	(723)	(23,666)
Foreign currency translation and other	(199)	594	395
Balance at December 31, 2015	$12,179	$1,385	$13,564

The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects the majority of the restructuring accruals at December 31, 2015 will be paid in 2016 and 2017.

16. Income Taxes

The components of income before income taxes and equity in earnings of unconsolidated affiliates are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$68,455	$96,917	$68,425
Foreign	470,540	405,272	254,691
	$538,995	$502,189	$323,116

The components of income tax expense attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current expense (benefit):
Federal	$47,311	$58,403	$38,573
State	3,559	4,618	(4,309)
Foreign	109,273	95,010	83,744
	160,143	158,031	118,008
Deferred (benefit) expense:
Federal and state	4,613	(4,549)	(15,807)
Foreign	(5,767)	(3,426)	(6,236)
	(1,154)	(7,975)	(22,043)
	$158,989	$150,056	$95,965

The differences between the Company’s consolidated income tax expense attributable to continuing operations and the expense computed at the 35% United States statutory income tax rate were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal income tax expense at statutory rate	$188,648	$175,766	$113,091
State and local income taxes, net of federal benefit	1,682	2,312	(1,088)
Research and development	(12,634)	(16,765)	(12,788)
Foreign nontaxable interest income	(9,351)	(10,217)	(9,751)
Gain on note settlement	—	—	10,794
United States taxes recorded on foreign earnings	38,246	18,631	(1,616)
Foreign rate differential	(49,288)	(30,734)	(10,753)
Tax contingencies	(8,304)	4,043	(1,012)
Other	9,990	7,020	9,088
	$158,989	$150,056	$95,965

Prior to June 2013, the Company had not considered the majority of the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. Management reevaluated this assertion following the IPO, as a portion of the IPO proceeds were used to pay down debt held in the United States as well as the fact the Company does not anticipate paying dividends to shareholders in the foreseeable future, which had been significant in the past. Given the Company’s current debt balance, and related interest expense and the change in approach related to payment of dividends, the Company expects to be able to support the cash needs of the domestic subsidiaries without repatriating cash from the affected foreign subsidiaries. The Company expects to utilize the cash generated outside of the United States to fund growth outside of the United States. As a result of the assertion change, the Company recorded an $8.1 million income tax benefit in the second quarter of 2013 to reverse the deferred income tax liability previously recorded on undistributed foreign earnings prior to 2013 that are now considered indefinitely reinvested outside of the United States. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $862.3 million at December 31, 2015. Approximately $283.9 million of this total is not considered to be indefinitely reinvested and would be taxable upon repatriation. The Company has recorded a deferred income tax liability, net of foreign income tax credits that would be generated upon repatriation, of $34.9 million as of December 31, 2015 associated with those earnings based upon the United States federal income tax rate. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits, if available) and withholding taxes payable to the various countries in which the Company’s foreign subsidiaries are located. If the approximately $578.4 million of indefinitely reinvested earnings were repatriated to the United States, it would generate an estimated $94.6 million of additional tax liability for the Company.

The income tax effects of temporary differences from continuing operations that give rise to significant portions of deferred income tax (liabilities) assets are presented below (in thousands):

	December 31,
	2015	2014
Deferred income tax liabilities:
Undistributed foreign earnings	$(36,624)	$(27,717)
Depreciation and amortization	(53,171)	(65,614)
Other	(11,830)	(15,346)
Total deferred income tax liabilities	(101,625)	(108,677)
Deferred income tax assets:
Net operating loss, capital loss and tax credit carryforwards	41,707	43,535
Accrued expenses and unearned income	23,315	34,048
Employee benefits	123,775	130,217
Other	12,801	17,784
	201,598	225,584
Valuation allowance for deferred income tax assets	(22,162)	(24,695)
Total deferred income tax assets	179,436	200,889
Net deferred income tax assets	$77,811	$92,212

The Company has net operating loss and capital loss carryforwards of approximately $44.9 million in various entities within the United Kingdom which have no expiration date and has $40.7 million of net operating loss and capital loss carryforwards from various foreign jurisdictions which have different expiration periods. The Company has United States net operating loss carryforwards of $16.6 million, which were obtained through the acquisitions of Novella, Expression Analysis, Inc., and Advion BioSciences, Inc. in 2013, 2012, and 2011, respectively, and expire through 2023. These losses are subject to IRC Section 382 limitations; however, management expects all losses to be utilized during the carryforward periods. In addition, the Company has approximately $44.0 million of United States state operating loss carryforwards which expire through 2035.

In 2015, the Company decreased its valuation allowance $2.5 million to $22.2 million at December 31, 2015 from $24.7 million at December 31, 2014. The valuation allowance is primarily related to loss carryforwards in various foreign and state jurisdictions.

A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits is presented below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at January 1	$40,821	$54,936	$43,393
Additions based on tax positions related to the current year	2,068	2,807	4,493
Additions for income tax positions of prior years	8,838	1,588	12,854
Impact of changes in exchange rates	(608)	(376)	(71)
Settlements with tax authorities	(121)	(135)	(1,052)
Reductions for income tax positions of prior years	(1,945)	(6,023)	(3,520)
Reductions due to the lapse of the applicable statute of limitations	(19,387)	(11,976)	(1,161)
Balance at December 31	$29,666	$40,821	$54,936

As of December 31, 2015, the Company had total gross unrecognized income tax benefits of $29.7 million associated with over 50 jurisdictions in which the Company conducts business. This amount includes $29.3 million of unrecognized benefits that, if recognized, would reduce the Company’s effective income tax rate. This amount excludes $2.9 million of accrued interest and penalties.

The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of income. In 2015, 2014 and 2013, the amount of interest and penalties recorded as a (reduction)/addition to income tax expense in the accompanying consolidated statements of income was ($2.0) million, $1.3 million and $843,000, respectively. As of December 31, 2015 and 2014, the Company accrued approximately $2.9 million and $4.8 million, respectively, of interest and penalties.

The Company believes that it is reasonably possible that a decrease of up to $8.1 million in gross unrecognized income tax benefits for federal, state and foreign exposure items may be necessary within the next 12 months due to lapse of statutes of limitations or uncertain tax positions being effectively settled. The Company believes that it is reasonably possible that a decrease of up to $160,000 in gross unrecognized benefits for foreign items may be necessary within the next 12 months due to payments. For the remaining uncertain income tax positions, it is difficult at this time to estimate the timing of the resolution.

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

United States	2012-2014
India	2006-2015
Japan	2010-2014
United Kingdom	2014

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

The Company had a tax holiday for Quintiles East Asia Pte. Ltd. in Singapore through June 2015, provided the Company maintains specific levels of spending and employment. The income tax benefit of this holiday was approximately $2.0 million, $2.4 million and $798,000 in 2015, 2014 and 2013, respectively. The Company also had a tax holiday for Outcome Europe Sarl in Switzerland for 2013. The income tax benefit of this holiday was approximately $64,000 in 2013. The tax holiday in 2015 and 2014 increased earnings per share by approximately $0.02. The tax holidays in 2013 did not have a notable impact on earnings per share.

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

In the United States, the Company has a 401(k) Plan under which the Company matches employee deferrals at varying percentages, set at the discretion of the Board. In 2015, 2014 and 2013, the Company expensed $36.3 million, $31.2 million and $26.1 million, respectively, related to matching contributions.

Defined Benefit Plans

Defined benefit plans are offered in Austria, France, Germany, Greece, India, Indonesia, Israel, Japan, Mexico, Philippines, Poland, Turkey and the United Kingdom. The following table summarizes the components of pension expense related to these defined benefit plans (in thousands):

	Year Ended December 31,
	2015	2014	2013
Service cost	$15,486	$12,944	$13,227
Interest cost	3,453	3,821	3,684
Expected return on plan assets	(3,555)	(4,277)	(3,442)
Amortization of prior service costs	—	107	336
Amortization of actuarial losses	973	636	708
	$16,357	$13,231	$14,513

The Company expects to recognize approximately $870,000 in its pension expense in 2016 related to the amortization of net actuarial losses.

The weighted average assumptions used in determining pension expense were as follows:

	Year Ended December 31,
	2015	2014	2013
Discount rate	2.46%	3.01%	3.06%
Rate of compensation increases	4.32%	4.36%	4.74%
Expected return on plan assets	4.05%	5.21%	5.33%

The following table summarizes financial information about the Company’s defined benefit plans (in thousands):

	December 31,
	2015	2014
Projected benefit obligation January 1	$147,127	$135,110
Service costs	15,486	12,944
Interest cost	3,453	3,821
Expected return on plan assets	(3,555)	(4,277)
Actuarial (gains) losses	(2,306)	16,396
Business combination	1,746	—
Benefits paid	(6,325)	(7,409)
Foreign currency fluctuations and other	(1,732)	(9,458)
Projected benefit obligation December 31	$153,894	$147,127
Plan assets at fair value, January 1	$88,420	$82,787
Actual return on plan assets	1,312	10,004
Contributions	5,982	8,594
Business combination	1,966	—
Benefits paid	(6,325)	(7,409)
Foreign currency fluctuations and other	(4,212)	(5,556)
Plan assets at fair value, December 31	$87,143	$88,420
Unfunded balance	$66,751	$58,707

The accumulated benefit obligation for all defined benefit plans was approximately $139.1 million and $127.9 million as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, the projected benefit obligation and accumulated benefit obligation for the defined benefit plans with accumulated benefit obligations in excess of plan assets were $94.6 million and $82.9 million, respectively, and were primarily related to unfunded plans. As of December 31, 2014, the projected benefit obligation and accumulated benefit obligation for the defined benefit plans with accumulated benefit obligations in excess of plan assets were $83.4 million and $66.4 million, respectively, and were primarily related to unfunded plans. As of December 31, 2015 and 2014, the projected benefit obligation exceeded the fair value of the plan assets for each defined benefit plan except for the defined benefit plans in the United Kingdom.

The following table summarizes the amounts recognized in the consolidated balance sheets related to the defined benefit plans (in thousands):

	December 31,
	2015	2014
Deposits and other assets	$19,185	$18,690
Accrued expenses	4,520	6,075
Other long-term liabilities	81,410	71,322
AOCI	$(13,264)	$(14,519)

The following table summarizes the amounts recognized in AOCI related to the defined benefit plans (in thousands):

	Prior	Actuarial	Deferred
	Service	Net	Income
	Costs	(Gain) Loss	Taxes	Total
Balance as of December 31, 2013	$(107)	$(4,937)	$2,956	$(2,088)
Reclassification adjustments included in pension expense:
Amortization	107	636	(275)	468
Amounts arising during the period:
Actuarial changes in benefit obligation	—	(10,218)	2,981	(7,237)
Balance as of December 31, 2014	—	(14,519)	5,662	(8,857)
Reclassification adjustments included in pension expense:
Amortization	—	973	(355)	618
Amounts arising during the period:
Actuarial changes in benefit obligation	—	282	(318)	(36)
Balance as of December 31, 2015	$—	$(13,264)	$4,989	$(8,275)

The following table summarizes the weighted average assumptions used in determining the pension obligations:

	December 31,
	2015	2014
Discount rate	2.50%	2.46%
Rate of compensation increases	4.37%	4.32%

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

The Company’s assumption for the expected return on plan assets was determined by the weighted average of the long-term expected rate of return on each of the asset classes invested as of the balance sheet date. For plan assets invested in government bonds, the expected return was based on the yields on the relevant indices as of the balance sheet date. There is considerable uncertainty for the expected return on plan assets invested in equity and diversified growth funds. The expected return on these plan assets was based on the expected return on long-term fixed interest rate government bonds as of the balance sheet date with a premium of 3% to 5% added to reflect the expected long-term returns expected from these types of investments.

The investment objective for defined benefit plan assets is to meet the plan’s benefit obligations and maintaining adequate funding, while minimizing the potential for future required Company contributions. The defined benefit plans in the United Kingdom, India and Israel are funded. The plan assets of the defined benefit plans in India and Israel are held in a fund which holds debt investments, primarily government bonds in accordance with local laws and regulations. The plan assets of the defined benefit plan in the United Kingdom, which are held in a trust, are primarily held in funds which hold investments in government bonds, equity investments and diversified growth funds. The equity investments are diversified to include domestic (United Kingdom) and global equity investments. A “horizon based” approach is used to determine the asset allocation. Funds intended to meet the plan’s benefit obligation payments in a horizon period are invested in low risk assets such as bond investments. Funds intended to meet the plan’s benefit obligation payments outside of the horizon period are invested in more volatile assets which are expected to provide a higher return such as equity investments and diversified growth funds. The target allocation percentage for 2016 is approximately 45-55% in bond investments, 25-35% in equity investments and 15-25% in diversified growth funds. However, the trustees may reallocate the plan assets between equity investments and bond investments depending upon the actual investment performances.

The Company’s plan assets have been identified within the fair value hierarchy as Level 2. Funds are valued using the net asset value reported by the managers of the funds. The following table summarizes the fair value of the Company’s defined benefit plans assets (in thousands):

	December 31,
	2015	2014
Funds that hold debt investments primarily government bonds	$49,355	$47,473
Funds that hold United Kingdom equity investments	15,700	19,547
Funds that hold global equity investments	6,277	8,255
Diversified growth fund	15,248	12,569
Other	563	576
Total	$87,143	$88,420

The Company estimates that it will make contributions totaling approximately $5.5 million to the defined benefit plans in 2016.

The following table summarizes the Company’s expected benefit payments under the defined benefit plans for each of the next five years and the aggregate of the five years thereafter (in thousands):

2016	$6,684
2017	6,615
2018	7,096
2019	7,802
2020	9,092
Years 2021 through 2025	66,117
$103,406

Stock Incentive Plans

The stock incentive plans provide incentives to eligible employees, officers and directors in the form of non-qualified stock options, incentive stock options, SARs, restricted stock, RSUs, performance shares, performance units, covered annual incentive awards, cash-based awards and other share-based awards, in each case subject to the terms of the stock incentive plans. As of December 31, 2015, there were 7,372,127 shares available for future grants under the stock incentive plans.

The following assumptions were used to estimate the fair value of stock options and SARs:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	26 – 41%	26 – 43%	18 – 47%
Weighted average expected volatility	34%	36%	40%
Expected dividends	0.0%	0.0%	0.0 - 5.45%
Expected term (in years)	3.7 – 6.7	1.5 – 6.7	0.25 – 6.4
Risk-free interest rate	1.06 – 2.04%	0.28 – 2.21%	0.04 – 2.24%

Stock Options

The option price is determined by the Board at the date of grant and the options expire 10 years from the date of grant. The vesting schedule for options granted to employees is either (i) 20% per year beginning on the first anniversary of the date of grant; (ii) 25% per year beginning on the first anniversary of the date of grant; or (iii) 33% on the third anniversary of the date of grant and 67% on the fourth anniversary of the date of grant. Options granted to our non-employee directors vest either (i) 100% on the first anniversary of the date of grant; or (ii) 34% on the first anniversary of the date of grant and 33% on the second and third anniversaries of the date of grant.

The Company’s stock option activity in 2015 is as follows:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Options	Price	Value
			(in thousands)
Outstanding at December 31, 2014	9,124,954	$29.15	$271,216
Granted	993,600	$65.05
Exercised	(3,013,190)	$19.41
Canceled	(457,365)	$42.08
Outstanding at December 31, 2015	6,647,999	$38.04	$203,679

The weighted average fair value per share of the options granted in 2015, 2014 and 2013 was $21.96, $18.72 and $14.39, respectively. The total intrinsic value of options exercised was approximately $143.7 million, $77.3 million and $27.1 million in 2015, 2014 and 2013, respectively. The Company received cash of approximately $58.5 million, $33.1 million and $12.5 million in 2015, 2014 and 2013, respectively, from options exercised.

Selected information regarding the Company’s stock options as of December 31, 2015 is as follows:

Options Outstanding						Options Exercisable
					Weighted
				Weighted	Average		Weighted
Number	Exercise			Average	Remaining	Number	Average
of	Price			Exercise	Life	of	Exercise
Options	Range			Price	(in Years)	Options	Price
1,063,999	$5.76	-	$21.69	$17.58	4.19	947,799	$17.14
1,069,630	$22.01	-	$23.83	$23.79	6.32	661,630	$23.79
867,197	$24.59	-	$30.07	$25.07	6.30	545,947	$24.97
1,241,087	$40.00	-	$40.00	$40.00	7.10	421,837	$40.00
1,208,586	$42.74	-	$53.26	$50.76	8.00	261,334	$50.30
1,197,500	$57.00	-	$77.11	$63.44	8.87	58,375	$57.43

The weighted average remaining contractual life of the options outstanding and exercisable as of December 31, 2015 is 6.89 years and 5.90 years, respectively. The total aggregate intrinsic value of the exercisable stock options and the stock options expected to vest as of December 31, 2015 was approximately $201.0 million.

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

The Company’s SAR activity in 2015 is as follows:

		Weighted
	Number	Average	Aggregate
	of	Grant	Intrinsic
	SARs	Price	Value
			(in thousands)
Outstanding at December 31, 2014	418,801	$43.55	$6,417
Granted	176,200	$64.93
Exercised	(33,262)	$39.61
Canceled	(31,038)	$51.00
Outstanding at December 31, 2015	530,701	$50.46	$9,659

As of December 31, 2015, 2014 and 2013, the weighted average fair value per share of the SARs granted was $29.79, $27.17 and $19.07, respectively. The Company paid approximately $967,000, $408,000 and $83,000 to settle exercised SARs in 2015, 2014 and 2013, respectively.

The weighted average remaining contractual life of the SARs outstanding and exercisable as of December 31, 2015 is 8.1 years and 7.4 years, respectively. The total aggregate intrinsic value of the exercisable SARs and the SARs expected to vest as of December 31, 2015 was approximately $9.5 million.

Restricted Stock Units

The Company’s RSUs will settle in shares of the Company’s common stock within 45 days of the applicable vesting date. RSUs granted to employees vest either (i) 25% per year beginning on the first anniversary of the date of grant; or (ii) 33% on the third anniversary of the date of grant and 67% on the fourth anniversary of the date of grant. RSUs granted to our non-employee directors vest either (i) 100% on the first anniversary of the date of grant; or (ii) 34% on the first anniversary of the date of grant and 33% on the second and third anniversaries of the date of grant.

The Company’s RSU activity in 2015 is as follows:

		Weighted
		Average
	Number	Grant-Date
	of	Fair
	RSUs	Value
Non-vested at December 31, 2014	93,667	$45.89
Granted	276,922	$65.61
Vested	(918)	$47.87
Canceled	(10,118)	$62.77
Non-vested at December 31, 2015	359,553	$60.60

As of December 31, 2015, there are 359,553 RSUs outstanding with an intrinsic value of approximately $24.7 million.

Performance Units

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

The Company’s performance units activity in 2015 is as follows:

		Weighted
	Number	Average
	of	Grant-Date
	Performance	Fair
	Units	Value
Non-vested at December 31, 2014	—	$—
Granted	51,977	$64.93
Canceled	(2,310)	$64.93
Non-vested at December 31, 2015	49,667	$64.93

As of December 31, 2015, there are 49,667 performance units outstanding with an intrinsic value of approximately $3.4 million.

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to authorize payroll deductions of up to 10% of their base salary to be applied toward the purchase of full shares of the Company’s common stock on the last day of the offering period. Offering periods under the ESPP are six months in duration. The first two offering periods for the ESPP began March 1, 2014 and September 1, 2014, respectively. In November 2014, the ESPP was amended to change the start of the offering periods to begin on April 1 and October 1 of each year, beginning April 1, 2015. Participating employees purchase shares on the last day of each offering period at a discount of 15% of the closing price of the common stock on such date as reported on the NYSE. The aggregate number of shares of the Company’s common stock that may be issued under the ESPP may not exceed 2,500,000 shares and no one employee may purchase any shares under the ESPP having a collective fair market value greater than $25,000 in any one calendar year. The shares available for purchase under the ESPP will be drawn from authorized but unissued shares of common stock. During 2015 and 2014, the Company issued 90,079 shares and 46,032 shares, respectively, of common stock for purchases under the ESPP.

Other

The Company sponsors a supplemental non-qualified deferred compensation plan, covering certain management employees, and maintains other statutory indemnity plans as required by local laws or regulations.

As of December 31, 2015 and 2014, the Company had a severance accrual included in accrued expenses on the accompanying consolidated balance sheets of $3.3 million and $6.3 million, respectively. The Company recognizes obligations associated with severance related to contractual termination benefits at fair value on the date that it is probable that the affected employees will be entitled to the benefit and the amount can reasonably be estimated. The severance accrual is related to cost reduction programs that will result in severance for approximately 270 positions, which are expected to lower operating costs and improve profitability. In 2015, the Company recognized approximately $1.0 million of net reversals related to these cost reduction programs, primarily as a result of affected individuals transferring into other positions within the Company. Of the $1.0 million decrease from net reversals recognized for these cost reduction programs, approximately $837,000 and $205,000 were related to activities in the Product Development segment and Integrated Healthcare Services segment, respectively. The Company expects the majority of the severance accrual at December 31, 2015 will be paid in 2016.

The following amounts were recorded for the severance associated with cost reduction programs (in thousands):

Balance at December 31, 2014	$6,274
Expense, net of reversals	(1,042)
Payments	(1,873)
Foreign currency translation	(22)
Balance at December 31, 2015	$3,337

18. Related Party Transactions

As the Company has done in prior years, the Company reimbursed its former Executive Chairman, who retired effective December 31, 2015 but remains a director of the Company, for business-related travel services he provided for himself and other Company employees with the use of his own airplane. In 2015, 2014 and 2013, the Company expensed approximately $1.3 million, $1.8 million and $2.7 million, respectively, for such business-related travel expenses. In the second quarter of 2013, the Company paid a $1.5 million fee in connection with the modification of the agreement for the business usage of the airplane that limited reimbursements to $2.5 million per year. The Company’s reimbursement obligations terminated effective December 31, 2015 in connection with its former Executive Chairman’s retirement.

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

During 2015, 2014 and 2013, the Company entered into a number of contracts with HUYA, primarily in Asia, in which the Company will provide up to approximately $31.7 million, $416,000 and $19.2 million, respectively, of services on a fee for services basis at arm’s length and at market rates. In 2015, 2014 and 2013, the Company provided approximately $6.9 million, $2.3 million and $772,000, respectively, of services under these agreements.

During 2014, HUYA subleased office space in Japan from the Company. The nine month sublease ended in September 2014 and the Company recognized $76,000 in sublease income during 2014.

The Company has entered into other transactions with related parties including investments in and advances to unconsolidated affiliates which are discussed in Note 4 and management fees which are discussed in Note 13.

19. Operations by Geographic Location

The table below presents the Company’s operations by geographical location. The Company attributes revenues to geographical locations based upon where the services are performed. The Company’s operations within each geographical region are further broken down to show each country which accounts for 10% or more of the totals (in thousands):

	Year Ended December 31,
	2015	2014	2013
Service revenues:
Americas:
United States	$1,787,918	$1,589,402	$1,351,160
Other	185,583	194,597	181,814
Americas	1,973,501	1,783,999	1,532,974
Europe and Africa:
United Kingdom	409,920	402,184	362,242
Other	1,050,070	1,121,354	1,139,262
Europe and Africa	1,459,990	1,523,538	1,501,504
Asia-Pacific:
Japan	442,957	471,831	438,882
Other	449,971	386,454	334,980
Asia-Pacific	892,928	858,285	773,862
Total service revenues	4,326,419	4,165,822	3,808,340
Reimbursed expenses	1,411,200	1,294,176	1,291,205
Total revenues	$5,737,619	$5,459,998	$5,099,545

	As of December 31,
	2015	2014
Property, equipment and software, net:
Americas:
United States	$169,674	$167,890
Other	1,204	1,774
Americas	170,878	169,664
Europe and Africa:
United Kingdom	46,042	48,409
Other	16,615	15,782
Europe and Africa	62,657	64,191
Asia-Pacific:
Japan	12,660	20,752
Other	24,975	25,271
Asia-Pacific	37,635	46,023
Total property, equipment and software, net	$271,170	$279,878

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

Certain costs are not allocated to the Company’s segments and are reported as general corporate and unallocated expenses. These costs primarily consist of share-based compensation and expenses for corporate overhead functions such as finance, human resources, information technology, facilities and legal, as well as certain expenses incurred during 2013, including the $25.0 million fee incurred in connection with the termination of the management agreement with affiliates of certain shareholders and the $1.5 million fee paid in connection with the modification of an agreement for the business usage of an airplane owned by GFM, a company owned by the Company’s former Executive Chairman who retired effective December 31, 2015 but remains a director of the Company. The Company does not allocate restructuring or impairment charges to its segments.

Information presented below is in thousands:

	Year Ended December 31,
	2015	2014	2013
Service revenues
Product Development	$3,191,630	$3,097,831	$2,919,730
Integrated Healthcare Services	1,134,789	1,067,991	888,610
Total service revenues	4,326,419	4,165,822	3,808,340
Costs of revenue, service costs
Product Development	1,828,734	1,820,937	1,752,800
Integrated Healthcare Services	896,852	863,169	718,626
Total costs of revenue, service costs	2,725,586	2,684,106	2,471,426
Selling, general and administrative
Product Development	648,297	631,678	604,663
Integrated Healthcare Services	153,896	140,019	127,860
General corporate and unallocated	118,792	110,641	127,987
Total selling, general and administrative	920,985	882,338	860,510
Income from operations
Product Development	714,599	645,216	562,267
Integrated Healthcare Services	84,041	64,803	42,124
General corporate and unallocated	(118,792)	(110,641)	(127,987)
Restructuring costs	(30,752)	(8,988)	(14,071)
Impairment charges	(2,484)	—	—
Total income from operations	$646,612	$590,390	$462,333

	As of December 31,
	2015	2014	2013
Assets
Product Development	$3,343,502	$2,786,692	$2,571,502
Integrated Healthcare Services	405,411	330,689	299,284
General corporate and unallocated	177,403	178,572	183,437
Total assets	$3,926,316	$3,295,953	$3,054,223

	Year Ended December 31,
	2015	2014	2013
Expenditures to acquire long-lived assets
Product Development	$67,660	$68,187	$69,375
Integrated Healthcare Services	8,667	8,279	17,398
General corporate and unallocated	2,064	6,184	1,574
Total expenditures to acquire long-lived assets	$78,391	$82,650	$88,347

	Year Ended December 31,
	2015	2014	2013
Depreciation and amortization expense
Product Development	$100,913	$95,168	$82,047
Integrated Healthcare Services	21,961	20,821	20,475
General corporate and unallocated	4,868	5,024	4,982
Total depreciation and amortization expense	$127,742	$121,013	$107,504

21. Earnings Per Share

The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Year Ended December 31,
	2015	2014	2013
Basic weighted average common shares outstanding	123,038	127,994	124,147
Effect of dilutive stock options and share awards	2,592	3,089	3,715
Diluted weighted average common shares outstanding	125,630	131,083	127,862

The following table shows the weighted average number of outstanding share-based awards not included in the computation of diluted earnings per share as the effect of including such share-based awards in the computation would be anti-dilutive (in thousands):

	Year Ended December 31,
	2015	2014	2013
Weighted average shares subject to anti-dilutive share-based awards	1,058	1,241	1,765

Share-based awards will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds.

22. Comprehensive Income

Below is a summary of the components of AOCI (in thousands):

	Foreign Currency Translation	Marketable Securities	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2012	$19,312	$467	$(33,542)	$(8,235)	$29,693	$7,695
Other comprehensive (loss) income before reclassifications	(25,141)	5,241	(393)	2,147	1,331	(16,815)
Reclassification adjustments	—	—	13,080	1,044	(5,380)	8,744
Balance at December 31, 2013	(5,829)	5,708	(20,855)	(5,044)	25,644	(376)
Other comprehensive (loss) income before reclassifications	(49,911)	(976)	(6,834)	(10,218)	7,225	(60,714)
Reclassification adjustments	—	(5,004)	8,630	743	(2,370)	1,999
Balance at December 31, 2014	(55,740)	(272)	(19,059)	(14,519)	30,499	(59,091)
Other comprehensive (loss) income before reclassifications	(61,090)	(436)	(13,202)	282	9,110	(65,336)
Reclassification adjustments	—	—	18,269	973	(6,181)	13,061
Balance at December 31, 2015	$(116,830)	$(708)	$(13,992)	$(13,264)	$33,428	$(111,366)

Below is a summary of the (gains) losses reclassified from AOCI into the consolidated statements of income and the affected financial statement line item (in thousands):

	Affected Financial Statement	Year Ended December 31,
Reclassification Adjustments	Line Item	2015	2014	2013
Marketable securities	Other expense (income), net	$—	$(5,004)	$—
Total before income taxes		—	(5,004)	—
Income tax expense		—	(1,927)	—
Total net of income taxes		$—	$(3,077)	$—
Derivative instruments:
Interest rate swaps	Interest expense	$12,333	$12,424	$12,582
Foreign exchange forward contracts	Service revenues	5,936	(3,794)	498
Total before income taxes		18,269	8,630	13,080
Income tax benefit		5,826	4,022	4,991
Total net of income taxes		$12,443	$4,608	$8,089
Defined benefit plans:
Amortization of prior service costs	See Note 17	$—	$107	$336
Amortization of actuarial losses	See Note 17	973	636	708
Total before income taxes		973	743	1,044
Income tax benefit		355	275	389
Total net of income taxes		$618	$468	$655

23. Supplemental Cash Flow Information

The following table presents the Company’s supplemental cash flow information (in thousands):

	Year Ended December 31,
	2015	2014	2013
Supplemental Cash Flow Information:
Interest paid	$82,333	$93,912	$115,494
Income taxes paid, net of refunds	120,804	138,931	70,983
Non-cash Investing Activities:
Acquisition of property and equipment utilizing capital leases	$4,238	$2,476	$3,761
Fair value of contingent consideration payable in connection with acquisitions	—	—	14,300
Fair value of consideration transferred in connection with the Q2 Solutions transaction	423,268	—	—

24. Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s unaudited quarterly results of operations (in thousands, except per share data):

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service revenues	$1,029,974	$1,074,366	$1,093,480	$1,128,599
Income from operations	143,217	158,389	167,023	177,983
Net income	86,431	84,947	108,839	108,087
Net (income) loss attributable to noncontrolling interests	(33)	4	2,447	(3,517)
Net income attributable to Quintiles Transnational Holdings Inc.	$86,398	$84,951	$111,286	$104,570
Basic earnings per share (1)	$0.69	$0.69	$0.91	$0.86
Diluted earnings per share (1)	$0.68	$0.67	$0.89	$0.85

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service revenues	$1,005,288	$1,035,476	$1,061,013	$1,064,045
Income from operations	141,316	141,000	149,142	158,932
Net income	90,214	85,110	92,733	88,444
Net (income) loss attributable to noncontrolling interests	(31)	10	(79)	(18)
Net income attributable to Quintiles Transnational Holdings Inc.	$90,183	$85,120	$92,654	$88,426
Basic earnings per share (1)	$0.69	$0.66	$0.73	$0.70
Diluted earnings per share (1)	$0.68	$0.64	$0.71	$0.69
(1)

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

25. Subsequent Event

In February 2016, the Board approved a restructuring plan for approximately $22 million, primarily for severance and other exit costs, to align its resources and reduce overcapacity. Some of these actions are subject to certain legal and regulatory requirements. These actions, if implemented, are expected to occur in 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

As previously disclosed, Dr. Dennis Gillings retired as our Executive Chairman as of December 31, 2015 and, as a result of him becoming a non-employee director, the Company and Dr. Gillings entered into the Company's standard indemnity agreement for directors as of February 9, 2016.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement to be filed with the SEC within 120 days after December 31, 2015 in connection with the solicitation of proxies for our 2016 annual meeting of shareholders, or the 2016 Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is set forth under the headings “Election of Directors,” “Executive and Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the headings “Executive and Director Compensation” and “Security Ownership of Certain Beneficial Owners and Management” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is set forth under the headings “Election of Directors,” and “Certain Relationships and Related Person Transactions” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is set forth under the headings “Election of Directors,” and “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2016 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements

The following consolidated financial statements of Quintiles Transnational Holdings Inc. and its subsidiaries, and the independent registered public accounting firm’s report thereon, are included in Part II, Item 8 of this report:

(2) Financial Statement Schedules

Schedule I—Condensed Financial Information of Registrant (Parent Company Only)	107
Schedule II—Valuation and Qualifying Accounts	112

All other schedules are omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits

The exhibits in the accompanying Exhibit Index following the signature page are filed or furnished as a part of this report and are incorporated herein by reference. The Company agrees to furnish to the SEC, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of Quintiles Transnational Holdings Inc. and its subsidiaries on a consolidated basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUINTILES TRANSNATIONAL HOLDINGS INC.

By:	/s/ Michael R. McDonnell
Name: Michael R. McDonnell Title: Executive Vice President and Chief Financial Officer

Date:	February 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas H. Pike	Chief Executive Officer and Director	February 11, 2016
Thomas H. Pike	(Principal Executive Officer)
/s/ Michael R. McDonnell	Executive Vice President and Chief Financial Officer	February 11, 2016
Michael R. McDonnell	(Principal Financial Officer)
/s/ Charles E. Williams	Senior Vice President, Corporate Controller	February 11, 2016
Charles E. Williams	(Principal Accounting Officer)
/s/ Jack M. Greenberg	Director	February 11, 2016
Jack M. Greenberg
/s/ John P. Connaughton	Director	February 11, 2016
John P. Connaughton
/s/ Jonathan J. Coslet	Director	February 11, 2016
Jonathan J. Coslet
/s/ Michael J. Evanisko	Director	February 11, 2016
Michael J. Evanisko
/s/ Dr. Dennis B. Gillings, CBE	Director	February 11, 2016
Dr. Dennis B. Gillings, CBE
/s/ Annie Hai-yuan Lo	Director	February 11, 2016
Annie Hai-yuan Lo
/s/ John M. Leonard	Director	February 11, 2016
John M. Leonard
/s/ Leonard D. Schaeffer	Director	February 11, 2016
Leonard D. Schaeffer

(2) Financial Statement Schedules

Schedule I—Condensed Financial Information of Registrant

QUINTILES TRANSNATIONAL HOLDINGS INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Selling, general and administrative	$715	$1,509	$2
Loss from operations	(715)	(1,509)	(2)
Interest income	(24)	(52)	(6)
Interest expense	—	—	9,242
Loss on extinguishment of debt	—	—	15,501
Other expense, net	7	8	—
Loss before income taxes and equity in earnings of subsidiary	(698)	(1,465)	(24,739)
Income tax benefit	(530)	(810)	(9,347)
Loss before equity in earnings of subsidiary	(168)	(655)	(15,392)
Equity in earnings of subsidiary	387,373	357,038	241,983
Net income	$387,205	$356,383	$226,591

QUINTILES TRANSNATIONAL HOLDINGS INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$387,205	$356,383	$226,591
Comprehensive income adjustments:
Unrealized (losses) gains on marketable securities, net of income taxes of ($168), ($376) and $2,016	(268)	(600)	3,225
Unrealized (losses) gains on derivative instruments, net of income taxes of ($3,679), ($1,767) and ($751)	(9,523)	(5,067)	358
Defined benefit plan adjustments, net of income taxes of $318, ($2,981) and ($131)	(36)	(7,237)	2,278
Foreign currency translation, net of income taxes of ($5,581), ($2,101) and ($2,465)	(55,509)	(47,810)	(22,676)
Reclassification adjustments:
Gains on marketable securities included in net income, net of income taxes of ($1,927)	—	(3,077)	—
Losses on derivative instruments included in net income, net of income taxes of $5,826, $4,022 and $4,991	12,443	4,608	8,089
Amortization of prior service costs and losses included in net income, net of income taxes of $355, $275 and $389	618	468	655
Comprehensive income	$334,930	$297,668	$218,520

QUINTILES TRANSNATIONAL HOLDINGS INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,791	$11,635
Income taxes receivable	128	546
Other current assets and receivables	16	114
Total current assets	4,935	12,295
Deferred income taxes	—	7
Total assets	$4,935	$12,302
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7	$21
Accrued expenses	—	84
Total current liabilities	7	105
Investment in subsidiary	568,785	716,148
Payable to subsidiary	360	110
Total liabilities	569,152	716,363
Commitments and contingencies
Shareholders’ deficit:
Common stock and additional paid-in capital, 300,000 shares authorized, $0.01 par value, 119,378 and 124,129 shares issued and outstanding at December 31, 2015 and 2014, respectively	8,784	143,828
Accumulated deficit	(461,635)	(788,798)
Accumulated other comprehensive loss	(111,366)	(59,091)
Total shareholders’ deficit	(564,217)	(704,061)
Total liabilities and shareholders’ deficit	$4,935	$12,302

QUINTILES TRANSNATIONAL HOLDINGS INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Operating activities:
Net income	$387,205	$356,383	$226,591
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of debt issuance costs and discount	—	—	10,346
Subsidiary loss (income)	56,627	(27,623)	(119,998)
(Benefit from) provision for deferred income taxes	(335)	37	304
Change in operating assets and liabilities:
Accounts receivable and unbilled services	—	2,994	(2,995)
Prepaid expenses and other assets	—	—	(21)
Accounts payable and accrued expenses	(69)	65	(62)
Income taxes payable and other liabilities	(195)	(847)	(9,651)
Net cash provided by operating activities	443,233	331,009	104,514
Investing activities:
Investments in subsidiary, net of payments received	—	—	(179,847)
Net cash used in investing activities	—	—	(179,847)
Financing activities:
Repayment of debt	—	—	(300,000)
Issuance of common stock	—	—	525,000
Payment of common stock issuance costs	—	(105)	(35,439)
Stock issued under employee stock purchase and option plans	64,297	35,228	12,539
Repurchase of common stock	(515,010)	(415,131)	(6,434)
Repurchase of stock options	—	(8,415)	(50,649)
Intercompany with subsidiary	636	(2,893)	(153)
Net cash (used in) provided by financing activities	(450,077)	(391,316)	144,864
(Decrease) increase in cash and cash equivalents	(6,844)	(60,307)	69,531
Cash and cash equivalents at beginning of period	11,635	71,942	2,411
Cash and cash equivalents at end of period	$4,791	$11,635	$71,942

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

Since the Parent is part of a group that files a consolidated income tax return, in accordance with ASC 740, a portion of the consolidated amount of current and deferred income tax expense of the Company has been allocated to the Parent. The income tax benefit of $530,000, $810,000 and $9.3 million in 2015, 2014 and 2013, respectively, represents the income tax benefit that will be or were already utilized in the Company’s consolidated United States federal and state income tax returns. If the Parent was not part of these consolidated income tax returns, it would not be able to recognize any income tax benefit, as it generates no revenue against which the losses could be used on a separate filer basis.

Below is a summary of the dividends paid to the Parent by Quintiles Transnational in 2015, 2014 and 2013 (in thousands):

Amount
Paid in December 2015	$1,000
Paid in November 2015	223,000
Paid in May 2015	220,000
Total paid in 2015	$444,000
Paid in November 2014	$234,000
Paid in May 2014	87,000
Paid in January 2014	8,415
Total paid in 2014	$329,415
Paid in November and December 2013	$116,585
Paid in February 2013	5,400
Total paid in 2013	$121,985

Schedule II—Valuation and Qualifying Accounts

Deferred Tax Asset Valuation Allowance

Information presented below is in thousands:

	Balance at	Additions
	Beginning	Charged to		Balance at
	of Year	Expenses	Deductions (a)	End of Year
December 31, 2015	$24,695	$1,762	$(4,295)	$22,162
December 31, 2014	$29,501	$11,084	$(15,890)	$24,695
December 31, 2013	$32,344	$3,611	$(6,454)	$29,501

(a) – Impact of reductions recorded to expense and translation adjustments.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Quintiles Transnational Holdings Inc.		S-1/A	333-186708	3.1	May 6, 2013

3.2	Third Amended and Restated Bylaws of Quintiles Transnational Holdings Inc.		S-3	333-199843	3.2	November 4, 2014

4.1	Specimen Common Stock Certificate of Quintiles Transnational Holdings Inc.		S-1/A	333-186708	4.1	April 26, 2013

4.2	Second Amended and Restated Registration Rights Agreement, dated May 14, 2013, among Quintiles Transnational Holdings Inc. and the shareholders identified therein.		8-K	001-35907	4.1	May 15, 2013

4.3	Amendment No. 1, dated February 5, 2015, to Second Amended and Restated Registration Rights Agreement, dated May 14, 2013, among Quintiles Transnational Holdings Inc. and the shareholders identified therein.		8-K	001-35907	4.1	February 6, 2015

4.4	Indenture dated as of May 12, 2015, among Quintiles Transnational Corp., the subsidiary guarantors listed therein and U.S. Bank National Association as trustee.		8-K	001-35907	4.1	May 13, 2015

4.5	Form of 4.875% Rule 144A Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.4).		8-K	001-35907	4.2	May 13, 2015

4.6	Form of 4.875% Regulation S Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.4).		8-K	001-35907	4.3	May 13, 2015

10.1	Credit Agreement, dated June 8, 2011, among Quintiles Transnational Corp., as the Borrower, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.		S-1	333-186708	10.1	February 15, 2013

10.2	Amendment No. 1, dated October 22, 2012, to Credit Agreement, dated June 8, 2011, among Quintiles Transnational Corp., as the Borrower, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.		S-1	333-186708	10.2	February 15, 2013

10.3	Amendment No. 2, dated December 20, 2012, to Credit Agreement, dated June 8, 2011, among Quintiles Transnational Corp., as the Borrower, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.		S-1	333-186708	10.3	February 15, 2013

10.4	Amendment No. 3, dated December 20, 2013, to Credit Agreement, dated June 8, 2011, among Quintiles Transnational Corp., as the Borrower, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.		8-K	001-35907	10.1	December 20, 2013

				Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.5		Amendment No. 4, dated November 7, 2014, to Credit Agreement, dated June 8, 2011, among Quintiles Transnational Corp., as the Borrower, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.		8-K	001-35907	10.1	November 10, 2014

10.6		Credit Agreement dated May 12, 2015, among Quintiles Transnational Corp., as the borrower, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, a Swing Line Leader and an L/C Issuer		8-K	001-35907	10.1	May 13, 2015

10.7		Purchase and Sale Agreement, dated December 5, 2014, among Quintiles, Inc., as originator and initial servicer, Quintiles Laboratories, LLC, as originator, Quintiles Commercial US, Inc., as originator, and Quintiles Funding LLC, as buyer.		8-K	001-35907	10.1	December 8, 2014

10.8		Receivables Financing Agreement, dated December 5, 2014, among Quintiles Funding LLC, as borrower, Quintiles, Inc., as initial servicer, PNC Bank, N.A., as administrative agent and lender, and the additional persons from time to time party thereto as lenders.		8-K	001-35907	10.2	December 8, 2014

10.9		Amended and Restated Shareholders Agreement, dated February 5, 2015, among Quintiles Transnational Holdings Inc. and the shareholders identified therein.		8-K	001-35907	10.1	February 6, 2015

10.10		Share Repurchase Agreement, dated May 27, 2014, between Quintiles Transnational Holdings Inc. and TPG Quintiles Holdco, L.P.		8-K	001-35907	10.1	May 28, 2014

10.11		Assignment and Assumption Agreement, dated December 10, 2009, between Quintiles Transnational Corp. and Quintiles Transnational Holdings Inc.		S-1	333-186708	10.12	February 15, 2013

10.12	†	Form of Director Indemnification Agreement.		S-1/A	333-186708	10.13	April 19, 2013

10.13	†	Form of Non-Competition, Non-Solicitation, Confidentiality and IP Agreement.		8-K	001-35907	10.2	October 19, 2015

10.14	†	Quintiles Transnational Holdings Inc. Annual Management Incentive Plan.		S-1/A	333-186708	10.57	April 19, 2013

10.15	†	Quintiles Transnational Holdings Inc. 2003 Stock Incentive Plan.		S-1	333-186708	10.14	February 15, 2013

10.16	†	Form of Stock Option Award Agreement under the Quintiles Transnational Holdings Inc. 2003 Stock Incentive Plan.		S-1	333-186708	10.15	February 15, 2013

10.17	†	Form of Restricted Stock Purchase Agreement under the Quintiles Transnational Holdings Inc. 2003 Stock Incentive Plan.		S-1	333-186708	10.16	February 15, 2013

10.18	†	Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.		S-1	333-186708	10.17	February 15, 2013

10.19	†	Form of Stock Option Award Agreement for Senior Executives under the Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.		S-1	333-186708	10.18	February 15, 2013

				Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.20	†	Form of Stock Option Award Agreement for Non-Employee Directors under the Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.		S-1	333-186708	10.19	February 15, 2013

10.21	†	Quintiles Transnational Corp. Elective Deferred Compensation Plan, as amended and restated.		10-Q	001-35907	10.1	October 28, 2015

10.22	†	Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.22	April 19, 2013

10.23	†	Form of Award Agreement Awarding Nonqualified Stock Options to Employees under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.23	April 19, 2013

10.24	†	Form of Award Agreement Awarding Incentive Stock Options to Employees under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		10-Q	001-35907	10.2	May 1, 2014

10.25	†	Form of Award Agreement Awarding Nonqualified Stock Options to Non-Employee Directors under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.24	April 19, 2013

10.26	†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.56	April 19, 2013

10.27	†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan prior to February 2015.		8-K	001-35907	10.1	November 26, 2013

10.28	†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan after February 2015.		10-K	001-35907	10.34	February 12, 2015

10.29	†	Form of Initial Award Agreement Awarding Restricted Stock Units to Michael McDonnell under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	X

10.30	†	Form of Award Agreement Awarding Performance Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		10-K	001-35907	10.35	February 12, 2015

10.31	†	Quintiles Transnational Holdings Inc. Employee Stock Purchase Plan.		S-8	333-193212	10.1	January 6, 2014

10.32	†	First Amendment to Quintiles Transnational Holdings Inc. Employee Stock Purchase Plan.		10-K	001-35907	10.37	February 12, 2015

10.33	†	Sub-Plan to the Employee Stock Purchase Plan, effective 2015.		10-Q	001-35907	10.1	July 29, 2015

10.34	†	Executive Employment Agreement, dated September 25, 2003, among Dennis B. Gillings, Pharma Services Holding, Inc. and Quintiles Transnational Corp.		S-1	333-186708	10.26	February 15, 2013

10.35	†	Assignment and Assumption Agreement, dated March 31, 2006, among Pharma Services Holding, Inc., Quintiles Transnational Corp., and Dennis B. Gillings.		S-1	333-186708	10.27	February 15, 2013

10.36	†	Amendment, dated February 1, 2008, to Executive Employment Agreement, dated September 25, 2003, between Dennis B. Gillings and Quintiles Transnational Corp.		S-1	333-186708	10.28	February 15, 2013

				Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.37	†	Agreement and Amendment, effective December 12, 2008, to Executive Employment Agreement, dated September 25, 2003, between Dennis B. Gillings and Quintiles Transnational Corp.		S-1	333-186708	10.29	February 15, 2013

10.38	†	Third Amendment, dated December 31, 2008, to Executive Employment Agreement, dated September 25, 2003, between Dennis B. Gillings and Quintiles Transnational Corp.		S-1	333-186708	10.30	February 15, 2013

10.39	†	Fourth Amendment, dated December 14, 2009, to Executive Employment Agreement, dated September 25, 2003, between Dennis B. Gillings and Quintiles Transnational Corp.		S-1	333-186708	10.31	February 15, 2013

10.40	†	Fifth Amendment, dated April 18, 2013, to Executive Employment Agreement, dated September 25, 2003, between Dennis B. Gillings and Quintiles Transnational Corp.		S-1/A	333-186708	10.32	April 19, 2013

10.41		Rollover Agreement, dated August 28, 2003, among Pharma Services Holding, Inc., Dennis B. Gillings, Joan H. Gillings, Susan Ashley Gillings, the Gillings Family Foundation, the Gillings Limited Partnership and the GFEF Limited Partnership.		S-1	333-186708	10.33	February 15, 2013

10.42		Amendment No. 1, dated September 23, 2003, to Rollover Agreement, dated August 28, 2003, among Pharma Services Holding, Inc., Dennis B. Gillings, Joan H. Gillings, Susan Ashley Gillings, the Gillings Family Foundation, the Gillings Limited Partnership and the GFEF Limited Partnership.		S-1	333-186708	10.34	February 15, 2013

10.43	†	Stock Option Award Agreement, dated June 30, 2008, between Quintiles Transnational Corp. and Dennis B. Gillings.		S-1	333-186708	10.35	February 15, 2013

10.44	†	Executive Employment Agreement, effective April 30, 2012, between Thomas H. Pike and Quintiles Transnational Corp.		S-1	333-186708	10.36	February 15, 2013

10.45	†	Subscription Agreement, effective May 31, 2012, between Thomas H. Pike and Quintiles Transnational Holdings Inc.		S-1	333-186708	10.37	February 15, 2013

10.46	†	Stock Option Award Agreement, dated May 10, 2012, between Quintiles Transnational Holdings Inc. and Thomas H. Pike.		S-1	333-186708	10.38	February 15, 2013

10.47	†	Stock Option Award Agreement, dated May 31, 2012, between Quintiles Transnational Holdings Inc. and Thomas H. Pike.		S-1	333-186708	10.39	February 15, 2013

10.48	†	Executive Employment Agreement, effective July 30, 2010, between Kevin K. Gordon and Quintiles Transnational Corp.		S-1	333-186708	10.40	February 15, 2013

10.49	†	First Amendment to Employment Agreement, dated November 22, 2010, to Executive Employment Agreement, effective July 30, 2010, between Kevin K. Gordon and Quintiles Transnational Corp.		S-1	333-186708	10.41	February 15, 2013

				Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.50	†	Second Amendment, dated October 14, 2015, to Executive Employment Agreement, effective July 30, 2010, between Kevin K. Gordon and Quintiles Transnational Corp.		8-K	001-35907	10.1	October 19, 2015

10.51	†	Executive Employment Agreement, dated November 1, 2012, between James H. Erlinger III and Quintiles Transnational Corp.		10-K	001-35907	10.63	February 12, 2015

10.52	†	Letter Agreement, dated October 14, 2015, between Michael McDonnell and Quintiles Transnational Corp.		8-K	001-35907	10.3	October 19, 2015

10.53	†	Change of Control Severance Plan, which covers among others our executive officers.		8-K	001-35907	10.1	November 6, 2015

10.54	†	Quintiles Transnational Corp. 401(k) Restoration Plan, effective January 1, 2016		8-K	001-35907	10.1	December 18, 2015

10.55	†	Description of Independent Director Compensation, effective February 5, 2015.		8-K	001-35907	10.2	February 6, 2015

10.56	†	Description of Independent Director Compensation, effective January 1, 2016.	X

21.1		List of Subsidiaries of Quintiles Transnational Holdings Inc.	X

23.1		Consent of PricewaterhouseCoopers LLP.	X

31.1		Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2		Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2		Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

			X
†	Indicates management contract or compensatory plan or arrangement.