Form 10-Q
period 2016-03-31
Quintiles Transnational Holdings Inc.
filed 2016-05-03
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	119,668,196 shares outstanding as of April 26, 2016

QUINTILES TRANSNATIONAL HOLDINGS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Service revenues	$1,108,022	$1,029,974
Reimbursed expenses	382,063	317,619
Total revenues	1,490,085	1,347,593
Costs of revenue, service costs	700,566	661,827
Costs of revenue, reimbursed expenses	382,063	317,619
Selling, general and administrative	225,516	219,606
Restructuring costs	3,144	5,324
Income from operations	178,796	143,217
Interest income	(630)	(870)
Interest expense	25,959	25,340
Other expense (income), net	4,506	(2,861)
Income before income taxes and equity in earnings of unconsolidated affiliates	148,961	121,608
Income tax expense	42,577	36,088
Income before equity in earnings of unconsolidated affiliates	106,384	85,520
Equity in earnings of unconsolidated affiliates	2,642	911
Net income	109,026	86,431
Net income attributable to noncontrolling interests	(2,358)	(33)
Net income attributable to Quintiles Transnational Holdings Inc.	$106,668	$86,398
Earnings per share attributable to common shareholders:
Basic	$0.89	$0.69
Diluted	$0.88	$0.68
Weighted average common shares outstanding:
Basic	119,448	124,504
Diluted	121,438	127,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net income	$109,026	$86,431
Comprehensive income adjustments:
Unrealized losses on available-for-sale securities, net of income taxes of ($56) and ($104)	(90)	(165)
Unrealized losses on derivative instruments, net of income taxes of ($4,337) and ($1,040)	(8,925)	(3,664)
Defined benefit plan adjustments, net of income taxes of $71	184	—
Foreign currency translation, net of income taxes of ($848) and ($2,811)	7,718	(30,012)
Reclassification adjustments:
Losses on derivative instruments included in net income, net of income taxes of $1,781 and $1,656	4,560	3,836
Amortization of actuarial losses included in net income, net of income taxes of $73 and $83	136	140
Comprehensive income	112,609	56,566
Comprehensive income attributable to noncontrolling interests	(333)	(30)
Comprehensive income attributable to Quintiles Transnational Holdings Inc.	$112,276	$56,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)	(Note 1)
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,053,212	$977,151
Restricted cash	3,566	2,478
Trade accounts receivable and unbilled services, net	1,175,597	1,165,749
Prepaid expenses	55,845	50,624
Deferred income taxes	—	100,978
Income taxes receivable	22,302	34,089
Investments in debt, equity and other securities	36,711	—
Other current assets and receivables	89,923	80,916
Total current assets	2,437,156	2,411,985
Property and equipment, net	189,011	188,393
Investments in debt, equity and other securities	32,765	32,911
Investments in unconsolidated affiliates	52,779	52,382
Goodwill	719,651	719,740
Other identifiable intangibles, net	362,260	368,106
Deferred income taxes	94,850	42,684
Deposits and other assets	94,467	110,115
Total assets	$3,982,939	$3,926,316
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$852,315	$906,241
Unearned income	618,928	584,646
Income taxes payable	29,541	35,173
Current portion of long-term debt and obligations held under capital leases	48,517	48,513
Other current liabilities	28,837	19,603
Total current liabilities	1,578,138	1,594,176
Long-term debt and obligations held under capital leases, less current portion	2,408,555	2,419,293
Deferred income taxes	14,849	65,702
Other liabilities	187,338	182,826
Total liabilities	4,188,880	4,261,997
Commitments and contingencies
Shareholders’ deficit:
Common stock and additional paid-in capital, 300,000 shares authorized, $0.01 par value, 119,629 and 119,378 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	25,915	8,784
Accumulated deficit	(354,967)	(461,635)
Accumulated other comprehensive loss	(105,758)	(111,366)
Deficit attributable to Quintiles Transnational Holdings Inc.’s shareholders	(434,810)	(564,217)
Noncontrolling interests	228,869	228,536
Total shareholders’ deficit	(205,941)	(335,681)
Total liabilities and shareholders’ deficit	$3,982,939	$3,926,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Operating activities:
Net income	$109,026	$86,431
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	31,724	30,329
Amortization of debt issuance costs and discount	1,686	1,677
Amortization of accumulated other comprehensive loss on terminated interest rate swaps	3,100	—
Share-based compensation	8,690	9,574
Loss (earnings) from unconsolidated affiliates	1,569	(911)
Provision for (benefit from) deferred income taxes	4,718	(884)
Excess income tax benefits from share-based award activities	(2,198)	(9,077)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	22,575	(63,460)
Change in other operating assets and liabilities	(68,776)	(118,011)
Net cash provided by (used in) operating activities	112,114	(64,332)
Investing activities:
Acquisition of property, equipment and software	(26,199)	(16,432)
Purchase of trading securities	(36,941)	—
Proceeds from corporate owned life insurance policies	20,938	—
Investments in unconsolidated affiliates, net of payments received	(1,864)	(2,542)
Other	594	666
Net cash used in investing activities	(43,472)	(18,308)
Financing activities:
Payment of debt issuance costs	—	(19)
Repayment of debt and principal payments on capital lease obligations	(12,523)	(1,210)
Stock issued under employee stock purchase and option plans	5,335	18,494
Excess income tax benefits from share-based award activities	2,198	9,077
Net cash (used in) provided by financing activities	(4,990)	26,342
Effect of foreign currency exchange rate changes on cash	12,409	(31,992)
Increase (decrease) in cash and cash equivalents	76,061	(88,290)
Cash and cash equivalents at beginning of period	977,151	867,358
Cash and cash equivalents at end of period	$1,053,212	$779,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Quintiles Transnational Holdings Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements of the Company but does not include all the disclosures required by GAAP.

Investments in Marketable Securities

Investments in marketable securities are classified as either trading or available-for-sale and measured at fair market value. Realized and unrealized gains and losses on trading securities are included in other expense (income), net on the accompanying condensed consolidated statements of income. Realized gains and losses on available-for-sale securities are included in other expense (income), net on the accompanying condensed consolidated statements of income. Unrealized gains and losses, net of deferred income taxes, on available-for-sale securities are included in the accumulated other comprehensive income (loss) (“AOCI”) component of shareholders’ deficit until realized. Any gains or losses from the sales of investments or other-than-temporary declines in fair value are computed by specific identification.

Recently Issued Accounting Standards

Accounting pronouncement adopted

In November 2015, the United States Financial Accounting Standards Board (“FASB”) issued new accounting guidance which removed the requirement that deferred income tax assets and liabilities be classified as either current or non-current in a classified statement of financial position and instead requires deferred income tax assets and liabilities to be classified as non-current. The Company adopted this new accounting guidance prospectively on January 1, 2016.

Accounting pronouncements being evaluated

In March 2016, the FASB issued new accounting guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and the classification of excess tax benefits on the statement of cash flows. The new accounting guidance will be effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

In February 2016, the FASB issued new accounting guidance which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. The income statement will reflect lease expense for operating leases, and amortization and interest expense for financing leases. The new accounting guidance will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

In January 2016, the FASB issued new accounting guidance which modifies how entities measure equity investments and present changes in the fair value of financial liabilities. The new accounting guidance will be effective for annual reporting periods beginning after December 15, 2017. Early adoption of the presentation guidance is permitted; however, early adoption of the recognition and measurement guidance is not permitted. The adoption of the new accounting guidance is not expected to have a material effect on the Company’s financial statements.

In May 2014, the FASB and the International Accounting Standards Board issued a converged standard on the recognition of revenue from contracts with customers. The objective of the new standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will require expanded disclosures on revenue recognition including information about changes in assets and liabilities that result from contracts with customers. The new standard allows for either a retrospective or prospective approach to transition upon adoption. The new standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, the date of adoption, and the transition approach to implement the new standard.

2. Employee Stock Compensation

The Company granted the following number of share-based awards:

	Three Months Ended March 31,
	2016	2015
Stock options	744,300	923,700
Stock appreciation rights	25,200	176,200
Restricted stock units	289,771	226,821
Performance units	119,839	51,977

The Company had the following number of share-based awards outstanding:

	March 31, 2016	December 31, 2015
Stock options	7,188,849	6,647,999
Stock appreciation rights	555,901	530,701
Restricted stock units	598,931	359,553
Performance units	169,506	49,667

The Company used the following assumptions when estimating the value of the share-based compensation for stock options and stock appreciation rights issued as follows:

	Three Months Ended March 31,
	2016	2015
Expected volatility	26 – 30%	30 – 41%
Weighted average expected volatility	28%	35%
Expected dividends	0.0%	0.0%
Expected term (in years)	3.6 – 6.6	3.7 – 6.7
Risk-free interest rate	0.97 – 1.57%	1.06 – 1.88%

The Company issued 52,772 shares and 38,449 shares of common stock for purchases under its employee stock purchase plan during the three months ended March 31, 2016 and 2015, respectively.

The Company recognized share-based compensation expense of $8.7 million and $9.6 million during the three months ended March 31, 2016 and 2015, respectively.

3. Concentration of Credit Risk

No customer accounted for 10% or more of consolidated service revenues for the three months ended March 31, 2016 or 2015.

4. Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Trade:
Billed	$531,303	$553,652
Unbilled services	648,625	614,381
	1,179,928	1,168,033
Allowance for doubtful accounts	(4,331)	(2,284)
	$1,175,597	$1,165,749

5. Investments – Debt, Equity and Other Securities

The following is a summary of the Company’s investments in debt, equity and other securities (in thousands):

	March 31, 2016	December 31, 2015
Marketable trading securities	$36,711	$—

Marketable available-for-sale securities	$249	$395
Cost method investments	32,516	32,516
	$32,765	$32,911

Marketable Securities

Trading securities consist primarily of investments in mutual funds and are measured at fair value with realized and unrealized gains and losses recorded in other expense (income), net on the accompanying condensed consolidated statements of income. Realized and unrealized gains, net of approximately $230,000 were recognized during the three months ended March 31, 2016. Available-for-sale securities consist of equity securities.

Cost Method Investments

On February 25, 2011, the Company and the Samsung Group entered into an agreement to form a joint venture intended to provide pharmaceutical contract manufacturing services in South Korea. On March 31, 2016, the parties amended the agreement to require the Company to exercise its right to sell a portion of its ownership interest in the joint venture to the Samsung Group under a notice effective as of April 22, 2016 in exchange for approximately $26.0 million. As of March 31, 2016, the Company’s investment in the joint venture totaled approximately $27.2 million (representing an ownership interest of approximately 2.2%). Following the closing of the sale, which is expected to occur in the second quarter, the Company’s investment will be reduced to approximately $1.2 million (representing an ownership interest of less than 1%).

In December 2011, the Company and Intarcia Therapeutics (“Intarcia”) entered into an alliance to develop a new therapy for type 2 diabetes whereby Intarcia will use the Company to conduct Phase III pivotal clinical trials and a cardiovascular outcomes clinical trial. Under the alliance, the Company acquired $5.0 million of preferred stock of Intarcia.

6. Variable Interest Entities

As of March 31, 2016, the Company’s investments in unconsolidated variable interest entities (“VIEs”) and its estimated maximum exposure to loss were as follows (in thousands):

	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
NovaQuest Pharma Opportunities Fund III, L.P.	$39,320	$53,636
NovaQuest Pharma Opportunities Fund IV, L.P.	3,247	19,733
	$42,567	$73,369

The Company has committed to invest up to $50 million as a limited partner in NovaQuest Pharma Opportunities Fund III, L.P. (“Fund III”). As of March 31, 2016, the Company has funded approximately $35.7 million and has approximately $14.3 million of remaining funding commitments. As of March 31, 2016 and December 31, 2015, the Company had a 10.9% ownership interest in Fund III. The Company’s maximum exposure to loss on Fund III is limited to its investment and remaining funding commitments.

The Company has committed to invest up to $20 million as a limited partner in NovaQuest Pharma Opportunities Fund IV, L.P. (“Fund IV”). As of March 31, 2016, the Company has funded approximately $3.5 million and has approximately $16.5 million of remaining funding commitments. As of March 31, 2016 and December 31, 2015, the Company had a 2.3% ownership interest in Fund IV. The Company’s maximum exposure to loss on Fund IV is limited to its investment and remaining funding commitments.

The Company has determined that Fund III and Fund IV (collectively “the Funds”) are VIEs but that the Company is not the primary beneficiary as it does not have a controlling financial interest in either of the Funds. Although the Company does not have a controlling financial interest in either of the Funds, the Company has determined that it has the ability to exercise significant influence. Accordingly, the Company accounts for its investments in the Funds as unconsolidated VIEs under the equity method of accounting and records its pro rata share of the Funds’ earnings or losses in equity in earnings (losses) of unconsolidated affiliates on the accompanying condensed consolidated statements of income. The investment assets of unconsolidated VIEs are included in investments in and advances to unconsolidated affiliates on the accompanying condensed consolidated balance sheets.

7. Goodwill

The following is a summary of goodwill by segment for the three months ended March 31, 2016 (in thousands):

		Integrated
	Product	Healthcare
	Development	Services	Consolidated
Balance as of December 31, 2015	$602,106	$117,634	$719,740
Impact of foreign currency fluctuations and other	(1,836)	1,747	(89)
Balance as of March 31, 2016	$600,270	$119,381	$719,651

8. Derivatives

As of March 31, 2016, the Company held the following derivative positions: (i) forward exchange contracts to protect against foreign exchange movements for certain forecasted foreign currency cash flows related to service contracts and (ii) interest rate swaps to hedge the exposure to variability in interest payments on variable interest rate debt. The Company does not use derivative financial instruments for speculative or trading purposes.

As of March 31, 2016, the Company had 18 open foreign exchange forward contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2016 with notional amounts totaling $125.7 million. These contracts were executed to hedge the risk of the potential volatility in the cash flows resulting from fluctuations in currency exchange rates during the last nine months of 2016. These transactions are accounted for as cash flow hedges, as such, the effective portion of the gain or loss on the contracts is recorded as unrealized gains (losses) on derivatives included in AOCI. These hedges are highly effective. As of March 31, 2016 and December 31, 2015, the Company had recorded gross unrealized losses of $5.7 million and $5.2 million, respectively, related to foreign exchange forward contracts. Upon expiration of the hedge instruments in 2016, the Company will reclassify the unrealized holding gains and losses on the derivative instruments included in AOCI into earnings. The unrealized losses are included in other current liabilities on the accompanying condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015.

On June 3, 2015, the Company entered into seven forward starting interest rate swaps with a notional value of $440.0 million in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. Interest on the swaps begins to accrue on June 30, 2016 and the interest rate swaps expire between March 31, 2017 and March 31, 2020. The critical terms of the interest rate swaps are substantially the same as those of the Company’s senior secured credit facilities, including quarterly interest settlements. These interest rate swaps are being accounted for as cash flow hedges as these transactions were executed to hedge the Company’s interest payments, and these hedges are deemed to be highly effective. As such, changes in the fair value of these derivative instruments are recorded as unrealized gains (losses) on derivatives included in AOCI. The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparty, which, when they occur, are reflected as interest expense on the condensed consolidated statements of income. These payments, together with the variable rate of interest incurred on the underlying debt, result in a fixed rate of interest of 2.1% plus the applicable margin on the affected borrowings. These interest rate swaps will result in a total debt mix of approximately 50% fixed rate debt and 50% variable rate debt. The Company expects that $4.8 million of unrealized losses will be reclassified out of AOCI and will form the interest rate swap component of the 2.1% fixed rate of interest incurred over the next 12 months as the underlying net payments are settled.

The fair values of the Company’s derivative instruments designated as hedging instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table (in thousands):

	Balance Sheet Classification	March 31, 2016	December 31, 2015
Foreign exchange forward contracts	Other current liabilities	$5,721	$5,194
Interest rate swaps	Other current liabilities	$15,192	$5,698

The effect of the Company’s cash flow hedging instruments on other comprehensive income (loss) is summarized in the following table (in thousands):

	Three Months Ended March 31,
	2016	2015
Foreign exchange forward contracts	$(527)	$(1,689)
Interest rate swaps	(6,394)	2,477
Total	$(6,921)	$788

9. Fair Value Measurements

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of March 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$36,711	$—	$—	$36,711
Available-for-sale securities	249	—	—	249
Total	$36,960	$—	$—	$36,960
Liabilities:
Foreign exchange forward contracts	$—	$5,721	$—	$5,721
Interest rate swaps	—	15,192	—	15,192
Contingent consideration	—	—	4,443	4,443
Total	$—	$20,913	$4,443	$25,356

Below is a summary of the valuation techniques used in determining fair value:

Marketable securities — The Company values trading and available-for-sale securities using the quoted market value of the securities held.

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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31 (in thousands):

	Contingent Consideration – Accounts Payable and Accrued Expenses
	2016	2015
Balance as of January 1	$4,374	$1,452
Revaluations included in earnings	69	1,287
Balance as of March 31	$4,443	$2,739

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

As of March 31, 2016, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $1,167.3 million and were identified as Level 3. These assets are comprised of cost and equity method investments of $85.3 million, goodwill of $719.7 million and other identifiable intangibles, net of $362.3 million.

The estimated fair value of the Company’s long-term debt approximates its carrying value as of March 31, 2016 and December 31, 2015. The estimated fair value of the long-term debt is primarily based on rates in which the debt is traded among banks.

10. Noncontrolling Interests

Below is a summary of noncontrolling interests for the three months ended March 31 (in thousands):

	2016	2015
Balance as of January 1	$228,536	$49
Comprehensive income (loss):
Net income	2,358	33
Foreign currency adjustments, net of income tax	(2,025)	(2)
Balance as of March 31	$228,869	$80

11. Restructuring

2016 Plan

In February 2016, the Company’s Board of Directors (the “Board”) approved a restructuring plan for approximately $22 million, primarily for severance and other exit costs, to align its resources and reduce overcapacity. Some of these actions are subject to certain legal and regulatory requirements. These actions are expected to continue throughout 2016, and are expected to consist of severance, facility closure and other exit-related costs. During the three months ended March 31, 2016, the Company has recognized approximately $977,000 of restructuring costs related to this plan for activities in the Product Development segment.

2015 Plans

In February 2015, the Board approved a restructuring plan for approximately $30.0 million to align the Company’s resources and reduce overcapacity in certain roles. These actions are expected to continue throughout 2016, and are expected to consist of severance, facility closure and other exit-related costs. Since the start of this plan in 2015, the Company has recognized approximately $12.2 million, $8.9 million and $910,000 of restructuring costs related to this plan for activities in the Product Development segment, Integrated Healthcare Services segment and corporate activities, respectively.

Also, in connection with consummating the joint venture transaction with Quest Diagnostics Incorporated, during the third quarter of 2015, a restructuring plan was approved to reduce facility overcapacity and eliminate redundant roles. These actions are expected to continue throughout 2016 and 2017, and are expected to consist of severance, facility closure and other exit-related costs of approximately $14.0 million. Since the start of this plan in 2015, the Company has recognized approximately $10.4 million of restructuring costs related to this plan for activities in the Product Development segment.

The following amounts were recorded for the restructuring plans (in thousands):

	Severance and Related Costs	Exit Costs	Total
Balance at December 31, 2015	$12,179	$1,385	$13,564
Expense, net of reversals	1,507	1,637	3,144
Payments	(2,512)	(80)	(2,592)
Foreign currency translation and other	(494)	186	(308)
Balance at March 31, 2016	$10,680	$3,128	$13,808

The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects the majority of the restructuring accruals at March 31, 2016 will be paid in 2016 and 2017.

12. Employee Benefit Plans

Defined Benefit Plans

The following table summarizes the components of pension expense related to the Company’s defined benefit plans (in thousands):

	Three Months Ended March 31,
	2016	2015
Service cost	$4,154	$3,614
Interest cost	919	867
Expected return on plan assets	(871)	(853)
Amortization of actuarial losses	209	223
	$4,411	$3,851

Other

As of March 31, 2016 and December 31, 2015, the Company had a severance accrual included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets of $2.8 million and $3.3 million, respectively. The Company recognizes obligations associated with severance related to contractual termination benefits at fair value on the date that it is probable that the affected employees will be entitled to the benefit and the amount can reasonably be estimated. The severance accrual is related to cost reduction programs that will result in severance for approximately 270 positions. During the first three months of 2016, the Company recognized approximately $537,000 of net reversals related to these cost reduction programs in the Product Development segment, primarily as a result of affected individuals transferring into other positions within the Company. The Company expects the majority of the severance accrual at March 31, 2016 will be paid in 2016.

The following amounts were recorded for the severance associated with cost reduction programs (in thousands):

Balance at December 31, 2015	$3,337
Expense, net of reversals	(537)
Foreign currency translation	(26)
Balance at March 31, 2016	$2,774

13. Comprehensive Income

Below is a summary of the components of AOCI (in thousands):

	Foreign Currency Translation	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2015	$(116,830)	$(708)	$(13,992)	$(13,264)	$33,428	$(111,366)
Other comprehensive (loss) income before reclassifications	8,895	(146)	(13,262)	255	5,170	912
Reclassification adjustments	—	—	6,341	209	(1,854)	4,696
Balance at March 31, 2016	$(107,935)	$(854)	$(20,913)	$(12,800)	$36,744	$(105,758)

Below is a summary of the (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item (in thousands):

	Affected Financial Statement	Three Months Ended March 31,
Reclassification Adjustments	Line Item	2016	2015
Derivative instruments:
Interest rate swaps	Interest expense	$3,100	$3,013
Foreign exchange forward contracts	Service revenues	3,241	2,479
Total before income taxes		6,341	5,492
Income tax benefit		1,781	1,656
Total net of income taxes		$4,560	$3,836
Defined benefit plans:
Amortization of actuarial losses	See Note 12	$209	$223
Total before income taxes		209	223
Income tax benefit		73	83
Total net of income taxes		$136	$140

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

Certain costs are not allocated to the Company’s segments and are reported as general corporate and unallocated expenses. These costs primarily consist of share-based compensation and expenses for corporate overhead functions such as senior leadership, finance, human resources, information technology, facilities and legal. The Company does not allocate restructuring charges to its segments. Information presented below is in thousands:

	Three Months Ended March 31,
	2016	2015
Service revenues
Product Development	$837,479	$749,529
Integrated Healthcare Services	270,543	280,445
Total service revenues	1,108,022	1,029,974
Costs of revenue, service costs
Product Development	484,640	437,422
Integrated Healthcare Services	215,926	224,405
Total costs of revenue, service costs	700,566	661,827
Selling, general and administrative
Product Development	163,553	155,108
Integrated Healthcare Services	36,691	37,922
General corporate and unallocated	25,272	26,576
Total selling, general and administrative	225,516	219,606
Income from operations
Product Development	189,286	156,999
Integrated Healthcare Services	17,926	18,118
General corporate and unallocated	(25,272)	(26,576)
Restructuring costs	(3,144)	(5,324)
Total income from operations	$178,796	$143,217

	Three Months Ended March 31,
	2016	2015
Depreciation and amortization expense
Product Development	$26,230	$23,876
Integrated Healthcare Services	4,257	5,208
General corporate and unallocated	1,237	1,245
Total depreciation and amortization expense	$31,724	$30,329

15. Earnings Per Share

The following table shows the weighted average number of outstanding share-based awards not included in the computation of diluted earnings per share as the effect of including such share-based awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted average shares subject to anti-dilutive share-based awards	1,383	1,043

Share-based awards will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds.

16. Subsequent Event

On May 3, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IMS Health Holdings, Inc., a Delaware corporation (“IMS”). Subject to the terms and conditions of the Merger Agreement, which was unanimously approved by the boards of directors of the Company and IMS, the Company and IMS have agreed that IMS will merge with and into the Company in a “merger of equals,” with the Company continuing as the surviving corporation (the “Surviving Corporation”) and the separate corporate existence of IMS ceasing (the “Merger”). Pursuant to the Merger Agreement, if the Merger is completed, every 1 share of common stock of IMS issued and outstanding will be converted into and exchangeable for 0.3840 shares of common stock of the Surviving Corporation. The Merger is subject to customary closing conditions, including approval by the shareholders of the Company and IMS. The Merger is expected to close in the second half of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, that most of our contracts may be terminated on short notice, and we may be unable to maintain large customer contracts or to enter into new contracts; our financial results may be adversely affected if we underprice our contracts, overrun our cost estimates or fail to receive approval for or experience delays in documenting change orders; the historical indications of the relationship of our backlog to revenues may not be indicative of their future relationship; we may be unable to maintain our information systems or effectively update them; customer or therapeutic concentration could harm our business; our business is subject to risks associated with international operations, including economic, political and other risks, such as compliance with a myriad of laws and regulations, complications from conducting clinical trials in multiple countries simultaneously and changes in exchange rates; the market for our services may not grow as we expect; government regulators or our customers may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; we may be unable to successfully develop and market new services or enter new markets; our failure to perform services in accordance with contractual requirements, regulatory standards and ethical considerations may subject us to significant costs or liability, which could also damage our reputation and cause us to lose existing business or not receive new business; our services are related to treatment of human patients, and we could face liability if a patient is harmed; we may be unable to successfully identify, acquire and integrate businesses, services and technologies, including our proposed merger with IMS Health Holdings, Inc., or IMS, which is expected to close in the second half of 2016; our investments in our customers’ businesses or drugs and our related commercial rights strategies could have a negative impact on our financial performance; we face risks arising from the restructuring of our operations; and we have substantial indebtedness and may incur additional indebtedness in the future, which could adversely affect our financial condition. For a further discussion of the risks relating to our business, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as updated in this quarterly report on Form 10-Q.

Overview

Our business is currently organized in two reportable segments, Product Development and Integrated Healthcare Services.

Product Development

Product Development provides services and expertise that allow biopharmaceutical companies to outsource the clinical development process from first-in-man clinical trials to post-launch monitoring. Our comprehensive service offerings provide the support and functional expertise necessary at each stage of development, as well as the systems and analytical capabilities to help our customers improve product development efficiency and effectiveness. Product Development is comprised of clinical solutions and services and advisory services. Clinical solutions and services provides services necessary to develop biopharmaceutical products. These services include project management and clinical monitoring functions for conducting multi-site clinical trials (generally Phase II-IV) (collectively “core clinical”). These also include clinical trial support services that improve clinical trial decision-making, such as global clinical trial laboratories, data management, biostatistical, safety and pharmacovigilance, early clinical development trials (generally Phase I), and strategic planning and design services, which help improve decisions and performance. We also provide functional resourcing services that cover a range of areas. Advisory services provides strategy and management advisory services based on life science expertise and advanced analytics, as well as regulatory and compliance advisory services.

In July 2015, we combined our global clinical trials laboratory operations in our Product Development segment with the clinical trials laboratory operations of Quest Diagnostics Incorporated, or Quest, with the resulting combined business referred to as Q2 Solutions. We own 60% of Q2 Solutions and Quest owns the remaining 40%. The Q2 Solutions transaction was accounted for as a business combination and is included in our consolidated financial information since the acquisition date with a noncontrolling interest for the portion which we do not own.

Integrated Healthcare Services

Integrated Healthcare Services provides a broad array of services including commercial services, such as providing contract pharmaceutical sales forces in key geographic markets, as well as a growing number of healthcare business services for the broader healthcare sector. Our customized commercialization services are designed to accelerate the commercial success of biopharmaceutical and other health-related products. Service offerings include commercial services (sales representatives, strategy, marketing communications and other areas related to market access and commercialization), real-world and late phase research (drug therapy analysis, real-world research and evidence-based medicine, including research studies to prove a drug’s value), other healthcare services (comparative and cost-effectiveness research capabilities, decision support services, communication services and health engagement, medication adherence and health outcome optimization services, and web-based systems for measuring quality improvement), and electronic health records implementation and advisory services.

Recent Event

On May 3, 2016, we announced a “merger of equals” with IMS, whereby IMS will merge with and into us and we will continue as the surviving corporation. If the merger is completed, every 1 share of common stock of IMS issued and outstanding will be converted into and exchangeable for 0.3840 shares of common stock of the surviving corporation. The merger is subject to customary closing conditions, including approval by our shareholders and the shareholders of IMS. We expect the merger to close in the second half of 2016.

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

Foreign Currency Translation

In the first three months of 2016, approximately 32% of our service revenues were denominated in currencies other than the United States dollar. Because a large portion of our service revenues and expenses are denominated in currencies other than the United States dollar and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our consolidated results. During the three months ended March 31, 2016, foreign exchange rates in certain currencies in which we do business have fluctuated significantly as compared to the same period of the prior year, particularly the Euro, the Japanese Yen and the British Pound.

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

Consolidated Results of Operations

Backlog and Net New Business

We began 2016 with backlog of $12,038 million, which was 7% higher than at the beginning of 2015. Backlog at March 31, 2016 was $11,991 million. Included within backlog at March 31, 2016 is approximately $8,152 million of backlog that we do not expect to generate revenue in the next 12 months.

Net new business decreased 23.8% in the first quarter of 2016 to $1,026 million from $1,346 million in the first quarter of 2015, driven by decreases in both Product Development and Integrated Healthcare Services. Product Development’s net new business decreased 26.5% in the first quarter of 2016 to $799 million from $1,086 million in the first quarter of 2015 related primarily to lower new business signings for core clinical services and clinical trial support services. These declines were partially offset by the incremental impact from the businesses that Quest contributed to Q2 Solutions. Integrated Healthcare Services’ net new business decreased 12.5% in the first quarter of 2016 to $227 million from $260 million in the first quarter of 2015, related primarily to lower new business signings for commercial services, partially offset by an increase in new business from real-world and late phase research services. The lower new business signings for both Product Development and Integrated Healthcare Services resulted from the closing of some large opportunities being delayed until the second quarter of 2016.

Summary Results of Operations

The following table presents our operating results as a percentage of service revenues:

	Three Months Ended March 31,
	2016	2015
Service revenues	100.0%	100.0%

Costs of revenue, service costs	63.2%	64.3%
Selling, general and administrative	20.4%	21.3%
Restructuring costs	0.3%	0.5%
Income from operations	16.1%	13.9%
Interest income	(0.1)%	(0.1)%
Interest expense	2.3%	2.5%
Other expense (income), net	0.5%	(0.3)%
Income before income taxes and equity in earnings of unconsolidated affiliates	13.4%	11.8%
Income tax expense	3.8%	3.5%
Income before equity in earnings of unconsolidated affiliates	9.6%	8.3%
Equity in earnings of unconsolidated affiliates	0.2%	0.1%
Net income	9.8%	8.4%
Net income attributable to noncontrolling interests	(0.2)%	(0.0)%
Net income attributable to Quintiles Transnational Holdings Inc.	9.6%	8.4%

For information regarding our results of operations for Product Development and Integrated Healthcare Services, refer to “Segment Results of Operations” later in this section.

Service Revenues

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in millions)
Service revenues	$1,108.0	$1,030.0	$78.0	7.6%

For the first quarter of 2016, our service revenues increased $78.0 million, or 7.6%, as compared to the same period in 2015. This increase was comprised of constant currency service revenue growth of approximately $86.1 million, or 8.4%, and a negative impact of approximately $8.1 million from the effects of foreign currency fluctuations. The constant currency service revenue growth was comprised of a $94.9 million increase in Product Development, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by an $8.8 million decrease in Integrated Healthcare Services.

Costs of Revenue, Service Costs

	Three Months Ended March 31,
	2016	2015
	(dollars in millions)
Costs of revenue, service costs	$700.6	$661.8
% of service revenues	63.2%	64.3%

When compared to the same period in 2015, service costs in the first quarter of 2016 increased $38.8 million. This increase included a constant currency increase in expenses of approximately $56.7 million, or 8.6%, partially offset by a positive impact of approximately $17.9 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $63.2 million increase in Product Development, which included the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by a $6.5 million decrease in Integrated Healthcare Services.

Selling, General and Administrative

	Three Months Ended March 31,
	2016	2015
	(dollars in millions)
Selling, general and administrative	$225.5	$219.6
% of service revenues	20.4%	21.3%

The $5.9 million increase in selling, general and administrative expenses in the first quarter of 2016 included a constant currency increase of $11.2 million, or 5.1%, partially offset by a positive impact of approximately $5.3 million from the effects of foreign currency fluctuations. The constant currency growth was comprised primarily of a $12.7 million increase in Product Development, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by a $1.1 million decrease in Integrated Healthcare Services.

Restructuring Costs

	Three Months Ended March 31,
	2016	2015
	(in millions)
Restructuring costs	$3.1	$5.3

During the first quarter of 2016, we recognized $3.1 million of restructuring charges, net of reversals for changes in estimates, under existing restructuring plans. The remaining actions under these plans are expected to occur throughout 2016 and 2017, and are expected to consist of severance, facility closure and other exit-related costs.

Interest Income and Interest Expense

	Three Months Ended March 31,
	2016	2015
	(in millions)
Interest income	$(0.6)	$(0.9)
Interest expense	$26.0	$25.3

Interest income includes interest received primarily from bank balances and investments.

Interest expense during the first quarter of 2016 was slightly higher than the same period in 2015 due to an increase in the average debt outstanding, primarily as a result of our new senior secured credit agreement and senior notes issued in May 2015. This increase was partially offset by a decrease in the average rate of interest incurred on our debt as compared to the same period in 2015.

Other Expense (Income), Net

	Three Months Ended March 31,
	2016	2015
	(in millions)
Other expense (income), net	$4.5	$(2.9)

Other expense (income), net for the first quarter of 2016 primarily consisted of $4.2 million of foreign currency net losses. Other expense (income), net for the first quarter of 2015 primarily consisted of $4.1 million of foreign currency net gains, partially offset by approximately $1.3 million of expense related to the change in fair value of contingent consideration related to an acquisition.

Income Tax Expense

	Three Months Ended March 31,
	2016	2015
	(in millions)
Income tax expense	$42.6	$36.1

The effective income tax rate was 28.6% and 29.7% in the first quarter of 2016 and 2015, respectively.

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended March 31,
	2016	2015
	(in millions)
Equity in earnings of unconsolidated affiliates	$2.6	$0.9

Equity in earnings of unconsolidated affiliates primarily included earnings from our investment in NovaQuest Pharma Opportunities Fund III, L.P.

Net Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net income attributable to noncontrolling interests	$(2.4)	$—

Net income attributable to noncontrolling interests primarily included Quest’s interest in Q2 Solutions.

Segment Results of Operations

Service revenues and income from operations by segment are as follows (dollars in millions):

Three Months Ended March 31, 2016 and 2015
	Service Revenues		Income from Operations		Operating Profit Margin
	2016	2015	2016	2015	2016	2015
Product Development	$837.5	$749.5	$189.3	$157.0	22.6%	20.9%
Integrated Healthcare Services	270.5	280.5	17.9	18.1	6.6	6.5
Total segments	1,108.0	1,030.0	207.2	175.1	18.7%	17.0%
General corporate and unallocated			(25.3)	(26.6)
Restructuring costs			(3.1)	(5.3)
Consolidated	$1,108.0	$1,030.0	$178.8	$143.2

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of share-based compensation and expenses for corporate office functions such as senior leadership, finance, human resources, information technology, facilities and legal. We do not allocate restructuring charges to our segments.

Product Development

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in millions)
Service revenues	$837.5	$749.5	$88.0	11.7%
Costs of revenue, service costs	484.6	437.4	47.2	10.8
as a percentage of service revenues	57.9%	58.4%
Selling, general and administrative	163.6	155.1	8.5	5.4
as a percentage of service revenues	19.5%	20.7%
Segment income from operations	$189.3	$157.0	$32.3	20.6%
as a percentage of service revenues	22.6%	20.9%

Service Revenues

Product Development’s service revenues were $837.5 million in the first quarter of 2016, an increase of $88.0 million, or 11.7%, over the same period in 2015. This increase was comprised of constant currency service revenue growth of $94.9 million, or 12.6%, partially offset by a negative impact of approximately $6.9 million from the effects of foreign currency fluctuations. The constant currency service revenue growth primarily included (i) $58.7 million from a volume-related increase from clinical solutions and services and (ii) the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by a decline in advisory services.

The volume-related service revenue growth was primarily related to core clinical services and clinical trial support services. This growth was due largely to execution on the higher backlog in place as we entered the quarter.

Costs of Revenue, Service Costs

Product Development’s service costs increased approximately $47.2 million in the first quarter of 2016 over the same period in 2015. This increase included constant currency growth of $63.2 million, or 14.5%, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by $16.0 million from the positive effects of foreign currency fluctuations.

The constant currency service costs growth for the first quarter of 2016 was primarily due to the impact from the Q2 Solutions transaction and an increase in compensation and related expenses. The increase in compensation and related expenses resulted from (i) an increase in billable headcount resulting from the higher volume of constant currency revenue as well as investment in our global delivery network capacity, (ii) annual merit increases and (iii) an increase in competition for qualified personnel in certain markets. As a percent of service revenues, Product Development’s service costs were 57.9% and 58.4% during the first quarter of 2016 and 2015, respectively. Service costs as a percentage of service revenues in the 2016 quarter benefited 140 basis points from foreign currency fluctuations which more than offset the impact of the constant currency service costs growth noted above.

Selling, General and Administrative

Product Development’s selling, general and administrative expenses increased approximately $8.5 million, or 5.4%, in the first quarter of 2016 as compared to the same period in 2015. This increase was caused by constant currency growth of $12.7 million, resulting primarily from the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by a reduction of $4.2 million from foreign currency fluctuations. As a percent of service revenues, Product Development’s selling, general and administrative expenses were 19.5% and 20.7% during the first quarter of 2016 and 2015, respectively.

Integrated Healthcare Services

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in millions)
Service revenues	$270.5	$280.5	$(10.0)	(3.5)%
Costs of revenue, service costs	216.0	224.4	(8.4)	(3.8)
as a percentage of service revenues	79.8%	80.0%
Selling, general and administrative	36.6	38.0	(1.4)	(3.2)
as a percentage of service revenues	13.6%	13.5%
Segment income from operations	$17.9	$18.1	$(0.2)	(1.1)%
as a percentage of service revenues	6.6%	6.5%

Service Revenues

Integrated Healthcare Services’ service revenues were $270.5 million in the first quarter of 2016, a decrease of $10.0 million, or 3.5%, over the same period in 2015. This decrease was comprised of a constant currency service revenue decrease of $8.8 million, or 3.1%, and a negative impact of approximately $1.2 million due to the effects of foreign currency fluctuations.

The decline in constant currency service revenues for the first quarter of 2016 was due to a decrease in commercial services, primarily in North America, as a result of cancellations that occurred in 2015, partially offset by growth in real-world and late phase research services.

Costs of Revenue, Service Costs

Integrated Healthcare Services’ service costs decreased approximately $8.4 million in the first quarter of 2016. This decrease was comprised of a $6.5 million constant currency decrease, or 3.0%, and $1.9 million due to the positive effects of foreign currency fluctuations.

The constant currency decrease for the first quarter of 2016 was due to a decrease in compensation and related expenses resulting from a decrease in billable headcount needed to support the lower volume of constant currency revenue.

Selling, General and Administrative

Integrated Healthcare Services’ selling, general and administrative expenses decreased approximately $1.4 million, or 3.2%, in the first quarter of 2016 as compared to the same period in 2015. This decrease was comprised of a $1.1 million constant currency decrease, or 2.3%, and a reduction of $300,000 from the positive effects of foreign currency fluctuations.

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

We had a cash balance of $1,053.2 million at March 31, 2016 ($228.1 million of which was in the United States), an increase from $977.2 million at December 31, 2015.

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

On February 25, 2011, we and the Samsung Group entered into an agreement to form a joint venture intended to provide pharmaceutical contract manufacturing services in South Korea. On March 31, 2016, the parties amended the agreement to require us to exercise our right to sell a portion of our ownership interest in the joint venture to the Samsung Group under a notice effective as of April 22, 2016 in exchange for approximately $26.0 million.

Long-Term Debt

As of March 31, 2016, we had $2.5 billion of total indebtedness, excluding $533.4 million of additional available borrowings under our revolving credit facilities. There were no amounts drawn on the revolving credit facilities in the first three months of 2016. Our long-term debt arrangements contain usual and customary restrictive covenants, and as of March 31, 2016, we believe we were in compliance with our restrictive covenants.

See “Management’s Discussion and Analysis – Liquidity and Capital Resources” and Note 10 to our audited consolidated financial statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, for additional details regarding our credit arrangements.

Three months ended March 31, 2016 and 2015

Cash Flow from Operating Activities

	Three months ended March 31,
	2016	2015
	(in millions)
Net cash provided by (used in) operating activities	$112.1	$(64.3)

Cash provided by operating activities was $112.1 million during the first three months of 2016, as compared to cash used in operating activities of $64.3 million in the same period in 2015. The increase in cash provided by operating activities primarily reflects the increase in net income including adjustments for non-cash items necessary to reconcile net income to cash provided by operating activities. Also contributing to the increase were lower payments for interest ($12.2 million) and income taxes ($16.5 million), and lower cash used in days sales outstanding, or DSO. The lower cash used in DSO reflects a one-day decrease in DSO in the first three months of 2016 compared to a five-day increase in DSO in the first three months of 2015. DSO can shift significantly at each reporting period depending on the timing of cash receipts under contractual payment terms relative to the recognition of revenue over a project lifecycle.

Cash Flow from Investing Activities

	Three months ended March 31,
	2016	2015
	(in millions)
Net cash used in investing activities	$(43.5)	$(18.3)

Cash used in investing activities increased by $25.2 million during the first three months of 2016 as compared to the same period in 2015. This increase was primarily related to the purchase of investments in trading securities partially offset by proceeds from corporate owned life insurance policies in connection with a change in the investment strategy for our supplemental non-qualified deferred compensation plan, and higher cash used for the acquisition of property, equipment and software.

Cash Flow from Financing Activities

	Three months ended March 31,
	2016	2015
	(in millions)
Net cash (used in) provided by financing activities	$(5.0)	$26.3

Cash used in financing activities was $5.0 million during the first three months of 2016, as compared to cash provided by financing activities of $26.3 million in the same period of 2015. The increase in cash used in financing activities was primarily related to higher debt payments ($11.3 million), lower cash provided by stock issued under employee stock purchase and option plans ($13.2 million), and lower excess income tax benefits from share-based award activities ($6.9 million).

Contractual Obligations and Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Application of Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

With the exception of the marketable equity securities discussed below, there have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

At March 31, 2016 and December 31, 2015, we held investments in marketable equity securities. These investments are classified as either trading securities or available-for-sale securities and are recorded at fair value in the financial statements. These securities are subject to price risk. As of March 31, 2016 and December 31, 2015, the fair value of these investments was $37.0 million and $395,000, respectively, based on the quoted market value of the securities. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market values was approximately $3.7 million and $40,000 at March 31, 2016 and December 31, 2015, respectively.

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

Item 1A. Risk Factors

For a discussion of the risks relating to our business, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Aside from that described below, there have been no significant changes from the risk factors previously disclosed in our Annual Report.

If our proposed merger with IMS is not consummated, our business could suffer and our stock price could decline.

On May 3, 2016, we entered into an agreement and plan of merger, or the Merger Agreement, with IMS. Pursuant to the Merger Agreement, which was unanimously approved by the boards of directors of our company and IMS, if the merger is completed, every 1 share of common stock of IMS issued and outstanding will be converted into and exchangeable for 0.3840 shares of our common stock. We currently expect the merger, which is subject to customary closing conditions, including approval by our shareholders and the shareholders of IMS, to close in the second half of 2016.

The merger may present certain risks to our business and operations prior to its close, including the following:

•

the merger is subject to the receipt of shareholder approval and the consents and clearances from domestic and foreign regulatory authorities, which, if not obtained, could prevent completion of the merger or cause a delay in completing the merger, or could result in conditions that might cause the parties to abandon the merger or reduce or eliminate the benefits expected to be achieved from the merger;

•

a condition to closing of the merger may not be satisfied or the merger may not be completed for some reason, which may (i) have an adverse effect on our stock price to the extent that the current market price reflects a market assumption that the proposed merger will be completed, (ii) negatively affect our future business and financial results and (iii) in certain circumstances, result in an obligation to pay IMS a $250 million termination fee and to reimburse IMS for expenses incurred in connection with the termination;

•

the disruption caused by the merger and the fact that our management’s attention and other resources may be focused on the merger instead of on day-to-day management activities, may harm our business, including current plans and operations or pursuing other opportunities beneficial to our company;

•	we may lose management personnel and other key employees and be unable to attract and retain such personnel and employees;
•	the proposed transactions may have adverse effects on or change relationships with customers, employees and suppliers;
•

the potential business uncertainty, including attempts by some of our business partners or IMS’s business partners to change or terminate their relationships with us as a result of the proposed merger, could affect our financial condition;

•

we may be unable to pursue business opportunities or strategic transactions that would otherwise be in our best interest as a standalone company due to restrictions in the merger agreement on our solicitation of competing acquisition proposals and the conduct of our business between the date of signing the merger agreement and the closing of the merger, all of which may affect our financial performance;

•	we may incur substantial unexpected transaction fees and merger-related costs;
•	we may invest significant time and resources in the transaction process, and the merger agreement may still be terminated; and
•	litigation could be instituted against Quintiles or IMS or their respective directors.

 In addition, certain risks may continue to exist after the closing of the merger, including the following:

•

we may be unable to successfully integrate the large, geographically diverse and complex businesses and workforces of our company with those of IMS to achieve anticipated cost savings and other synergies, such as the integration of the data assets of IMS into the products and services we offer may not occur as anticipated, and the technology infrastructure required to do so may take longer to build or be more expensive than anticipated;

•

the anticipated benefits of combining our company and IMS, including without limitation, anticipated revenues, expenses, earnings and other financial results, the growth and expansion of the new combined company’s operations and the anticipated tax treatment, may not be realized fully or at all;

•	the combined company may lose management personnel and other key employees and be unable to attract and retain such personnel and employees;
•	the combination of companies may preclude other business development opportunities;
•	receipt of consents and clearances to the merger from domestic and foreign regulatory authorities may impose conditions that could have an adverse effect on the combined company after the merger;
•

management of the combined company, who have an in-depth knowledge of their respective businesses, might not be successful in managing the combined company, which will have distinct business lines that reach across different industries;

•

completion of the merger may trigger assignment, change of control or other provisions in certain commercial contracts to which IMS is a party, such that counterparties may potentially have the right to terminate the contracts or give consent to the Merger; and

•	launching branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers of the combined companies.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Durham, State of North Carolina, on May 3, 2016.

QUINTILES TRANSNATIONAL HOLDINGS INC.

/s/ Michael R. McDonnell
Michael R. McDonnell Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.1	†	Form of Initial Award Agreement Awarding Restricted Stock Units to Michael McDonnell under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		10-K	001-35907	10.29	February 11, 2016

10.2	†	Description of Independent Director Compensation, effective January 1, 2016.		10-K	001-35907	10.56	February 11, 2016

31.1		Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2		Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2		Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

X

†Indicates management contract or compensatory plan or arrangement.