Form 10-Q
period 2016-06-30
Quintiles Transnational Holdings Inc.
filed 2016-07-27
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	118,480,990 shares outstanding as of July 20, 2016

QUINTILES TRANSNATIONAL HOLDINGS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Service revenues	$1,167,064	$1,074,366	$2,275,086	$2,104,340
Reimbursed expenses	385,609	369,161	767,672	686,780
Total revenues	1,552,673	1,443,527	3,042,758	2,791,120
Costs of revenue, service costs	740,639	683,845	1,441,205	1,345,672
Costs of revenue, reimbursed expenses	385,609	369,161	767,672	686,780
Selling, general and administrative	250,568	225,898	476,084	445,504
Restructuring costs	25,114	6,234	28,258	11,558
Income from operations	150,743	158,389	329,539	301,606
Interest income	(834)	(1,459)	(1,464)	(2,329)
Interest expense	22,483	25,487	48,442	50,827
Loss on extinguishment of debt	—	7,780	—	7,780
Other (income) expense, net	(2,803)	11,659	1,703	8,798
Income before income taxes and equity in (losses) earnings of unconsolidated affiliates	131,897	114,922	280,858	236,530
Income tax expense	36,810	31,700	79,387	67,788
Income before equity in (losses) earnings of unconsolidated affiliates	95,087	83,222	201,471	168,742
Equity in (losses) earnings of unconsolidated affiliates	(3,789)	1,725	(1,147)	2,636
Net income	91,298	84,947	200,324	171,378
Net (income) loss attributable to non-controlling interests	(4,539)	4	(6,897)	(29)
Net income attributable to Quintiles Transnational Holdings Inc.	$86,759	$84,951	$193,427	$171,349
Earnings per share attributable to common shareholders:
Basic	$0.73	$0.69	$1.62	$1.38
Diluted	$0.71	$0.67	$1.59	$1.35
Weighted average common shares outstanding:
Basic	119,464	123,834	119,456	124,169
Diluted	121,519	126,536	121,479	126,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$91,298	$84,947	$200,324	$171,378
Comprehensive income adjustments:
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $49, $9, ($7) and ($95)	79	14	(11)	(151)
Unrealized (losses) gains on derivative instruments, net of income taxes of ($3,125), $327, ($7,462) and ($713)	(10,343)	3,444	(19,268)	(220)
Defined benefit plan adjustments, net of income taxes of $71	—	—	184	—
Foreign currency translation, net of income taxes of ($3,955), $146, ($4,803) and ($2,665)	(31,255)	13,007	(23,537)	(17,005)
Reclassification adjustments:
Losses on derivative instruments included in net income, net of income taxes of $650, $1,590, $2,431 and $3,246	2,941	3,502	7,501	7,338
Amortization of actuarial losses included in net income, net of income taxes of $78, $85, $151 and $168	145	147	281	287
Comprehensive income	52,865	105,061	165,474	161,627
Comprehensive loss (income) attributable to non-controlling interests	558	1	225	(29)
Comprehensive income attributable to Quintiles Transnational Holdings Inc.	$53,423	$105,062	$165,699	$161,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)	(Note 1)
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$955,684	$977,151
Restricted cash	3,489	2,478
Trade accounts receivable and unbilled services, net	1,257,427	1,165,749
Prepaid expenses	66,443	50,624
Deferred income taxes	—	100,978
Income taxes receivable	21,059	34,089
Investments in debt, equity and other securities	37,787	—
Other current assets and receivables	94,709	80,916
Total current assets	2,436,598	2,411,985
Property and equipment, net	189,630	188,393
Investments in debt, equity and other securities	7,852	32,911
Investments in unconsolidated affiliates	57,340	52,382
Goodwill	716,640	719,740
Other identifiable intangibles, net	352,755	368,106
Deferred income taxes	104,858	42,684
Deposits and other assets	97,125	110,115
Total assets	$3,962,798	$3,926,316
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$865,151	$906,241
Unearned income	608,742	584,646
Income taxes payable	30,353	35,173
Current portion of long-term debt and obligations held under capital leases	48,503	48,513
Other current liabilities	47,539	19,603
Total current liabilities	1,600,288	1,594,176
Long-term debt and obligations held under capital leases, less current portion	2,397,834	2,419,293
Deferred income taxes	12,687	65,702
Other liabilities	180,690	182,826
Total liabilities	4,191,499	4,261,997
Commitments and contingencies
Shareholders’ deficit:
Common stock and additional paid-in capital, 300,000 shares authorized, $0.01 par value, 118,469 and 119,378 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,193	8,784
Accumulated deficit	(320,385)	(461,635)
Accumulated other comprehensive loss	(139,094)	(111,366)
Deficit attributable to Quintiles Transnational Holdings Inc.’s shareholders	(458,286)	(564,217)
Non-controlling interests	229,585	228,536
Total shareholders’ deficit	(228,701)	(335,681)
Total liabilities and shareholders’ deficit	$3,962,798	$3,926,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES TRANSNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Operating activities:
Net income	$200,324	$171,378
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	63,765	60,340
Amortization of debt issuance costs and discount	3,372	5,800
Amortization of accumulated other comprehensive loss on terminated interest rate swaps	3,100	1,651
Share-based compensation	18,765	20,321
Loss (earnings) from unconsolidated affiliates	5,612	(2,603)
Benefit from deferred income taxes	(2,646)	(375)
Excess income tax benefits from share-based award activities	(5,096)	(29,565)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(81,230)	(177,494)
Change in other operating assets and liabilities	(53,234)	(63,023)
Net cash provided by (used in) operating activities	152,732	(13,570)
Investing activities:
Acquisition of property, equipment and software	(57,373)	(31,924)
Purchase of trading securities	(39,036)	—
Proceeds from corporate owned life insurance policies	20,938	—
Proceeds from sale of cost method investments	26,042	—
Investments in unconsolidated affiliates, net of payments received	(10,417)	(3,431)
Termination of interest rate swaps	—	(10,981)
Other	290	870
Net cash used in investing activities	(59,556)	(45,466)
Financing activities:
Proceeds from issuance of debt	—	2,248,500
Payment of debt issuance costs	—	(21,857)
Repayment of debt and principal payments on capital lease obligations	(24,831)	(2,035,051)
Stock issued under employee stock purchase and option plans	14,832	45,308
Repurchase of common stock	(97,637)	(250,000)
Excess income tax benefits from share-based award activities	5,096	29,565
Net cash (used in) provided by financing activities	(102,540)	16,465
Effect of foreign currency exchange rate changes on cash	(12,103)	(21,172)
Decrease in cash and cash equivalents	(21,467)	(63,743)
Cash and cash equivalents at beginning of period	977,151	867,358
Cash and cash equivalents at end of period	$955,684	$803,615

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

Investments in Marketable Securities

Investments in marketable securities are classified as either trading or available-for-sale and measured at fair market value. Realized and unrealized gains and losses on trading securities are included in other (income) expense, net on the accompanying condensed consolidated statements of income. Realized gains and losses on available-for-sale securities are included in other (income) expense, net on the accompanying condensed consolidated statements of income. Unrealized gains and losses, net of deferred income taxes, on available-for-sale securities are included in the accumulated other comprehensive income (loss) (“AOCI”) component of shareholders’ deficit until realized. Any gains or losses from the sales of investments or other-than-temporary declines in fair value are computed by specific identification.

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

Accounting pronouncements being evaluated

In March 2016, the FASB issued new accounting guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and the classification of excess income tax benefits on the statement of cash flows. The Company expects to adopt this new accounting guidance as required on January 1, 2017. Under the new accounting guidance, excess income tax benefits related to share-based awards will be reflected as a reduction of income tax expense on the statements of income and as cash provided from operating activities. Under existing guidance, these tax benefits are reflected directly in additional paid-in capital and as cash provided from financing activities. The Company recognized $5.1 million of such income tax benefits in the six months ended June 30, 2016. The Company does not expect the adoption of this new accounting guidance to impact the recognition of its share-based compensation expense or its presentation of cash flows related to employee taxes paid for withheld shares.

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

In January 2016, the FASB issued new accounting guidance which modifies how entities measure equity investments and present changes in the fair value of financial liabilities. The new accounting guidance will be effective for annual reporting periods beginning after December 15, 2017. Early adoption of the presentation guidance is permitted; however, early adoption of the recognition and measurement guidance is not permitted. The adoption of this new accounting guidance is not expected to have a material effect on the Company’s financial statements.

In May 2014, the FASB and the International Accounting Standards Board issued a converged standard on the recognition of revenue from contracts with clients. The objective of the new standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to clients in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will require expanded disclosures on revenue recognition including information about changes in assets and liabilities that result from contracts with clients. The new standard allows for either a retrospective or prospective approach to transition upon adoption. The new standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, the date of adoption, and the transition approach to implement the new standard.

2. Employee Stock Compensation

The Company granted the following number of share-based awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	39,400	53,200	783,700	976,900
Stock appreciation rights	—	—	25,200	176,200
Restricted stock units	84,065	10,389	373,836	237,210
Performance units	—	—	119,839	51,977

The Company had the following number of share-based awards outstanding:

	June 30, 2016	December 31, 2015
Stock options	6,794,700	6,647,999
Stock appreciation rights	530,476	530,701
Restricted stock units	664,709	359,553
Performance units	164,886	49,667

The Company used the following assumptions when estimating the value of the share-based compensation for stock options and stock appreciation rights issued as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected volatility	26 – 29%	28 – 37%	26 – 30%	28 – 41%
Weighted average expected volatility	26%	31%	28%	35%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	3.6 – 6.6	3.7 – 6.7	3.6 – 6.6	3.7 – 6.7
Risk-free interest rate	0.80 – 1.23%	1.16 – 2.00%	0.80 – 1.57%	1.06 – 2.00%

The Company issued 52,772 shares and 38,449 shares of common stock for purchases under its employee stock purchase plan during the six months ended June 30, 2016 and 2015, respectively.

The Company recognized share-based compensation expense of $10.1 million and $10.7 million during the three months ended June 30, 2016 and 2015, respectively, and $18.8 million and $20.3 million during the six months ended June 30, 2016 and 2015, respectively.

3. Concentration of Credit Risk

No client accounted for 10% or more of consolidated service revenues for the three and six months ended June 30, 2016 or 2015.

4. Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Trade:
Billed	$624,585	$553,652
Unbilled services	645,460	614,381
	1,270,045	1,168,033
Allowance for doubtful accounts	(12,618)	(2,284)
	$1,257,427	$1,165,749

5. Investments – Debt, Equity and Other Securities

The following is a summary of the Company’s investments in debt, equity and other securities (in thousands):

	June 30, 2016	December 31, 2015
Marketable trading securities	$37,787	$—

Marketable available-for-sale securities	$378	$395
Cost method investments	7,474	32,516
	$7,852	$32,911

Marketable Securities

Trading securities consist primarily of investments in mutual funds and are measured at fair value with realized and unrealized gains and losses recorded in other (income) expense, net on the accompanying condensed consolidated statements of income. Realized and unrealized gains, net of approximately $499,000 and $729,000 were recognized during the three and six months ended June 30, 2016, respectively. Available-for-sale securities consist of equity securities.

Cost Method Investments

On February 25, 2011, the Company and the Samsung Group entered into an agreement to form a joint venture intended to provide pharmaceutical contract manufacturing services in South Korea. In May 2016, the Company sold a portion of its ownership interest in the joint venture to the Samsung Group, at cost, in exchange for $26.0 million. As of June 30, 2016, the Company’s ownership interest in the joint venture was less than 1%.

6. Variable Interest Entities

As of June 30, 2016, the Company’s investments in unconsolidated variable interest entities (“VIEs”) and its estimated maximum exposure to loss were as follows (in thousands):

	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
NovaQuest Pharma Opportunities Fund III, L.P.	$40,077	$48,612
NovaQuest Pharma Opportunities Fund IV, L.P.	6,850	19,775
	$46,927	$68,387

The Company has committed to invest up to $50 million as a limited partner in NovaQuest Pharma Opportunities Fund III, L.P. (“Fund III”). As of June 30, 2016, the Company has funded approximately $41.5 million and has approximately $8.5 million of remaining funding commitments. As of June 30, 2016 and December 31, 2015, the Company had a 10.9% ownership interest in Fund III. The Company’s maximum exposure to loss on Fund III is limited to its investment and remaining funding commitments.

The Company has committed to invest up to $20 million as a limited partner in NovaQuest Pharma Opportunities Fund IV, L.P. (“Fund IV”). As of June 30, 2016, the Company has funded approximately $7.1 million and has approximately $12.9 million of remaining funding commitments. As of June 30, 2016 and December 31, 2015, the Company had a 2.3% ownership interest in Fund IV. The Company’s maximum exposure to loss on Fund IV is limited to its investment and remaining funding commitments.

The Company has determined that Fund III and Fund IV (collectively “the Funds”) are VIEs but that the Company is not the primary beneficiary as it does not have a controlling financial interest in either of the Funds. Although the Company does not have a controlling financial interest in either of the Funds, the Company has determined that it has the ability to exercise significant influence. Accordingly, the Company accounts for its investments in the Funds under the equity method of accounting and records its pro rata share of the Funds’ earnings and losses in equity in (losses) earnings of unconsolidated affiliates on the accompanying condensed consolidated statements of income. The investment assets of unconsolidated VIEs are included in investments in and advances to unconsolidated affiliates on the accompanying condensed consolidated balance sheets.

7. Goodwill

The following is a summary of goodwill by segment for the six months ended June 30, 2016 (in thousands):

		Integrated
	Product	Healthcare
	Development	Services	Consolidated
Balance as of December 31, 2015	$602,106	$117,634	$719,740
Impact of foreign currency fluctuations and other	(7,243)	4,143	(3,100)
Balance as of June 30, 2016	$594,863	$121,777	$716,640

8. Derivatives

As of June 30, 2016, the Company held the following derivative positions: (i) forward exchange contracts to protect against foreign exchange movements for certain forecasted foreign currency cash flows related to service contracts and (ii) interest rate swaps to hedge the exposure to variability in interest payments on variable interest rate debt. The Company does not use derivative financial instruments for speculative or trading purposes.

As of June 30, 2016, the Company had 12 open foreign exchange forward contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2016 and the first three months of 2017 with notional amounts totaling $121.8 million. These contracts were executed to hedge the risk of the potential volatility in the cash flows resulting from fluctuations in currency exchange rates during the remainder of 2016 and the first three months of 2017. These transactions are accounted for as cash flow hedges, as such, the effective portion of the gain or loss on the contracts is recorded as unrealized gains (losses) on derivatives included in AOCI. For accounting purposes these hedges are deemed to be highly effective. As of June 30, 2016 and December 31, 2015, the Company had recorded gross unrealized losses of $12.2 million and $5.2 million, respectively, related to foreign exchange forward contracts. Upon expiration of the hedge instruments in 2016 and the first three months of 2017, the Company will reclassify the unrealized holding gains and losses on the derivative instruments included in AOCI into earnings. The unrealized losses are included in other current liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015.

On June 3, 2015, the Company entered into seven forward starting interest rate swaps with a notional value of $440.0 million in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. Interest on the swaps began accruing on June 30, 2016 and the interest rate swaps expire between March 31, 2017 and March 31, 2020. The critical terms of the interest rate swaps are substantially the same as those of the Company’s senior secured credit facilities, including quarterly interest settlements. These interest rate swaps are being accounted for as cash flow hedges as these transactions were executed to hedge the Company’s interest payments, and for accounting purposes these hedges are deemed to be highly effective. As such, changes in the fair value of these derivative instruments are recorded as unrealized gains (losses) on derivatives included in AOCI. The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparty, which, when they occur, are reflected as interest expense on the condensed consolidated statements of income. These payments, together with the variable rate of interest incurred on the underlying debt, result in a fixed rate of interest of 2.1% plus the applicable margin on the affected borrowings. These interest rate swaps will result in a total debt mix of approximately 50% fixed rate debt and 50% variable rate debt. The Company expects that $6.2 million of unrealized losses will be reclassified out of AOCI and will form the interest rate swap component of the 2.1% fixed rate of interest incurred over the next 12 months as the underlying net payments are settled.

The fair values of the Company’s derivative instruments designated as hedging instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table (in thousands):

	Balance Sheet Classification	June 30, 2016	December 31, 2015
Foreign exchange forward contracts	Other current liabilities	$12,232	$5,194
Interest rate swaps	Other current liabilities	$18,558	$5,698

The effect of the Company’s cash flow hedging instruments on other comprehensive income (loss) is summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign exchange forward contracts	$(6,511)	$8,078	$(7,038)	$6,389
Interest rate swaps	(3,366)	785	(9,760)	3,262
Total	$(9,877)	$8,863	$(16,798)	$9,651

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of June 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$37,787	$—	$—	$37,787
Available-for-sale securities	378	—	—	378
Total	$38,165	$—	$—	$38,165
Liabilities:
Foreign exchange forward contracts	$—	$12,232	$—	$12,232
Interest rate swaps	—	18,558	—	18,558
Contingent consideration	—	—	4,513	4,513
Total	$—	$30,790	$4,513	$35,303

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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the six months ended June 30 (in thousands):

	Contingent Consideration – Accounts Payable and Accrued Expenses
	2016	2015
Balance as of January 1	$4,374	$1,452
Revaluations included in earnings	139	5,886
Balance as of June 30	$4,513	$7,338

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

As of June 30, 2016, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $1,134.2 million and were identified as Level 3. These assets are comprised of cost and equity method investments of $64.8 million, goodwill of $716.6 million and other identifiable intangibles, net of $352.8 million.

The estimated fair value of the Company’s long-term debt approximates its carrying value as of June 30, 2016 and December 31, 2015. The estimated fair value of the long-term debt is primarily based on rates in which the debt is traded among banks.

10. Shareholders’ Deficit

Equity Repurchase Program

During the six months ended June 30, 2016, the Company repurchased 1,486,679 shares of its common stock under a previously approved equity repurchase program (the “Repurchase Program”) at an average market price per share of $65.67 for an aggregate purchase price of $97.6 million. From the plan’s inception in October 2013 through June 30, 2016, the Company has repurchased a total of $678.2 million of its securities under the Repurchase Program, consisting of $59.1 million of stock options and $619.1 million of common stock. As of June 30, 2016, the Company has remaining authorization to repurchase up to $46.8 million of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

Non-controlling Interests

Below is a summary of non-controlling interests for the six months ended June 30 (in thousands):

	2016	2015
Balance as of January 1	$228,536	$49
Investment by non-controlling interest	1,274	—
Comprehensive income (loss):
Net income	6,897	29
Foreign currency adjustments, net of income tax	(7,122)	—
Balance as of June 30	$229,585	$78

11. Business Combinations

On May 3, 2016, the Company entered into a merger agreement with IMS Health Holdings, Inc. (“IMS Health”). If the merger agreement is approved by the companies’ respective stockholders and the other customary conditions to completing the merger are satisfied or waived, IMS Health will merge with and into the Company in a “merger of equals,” with the Company continuing as the surviving corporation (the “Surviving Corporation”) and the separate corporate existence of IMS Health ceasing. The merger will be accounted for using the acquisition method of accounting with the Company considered the accounting and legal acquirer. Upon completion of the merger, each share of IMS Health common stock outstanding immediately before the merger will be converted into the right to receive 0.3840 of a share of Surviving Corporation common stock. This exchange ratio will not be adjusted for changes in the market price or number of shares outstanding of either the Company’s common stock or IMS Health common stock between the date of signing the merger agreement and completion of the merger. IMS Health equity awards held by current employees and certain members of the IMS Health board of directors will be converted into Surviving Corporation equity awards after giving effect to the exchange ratio. The terms of the awards, including vesting provisions, will be substantially consistent to those of the historical IMS Health equity awards; provided that any awards subject to performance-based vesting criteria will be converted into Surviving Corporation awards that vest based solely upon continued service. If the merger agreement is terminated under certain circumstances, the Company or IMS Health, as applicable, will be required to pay the other a cash termination fee equal to $250 million. The merger is expected to close in the fourth quarter of 2016.

12. Restructuring

2016 Plan

During the first quarter of 2016, the Company’s Board of Directors (the “Board”) approved a restructuring plan for approximately $22 million, and in the second quarter of 2016 increased the approval to $41 million, primarily for severance and other exit costs, to align its resources and reduce overcapacity. These actions are expected to continue throughout 2016 and 2017, and are expected to consist of severance, facility closure and other exit-related costs. During the six months ended June 30, 2016, the Company has recognized approximately $21.6 million, $1.7 million and $1.9 million of restructuring costs related to this plan for activities in the Product Development segment, Integrated Healthcare Services segment and corporate activities, respectively.

2015 Plans

During the first quarter of 2015, the Board approved a restructuring plan for approximately $30.0 million to align the Company’s resources and reduce overcapacity. These actions are expected to continue throughout 2016, and are expected to consist of severance, facility closure and other exit-related costs. Since the start of this plan in 2015, the Company has recognized approximately $12.1 million, $8.9 million and $951,000 of restructuring costs related to this plan for activities in the Product Development segment, Integrated Healthcare Services segment and corporate activities, respectively.

Also, in connection with consummating the joint venture transaction with Quest Diagnostics Incorporated, during the third quarter of 2015, a restructuring plan was approved to reduce facility overcapacity and eliminate redundant roles. These actions are expected to continue throughout 2016 and 2017, and are expected to consist of severance, facility closure and other exit-related costs of approximately $14.0 million. Since the start of this plan in 2015, the Company has recognized approximately $11.5 million of restructuring costs related to this plan for activities in the Product Development segment.

The following amounts were recorded for the restructuring plans (in thousands):

	Severance and Related Costs	Exit Costs	Total
Balance at December 31, 2015	$12,179	$1,385	$13,564
Expense, net of reversals	26,050	2,208	28,258
Payments	(9,166)	(508)	(9,674)
Foreign currency translation and other	(1,785)	858	(927)
Balance at June 30, 2016	$27,278	$3,943	$31,221

Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects the majority of the restructuring accruals at June 30, 2016 will be paid in 2016 and 2017.

13. Employee Benefit Plans

Defined Benefit Plans

The following table summarizes the components of pension expense related to the Company’s defined benefit plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$4,477	$4,251	$8,631	$7,865
Interest cost	931	866	1,850	1,733
Expected return on plan assets	(873)	(861)	(1,744)	(1,714)
Amortization of actuarial losses	223	232	432	455
	$4,758	$4,488	$9,169	$8,339

Other

As of June 30, 2016 and December 31, 2015, the Company had a severance accrual included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets of $2.7 million and $3.3 million, respectively. The Company recognizes obligations associated with severance related to contractual termination benefits at fair value on the date that it is probable that the affected employees will be entitled to the benefit and the amount can reasonably be estimated. The severance accrual is related to cost reduction programs that will result in severance for approximately 270 positions. During the first six months of 2016, the Company recognized approximately $472,000 of net reversals related to these cost reduction programs in the Product Development segment, primarily as a result of affected individuals transferring into other positions within the Company. The Company expects the majority of the severance accrual at June 30, 2016 will be paid in 2017.

The following amounts were recorded for the severance associated with cost reduction programs (in thousands):

Balance at December 31, 2015	$3,337
Expense, net of reversals	(472)
Payments	(90)
Foreign currency translation	(27)
Balance at June 30, 2016	$2,748

14. Comprehensive Income

Below is a summary of the components of AOCI (in thousands):

	Foreign Currency Translation	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2015	$(116,830)	$(708)	$(13,992)	$(13,264)	$33,428	$(111,366)
Other comprehensive (loss) income before reclassifications	(21,218)	(18)	(26,730)	255	12,201	(35,510)
Reclassification adjustments	—	—	9,932	432	(2,582)	7,782
Balance at June 30, 2016	$(138,048)	$(726)	$(30,790)	$(12,577)	$43,047	$(139,094)

Below is a summary of the (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item (in thousands):

	Affected Financial Statement	Three months ended June 30,		Six months ended June 30,
Reclassification Adjustments	Line Item	2016	2015	2016	2015
Derivative instruments:
Interest rate swaps	Interest expense	$—	$3,090	$3,100	$6,103
Foreign exchange forward contracts	Service revenues	3,591	2,002	6,832	4,481
Total before income taxes		3,591	5,092	9,932	10,584
Income tax benefit		650	1,590	2,431	3,246
Total net of income taxes		$2,941	$3,502	$7,501	$7,338
Defined benefit plans:
Amortization of actuarial losses	See Note 13	$223	$232	$432	$455
Total before income taxes		223	232	432	455
Income tax benefit		78	85	151	168
Total net of income taxes		$145	$147	$281	$287

15. Segments

The following table presents the Company’s operations by reportable segment. The Company is managed through two reportable segments, Product Development and Integrated Healthcare Services. Product Development, which primarily serves biopharmaceutical clients engaged in research and development, provides clinical research and clinical trial services. Integrated Healthcare Services provides commercialization services to biopharmaceutical clients and research, analytics, real-world and late phase research, and other services to both biopharmaceutical clients and the broader healthcare market.

Certain costs are not allocated to the Company’s segments and are reported as general corporate and unallocated expenses. These costs primarily consist of share-based compensation, merger and acquisition related costs, and expenses for corporate overhead functions such as senior leadership, finance, human resources, information technology, facilities and legal. The Company does not allocate restructuring charges to its segments. Information presented below is in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service revenues
Product Development	$890,118	$786,397	$1,727,597	$1,535,926
Integrated Healthcare Services	276,946	287,969	547,489	568,414
Total service revenues	1,167,064	1,074,366	2,275,086	2,104,340
Costs of revenue, service costs
Product Development	529,075	453,450	1,013,715	890,872
Integrated Healthcare Services	211,564	230,395	427,490	454,800
Total costs of revenue, service costs	740,639	683,845	1,441,205	1,345,672
Selling, general and administrative
Product Development	174,093	156,777	337,646	311,885
Integrated Healthcare Services	39,559	38,845	76,250	76,767
General corporate and unallocated	36,916	30,276	62,188	56,852
Total selling, general and administrative	250,568	225,898	476,084	445,504
Income from operations
Product Development	186,950	176,170	376,236	333,169
Integrated Healthcare Services	25,823	18,729	43,749	36,847
General corporate and unallocated	(36,916)	(30,276)	(62,188)	(56,852)
Restructuring costs	(25,114)	(6,234)	(28,258)	(11,558)
Total income from operations	$150,743	$158,389	$329,539	$301,606

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation and amortization expense
Product Development	$26,752	$23,553	$52,982	$47,429
Integrated Healthcare Services	4,272	5,171	8,529	10,379
General corporate and unallocated	1,017	1,287	2,254	2,532
Total depreciation and amortization expense	$32,041	$30,011	$63,765	$60,340

16. Earnings Per Share

The following table presents the weighted average number of outstanding share-based awards not included in the computation of diluted earnings per share if they are subject to performance conditions or if the effect of including such share-based awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Shares subject to performance conditions	191	52	143	33
Shares subject to anti-dilutive share-based awards	1,588	1,130	1,438	1,079
Total shares excluded from diluted earnings per share	1,779	1,182	1,581	1,112

The vesting of performance units is contingent upon the achievement of certain performance targets. The performance units are not included in diluted earnings per share until the performance targets have been met.

Share-based awards will have a dilutive effect under the treasury method when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds.

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

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, that most of our contracts may be terminated on short notice, and we may be unable to maintain large client contracts or to enter into new contracts; our financial results may be adversely affected if we underprice our contracts, overrun our cost estimates or fail to receive approval for or experience delays in documenting change orders; the historical indications of the relationship of our backlog to revenues may not be indicative of their future relationship; we may be unable to maintain our information systems or effectively update them; client or therapeutic concentration could harm our business; our business is subject to risks associated with international operations, including economic, political and other risks, such as compliance with a myriad of laws and regulations, complications from conducting clinical trials in multiple countries simultaneously and changes in exchange rates; the market for our services may not grow as we expect; government regulators or our clients may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; we may be unable to successfully develop and market new services or enter new markets; our failure to perform services in accordance with contractual requirements, regulatory standards and ethical considerations may subject us to significant costs or liability, which could also damage our reputation and cause us to lose existing business or not receive new business; our services are related to treatment of human patients, and we could face liability if a patient is harmed; we may be unable to successfully identify, acquire and integrate businesses, services and technologies; our proposed merger with IMS Health Holdings, Inc., or IMS Health, which may be delayed or may not close at all, either due to a failure to obtain regulatory approvals or meet other closing conditions to the merger, including approval of the merger by our and IMS Health stockholders; we may have difficulty integrating our business and operations with IMS Health after the merger and achieving the expected benefits of the merger; our investments in our clients’ businesses or drugs and our related commercial rights strategies could have a negative impact on our financial performance; we face risks arising from the restructuring of our operations; our restructuring plans may not result in the annualized cost savings we expect; and we have substantial indebtedness and may incur additional indebtedness in the future, which could adversely affect our financial condition. For a further discussion of the risks relating to our business, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as updated by our quarterly reports on Form 10-Q.

Overview

Our business is currently organized in two reportable segments, Product Development and Integrated Healthcare Services.

Product Development

Product Development provides services and expertise that allow biopharmaceutical companies to outsource the clinical development process from first-in-man clinical trials to post-launch monitoring. Our comprehensive service offerings provide the support and functional expertise necessary at each stage of development, as well as the systems and analytical capabilities to help our clients improve product development efficiency and effectiveness. Product Development is comprised of clinical solutions and services and advisory services. Clinical solutions and services provides services necessary to develop biopharmaceutical products. These services include project management and clinical monitoring functions for conducting multi-site clinical trials (generally Phase II-IV) (collectively “core clinical”). These also include clinical trial support services that improve clinical trial decision-making, such as global clinical trial laboratories, data management, biostatistical, safety and pharmacovigilance, early clinical development trials (generally Phase I), and strategic planning and design services, which help improve decisions and performance. We also provide functional resourcing services that cover a range of areas. Advisory services provides strategy and management advisory services based on life science expertise and advanced analytics, as well as regulatory and compliance advisory services.

In July 2015, we combined our global clinical trials laboratory operations in our Product Development segment with the clinical trials laboratory operations of Quest Diagnostics Incorporated, or Quest, with the resulting combined business referred to as Q2 Solutions. We own 60% of Q2 Solutions and Quest owns the remaining 40%. The Q2 Solutions transaction was accounted for as a business combination and is included in our consolidated financial information since the acquisition date with a non-controlling interest for the portion which we do not own.

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

Recent Event

On May 3, 2016, we entered into a merger agreement with IMS Health. If the merger agreement is approved by the companies’ respective stockholders and the other customary conditions to completing the merger are satisfied or waived, IMS Health will merge with and into us in a “merger of equals,” with us continuing as the surviving corporation, or the Surviving Corporation, and the separate corporate existence of IMS Health ceasing. The merger will be accounted for using the acquisition method of accounting with us considered the accounting and legal acquirer. Upon completion of the merger, each share of IMS Health common stock outstanding immediately before the merger will be converted into the right to receive 0.3840 of a share of Surviving Corporation common stock. This exchange ratio will not be adjusted for changes in the market price or number of shares outstanding of either our common stock or IMS Health common stock between the date of signing the merger agreement and completion of the merger. IMS Health equity awards held by current employees and certain members of the IMS Health board of directors will be converted into Surviving Corporation equity awards after giving effect to the exchange ratio. The terms of the awards, including vesting provisions, will be substantially consistent to those of the historical IMS Health equity awards; provided that any awards subject to performance-based vesting criteria will be converted into Surviving Corporation awards that vest based solely upon continued service. If the merger agreement is terminated under certain circumstances, we or IMS Health, as applicable, will be required to pay the other a cash termination fee equal to $250 million. The merger is expected to close in the fourth quarter of 2016.

Reimbursed Expenses

Reimbursed expenses may fluctuate from period-to-period due, in part, to where we are in the lifecycle of the many contracts that are in progress at a particular point in time. For instance, these pass-through costs tend to be higher during the early phases of clinical trials as a result of patient recruitment efforts. As reimbursed expenses are pass-through costs to our clients with little to no profit and we believe that the fluctuations from period-to-period are not meaningful to our underlying performance, we do not provide analysis of the fluctuations in these items or their impact on our financial results.

The Company has collection risk on contractually reimbursable expenses, and, from time to time, is unable to obtain reimbursement from the client for costs incurred. When such an expense is not reimbursed, it is classified as cost of revenue, service costs on the condensed consolidated statements of income.

Foreign Currency Translation

In the first six months of 2016, approximately 32% of our service revenues were denominated in currencies other than the United States dollar. Because a large portion of our service revenues and expenses are denominated in currencies other than the United States dollar and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our consolidated results.

As a result, we believe that providing the impact of fluctuations in foreign currency rates on certain financial results can facilitate analysis of period-to-period comparisons of business performance that excludes the effects of foreign currency rate fluctuations. The constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results.

Consolidated Results of Operations

Backlog and Net New Business

We began 2016 with backlog of $12,038 million, which was 7% higher than at the beginning of 2015. Backlog at June 30, 2016 was $12,538 million. Included within backlog at June 30, 2016 is approximately $8,611 million of backlog that we do not expect to generate revenue in the next 12 months.

Net new business increased 24.4% in the second quarter of 2016 to $1,645 million from $1,322 million in the second quarter of 2015, driven by an increase in Product Development partially offset by a decrease in Integrated Healthcare Services. Product Development’s net new business increased 43.2% in the second quarter of 2016 to $1,385 million from $968 million in the second quarter of 2015 related primarily to higher new business signings for core clinical services and clinical trial support services, and the incremental impact from the businesses that Quest contributed to Q2 Solutions. New business signings during the second quarter included the closing of some large opportunities which were delayed from the first quarter of 2016. Integrated Healthcare Services’ net new business decreased 26.7% in the second quarter of 2016 to $260 million from $354 million in the second quarter of 2015, related primarily to lower new business signings for commercial services (which reflects generally soft market conditions for these services in Europe and Japan) and lower new business signings for real-world and late phase research services.

Net new business remained relatively constant in the first six months of 2016 to $2,671 million compared to $2,668 million in the first six months of 2015, driven by an increase in Product Development offset by a decrease in Integrated Healthcare Services. Product Development’s net new business increased 6.3% in the first six months of 2016 to $2,184 million from $2,054 million in the first six months of 2015 related primarily to higher new business signings for core clinical services and clinical trial support services, and the incremental impact from the businesses that Quest contributed to Q2 Solutions. Integrated Healthcare Services’ net new business decreased 20.7% in the first six months of 2016 to $487 million from $614 million in the first six months of 2015, related primarily to lower new business signings for commercial services (which reflects generally soft market conditions for these services in Europe and Japan), partially offset by an increase in net new business from real-world and late phase research services.

Summary Results of Operations

The following tables present a summary of our results of operations:

	Three			Three
	Months Ended	Change		Months Ended
	June 30,	Currency	Constant	June 30,
	2015	Impact	Currency	2016
	(in thousands)
Service revenues	$1,074,366	$7,009	$85,689	$1,167,064
Costs of revenue, service costs	683,845	(6,508)	63,302	740,639
Selling, general and administrative	225,898	(3,089)	27,759	250,568
Restructuring costs	6,234	(290)	19,170	25,114
Income from operations	$158,389	$16,896	$(24,542)	$150,743

	Six			Six
	Months Ended	Change		Months Ended
	June 30,	Currency	Constant	June 30,
	2015	Impact	Currency	2016
	(in thousands)
Service revenues	$2,104,340	$(1,154)	$171,900	$2,275,086
Costs of revenue, service costs	1,345,672	(24,369)	119,902	1,441,205
Selling, general and administrative	445,504	(8,382)	38,962	476,084
Restructuring costs	11,558	(308)	17,008	28,258
Income from operations	$301,606	$31,905	$(3,972)	$329,539

For information regarding our results of operations for Product Development and Integrated Healthcare Services, refer to “Segment Results of Operations” later in this section.

Service Revenues

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in millions)
Service revenues	$1,167.1	$1,074.4	$92.7	8.6%

For the second quarter of 2016, our service revenues increased $92.7 million, or 8.6%, as compared to the same period in 2015. This increase was comprised of constant currency service revenue growth of approximately $85.7 million, or 7.9%, and a positive impact of approximately $7.0 million from the effects of foreign currency fluctuations. The constant currency service revenue growth was comprised of a $102.7 million increase in Product Development, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by a $17.0 million decrease in Integrated Healthcare Services.

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in millions)
Service revenues	$2,275.1	$2,104.3	$170.8	8.1%

For the first six months of 2016, our service revenues increased $170.8 million, or 8.1%, as compared to the same period in 2015. This increase was comprised of constant currency service revenue growth of approximately $171.9 million, or 8.2%, partially offset by a negative impact of approximately $1.1 million from the effects of foreign currency fluctuations. The constant currency service revenue growth was comprised of a $197.6 million increase in Product Development, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by a $25.7 million decrease in Integrated Healthcare Services.

Costs of Revenue, Service Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in millions)
Costs of revenue, service costs	$740.6	$683.8	$1,441.2	$1,345.7
% of service revenues	63.5%	63.7%	63.3%	63.9%

When compared to the same period in 2015, service costs in the second quarter of 2016 increased $56.8 million. This increase included a constant currency increase in expenses of approximately $63.4 million, or 9.3%, partially offset by a positive impact of approximately $6.6 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of an $85.8 million increase in Product Development, which included the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by a $22.4 million decrease in Integrated Healthcare Services.

When compared to the same period in 2015, service costs in the first six months of 2016 increased $95.5 million. This increase included a constant currency increase in expenses of approximately $119.9 million, or 8.9%, partially offset by a positive impact of approximately $24.4 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $148.9 million increase in Product Development, which included the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by a $29.0 million decrease in Integrated Healthcare Services.

Selling, General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in millions)
Selling, general and administrative	$250.6	$225.9	$476.1	$445.5
% of service revenues	21.5%	21.0%	20.9%	21.2%

The $24.7 million increase in selling, general and administrative expenses in the second quarter of 2016 included a constant currency increase of $27.7 million, or 12.3%, partially offset by a positive impact of approximately $3.0 million from the effects of foreign currency fluctuations. The constant currency growth was comprised primarily of a $19.8 million increase in Product Development, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, an approximately $600,000 increase in Integrated Healthcare Services and a $7.3 million increase general corporate and unallocated expenses.

The $30.6 million increase in selling, general and administrative expenses in the first six months of 2016 included a constant currency increase of $39.0 million, or 8.8%, partially offset by a positive impact of approximately $8.4 million from the effects of foreign currency fluctuations. The constant currency growth was comprised primarily of a $32.7 million increase in Product Development, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, and a $6.6 million increase in general corporate and unallocated expenses, partially offset by an approximately $300,000 decrease in Integrated Healthcare Services.

The constant currency increase in general corporate and unallocated expenses, for both the three and six months ended June 30, 2016, was primarily due to $8.9 million of expenses related to the proposed merger with IMS Health.

Restructuring Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Restructuring costs	$25.1	$6.2	$28.3	$11.6

During the three and six months ended June 30, 2016, we recognized $25.1 million and $28.3 million, respectively, of restructuring charges, net of reversals for changes in estimates, under our existing restructuring plans. The remaining actions under these plans are expected to occur throughout 2016 and 2017, and are expected to consist of severance, facility closure and other exit-related costs. We believe that these plans will result in annualized cost savings of approximately $90.0 million to $100.0 million.

Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Interest income	$(0.8)	$(1.5)	$(1.5)	$(2.3)
Interest expense	$22.5	$25.5	$48.4	$50.8

Interest income includes interest received primarily from bank balances and investments.

Interest expense during the three and six months ended June 30, 2016 was lower than the same periods in 2015 due to a decrease in the average rate of interest incurred on our debt as compared to the same periods in 2015. These decreases were partially offset by an increase in the average debt outstanding, primarily as a result of the senior secured credit agreement and senior notes issued in May 2015.

Loss on Extinguishment of Debt

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Loss on extinguishment of debt	$—	$7.8	$—	$7.8

In the second quarter of 2015, we recognized a $7.8 million loss on extinguishment of debt related to the refinancing of our senior secured credit facilities. The loss on extinguishment of debt included $1.1 million of unamortized debt issuance costs, $1.3 million of unamortized discount and $5.4 million of related fees and expenses.

Other (Income) Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Other (income) expense, net	$(2.8)	$11.7	$1.7	$8.8

Other (income) expense, net for the second quarter of 2016 primarily consisted of $1.6 million of foreign currency net gains. Other (income ) expense, net for the second quarter of 2015 included $6.8 million of foreign currency net losses and $4.6 million of expense related to the change in fair value of contingent consideration related to an acquisition.

Other (income) expense, net for the first six months of 2016 primarily consisted of $2.7 million of foreign currency net losses. Other (income) expense, net for the first six months of 2015 primarily consisted of $2.7 million of foreign currency net losses and $5.9 million of expense related to the change in fair value of contingent consideration related to an acquisition.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Income tax expense	$36.8	$31.7	$79.4	$67.8

The effective income tax rate was 27.9% and 27.6% in the second quarter of 2016 and 2015, respectively, and 28.3% and 28.7% in the first six months of 2016 and 2015, respectively.

Equity in (Losses) Earnings of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Equity in (losses) earnings of unconsolidated affiliates	$(3.8)	$1.7	$(1.1)	$2.6

Equity in (losses) earnings of unconsolidated affiliates primarily included (losses) earnings from our investment in NovaQuest Pharma Opportunities Fund III, L.P.

Net Income Attributable to Non-controlling Interests

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net income attributable to non-controlling interests	$(4.5)	$—	$(6.9)	$—

Net income attributable to non-controlling interests primarily included Quest’s interest in Q2 Solutions.

Segment Results of Operations

Service revenues and income from operations by segment are as follows (dollars in millions):

Three Months Ended June 30, 2016 and 2015
	Service Revenues		Income from Operations		Operating Profit Margin
	2016	2015	2016	2015	2016	2015
Product Development	$890.1	$786.4	$187.0	$176.2	21.0%	22.4%
Integrated Healthcare Services	277.0	288.0	25.8	18.7	9.3	6.5
Total segments	1,167.1	1,074.4	212.8	194.9	18.2%	18.1%
General corporate and unallocated			(37.0)	(30.3)
Restructuring costs			(25.1)	(6.2)
Consolidated	$1,167.1	$1,074.4	$150.7	$158.4

Six Months Ended June 30, 2016 and 2015
	Service Revenues		Income from Operations		Operating Profit Margin
	2016	2015	2016	2015	2016	2015
Product Development	$1,727.6	$1,535.9	$376.2	$333.2	21.8%	21.7%
Integrated Healthcare Services	547.5	568.4	43.7	36.8	8.0	6.5
Total segments	2,275.1	2,104.3	419.9	370.0	18.5%	17.6%
General corporate and unallocated			(62.1)	(56.8)
Restructuring costs			(28.3)	(11.6)
Consolidated	$2,275.1	$2,104.3	$329.5	$301.6

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of share-based compensation, merger and acquisition related costs, and expenses for corporate office functions such as senior leadership, finance, human resources, information technology, facilities and legal. We do not allocate restructuring charges to our segments.

Product Development

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in millions)
Service revenues	$890.1	$786.4	$103.7	13.2%
Costs of revenue, service costs	529.1	453.4	75.7	16.7
as a percentage of service revenues	59.4%	57.7%
Selling, general and administrative	174.0	156.8	17.2	11.0
as a percentage of service revenues	19.6%	19.9%
Segment income from operations	$187.0	$176.2	$10.8	6.1%
as a percentage of service revenues	21.0%	22.4%

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in millions)
Service revenues	$1,727.6	$1,535.9	$191.7	12.5%
Costs of revenue, service costs	1,013.7	890.9	122.8	13.8
as a percentage of service revenues	58.7%	58.0%
Selling, general and administrative	337.7	311.8	25.9	8.3
as a percentage of service revenues	19.5%	20.3%
Segment income from operations	$376.2	$333.2	$43.0	12.9%
as a percentage of service revenues	21.8%	21.7%

Service Revenues

Product Development’s service revenues were $890.1 million in the second quarter of 2016, an increase of $103.7 million, or 13.2%, over the same period in 2015. This increase was comprised of constant currency service revenue growth of $102.7 million, or 13.1%, and a positive impact of approximately $1.0 million from the effects of foreign currency fluctuations. The constant currency service revenue growth primarily included (i) $67.7 million from a volume-related increase from clinical solutions and services and (ii) the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by a decline in advisory services.

Product Development’s service revenues were $1,727.6 million in the first six months of 2016, an increase of $191.7 million, or 12.5%, over the same period in 2015. This increase was comprised of constant currency service revenue growth of $197.6 million, or 12.9%, partially offset by a negative impact of approximately $5.9 million from the effects of foreign currency fluctuations. The constant currency service revenue growth primarily included (i) $126.5 million from a volume-related increase from clinical solutions and services and (ii) the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by a decline in advisory services.

The volume-related service revenue growth for both the three and six months ended June 30, 2016 was primarily related to core clinical services and clinical trial support services. This growth was due largely to execution on the higher backlog in place as we entered the year, partially offset by $16.9 million of revenue recognized in the 2015 period related to the early close out of a client arrangement that did not recur in the 2016 period.

Costs of Revenue, Service Costs

Product Development’s service costs increased approximately $75.7 million in the second quarter of 2016 over the same period in 2015. This increase included constant currency growth of $85.8 million, or 18.9%, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by $10.1 million from the positive effects of foreign currency fluctuations.

Product Development’s service costs increased approximately $122.8 million in the first six months of 2016 over the same period in 2015. This increase included constant currency growth of $148.9 million, or 16.7%, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by $26.1 million from the positive effects of foreign currency fluctuations.

The constant currency service cost growth for both the three and six months ended June 30, 2016 was primarily due to the impact from the Q2 Solutions transaction and an increase in compensation and related expenses. The increase in compensation and related expenses resulted from (i) an increase in billable headcount resulting from the higher volume of constant currency revenue, (ii) our continued investment in our global delivery network, or GDN, which is a coordinated global delivery model that enables us to provide standardized, centrally-managed services from seven hub locations across five countries, (iii) annual merit increases and (iv) an increase in competition for qualified personnel in certain markets. Also contributing to the service cost growth for both the three and six months ended June 30, 2016 was a $3.6 million and $3.2 million, respectively, decline in benefit from research and development credits received in Europe and a $10.1 million reserve for certain potentially non-reimbursable expenses. These increases in cost were partially offset by $17.2 million of expense recognized in the second quarter of 2015 related to the early close out of a client arrangement that did not recur in the 2016 period. As a percent of service revenues, Product Development’s service costs were 59.4% and 57.7% during the second quarter of 2016 and 2015, respectively, and 58.7% and 58.0% during the first six months of 2016 and 2015, respectively. Service costs as a percentage of service revenues in the three and six months ended June 30, 2016 reflect the impact of the Q2 Solutions transaction and the constant currency service cost growth noted above partially offset by the benefit from foreign currency fluctuations.

Selling, General and Administrative

Product Development’s selling, general and administrative expenses increased approximately $17.2 million, or 11.0%, in the second quarter of 2016 as compared to the same period in 2015. This increase was caused by constant currency growth of $19.8 million, partially offset by a reduction of $2.6 million from foreign currency fluctuations. As a percent of service revenues, Product Development’s selling, general and administrative expenses were 19.6% and 19.9% during the second quarter of 2016 and 2015, respectively.

Product Development’s selling, general and administrative expenses increased approximately $25.9 million, or 8.3%, in the first six months of 2016 as compared to the same period in 2015. This increase was caused by constant currency growth of $32.7 million, partially offset by a reduction of $6.8 million from foreign currency fluctuations. As a percent of service revenues, Product Development’s selling, general and administrative expenses were 19.5% and 20.3% during the first six months of 2016 and 2015, respectively.

The constant currency increase for both the three and six months ended June 30, 2016 was primarily due to the incremental impact from the businesses that Quest contributed to Q2 Solutions, higher compensation and related expenses due to annual merit increases and an increase in headcount and an increase in bad debt expense.

Integrated Healthcare Services

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in millions)
Service revenues	$277.0	$288.0	$(11.0)	(3.8)%
Costs of revenue, service costs	211.6	230.4	(18.8)	(8.2)
as a percentage of service revenues	76.4%	80.0%
Selling, general and administrative	39.6	38.9	0.7	1.8
as a percentage of service revenues	14.3%	13.5%
Segment income from operations	$25.8	$18.7	$7.1	37.9%
as a percentage of service revenues	9.3%	6.5%

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in millions)
Service revenues	$547.5	$568.4	$(20.9)	(3.7)%
Costs of revenue, service costs	427.5	454.8	(27.3)	(6.0)
as a percentage of service revenues	78.1%	80.0%
Selling, general and administrative	76.3	76.8	(0.5)	(0.7)
as a percentage of service revenues	13.9%	13.5%
Segment income from operations	$43.7	$36.8	$6.9	18.7%
as a percentage of service revenues	8.0%	6.5%

Service Revenues

Integrated Healthcare Services’ service revenues were $277.0 million in the second quarter of 2016, a decrease of $11.0 million, or 3.8%, over the same period in 2015. This decrease was comprised of a constant currency service revenue decrease of $17.0 million, or 5.9%, partially offset by a positive impact of approximately $6.0 million due to the effects of foreign currency fluctuations.

Integrated Healthcare Services’ service revenues were $547.5 million in the first six months of 2016, a decrease of $20.9 million, or 3.7%, over the same period in 2015. This decrease was comprised of a constant currency service revenue decrease of $25.7 million, or 4.5%, partially offset by a positive impact of approximately $4.8 million due to the effects of foreign currency fluctuations.

The decline in constant currency service revenues for both the three and six months ended June 30, 2016 was due to a decrease in commercial services in North America and Japan, as a result of cancellations that occurred in 2015, and a decrease in payer provider services. These declines were partially offset by growth in real-world and late phase research services and commercial services in Europe. The increase in commercial services in Europe benefited by $8.9 million from the acceleration of revenue due to a contract modification on a sales force arrangement that fixed a portion of the contract price that previously was not determinable until future product sale-based royalties were known.

Costs of Revenue, Service Costs

Integrated Healthcare Services’ service costs decreased approximately $18.8 million in the second quarter of 2016. This decrease was comprised of a $22.4 million constant currency decrease, or 9.7%, partially offset by $3.6 million due to the negative effects of foreign currency fluctuations.

Integrated Healthcare Services’ service costs decreased approximately $27.3 million in the first six months of 2016. This decrease was comprised of a $29.0 million constant currency decrease, or 6.4%, partially offset by $1.7 million due to the negative effects of foreign currency fluctuations.

The constant currency decrease for both the three and six months ended June 30, 2016 was due to a decrease in compensation and related expenses resulting from a decrease in billable headcount.

Selling, General and Administrative

Integrated Healthcare Services’ selling, general and administrative expenses increased approximately $700,000, or 1.8%, in the second quarter of 2016 as compared to the same period in 2015. This increase was comprised of an approximately $600,000 constant currency increase. The constant currency increase for the three months ended June 30, 2016 was due to an increase in bad debt expense, partially offset by a decrease in compensation and related expenses as a result of lower headcount.

Integrated Healthcare Services’ selling, general and administrative expenses decreased approximately $500,000, or 0.7%, in the first six months of 2016 as compared to the same period in 2015. This decrease was comprised of an approximately $300,000 constant currency decrease. The constant currency decrease for the six months ended June 30, 2016 was due to a decrease in compensation and related expenses as a result of lower headcount, partially offset by an increase in bad debt expense.

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

We had a cash balance of $955.7 million at June 30, 2016 ($212.0 million of which was in the United States), a decrease from $977.2 million at December 31, 2015.

As of June 30, 2016, we have remaining authorization under our equity repurchase program to repurchase up to $46.8 million of our common stock. Additional information regarding the Repurchase Program is presented in Part II, Item 2 “Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” of this Quarterly Report on Form 10-Q.

Based on our current operating plan, we believe that our available cash and cash equivalents, future cash flows from operations and our ability to access funds under our revolving credit and receivables financing facilities will enable us to fund our operating requirements and capital expenditures and meet debt obligations for at least the next 12 months. We regularly evaluate our debt arrangements, as well as market conditions, and from time to time we may explore opportunities to modify our existing debt arrangements or pursue additional financing arrangements that could result in the issuance of new debt securities by us or our affiliates. For example, in connection with our proposed merger with IMS Health, we are contemplating entering into a refinancing transaction that would be used in part to repay in full the indebtedness outstanding under our existing credit agreement. We may use our existing cash, cash generated from operations or dispositions of assets or businesses and/or proceeds from any new financing arrangements or issuances of debt or equity securities to repay or reduce some of our outstanding obligations, to repurchase shares from our shareholders or for other purposes. As part of our ongoing business strategy, we also continually evaluate new acquisition, expansion and investment possibilities or other strategic growth opportunities, as well as potential dispositions of assets or businesses, as appropriate, including dispositions that may cause us to recognize a loss on certain assets. Should we elect to pursue any such transaction, we may seek to obtain debt or equity financing to facilitate those activities. Our ability to enter into any such potential transactions and our use of cash or proceeds is limited to varying degrees by the terms and restrictions contained in our senior secured credit facilities. We cannot provide assurances that we will be able to complete any such financing arrangements or other transactions on favorable terms or at all.

Long-Term Debt

As of June 30, 2016, we had $2.5 billion of total indebtedness, excluding $532.5 million of additional available borrowings under our revolving credit facilities. There were no amounts drawn on the revolving credit facilities in the first six months of 2016. Our long-term debt arrangements contain usual and customary restrictive covenants, and as of June 30, 2016, we believe we were in compliance with our restrictive covenants.

See “Management’s Discussion and Analysis – Liquidity and Capital Resources” and Note 10 to our audited consolidated financial statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, for additional details regarding our credit arrangements.

Six months ended June 30, 2016 and 2015

Cash Flow from Operating Activities

	Six months ended June 30,
	2016	2015
	(in millions)
Net cash provided by (used in) operating activities	$152.7	$(13.6)

Cash provided by operating activities was $152.7 million during the first six months of 2016, as compared to cash used in operating activities of $13.6 million in the same period in 2015. The increase in cash provided by operating activities reflects the increase in net income including adjustments for non-cash items necessary to reconcile net income to cash provided by operating activities. Also contributing to the increase were lower payments for income taxes ($22.0 million), and lower cash used in days sales outstanding, or DSO. The lower cash used in DSO reflects a three-day increase in DSO in the first six months of 2016 compared to a nine-day increase in DSO in the first six months of 2015. DSO can shift significantly at each reporting period depending on the timing of cash receipts under contractual payment terms relative to the recognition of revenue over a project lifecycle.

Cash Flow from Investing Activities

	Six months ended June 30,
	2016	2015
	(in millions)
Net cash used in investing activities	$(59.6)	$(45.5)

Cash used in investing activities increased by $14.1 million during the first six months of 2016 as compared to the same period in 2015. This increase was primarily related to (i) the purchase of investments in trading securities partially offset by proceeds from corporate owned life insurance policies in connection with a change in the investment strategy for our supplemental non-qualified deferred compensation plan, and (ii) higher cash used for the acquisition of property, equipment and software. These increases were partially offset by proceeds received from the sale of a portion of our ownership interest in the joint venture with the Samsung Group, and lower cash used for the termination of interest rate swaps in connection with the May 2015 refinancing transaction.

Cash Flow from Financing Activities

	Six months ended June 30,
	2016	2015
	(in millions)
Net cash (used in) provided by financing activities	$(102.5)	$16.5

Cash used in financing activities was $102.5 million during the first six months of 2016, as compared to cash provided by financing activities of $16.5 million in the same period of 2015. The increase in cash used in financing activities was primarily related to lower net cash provided by debt refinancing ($216.4 million), lower cash provided by stock issued under employee stock purchase and option plans ($30.5 million), and lower excess income tax benefits from share-based award activities ($24.5 million), partially offset by less cash used to repurchase common stock ($152.4 million).

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

At June 30, 2016 and December 31, 2015, we held investments in marketable equity securities. These investments are classified as either trading securities or available-for-sale securities and are recorded at fair value in the financial statements. These securities are subject to price risk. As of June 30, 2016 and December 31, 2015, the fair value of these investments was $38.2 million and approximately $400,000, respectively, based on the quoted market value of the securities. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market values was approximately $3.8 million and $40,000 at June 30, 2016 and December 31, 2015, respectively.

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

Item 1A. Risk Factors

In addition to the risk factors set forth in Part I — Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “10-K”) and Part II — Item 1A — “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (the “10-Q”), investors should consider the following risk factors arising from our intention to combine with IMS Health through a “merger of equals” business combination (the “merger”). On May 3, 2016, we entered into a definitive merger agreement (the “merger agreement”) with IMS Health. Pursuant to the terms of the merger agreement, IMS Health will be merged with and into us. Upon completion of the merger, the separate corporate existence of IMS Health will cease, and we will continue as the Surviving Corporation in the merger. Following a stockholder vote by both companies, the merger is expected to close in the fourth quarter of 2016, although we cannot assure you that the transaction will close during that time or at all. The risk factors below should be read in conjunction with the risk factors set forth in the 10-K and 10-Q and the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

We will be subject to business uncertainties and contractual restrictions while the merger is pending that may cause disruption from the transaction and may make it more difficult to maintain relationships with employees, suppliers or clients.

Uncertainties about the effect of the merger on employees, clients, suppliers, business partners and other persons with whom we have a business relationship may have an adverse effect on us prior to the merger and on the Surviving Corporation following the merger. In connection with the pendency of the merger, as well as during times of significant change and uncertainty such as the period following the merger, clients, suppliers, business partners and other persons with whom we have a business relationship may delay or defer business decisions, decide to terminate, modify or renegotiate their relationships with us, or take other actions as a result of the merger that could negatively affect the Surviving Corporation’s and/or our revenues, earnings and cash flows, as well as the market price of our securities. The ability of the Surviving Corporation, or us to raise additional capital through the debt markets, and the associated borrowing costs, may also be negatively impacted. These disruptions could have an adverse effect on the results of operations, cash flows and financial position of ours, including an adverse effect on the Surviving Corporation’s ability to realize the expected cost savings and other benefits of the merger. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the merger or termination of the merger agreement.

Employee execution of retention agreements and recruitment of additional employees may be particularly challenging prior to the completion of the merger, as employees and prospective employees may experience uncertainty about their future roles with the Surviving Corporation. If, despite our retention and recruiting efforts, key employees depart or prospective key employees fail to accept employment with us because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Surviving Corporation, our financial results could be adversely affected. Furthermore, the Surviving Corporation’s operational and financial performance following the merger could be adversely affected if it is unable to retain key employees and skilled workers of ours. The loss of the services of key employees and skilled workers and their experience and knowledge regarding our businesses could adversely affect the Surviving Corporation’s future operating results and its successful ongoing operation of the business.

In addition, the merger agreement restricts us, without IMS Health’s consent, from making certain acquisitions and taking other specified actions until the merger occurs or the merger agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to their respective businesses prior to completion of the merger or termination of the merger agreement.

The Surviving Corporation may be unable to fully realize the competitive and operating synergies that are projected to be achieved through the combination of our services and IMS Health’s offerings.

Part of the strategic rationale for the merger is the opportunity for the Surviving Corporation to potentially drive additional revenue and earnings through the utilization by us of IMS Health’s data assets and capabilities in accelerating clinical trials. However, the utilization of data in the two companies’ markets is still evolving and subject to a number of risks and uncertainties, including the following:

•

government regulatory agencies and legislative bodies, including agencies and legislatures regulating the use of personal data, may impose new conditions or restrictions which affect the Surviving Corporation’s use of IMS Health data;

•	clients of the Surviving Corporation may decide that they will not award additional business to the Surviving Corporation based on its data capabilities;

•

implementation of any operational plans to create new data products and solutions for clients of the Surviving Corporation will likely be complex and technically challenging to implement, and may be subject to delays and cost overruns and there is no assurance that the implementation can be carried out effectively;

•

clinical research is a complex and evolving area, and creating effective approaches involving the use of third party data to drive more effective and efficient research outcomes is difficult and challenging; and

•	third parties outside of our control (including suppliers, regulators, and clients) may impose restrictions or conditions which affect the projected data synergies arising from the transaction.

The Surviving Corporation is unable to predict the extent to which these factors will inhibit its business plans and any one of them could result in decreased or delays in post-closing performance by the Surviving Corporation.

We may fail to realize all of the anticipated benefits of the merger or those benefits may take longer to realize than expected. The Surviving Corporation may also encounter significant difficulties in integrating the two businesses.

Our ability to realize the anticipated benefits of the transaction will depend, to a large extent, on the Surviving Corporation’s ability to integrate the two businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we and IMS Health will be required to devote significant management attention and resources to integrating the business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively, would restrict the realization of the full-expected benefits. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the transaction could cause an interruption of or a loss of momentum in, the activities of the Surviving Corporation and could adversely affect the results of operations of the Surviving Corporation.

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of client relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;

•	difficulties in the integration of the companies’ businesses;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in attracting and retaining key personnel; and

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the merger.

Many of these factors will be outside of the control of the Surviving Corporation and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of the Surviving Corporation. In addition, even if the operations of the businesses are integrated successfully, the full benefits of the transaction may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of the businesses of ours and IMS Health. All of these factors could negatively impact the earnings per share of the Surviving Corporation, decrease or delay the expected accretive effect of the transaction and negatively impact the price of the Surviving Corporation’s shares. As a result, there is no assurance that the combination of us and IMS Health will result in the realization of the full benefits anticipated from the merger.

Failure to complete the merger could negatively impact our stock prices and our future business and financial results.

If the merger is not completed for any reason, including as a result of our or IMS Health stockholders failing to approve the applicable proposals, our ongoing businesses may be materially adversely affected and, without realizing any of the benefits of having completed the merger, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on their respective stock prices;

•	we and our respective subsidiaries may experience negative reactions from their respective clients, suppliers, regulators, vendors and employees;

•	we will still be required to pay certain significant costs relating to the merger, such as legal, accounting, financial advisor and printing fees;

•	we may be required to pay one or more cash termination fees as required by the merger agreement;

•

the merger agreement places certain restrictions on the conduct of the respective businesses, which may have delayed or prevented us from undertaking business opportunities that, absent the merger agreement, we may have been pursued;

•

matters relating to the merger (including integration planning) require substantial commitments of time and resources by our management, which could have resulted in the distraction of our management from ongoing business operations and pursuing other opportunities that could have been beneficial to the applicable company; and

•	litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform their respective obligations under the merger agreement.

If the merger is not completed, the risks described above may materialize and they may have a material adverse effect on our results of operations, cash flows, financial position and stock prices.

Any delay in completing the merger may reduce or eliminate the benefits expected to be achieved thereunder.

The merger is subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these conditions will be satisfied. Any delay in completing the merger could cause the Surviving Corporation not to realize some or all of the operational and revenue synergies and other benefits that we expect to achieve if the merger is successfully completed within its expected time frame.

Completion of the merger is subject to a number of conditions, which, if not satisfied or waived, may result in termination of the merger agreement.

The merger agreement contains a number of conditions to completion of the merger, including, among others:

•	receipt of our requisite shareholder approval;

•	receipt of the requisite IMS Health stockholder approval;

•

the termination or expiration of any applicable waiting period under applicable law and any required waiting periods, clearances, consents or approvals under certain foreign antitrust laws having expired or been obtained;

•

the absence of any temporary restraining order, preliminary or permanent injunction or other judgment, order or decree issued by any court of competent jurisdiction or other legal restraint that prohibits or makes illegal the completion of the merger;

•

the effectiveness of the Registration Statement on Form S-4, as amended (Registration No. 333-211794) and the absence of a stop order or proceedings threatened or initiated by the SEC for that purpose;

•

the accuracy of the representations and warranties made in the merger agreement by us, subject to certain materiality thresholds, and each party having performed, in all material respects, all obligations required to be performed by it under the merger agreement at or prior to the effective time of the merger; and

•

the non-occurrence of any fact, circumstance, development, event, change, occurrence or effect that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on either party.

Many of the conditions to completion of the merger are not within our control, and we cannot predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to March 31, 2017, it is possible that the merger agreement may be terminated. Although we have agreed in the merger agreement to use reasonable best efforts, subject to certain limitations, to complete the merger in the most expeditious manner practicable, these and other conditions to completion of the merger may fail to be satisfied.

The merger is subject to the receipt of consents and clearances from domestic and foreign regulatory authorities that may impose conditions that could have an adverse effect on us or the Surviving Corporation or, if not obtained, could prevent completion of the merger.

Before the merger may be completed, applicable waiting periods must expire or terminate under antitrust and competition laws. In deciding whether to grant regulatory clearances, the relevant governmental entities will consider the effect of the merger on competition within their relevant jurisdiction. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the Surviving Corporation’s business. The merger agreement may require us to comply with conditions imposed by regulatory entities and, in certain circumstances, we may refuse to close the merger on the basis of those regulatory conditions. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the merger, imposing additional material costs on or materially limiting the revenues of the Surviving Corporation following the merger or result in abandonment of the merger.

The future results of the Surviving Corporation will suffer if the Surviving Corporation does not effectively manage its expanded operations following the completion of the merger.

Following the completion of the merger, the size of the business of the Surviving Corporation will increase significantly beyond the current size of either us or IMS Health. The Surviving Corporation’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. If the Surviving Corporation is unsuccessful in managing its integrated operations, or if it does not realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the merger, the operations and financial condition of the Surviving Corporation could be adversely affected and the Surviving Corporation may not be able to take advantage of business development opportunities.

The merger may not be accretive and may cause dilution to the Surviving Corporation’s earnings per share, which may negatively affect the market price of common stock of the Surviving Corporation.

We currently anticipate that the merger will be accretive to adjusted diluted earnings per share for the Surviving Corporation stockholders during 2017 using the respective calculation methods for us and assuming the achievement of revenue growth, cost savings and utilization of IMS Health tax assets. However, this expectation is based on preliminary estimates, which may change materially. The Surviving Corporation could also fail to realize all of the benefits anticipated in the merger or experience material delays or inefficiencies in realizing such benefits, which could cause dilution to the Surviving Corporation’s adjusted diluted earnings per share or decrease or delay the expected accretive effect of the merger and cause a decrease in the market value of the Surviving Corporation’s common stock.

In connection with the completion of the merger, we expect to issue approximately 127 million shares of our common stock. The issuance of these new shares of our common stock could have the effect of depressing the market price of common stock of the Surviving Corporation.

Any of these factors could negatively impact our earnings per share or decrease or delay the expected accretive effect of the merger and cause a decrease in the market price of common stock of the Surviving Corporation.

Our business is subject to international economic, political and other risks that could negatively affect our results of operations and financial condition.

We have significant operations in foreign countries that may require complex arrangements to deliver services on global contracts for our clients. Additionally, we have established operations in locations remote from our most developed business centers. As a result, we are subject to heightened risks inherent in conducting business internationally, including the following:

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

•

changes in political and economic conditions may lead to changes in the business environment in which we operate, as well as changes in foreign currency exchange rates, including the recent United Kingdom referendum on its membership in the European Union that resulted in a majority of United Kingdom voters voting to exit the European Union (“Brexit”), which may result in increased risks associated with the potential uncertainty and consequences that may follow Brexit, including with respect to volatility in exchange rates and interest rates;

•

potential violations of local laws or anti-bribery laws, such as the United States Foreign Corrupt Practices Act, or the FCPA, and the UK Bribery Act, may cause difficulty in staffing and managing foreign operations, as well as significant consequences to us if those laws are violated;

•	clients in foreign jurisdictions may have longer payment cycles, and it may be more difficult to collect receivables in foreign jurisdictions; and

•

natural disasters, pandemics or international conflict, including terrorist acts, could interrupt our services, endanger our personnel or cause project delays or loss of clinical trial materials or results.

The information set forth under the section entitled “Risk Factors” in our Registration Statement on Form S-4, as amended (Registration No. 333-211794), filed with the SEC on July 8, 2016 is hereby incorporated herein by reference.

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

During the six months ended June 30, 2016, we repurchased 1,486,679 shares of our common stock at an average market price per share of $65.67 for an aggregate purchase price of $97.6 million under the Repurchase Program. From inception through June 30, 2016, we have repurchased a total of $678.2 million of our securities under the Repurchase Program, consisting of $59.1 million of stock options and $619.1 million of common stock. As of June 30, 2016, we have remaining authorization to repurchase up to $46.8 million of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

The following table summarizes the equity repurchase program activity for the three months ended June 30, 2016 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except share and per share data)
April 1, 2016 – April 30, 2016	—	$—	—	$144,475
May 1, 2016 – May 31, 2016	—	$—	—	$144,475
June 1, 2016 – June 30, 2016	1,486,679	$65.67	1,486,679	$46,839
	1,486,679		1,486,679

Item 6. Exhibits

The exhibits in the accompanying Exhibit Index following the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Durham, State of North Carolina, on July 27, 2016.

QUINTILES TRANSNATIONAL HOLDINGS INC.

/s/ Michael R. McDonnell
Michael R. McDonnell Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

				Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

2.1	*	Agreement and Plan of Merger by and between Quintiles Transnational Holdings Inc. and IMS Health Holdings, Inc., dated May 3, 2016.		8.K	001-35907	2.1	May 3, 2016

10.1		Voting Agreement, dated May 3, 2016, by and among Quintiles Transnational Holdings Inc. and affiliates of TPG Global, LLC.		8-K	001-35907	10.1	May 3, 2016

10.2		Voting Agreement, dated May 3, 2016, by and between Quintiles Transnational Holdings Inc. and CPP Investment Board Private Holdings Inc.		8-K	001-35907	10.2	May 3, 2016

10.3		Voting Agreement, dated May 3, 2016, by and between Quintiles Transnational Holdings Inc. and Leonard Green & Partners, L.P.		8-K	001-35907	10.3	May 3, 2016

10.4		Shareholders Agreement, dated May 3, 2016, among Quintiles Transnational Holdings Inc. and the shareholders identified therein.		8-K	001-35907	10.4	May 3, 2016

10.5		Letter Agreement, dated May 3, 2016, between Quintiles Transnational Holdings Inc. and Dennis B. Gillings, CBE.		8-K	001-35907	10.5	May 3, 2016

10.6		Letter Agreement, dated May 3, 2016, between Quintiles Transnational Holdings Inc. and Ari Bousbib.		8-K	001-35907	10.6	May 3, 2016

10.7	†	First Amendment, dated May 3, 2016, to Executive Employment Agreement, dated April 12, 2012, between Thomas H. Pike and Quintiles Transnational Corp.		8-K	001-35907	10.7	May 3, 2016

31.1		Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2		Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2		Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

99.1	#	Risk Factors incorporated by reference.		S-4/A	333-211794		July 8, 2016

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

X

†Indicates management contract or compensatory plan or arrangement.

*The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of such schedules to the United States Securities and Exchange Commission upon request by the Commission.

#The information set forth under the section entitled “Risk Factors” in the Company’s Registration Statement on Form S-4, as amended (Registration No. 333-211794), filed with the SEC on July 8, 2016, which is incorporated herein by reference.