Form 10-Q
period 2016-09-30
Quintiles IMS Holdings, Inc.
filed 2016-11-03
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to             .

Commission File Number: 001-35907

QUINTILES IMS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1341991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4820 Emperor Blvd., Durham, North Carolina 27703

(Address of principal executive offices and Zip Code)

(919) 998-2000

(Registrant’s telephone number, including area code)

Quintiles Transnational Holdings Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	246,181,560 shares outstanding as of October 26, 2016

QUINTILES IMS HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Service revenues	$1,136,423	$1,093,480	$3,411,509	$3,197,820
Reimbursed expenses	360,750	331,289	1,128,422	1,018,069
Total revenues	1,497,173	1,424,769	4,539,931	4,215,889
Costs of revenue, service costs	703,791	683,058	2,144,996	2,028,730
Costs of revenue, reimbursed expenses	360,750	331,289	1,128,422	1,018,069
Selling, general and administrative expenses	233,645	231,415	700,787	676,919
Restructuring costs	(467)	11,984	27,791	23,542
Merger related costs	3,747	—	12,689	—
Impairment charges	27,937	—	27,937	—
Income from operations	167,770	167,023	497,309	468,629
Interest income	(706)	(1,141)	(2,170)	(3,470)
Interest expense	24,505	25,429	72,947	76,256
Loss on extinguishment of debt	—	—	—	7,780
Other expense (income), net	1,667	(934)	3,370	7,864
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	142,304	143,669	423,162	380,199
Income tax expense	38,525	40,192	117,912	107,980
Income before equity in earnings (losses) of unconsolidated affiliates	103,779	103,477	305,250	272,219
Equity in earnings (losses) of unconsolidated affiliates	195	5,362	(952)	7,998
Net income	103,974	108,839	304,298	280,217
Net (income) loss attributable to non-controlling interests	(4,807)	2,447	(11,704)	2,418
Net income attributable to Quintiles IMS Holdings, Inc.	$99,167	$111,286	$292,594	$282,635
Earnings per share attributable to common stockholders:
Basic	$0.83	$0.91	$2.45	$2.28
Diluted	$0.82	$0.89	$2.41	$2.24
Weighted average common shares outstanding:
Basic	118,919	122,848	119,277	123,728
Diluted	121,156	125,339	121,371	126,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$103,974	$108,839	$304,298	$280,217
Comprehensive income adjustments:
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $12, ($40), $5 and ($135)	18	(64)	7	(215)
Unrealized (losses) gains on derivative instruments, net of income taxes of $634, ($3,885), ($6,828) and ($4,598)	(256)	(8,440)	(19,524)	(8,660)
Defined benefit plan adjustments, net of income taxes of $45 and $116	(45)	—	139	—
Foreign currency translation, net of income taxes of ($1,359), ($1,563), ($6,162) and ($4,228)	(10,582)	(23,435)	(34,119)	(40,440)
Reclassification adjustments:
Losses on derivative instruments included in net income, net of income taxes of $1,713, $1,377, $4,144 and $4,623	5,949	2,612	13,450	9,950
Amortization of actuarial losses included in net income, net of income taxes of $82, $83, $233 and $251	147	142	428	429
Comprehensive income	99,205	79,654	264,679	241,281
Comprehensive (income) loss attributable to non-controlling interests	(1,920)	5,013	(1,695)	4,984
Comprehensive income attributable to Quintiles IMS Holdings, Inc.	$97,285	$84,667	$262,984	$246,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)	(Note 1)
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,209,677	$977,151
Restricted cash	2,547	2,478
Trade accounts receivable and unbilled services, net	1,207,503	1,165,749
Prepaid expenses	57,318	50,624
Deferred income taxes	—	100,978
Income taxes receivable	26,568	34,089
Investments in debt, equity and other securities	39,878	—
Other current assets and receivables	99,641	80,916
Total current assets	2,643,132	2,411,985
Property and equipment, net	184,189	188,393
Investments in debt, equity and other securities	8,000	32,911
Investments in unconsolidated affiliates	60,386	52,382
Goodwill	691,441	719,740
Other identifiable intangibles, net	346,816	368,106
Deferred income taxes	95,818	42,684
Deposits and other assets	99,020	110,115
Total assets	$4,128,802	$3,926,316
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$904,095	$906,241
Unearned income	624,079	584,646
Income taxes payable	15,953	35,173
Current portion of long-term debt and obligations held under capital leases	48,500	48,513
Other current liabilities	27,321	19,603
Total current liabilities	1,619,948	1,594,176
Long-term debt and obligations held under capital leases, less current portion	2,387,114	2,419,293
Deferred income taxes	13,102	65,702
Other liabilities	190,565	182,826
Total liabilities	4,210,729	4,261,997
Commitments and contingencies
Stockholders’ deficit:
Common stock and additional paid-in capital, 300,000 shares authorized, $0.01 par value, 119,395 and 119,378 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	48,762	8,784
Accumulated deficit	(221,218)	(461,635)
Accumulated other comprehensive loss	(140,976)	(111,366)
Deficit attributable to Quintiles IMS Holdings, Inc.’s stockholders	(313,432)	(564,217)
Non-controlling interests	231,505	228,536
Total stockholders’ deficit	(81,927)	(335,681)
Total liabilities and stockholders’ deficit	$4,128,802	$3,926,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Operating activities:
Net income	$304,298	$280,217
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	98,368	93,224
Amortization of debt issuance costs and discount	5,058	7,485
Amortization of accumulated other comprehensive loss on terminated interest rate swaps	3,100	4,781
Stock-based compensation	34,357	28,702
Impairment of goodwill and identifiable intangible assets	27,937	—
Loss (earnings) from unconsolidated affiliates	5,417	(7,965)
(Benefit from) provision for deferred income taxes	(4,225)	23,252
Excess income tax benefits from stock-based award activities	(14,180)	(35,144)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(16,343)	(170,279)
Change in other operating assets and liabilities	(30,840)	45,103
Net cash provided by operating activities	412,947	269,376
Investing activities:
Acquisition of property, equipment and software	(78,076)	(56,692)
Acquisition of businesses, net of cash acquired	—	31,001
Purchase of trading securities	(39,440)	—
Proceeds from corporate owned life insurance policies	20,938	—
Proceeds from sale of cost method investments	26,042	—
Investments in unconsolidated affiliates, net of payments received	(13,235)	(4,840)
Termination of interest rate swaps	—	(10,981)
Other	1,921	2,111
Net cash used in investing activities	(81,850)	(39,401)
Financing activities:
Proceeds from issuance of debt	—	2,248,500
Payment of debt issuance costs	—	(22,028)
Repayment of debt and principal payments on capital lease obligations	(37,616)	(2,048,211)
Stock issued under employee stock purchase and option plans	42,930	58,323
Repurchase of common stock	(97,637)	(250,000)
Excess income tax benefits from stock-based award activities	14,180	35,144
Net cash (used in) provided by financing activities	(78,143)	21,728
Effect of foreign currency exchange rate changes on cash	(20,428)	(37,257)
Increase in cash and cash equivalents	232,526	214,446
Cash and cash equivalents at beginning of period	977,151	867,358
Cash and cash equivalents at end of period	$1,209,677	$1,081,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

On October 3, 2016, Quintiles Transnational Holdings Inc. (“Quintiles”) completed its previously announced merger of equals transaction (the “Merger”) with IMS Health Holdings, Inc. (“IMS Health”). Pursuant to the terms of the merger agreement dated as of May 3, 2016 between Quintiles and IMS Health (the “Merger Agreement”), IMS Health was merged with and into Quintiles, and the separate corporate existence of IMS Health ceased, with Quintiles continuing as the surviving corporation (the “Surviving Corporation”). The Surviving Corporation changed its name to Quintiles IMS Holdings, Inc. (the “Company”). At the effective time of the Merger, each issued and outstanding share of IMS Health common stock, par value $0.01 per share (“IMS Health common stock”), was automatically converted into 0.3840 of a share of the Company’s common stock, par value $0.01 per share. Because the closing of the Merger occurred subsequent to the date of these financial statements, IMS Health’s results of operations are not included in the accompanying condensed consolidated financial statements. See Note 18 for additional information regarding the Merger.

The accompanying unaudited condensed consolidated financial statements of Quintiles IMS Holdings, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements of the Company but does not include all the disclosures required by GAAP.

Investments in Marketable Securities

Investments in marketable securities are classified as either trading or available-for-sale and measured at fair market value. Realized and unrealized gains and losses on trading securities are included in other expense (income), net on the accompanying condensed consolidated statements of income. Realized gains and losses on available-for-sale securities are included in other expense (income), net on the accompanying condensed consolidated statements of income. Unrealized gains and losses, net of deferred income taxes, on available-for-sale securities are included in the accumulated other comprehensive income (loss) (“AOCI”) component of stockholders’ deficit until realized. Any gains or losses from the sales of investments or other-than-temporary declines in fair value are computed by specific identification.

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

Accounting pronouncements being evaluated

In August 2016, the FASB issued new accounting guidance which eliminates the diversity in practice related to the cash flow classification of certain cash receipts and payments including debt prepayment or extinguishment payments, payments upon maturity of a zero coupon bond, payment of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions received from certain equity method investees, and cash flows related to beneficial interests obtained in a financial asset securitization. The new guidance designates the appropriate cash flow statement classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. This new accounting guidance will be effective for the Company on January 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

In March 2016, the FASB issued new accounting guidance which simplifies several aspects of the accounting for employee stock-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and the classification of excess income tax benefits on the statement of cash flows. The Company expects to adopt this new accounting guidance as required on January 1, 2017. Under the new accounting guidance, excess income tax benefits related to stock-based awards will be reflected as a reduction of income tax expense on the statements of income and as cash provided from operating activities. Under existing guidance, these tax benefits are reflected directly in additional paid-in capital and as cash provided from financing activities. The Company recognized $14.2 million of such income tax benefits in the nine months ended September 30, 2016. The Company does not expect the adoption of this new accounting guidance to impact the recognition of its stock-based compensation expense or its presentation of cash flows related to employee taxes paid for withheld shares.

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

In January 2016, the FASB issued new accounting guidance which modifies how entities measure equity investments and present changes in the fair value of financial liabilities. The new accounting guidance will be effective for annual reporting periods beginning after December 15, 2017. Early adoption of the presentation guidance is permitted; however, early adoption of the recognition and measurement guidance is not permitted. The adoption of this new accounting guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

2. Employee Stock Compensation

The Company granted the following number of stock-based awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	—	10,000	783,700	986,900
Stock appreciation rights	15,200	—	40,400	176,200
Restricted stock awards	86,356	—	86,356	—
Restricted stock units	120,845	2,553	494,681	239,763
Performance units	—	—	119,839	51,977

The restricted stock awards issued during 2016 will vest in three equal quarterly installments on June 30, September 30 and December 31, 2017.

The Company had the following number of stock-based awards outstanding:

	September 30, 2016	December 31, 2015
Stock options	5,934,854	6,647,999
Stock appreciation rights	512,876	530,701
Restricted stock awards	86,356	—
Restricted stock units	777,331	359,553
Performance units	164,886	49,667

All performance units outstanding at the date of the Merger were converted into restricted stock units with service based vesting requirements.

The Company used the following assumptions when estimating the value of the stock-based compensation for stock options and stock appreciation rights issued as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected volatility	26 – 29%	26 –36%	26 – 30%	26 – 41%
Weighted average expected volatility	27%	30%	28%	35%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	3.6 – 6.6	3.7 – 6.7	3.6 – 6.6	3.7 – 6.7
Risk-free interest rate	0.96 – 1.36%	1.08 – 1.83%	0.80 – 1.57%	1.06 – 2.00%

The Company issued 89,425 shares and 90,079 shares of common stock for purchases under its employee stock purchase plan during the nine months ended September 30, 2016 and 2015, respectively.

The Company recognized stock-based compensation expense of $15.6 million and $8.4 million during the three months ended September 30, 2016 and 2015, respectively, and $34.4 million and $28.7 million during the nine months ended September 30, 2016 and 2015, respectively.

3. Concentration of Credit Risk

No client accounted for 10% or more of consolidated service revenues for the three and nine months ended September 30, 2016 or 2015.

4. Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Trade:
Billed	$552,326	$553,652
Unbilled services	660,798	614,381
	1,213,124	1,168,033
Allowance for doubtful accounts	(5,621)	(2,284)
	$1,207,503	$1,165,749

5. Investments – Debt, Equity and Other Securities

Current

The Company’s short-term investments in debt, equity and other securities consist primarily of trading investments in mutual funds and are measured at fair value with realized and unrealized gains and losses recorded in other expense (income), net on the accompanying condensed consolidated statements of income. Net realized and unrealized gains were approximately $1.7 million and $2.4 million during the three and nine months ended September 30, 2016, respectively.

Long-term

The Company’s long-term investments in debt, equity and other securities consist primarily of cost method investments.

The Company is party to a joint venture with the Samsung Group to provide biopharmaceutical contract manufacturing services in South Korea. The Company’s investment in the joint venture totaled $27.2 million at December 31, 2015. During the second quarter of 2016, the Company exercised its right to sell a portion of its ownership interest in the joint venture to the Samsung Group in exchange for approximately $26.0 million. As of September 30, 2016, the Company’s investment in the joint venture totaled approximately $1.2 million (representing an ownership interest of less than 1%).

In December 2011, the Company and Intarcia Therapeutics (“Intarcia”) entered into an alliance to develop a new therapy for type 2 diabetes whereby Intarcia will use the Company to conduct Phase III pivotal clinical trials and a cardiovascular outcomes clinical trial. Under the alliance, the Company acquired $5.0 million of preferred stock of Intarcia.

6. Variable Interest Entities

As of September 30, 2016, the Company’s investments in unconsolidated variable interest entities (“VIEs”) and its estimated maximum exposure to loss were as follows (in thousands):

	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
NovaQuest Pharma Opportunities Fund III, L.P.	$41,233	$48,094
NovaQuest Pharma Opportunities Fund IV, L.P.	8,200	19,951
	$49,433	$68,045

The Company has committed to invest up to $50 million as a limited partner in NovaQuest Pharma Opportunities Fund III, L.P. (“Fund III”). As of September 30, 2016, the Company has funded approximately $43.1 million and has approximately $6.9 million of remaining funding commitments. As of September 30, 2016 and December 31, 2015, the Company had a 10.9% ownership interest in Fund III. The Company’s maximum exposure to loss on Fund III is limited to its investment and remaining funding commitments.

The Company has committed to invest up to $20 million as a limited partner in NovaQuest Pharma Opportunities Fund IV, L.P. (“Fund IV”). As of September 30, 2016, the Company has funded approximately $8.2 million and has approximately $11.8 million of remaining funding commitments. As of September 30, 2016 and December 31, 2015, the Company had a 2.3% ownership interest in Fund IV. The Company’s maximum exposure to loss on Fund IV is limited to its investment and remaining funding commitments.

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

7. Goodwill

The following is a summary of goodwill by segment for the nine months ended September 30, 2016 (in thousands):

		Integrated
	Product	Healthcare
	Development	Services	Consolidated
Balance as of December 31, 2015	$602,106	$117,634	$719,740
Impairment	—	(23,147)	(23,147)
Impact of foreign currency fluctuations and other	(9,765)	4,613	(5,152)
Balance as of September 30, 2016	$592,341	$99,100	$691,441

As of September 30, 2016, accumulated impairment losses were $23.1 million. See Note 13 for additional information regarding impairment losses.

8. Derivatives

As of September 30, 2016, the Company held the following derivative positions: (i) forward exchange contracts to protect against foreign exchange movements for certain forecasted foreign currency cash flows related to service contracts and (ii) interest rate swaps to hedge the exposure to variability in interest payments on variable interest rate debt. The Company does not use derivative financial instruments for speculative or trading purposes.

As of September 30, 2016, the Company had nine open foreign exchange forward contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2016 and the first six months of 2017 with notional amounts totaling $118.8 million. These contracts were executed to hedge the risk of the potential volatility in the cash flows resulting from fluctuations in currency exchange rates during the remainder of 2016 and the first six months of 2017. These transactions are accounted for as cash flow hedges, as such, the effective portion of the gain or loss on the contracts is recorded as unrealized gains (losses) on derivatives included in AOCI. For accounting purposes these hedges are deemed to be highly effective. As of September 30, 2016 and December 31, 2015, the Company had recorded gross unrealized losses of $8.6 million and $5.2 million, respectively, related to foreign exchange forward contracts. Upon expiration of the hedge instruments in 2016 and the first six months of 2017, the Company will reclassify the unrealized holding gains and losses on the derivative instruments included in AOCI into earnings. The unrealized losses are included in other current liabilities on the accompanying condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015.

On June 3, 2015, the Company entered into seven forward starting interest rate swaps with a notional value of $440.0 million in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. Interest on the swaps began accruing on June 30, 2016 and the interest rate swaps expire between March 31, 2017 and March 31, 2020. The critical terms of the interest rate swaps are substantially the same as those of the Company’s senior secured credit facilities, including quarterly interest settlements. These interest rate swaps are being accounted for as cash flow hedges as these transactions were executed to hedge the Company’s interest payments, and for accounting purposes these hedges are deemed to be highly effective. As such, changes in the fair value of these derivative instruments are recorded as unrealized gains (losses) on derivatives included in AOCI. The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparty, which, when they occur, are reflected as interest expense on the condensed consolidated statements of income. These payments, together with the variable rate of interest incurred on the underlying debt, result in a fixed rate of interest of 2.1% plus the applicable margin on the affected borrowings. These interest rate swaps will result in a total debt mix of approximately 50% fixed rate debt and 50% variable rate debt. The Company expects that $5.3 million of unrealized losses will be reclassified out of AOCI and will form the interest rate swap component of the 2.1% fixed rate of interest incurred over the next 12 months as the underlying net payments are settled.

The fair values of the Company’s derivative instruments designated as hedging instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table (in thousands):

	Balance Sheet Classification	September 30, 2016	December 31, 2015
Foreign exchange forward contracts	Other current liabilities	$8,564	$5,194
Interest rate swaps	Other current liabilities	$14,186	$5,698

The effect of the Company’s cash flow hedging instruments on other comprehensive income (loss) is summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign exchange forward contracts	$3,668	$(3,795)	$(3,370)	$2,594
Interest rate swaps	4,372	(4,541)	(5,388)	(1,279)
Total	$8,040	$(8,336)	$(8,758)	$1,315

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

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of September 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$39,878	$—	$—	$39,878
Available-for-sale securities	408	—	—	408
Total	$40,286	$—	$—	$40,286
Liabilities:
Foreign exchange forward contracts	$—	$8,564	$—	$8,564
Interest rate swaps	—	14,186	—	14,186
Contingent consideration	—	—	4,500	4,500
Total	$—	$22,750	$4,500	$27,250

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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the nine months ended September 30 (in thousands):

	Contingent Consideration – Accounts Payable and Accrued Expenses
	2016	2015
Balance as of January 1	$4,374	$1,452
Revaluations included in earnings	126	6,002
Balance as of September 30	$4,500	$7,454

The revaluations for the contingent consideration are recognized in other expense (income), net on the accompanying condensed consolidated statements of income.

Non-recurring Fair Value Measurements

Certain assets are carried on the accompanying condensed consolidated balance sheets at cost and are not remeasured to fair value on a recurring basis. These assets include cost and equity method investments that are written down to fair value for declines which are deemed to be other-than-temporary, and goodwill and identifiable intangible assets which are tested for impairment annually and when a triggering event occurs. See Note 13 for additional information.

As of September 30, 2016, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling approximately $1,106.0 million and were identified as Level 3. These assets are comprised of cost and equity method investments of $67.8 million, goodwill of $691.4 million and other identifiable intangibles, net of $346.8 million.

The estimated fair value of the Company’s long-term debt approximates its carrying value as of September 30, 2016 and December 31, 2015. The estimated fair value of the long-term debt is primarily based on rates in which the debt is traded among banks.

10. Stockholders’ Deficit

Equity Repurchase Program

During the nine months ended September 30, 2016, the Company repurchased 1,486,679 shares of its common stock under a previously approved equity repurchase program (the “Repurchase Program”) at an average market price per share of $65.67 for an aggregate purchase price of $97.6 million. From the plan’s inception in October 2013 through September 30, 2016, the Company has repurchased a total of $678.2 million of its securities under the Repurchase Program, consisting of $59.1 million of stock options and $619.1 million of common stock. As of September 30, 2016, the Company has remaining authorization to repurchase up to $46.8 million of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program. See Note 18 for additional information.

Non-controlling Interests

Below is a summary of non-controlling interests for the nine months ended September 30 (in thousands):

	2016	2015
Balance as of January 1	$228,536	$49
Investment by non-controlling interest	1,274	231,030
Comprehensive income (loss):
Net income (loss)	11,704	(2,418)
Foreign currency adjustments, net of income tax	(10,009)	(2,566)
Balance as of September 30	$231,505	$226,095

11. Restructuring

2016 Plan

During 2016, the Company’s Board of Directors (the “Board”) approved a restructuring plan for approximately $41 million, primarily for severance and other exit costs, to align its resources and reduce overcapacity. These actions are expected to continue throughout 2016 and 2017, and are expected to consist of severance, facility closure and other exit-related costs. During the nine months ended September 30, 2016, the Company has recognized approximately $22.3 million, $2.2 million and $2.1 million of restructuring costs related to this plan for activities in the Product Development segment, Integrated Healthcare Services segment and corporate activities, respectively.

2015 Plans

During 2015, the Board approved a restructuring plan for approximately $30.0 million to align the Company’s resources and reduce overcapacity. These actions are expected to continue throughout 2016, and are expected to consist of severance, facility closure and other exit-related costs. Since the start of this plan in 2015, the Company has recognized approximately $12.0 million, $8.9 million and $952,000 of restructuring costs related to this plan for activities in the Product Development segment, Integrated Healthcare Services segment and corporate activities, respectively.

Also, in connection with consummating the joint venture transaction with Quest Diagnostics Incorporated, during 2015, a restructuring plan was approved to reduce facility overcapacity and eliminate redundant roles. These actions are expected to continue throughout 2016 and 2017, and are expected to consist of severance, facility closure and other exit-related costs of approximately $14.0 million. Since the start of this plan in 2015, the Company has recognized approximately $9.6 million of restructuring costs related to this plan for activities in the Product Development segment.

The following amounts were recorded for the restructuring plans (in thousands):

	Severance and Related Costs	Exit Costs	Total
Balance at December 31, 2015	$12,179	$1,385	$13,564
Expense, net of reversals	26,470	1,321	27,791
Payments	(23,419)	(1,658)	(25,077)
Foreign currency translation and other	(1,858)	827	(1,031)
Balance at September 30, 2016	$13,372	$1,875	$15,247

Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects the majority of the restructuring accruals at September 30, 2016 will be paid in 2016 and 2017.

12. Merger Related Costs

Merger related costs include the direct and incremental costs associated with the Merger such as investment banking, legal, accounting and consulting fees. The Company recognized approximately $3.7 million and $12.7 million of such costs during the three and nine months ended September 30, 2016, respectively.

13. Impairment Charges

During the third quarter of 2016 as part of its annual impairment review, the Company determined that it was more likely than not that the fair value of its Encore reporting unit was less than its carrying amount due to certain strategic initiatives not performing as expected resulting in a decline in service revenues. The Company performed a quantitative analysis using the present value of the estimated future cash flows, which confirmed that the Encore reporting unit’s goodwill was impaired. The Company proceeded to perform step two of its Encore goodwill impairment assessment which resulted in the recognition of impairment losses of $23.1 million and $4.8 million for other-than-temporary declines in the fair value of goodwill and identifiable intangible assets, respectively.

14. Employee Benefit Plans

Defined Benefit Plans

The following table summarizes the components of pension expense related to the Company’s defined benefit plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$4,491	$3,554	$13,122	$11,419
Interest cost	891	867	2,741	2,600
Expected return on plan assets	(805)	(869)	(2,549)	(2,583)
Amortization of actuarial losses	229	225	661	680
	$4,806	$3,777	$13,975	$12,116

Other

As of September 30, 2016 and December 31, 2015, the Company had a severance accrual included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets of $2.4 million and $3.3 million, respectively. The Company recognizes obligations associated with severance related to contractual termination benefits at fair value on the date that it is probable that the affected employees will be entitled to the benefit and the amount can reasonably be estimated. The severance accrual is related to cost reduction programs that will result in severance for approximately 270 positions. During the first nine months of 2016, the Company recognized approximately $513,000 of net reversals related to these cost reduction programs in the Product Development segment, primarily as a result of affected individuals transferring into other positions within the Company. The Company expects the majority of the severance accrual at September 30, 2016 will be paid in 2017.

The following amounts were recorded for the severance associated with cost reduction programs (in thousands):

Balance at December 31, 2015	$3,337
Expense, net of reversals	(513)
Payments	(344)
Foreign currency translation	(45)
Balance at September 30, 2016	$2,435

15. Comprehensive Income

Below is a summary of the components of AOCI (in thousands):

	Foreign Currency Translation	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2015	$(116,830)	$(708)	$(13,992)	$(13,264)	$33,428	$(111,366)
Other comprehensive (loss) income before reclassifications	(30,272)	12	(26,352)	255	12,869	(43,488)
Reclassification adjustments	—	—	17,594	661	(4,377)	13,878
Balance at September 30, 2016	$(147,102)	$(696)	$(22,750)	$(12,348)	$41,920	$(140,976)

Below is a summary of the (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item (in thousands):

	Affected Financial Statement	Three Months Ended September 30,		Nine Months Ended September 30,
Reclassification Adjustments	Line Item	2016	2015	2016	2015
Derivative instruments:
Interest rate swaps	Interest expense	$1,600	$3,130	$4,700	$9,233
Foreign exchange forward contracts	Service revenues	6,062	859	12,894	5,340
Total before income taxes		7,662	3,989	17,594	14,573
Income tax benefit		1,713	1,377	4,144	4,623
Total net of income taxes		$5,949	$2,612	$13,450	$9,950
Defined benefit plans:
Amortization of actuarial losses	See Note 14	$229	$225	$661	$680
Total before income taxes		229	225	661	680
Income tax benefit		82	83	233	251
Total net of income taxes		$147	$142	$428	$429

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

Certain costs are not allocated to the Company’s segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation, and expenses for corporate overhead functions such as senior leadership, finance, human resources, information technology, facilities and legal. The Company does not allocate restructuring costs, merger related costs or impairment charges to its segments. Information presented below is in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service revenues
Product Development	$874,312	$810,045	$2,601,909	$2,345,971
Integrated Healthcare Services	262,111	283,435	809,600	851,849
Total service revenues	1,136,423	1,093,480	3,411,509	3,197,820
Costs of revenue, service costs
Product Development	499,638	461,858	1,513,353	1,352,730
Integrated Healthcare Services	204,153	221,200	631,643	676,000
Total costs of revenue, service costs	703,791	683,058	2,144,996	2,028,730
Selling, general and administrative expenses
Product Development	167,732	166,758	505,378	478,643
Integrated Healthcare Services	35,172	38,186	111,422	114,953
General corporate and unallocated	30,741	26,471	83,987	83,323
Total selling, general and administrative expenses	233,645	231,415	700,787	676,919
Income from operations
Product Development	206,942	181,429	583,178	514,598
Integrated Healthcare Services	22,786	24,049	66,535	60,896
General corporate and unallocated	(30,741)	(26,471)	(83,987)	(83,323)
Restructuring costs	467	(11,984)	(27,791)	(23,542)
Merger related costs	(3,747)	—	(12,689)	—
Impairment charges	(27,937)	—	(27,937)	—
Total income from operations	$167,770	$167,023	$497,309	$468,629

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation and amortization expense
Product Development	$29,593	$26,681	$82,575	$74,110
Integrated Healthcare Services	4,020	5,118	12,549	15,497
General corporate and unallocated	990	1,085	3,244	3,617
Total depreciation and amortization expense	$34,603	$32,884	$98,368	$93,224

17. Earnings Per Share

The following table presents the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share if they are subject to performance conditions or if the effect of including such stock-based awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Shares subject to performance conditions	198	51	161	40
Shares subject to anti-dilutive stock-based awards	718	952	1,198	1,036
Total shares excluded from diluted earnings per share	916	1,003	1,359	1,076

The vesting of performance units is contingent upon the achievement of certain performance targets. The performance units are not included in diluted earnings per share until the performance targets have been met.

Stock-based awards will have a dilutive effect under the treasury method when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds.

18. Subsequent Events

Merger

On October 3, 2016, pursuant to the terms of the Merger Agreement, IMS Health merged with and into Quintiles, with Quintiles continuing as the Surviving Corporation. The combination of Quintiles and IMS Health capabilities and resources creates an information and technology enabled healthcare service provider with a full suite of end-to-end clinical and commercial offerings. The Merger will be accounted for as a business combination with Quintiles considered the accounting and the legal acquirer. At the effective time of the Merger, IMS Health common stock was automatically converted into 0.3840 of a share of the Company’s common stock. In addition, IMS Health equity awards held by current employees and certain members of the former IMS Health board of directors were converted into the Company’s equity awards after giving effect to the exchange ratio. The terms of these awards, including vesting provisions, are substantially consistent to those of the historical IMS Health equity awards. All of the Company’s and IMS Health’s performance units outstanding at the date of the Merger were converted into restricted stock units with service based vesting requirements. The merger consideration is estimated to be approximately $10.4 billion (based on the closing price of the Company’s common stock on October 3, 2016), and consists of the fair value of the Company’s common stock issued (approximately 126.6 million shares) in exchange for the IMS Health common stock as well as the fair value of the vested portion of the converted IMS Health equity awards. The calculation of the estimated consideration is subject to change as the Company is in the process of completing the final analysis of certain components of the purchase price.

The Company has not completed the detailed valuations necessary to determine the estimated fair value of the assets acquired and the liabilities assumed. The Company estimates that $10 billion of fair value will be assigned to acquired assets, including $10 billion of identifiable tangible and intangible assets, and $9 billion of liabilities assumed, with the remainder representing approximately $9 billion of goodwill. Goodwill, primarily attributable to the assembled workforce of IMS Health and the expected synergies, will not be deductible for income tax purposes. The Company’s assessment of fair value and the purchase price accounting are preliminary and subject to change upon completion.

The following unaudited pro forma information presents the financial results as if the acquisition of IMS Health had occurred on January 1, 2015 with pro forma adjustments to give effect to i) an increase in depreciation and amortization expense for fair value adjustments of property, plant and equipment and intangible assets, ii) an increase in stock-based compensation expense resulting from the exchange of the vested IMS Health equity awards for the Company’s equity awards, iii) to present transaction costs in the 2015 periods, and iv) the related income tax effects. The pro forma results do not include any anticipated cost synergies, costs or other effects of the planned integration of IMS Health. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred for the periods presented below had the IMS Health acquisition been completed on January 1, 2015, nor are they indicative of the future operating results of the Company.

The following table summarizes the pro forma results (in thousands, except earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Product and service revenues	$1,926,000	$1,828,000	$5,775,000	$5,305,000
Reimbursed expenses	361,000	331,000	1,128,000	1,018,000
Total revenues	$2,287,000	$2,159,000	$6,903,000	$6,323,000
Net income attributable to Quintiles IMS Holdings, Inc.	$88,000	$113,000	$255,000	$525,000
Earnings per share attributable to common stockholders:
Basic	$0.36	$0.45	$1.04	$2.10
Diluted	$0.35	$0.44	$1.02	$2.04

Financing Transactions

On October 3, 2016, the Company repaid in full ($1,389.4 million) the term loans outstanding under the Quintiles Transnational Corp. senior secured credit facilities. These redemptions were funded by the proceeds of new debt issued by IMS Health on September 28, 2016 and therefore assumed by the Company upon closing of the Merger. This new debt issued on September 28, 2016, totaling principal amount of $1,750 million, consists of (i) $1,050 million of 5% senior notes due 2026 (the “5% Dollar Notes”) and (ii) €625 million of 3.5% senior notes due 2024 (the “3.5% Euro Notes” and, together with the 5% Dollar Notes, the “2016 Notes”). The 2016 Notes are unsecured obligations. The 5% Dollar Notes will mature on October 15, 2026 and will bear interest at the rate of 5% per year, with interest payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2017. The 3.5% Euro Notes will mature on October 15, 2024 and will bear interest at the rate of 3.5% per year, with interest payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2017.

On October 3, 2016, the Company refinanced the term A loans due 2019 (approximately $884 million) assumed in the Merger with a term A loan facility due in 2021 for an aggregate principal amount of approximately $1,350 million comprised of both U.S. Dollar denominated term A loans and Euro denominated term A loans. Additionally, the revolving credit facility was refinanced to an aggregate principal amount equal to $1,000 million comprised of a $450 million senior secured revolving facility available in U.S. Dollars, a $400 million senior secured revolving facility available in U.S. Dollars, Euros, Swiss Francs and other foreign currencies and a $150 million senior secured revolving facility available in U.S. Dollars and Yen. Under certain circumstances, the maturity date of the term A loans and the senior secured revolving facility may be accelerated to 2020. The additional proceeds were used, in part, to fund the redemption of the $500 million of 6% Senior Notes due 2020 assumed in the Merger which occurred on November 1, 2016.

Equity Repurchase Program

On November 1, 2016, the Board increased its stock repurchase authorization under the previously approved equity repurchase program by $1.5 billion. The total authorization available for stock repurchases is approximately $1,546.8 million. The equity repurchase program does not obligate the Company to acquire any particular amount of common stock, and may be modified, extended, suspended or discontinued at any time.

Repatriation of Indefinitely Reinvested Earnings

As a result of the merger with IMS Health, the Company is currently evaluating the domestic and foreign cash positions for the Surviving Corporation. Absent the merger and as of September 30, 2016, the earnings of most of the Company's foreign subsidiaries are considered indefinitely reinvested outside the United States. If the Surviving Corporation determines that repatriation of some or all of these indefinitely reinvested earnings held outside of the United States may be needed to fund the stock repurchase or other merger related items, it could incur an additional income tax liability of up to an estimated $175.0 million.

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

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, the ability of IMS Health Holdings, Inc. (“IMS Health”) and Quintiles Transnational Holdings Inc. (“Quintiles”) to integrate their businesses successfully and to achieve anticipated cost savings and other synergies; the possibility that other anticipated benefits of the proposed transaction will not be realized, including without limitation, anticipated revenues, expenses, earnings and other financial results, and growth and expansion of the new combined company’s operations, and the anticipated tax treatment; possible disruptions from our combination with IMS Health through a “merger of equals” business combination (the “Merger”) that could harm our businesses, including current plans and operations; our ability to retain, attract and hire key personnel; potential adverse reactions or changes to relationships with clients, employees, suppliers or other parties resulting from the announcement or completion of the merger; that most of our contracts may be terminated on short notice, and we may be unable to maintain large client contracts or to enter into new contracts; our financial results may be adversely affected if we underprice our contracts, overrun our cost estimates or fail to receive approval for or experience delays in documenting change orders; the historical indications of the relationship of our backlog to revenues may not be indicative of their future relationship; we may be unable to maintain our information systems or effectively update them; client or therapeutic concentration could harm our business; our business is subject to risks associated with international operations, including economic, political and other risks, such as compliance with a myriad of laws and regulations, complications from conducting clinical trials in multiple countries simultaneously and changes in exchange rates; the market for our services may not grow as we expect; government regulators or our clients may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; we may be unable to successfully develop and market new services or enter new markets; our failure to perform services in accordance with contractual requirements, regulatory standards and ethical considerations may subject us to significant costs or liability, which could also damage our reputation and cause us to lose existing business or not receive new business; our services are related to treatment of human patients, and we could face liability if a patient is harmed; we may be unable to successfully identify, acquire and integrate businesses, services and technologies; our investments in our clients’ businesses or drugs and our related commercial rights strategies could have a negative impact on our financial performance; we face risks arising from the restructuring of our operations; our restructuring plans may not result in the annualized cost savings we expect; and we have substantial indebtedness and may incur additional indebtedness in the future, which could adversely affect our financial condition. For a further discussion of the risks relating to our business, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as updated by our quarterly reports on Form 10-Q.

Overview

Our business is currently organized in two reportable segments, Product Development and Integrated Healthcare Services. As a result of the Merger and beginning with our reporting for the year ending December 31, 2016, we expect our business will be organized in three reportable segments, Commercial Solutions, Research & Development Solutions and Integrated Engagement Services.

Product Development

Product Development provides services and expertise that allow biopharmaceutical companies to outsource the clinical development process from first-in-man clinical trials to post-launch monitoring. Our comprehensive service offerings provide the support and functional expertise necessary at each stage of development, as well as the systems and analytical capabilities to help our clients improve product development efficiency and effectiveness. Product Development is comprised of clinical solutions and services and advisory services. Clinical solutions and services provides services necessary to develop biopharmaceutical products. These services include project management and clinical monitoring functions for conducting multi-site clinical trials (generally Phase II-IV), (collectively “core clinical”). These also include clinical trial support services that improve clinical trial decision-making, such as global clinical trial laboratories, data management, biostatistical, safety and pharmacovigilance, early clinical development trials (generally Phase I), and strategic planning and design services, which help improve decisions and performance. We also provide functional resourcing services that cover a range of areas. Advisory services provides strategy and management advisory services based on life science expertise and advanced analytics, as well as regulatory and compliance advisory services.

In July 2015, we combined our global clinical trials laboratory operations in our Product Development segment with the clinical trials laboratory operations of Quest Diagnostics Incorporated (“Quest”) with the resulting combined business referred to as Q2 Solutions. We own 60% of Q2 Solutions and Quest owns the remaining 40%. The Q2 Solutions transaction was accounted for as a business combination and is included in our consolidated financial information since the acquisition date with a non-controlling interest for the portion which we do not own.

Integrated Healthcare Services

Integrated Healthcare Services provides a broad array of services including commercial services, such as providing contract biopharmaceutical sales forces in key geographic markets, as well as a growing number of healthcare business services for the broader healthcare sector. Our customized commercialization services are designed to accelerate the commercial success of biopharmaceutical and other health-related products. Service offerings include commercial services (sales representatives, strategy, marketing communications and other areas related to market access and commercialization), real-world and late phase research (drug therapy analysis, real-world research and evidence-based medicine, including research studies to prove a drug’s value), other healthcare services (comparative and cost-effectiveness research capabilities, decision support services, communication services and health engagement, medication adherence and health outcome optimization services, and web-based systems for measuring quality improvement), and electronic health records implementation and advisory services.

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

We have collection risk on contractually reimbursable expenses, and, from time to time, are unable to obtain reimbursement from the client for costs incurred. When such an expense is not reimbursed, it is classified as costs of revenue, service costs on the condensed consolidated statements of income.

Foreign Currency Translation

In the first nine months of 2016, approximately 33% of our service revenues were denominated in currencies other than the United States dollar. Because a large portion of our service revenues and expenses are denominated in currencies other than the United States dollar and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our consolidated results.

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

Consolidated Results of Operations

Please note the following discussion does not include the results of operations of IMS Health. Because the closing of the Merger occurred on October 3, 2016, IMS Health’s results of operations are not included in our results of operations or financial condition for the periods presented herein.

Backlog and Net New Business

Beginning with the third quarter of 2016, we are reporting net new business and backlog on an as-contracted basis (signed binding commitments and signed contracts during the period), for the Product Development segment only, with net new business reported on a rolling basis for the last twelve months. Previously, net new business included non-binding written awards, which was consistent with industry practice. We believe the “as-contracted” method is a more conservative and precise approach as it requires a higher threshold and less judgment for backlog inclusion. Net new business totaled $4.4 billion for the 12 months ended September 30, 2016 compared to $4.0 billion for the 12 months ended September 30, 2015. Third quarter contracted net new business was softer than usual and was impacted by a significant project cancellation in the latter part of the quarter resulting from the reprioritization of one client’s pipeline. Ending backlog was $9.4 billion at September 30, 2016, and we expect $2.7 billion of this backlog to convert to revenue in the next 12 months.

Summary Results of Operations

The following tables present a summary of our results of operations:

	Three			Three
	Months Ended	Change		Months Ended
	September 30,	Currency	Constant	September 30,
	2015	Impact	Currency	2016
	(in thousands)
Service revenues	$1,093,480	$3,485	$39,458	$1,136,423
Costs of revenue, service costs	683,058	(1,188)	21,921	703,791
Selling, general and administrative expenses	231,415	(3,672)	5,902	233,645
Restructuring costs	11,984	(10)	(12,441)	(467)
Merger related costs	—	—	3,747	3,747
Impairment charges	—	—	27,937	27,937
Income from operations	$167,023	$8,355	$(7,608)	$167,770

	Nine			Nine
	Months Ended	Change		Months Ended
	September 30,	Currency	Constant	September 30,
	2015	Impact	Currency	2016
	(in thousands)
Service revenues	$3,197,820	$2,332	$211,357	$3,411,509
Costs of revenue, service costs	2,028,730	(25,558)	141,824	2,144,996
Selling, general and administrative expenses	676,919	(12,054)	35,922	700,787
Restructuring costs	23,542	(318)	4,567	27,791
Merger related costs	—	—	12,689	12,689
Impairment charges	—	—	27,937	27,937
Income from operations	$468,629	$40,262	$(11,582)	$497,309

For information regarding our results of operations for Product Development and Integrated Healthcare Services, refer to “Segment Results of Operations” later in this section.

Service Revenues

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in millions)
Service revenues	$1,136.4	$1,093.5	$42.9	3.9%

For the third quarter of 2016, our service revenues increased $42.9 million, or 3.9%, as compared to the same period in 2015. This increase was comprised of constant currency service revenue growth of approximately $39.4 million, or 3.6%, and a positive impact of approximately $3.5 million from the effects of foreign currency fluctuations. The constant currency service revenue growth was comprised of a $69.5 million increase in Product Development, partially offset by a $30.1 million decrease in Integrated Healthcare Services.

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in millions)
Service revenues	$3,411.5	$3,197.8	$213.7	6.7%

For the first nine months of 2016, our service revenues increased $213.7 million, or 6.7%, as compared to the same period in 2015. This increase was comprised of constant currency service revenue growth of approximately $211.4 million, or 6.6%, and a positive impact of approximately $2.3 million from the effects of foreign currency fluctuations. The constant currency service revenue growth was comprised of a $267.1 million increase in Product Development, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by a $55.7 million decrease in Integrated Healthcare Services.

Costs of Revenue, Service Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in millions)
Costs of revenue, service costs	$703.8	$683.1	$2,145.0	$2,028.7
% of service revenues	61.9%	62.5%	62.9%	63.4%

When compared to the same period in 2015, service costs in the third quarter of 2016 increased $20.7 million. This increase included a constant currency increase in expenses of approximately $21.8 million, or 3.2%, partially offset by a positive impact of approximately $1.1 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $44.4 million increase in Product Development, partially offset by a $22.6 million decrease in Integrated Healthcare Services.

When compared to the same period in 2015, service costs in the first nine months of 2016 increased $116.3 million. This increase included a constant currency increase in expenses of approximately $141.9 million, or 7.0%, partially offset by a positive impact of approximately $25.6 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $193.5 million increase in Product Development, which included the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by a $51.6 million decrease in Integrated Healthcare Services.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in millions)
Selling, general and administrative expenses	$233.6	$231.4	$700.8	$676.9
% of service revenues	20.6%	21.2%	20.5%	21.2%

The $2.2 million increase in selling, general and administrative expenses in the third quarter of 2016 included a constant currency increase of $5.9 million, or 2.6%, partially offset by a positive impact of approximately $3.7 million from the effects of foreign currency fluctuations. The constant currency growth was comprised primarily of a $3.9 million increase in Product Development and a $5.2 million increase in general corporate and unallocated expenses, partially offset by a $3.2 million decrease in Integrated Healthcare Services.

The $23.9 million increase in selling, general and administrative expenses in the first nine months of 2016 included a constant currency increase of $36.0 million, or 5.3%, partially offset by a positive impact of approximately $12.1 million from the effects of foreign currency fluctuations. The constant currency growth was comprised primarily of a $36.4 million increase in Product Development, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, and a $2.8 million increase in general corporate and unallocated expenses, partially offset by a $3.2 million decrease in Integrated Healthcare Services.

The constant currency increase in general corporate and unallocated expenses for both the three and nine months ended September 30, 2016, was primarily due to higher stock-based compensation expense.

Restructuring Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Restructuring costs	$(0.5)	$12.0	$27.8	$23.5

During the three and nine months ended September 30, 2016, we recognized $467,000 of net reversals for changes in estimates and $27.8 million of restructuring charges, net of reversals, respectively, under our existing restructuring plans. The remaining actions under these plans are expected to occur throughout 2016 and 2017, and are expected to consist of severance, facility closure and other exit-related costs. We believe that these plans will result in annualized cost savings of approximately $90.0 million to $100.0 million.

Merger Related Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Merger related costs	$3.7	$—	$12.7	$—

During the three and nine months ended September 30, 2016, we recognized $3.7 million and $12.7 million, respectively, of such costs. Merger related costs include the direct and incremental costs associated with the Merger such as investment banking, legal, accounting and consulting fees.

Impairment Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Impairment charges	$27.9	$—	$27.9	$—

During the three and nine months ended September 30, 2016, the Company recognized $27.9 million of impairment losses for other than temporary declines in fair value of goodwill ($23.1 million) and identifiable intangible assets ($4.8 million) in our Encore reporting unit. See Note 13 to our condensed consolidated financial statements for additional information.

Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Interest income	$(0.7)	$(1.1)	$(2.2)	$(3.5)
Interest expense	$24.5	$25.4	$72.9	$76.3

Interest income includes interest received primarily from bank balances and investments.

Interest expense during the three and nine months ended September 30, 2016 was lower than the same periods in 2015 due to a decrease in the average rate of interest incurred on our debt as compared to the same periods in 2015. For the nine months ended September 30, 2016, these decreases were partially offset by an increase in the average debt outstanding, primarily as a result of the senior secured credit agreement and senior notes issued in May 2015.

Loss on Extinguishment of Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Loss on extinguishment of debt	$—	$—	$—	$7.8

In the second quarter of 2015, we recognized a $7.8 million loss on extinguishment of debt related to the refinancing of our senior secured credit facilities. The loss on extinguishment of debt included $1.1 million of unamortized debt issuance costs, $1.3 million of unamortized discount and $5.4 million of related fees and expenses.

Other Expense (Income), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Other expense (income), net	$1.7	$(0.9)	$3.4	$7.9

Other expense (income), net for the third quarter of 2016 primarily consisted of $3.7 million of foreign currency net losses, partially offset by $1.7 million of investment gains. Other expense (income), net for the third quarter of 2015 primarily included $2.1 million of foreign currency net gains.

Other expense (income), net for the first nine months of 2016 primarily consisted of $6.3 million of foreign currency net losses, partially offset by $2.4 million of investment gains. Other expense (income), net for the first nine months of 2015 primarily consisted of $644,000 of foreign currency net losses and $6.0 million of expense related to the change in fair value of contingent consideration related to an acquisition.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Income tax expense	$38.5	$40.2	$117.9	$108.0

The effective income tax rate was 27.1% and 28.0% in the third quarter of 2016 and 2015, respectively, and 27.9% and 28.4% in the first nine months of 2016 and 2015, respectively.

Equity in Earnings (Losses) of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Equity in earnings (losses) of unconsolidated affiliates	$0.2	$5.4	$(1.0)	$8.0

Equity in earnings (losses) of unconsolidated affiliates primarily included earnings (losses) from our investment in NovaQuest Pharma Opportunities Fund III, L.P.

Net (Income) Loss Attributable to Non-controlling Interests

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net (income) loss attributable to non-controlling interests	$(4.8)	$2.4	$(11.7)	$2.4

Net (income) loss attributable to non-controlling interests primarily included Quest’s interest in Q2 Solutions.

Segment Results of Operations

Service revenues and income from operations by segment are as follows (dollars in millions):

Three Months Ended September 30, 2016 and 2015
	Service Revenues		Income from Operations		Operating Profit Margin
	2016	2015	2016	2015	2016	2015
Product Development	$874.3	$810.1	$206.9	$181.4	23.7%	22.4%
Integrated Healthcare Services	262.1	283.4	22.8	24.0	8.7	8.5
Total segments	1,136.4	1,093.5	229.7	205.4	20.2%	18.8%
General corporate and unallocated			(30.8)	(26.4)
Restructuring costs			0.5	(12.0)
Merger related costs			(3.7)	—
Impairment charges			(27.9)	—
Consolidated	$1,136.4	$1,093.5	$167.8	$167.0

Nine Months Ended September 30, 2016 and 2015
	Service Revenues		Income from Operations		Operating Profit Margin
	2016	2015	2016	2015	2016	2015
Product Development	$2,601.9	$2,346.0	$583.2	$514.6	22.4%	21.9%
Integrated Healthcare Services	809.6	851.8	66.5	60.9	8.2	7.1
Total segments	3,411.5	3,197.8	649.7	575.5	19.0%	18.0%
General corporate and unallocated			(84.0)	(83.4)
Restructuring costs			(27.8)	(23.5)
Merger related costs			(12.7)	—
Impairment charges			(27.9)	—
Consolidated	$3,411.5	$3,197.8	$497.3	$468.6

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation, and expenses for corporate overhead functions such as senior leadership, finance, human resources, information technology (“IT”), facilities and legal. We do not allocate restructuring costs, merger related costs or impairment charges to our segments.

Product Development

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in millions)
Service revenues	$874.3	$810.1	$64.2	7.9%
Costs of revenue, service costs	499.6	461.9	37.7	8.2
as a percentage of service revenues	57.1%	57.0%
Selling, general and administrative expenses	167.8	166.8	1.0	0.6
as a percentage of service revenues	19.2%	20.6%
Segment income from operations	$206.9	$181.4	$25.5	14.1%
as a percentage of service revenues	23.7%	22.4%

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in millions)
Service revenues	$2,601.9	$2,346.0	$255.9	10.9%
Costs of revenue, service costs	1,513.4	1,352.7	160.7	11.9
as a percentage of service revenues	58.2%	57.7%
Selling, general and administrative expenses	505.3	478.7	26.6	5.6
as a percentage of service revenues	19.4%	20.4%
Segment income from operations	$583.2	$514.6	$68.6	13.3%
as a percentage of service revenues	22.4%	21.9%

Service Revenues

Product Development’s service revenues were $874.3 million in the third quarter of 2016, an increase of $64.2 million, or 7.9%, over the same period in 2015. This increase was comprised of constant currency service revenue growth of $69.5 million, or 8.6%, partially offset by a negative impact of approximately $5.3 million from the effects of foreign currency fluctuations. The constant currency service revenue growth primarily included $75.1 million from a volume-related increase from clinical solutions and services, partially offset by a decline in advisory services.

Product Development’s service revenues were $2,601.9 million in the first nine months of 2016, an increase of $255.9 million, or 10.9%, over the same period in 2015. This increase was comprised of constant currency service revenue growth of $267.1 million, or 11.4%, partially offset by a negative impact of approximately $11.2 million from the effects of foreign currency fluctuations. The constant currency service revenue growth primarily included $201.5 million from a volume-related increase from clinical solutions and services, and the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by a decline in advisory services.

The volume-related service revenue growth for both the three and nine months ended September 30, 2016 was primarily related to core clinical services and clinical trial support services. This growth was due largely to execution on the higher backlog in place as we entered the year. This growth for the nine months ended September 30, 2016 was partially offset by $16.9 million of revenue recognized in the second quarter of 2015 related to the early close out of a client arrangement that did not recur in 2016.

The constant currency service revenue growth in the three and nine month periods was negatively impacted by $7.2 million and $25.7 million, respectively, related to clauses in certain client contracts that adjust pricing for movements in foreign currency exchange rates and losses under foreign exchange forward contracts.

Costs of Revenue, Service Costs

Product Development’s service costs increased approximately $37.7 million in the third quarter of 2016 over the same period in 2015. This increase included constant currency growth of $44.4 million, or 9.7%, partially offset by $6.7 million from the positive effects of foreign currency fluctuations.

Product Development’s service costs increased approximately $160.7 million in the first nine months of 2016 over the same period in 2015. This increase included constant currency growth of $193.5 million, or 14.3%, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by $32.8 million from the positive effects of foreign currency fluctuations.

The constant currency service cost growth for both the three and nine months ended September 30, 2016 was primarily due to an increase in compensation and related expenses. The increase in compensation and related expenses resulted from (i) an increase in billable headcount resulting from the higher volume of constant currency revenue, (ii) our continued investment in our global delivery network (“GDN”) which is a coordinated global delivery model that enables us to provide standardized, centrally-managed services from seven hub locations across five countries, (iii) annual merit increases and (iv) an increase in competition for qualified personnel in certain markets. The constant currency service cost growth for the nine months ended September 30, 2016 also included the incremental impact from the Q2 Solutions transaction and a $10.1 million reserve for certain potentially non-reimbursable expenses. These increases in cost were partially offset by $17.2 million of expense recognized in the second quarter of 2015 related to the early close out of a client arrangement that did not recur in 2016. As a percent of service revenues, Product Development’s service costs were 57.1% and 57.0% during the third quarter of 2016 and 2015, respectively, and 58.2% and 57.7% during the first nine months of 2016 and 2015, respectively. Service costs as a percentage of service revenues in the three and nine months ended September 30, 2016 reflect the constant currency service cost growth noted above, partially offset by the benefit from foreign currency fluctuations. Service costs as a percentage of service revenues in the nine months ended September 30, 2016 also reflect the incremental impact from the Q2 Solutions transaction.

Selling, General and Administrative Expenses

Product Development’s selling, general and administrative expenses increased approximately $1.0 million, or 0.6%, in the third quarter of 2016 as compared to the same period in 2015. This increase was caused by constant currency growth of $3.9 million, partially offset by a reduction of $2.9 million from foreign currency fluctuations. As a percent of service revenues, Product Development’s selling, general and administrative expenses were 19.2% and 20.6% during the third quarter of 2016 and 2015, respectively.

Product Development’s selling, general and administrative expenses increased approximately $26.6 million, or 5.6%, in the first nine months of 2016 as compared to the same period in 2015. This increase was caused by constant currency growth of $36.4 million, partially offset by a reduction of $9.8 million from foreign currency fluctuations. As a percent of service revenues, Product Development’s selling, general and administrative expenses were 19.4% and 20.4% during the first nine months of 2016 and 2015, respectively.

The constant currency increase for both the three and nine months ended September 30, 2016 was primarily due to higher compensation and related expenses due to annual merit increases and an increase in headcount. The constant currency increase for the nine months ended September 30, 2016 also included the incremental impact from the businesses that Quest contributed to Q2 Solutions and an increase in bad debt expense.

Integrated Healthcare Services

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in millions)
Service revenues	$262.1	$283.4	$(21.3)	(7.5)%
Costs of revenue, service costs	204.2	221.2	(17.0)	(7.7)
as a percentage of service revenues	77.9%	78.0%
Selling, general and administrative expenses	35.1	38.2	(3.1)	(7.9)
as a percentage of service revenues	13.4%	13.5%
Segment income from operations	$22.8	$24.0	$(1.2)	(5.3)%
as a percentage of service revenues	8.7%	8.5%

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in millions)
Service revenues	$809.6	$851.8	$(42.2)	(5.0)%
Costs of revenue, service costs	631.6	676.0	(44.4)	(6.6)
as a percentage of service revenues	78.0%	79.4%
Selling, general and administrative expenses	111.5	114.9	(3.4)	(3.1)
as a percentage of service revenues	13.8%	13.5%
Segment income from operations	$66.5	$60.9	$5.6	9.3%
as a percentage of service revenues	8.2%	7.1%

Service Revenues

Integrated Healthcare Services’ service revenues were $262.1 million in the third quarter of 2016, a decrease of $21.3 million, or 7.5%, over the same period in 2015. This decrease was comprised of a constant currency service revenue decrease of $30.1 million, or 10.6%, partially offset by a positive impact of approximately $8.8 million due to the effects of foreign currency fluctuations.

The decline in constant currency service revenues for the three months ended September 30, 2016 was due to a decrease in commercial services in North America (primarily as a result of cancellations that occurred in 2015 and earlier this year) and commercial services in Europe, and a decrease in revenue from payer provider services. These declines were partially offset by growth in real-world and late phase research services.

Integrated Healthcare Services’ service revenues were $809.6 million in the first nine months of 2016, a decrease of $42.2 million, or 5.0%, over the same period in 2015. This decrease was comprised of a constant currency service revenue decrease of $55.7 million, or 6.6%, partially offset by a positive impact of approximately $13.5 million due to the effects of foreign currency fluctuations.

The decline in constant currency service revenues for the nine months ended September 30, 2016 was due to a decrease in commercial services in North America (primarily as a result of cancellations that occurred in 2015 and earlier this year), Japan and Europe, and a decrease in revenue from payer provider services. These declines were partially offset by growth in real-world and late phase research services and an $8.9 million benefit in commercial services in Europe. The benefit in Europe resulted from the acceleration of revenue due to a contract modification on a sales force arrangement that fixed a portion of the contract price that previously was not determinable until future product sale-based royalties were known.

Costs of Revenue, Service Costs

Integrated Healthcare Services’ service costs decreased approximately $17.0 million in the third quarter of 2016. This decrease was comprised of a $22.6 million constant currency decrease, or 10.2%, partially offset by $5.6 million due to the negative effects of foreign currency fluctuations.

Integrated Healthcare Services’ service costs decreased approximately $44.4 million in the first nine months of 2016. This decrease was comprised of a $51.6 million constant currency decrease, or 7.7%, partially offset by $7.2 million due to the negative effects of foreign currency fluctuations.

The constant currency decrease for both the three and nine months ended September 30, 2016 was due to a decrease in compensation and related expenses resulting from a decrease in billable headcount.

Selling, General and Administrative Expenses

Integrated Healthcare Services’ selling, general and administrative expenses decreased approximately $3.1 million, or 7.9%, in the third quarter of 2016 as compared to the same period in 2015. This decrease was comprised of a $3.2 million constant currency decrease. The constant currency decrease for the three months ended September 30, 2016 was due to a decrease in compensation and related expenses as a result of lower headcount.

Integrated Healthcare Services’ selling, general and administrative expenses decreased approximately $3.4 million, or 3.1%, in the first nine months of 2016 as compared to the same period in 2015. This decrease was comprised of a $3.2 million constant currency decrease. The constant currency decrease for the nine months ended September 30, 2016 was due to a decrease in compensation and related expenses as a result of lower headcount, partially offset by an increase in bad debt expense.

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

We had a cash balance of $1,209.7 million at September 30, 2016 ($328.9 million of which was in the United States), an increase from $977.2 million at December 31, 2015.

On November 1, 2016, our Board of Directors increased our stock repurchase authorization under the previously approved equity repurchase program by $1.5 billion. The total authorization available for stock repurchases is approximately $1,546.8 million. The equity repurchase program does not obligate us to acquire any particular amount of common stock, and may be modified, extended, suspended or discontinued at any time.

As a result of the merger with IMS Health, we are currently evaluating our domestic and foreign cash positions. Absent the merger and as of September 30, 2016, the earnings of most of our foreign subsidiaries are considered indefinitely reinvested outside the United States. If we determine that repatriation of some or all of these indefinitely reinvested earnings held outside of the United States may be needed to fund the stock repurchase or other merger related items, we could incur an additional income tax liability of up to an estimated $175.0 million.

Based on our current operating plan, we believe that our available cash and cash equivalents, future cash flows from operations and our ability to access funds under our revolving credit and receivables financing facilities will enable us to fund our operating requirements and capital expenditures and meet debt obligations for at least the next 12 months. We regularly evaluate our debt arrangements, as well as market conditions, and from time to time we may explore opportunities to modify our existing debt arrangements or pursue additional financing arrangements that could result in the issuance of new debt securities by us or our affiliates. For example, in September 2016, IMS Health issued approximately $1,750 million in senior notes (as discussed below) and used the proceeds to repay certain outstanding indebtedness, including our senior secured credit facilities, following the Merger. We may use our existing cash, cash generated from operations or dispositions of assets or businesses and/or proceeds from any new financing arrangements or issuances of debt or equity securities to repay or reduce some of our outstanding obligations, to repurchase shares from our stockholders or for other purposes. As part of our ongoing business strategy, we also continually evaluate new acquisition, expansion and investment possibilities or other strategic growth opportunities, as well as potential dispositions of assets or businesses, as appropriate, including dispositions that may cause us to recognize a loss on certain assets. Should we elect to pursue any such transaction, we may seek to obtain debt or equity financing to facilitate those activities. Our ability to enter into any such potential transactions and our use of cash or proceeds is limited to varying degrees by the terms and restrictions contained in our senior secured credit facilities. We cannot provide assurances that we will be able to complete any such financing arrangements or other transactions on favorable terms or at all.

Long-Term Debt

As of September 30, 2016, we had $2.5 billion of total indebtedness, excluding $532.0 million of additional available borrowings under our revolving credit facilities. There were no amounts drawn on the revolving credit facilities in the first nine months of 2016. Our long-term debt arrangements contain usual and customary restrictive covenants, and as of September 30, 2016, we believe we were in compliance with our restrictive covenants.

On October 3, 2016, we repaid in full ($1,389.4 million) the term loans outstanding under the Quintiles Transnational Corp. senior secured credit facilities. These redemptions were funded by the proceeds of new debt issued by IMS Health on September 28, 2016 and therefore assumed by us upon closing of the Merger.

The new debt issued on September 28, 2016, totaling principal amount of $1,750 million, consists of (i) $1,050 million of 5% senior notes due 2026 (the “5% Dollar Notes”) and (ii) €625 million of 3.5% senior notes due 2024 (the “3.5% Euro Notes” and, together with the 5% Dollar Notes, the “2016 Notes”). The 2016 Notes are unsecured obligations. The 5% Dollar Notes will mature on October 15, 2026 and will bear interest at the rate of 5% per year, with interest payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2017. The 3.5% Euro Notes will mature on October 15, 2024 and will bear interest at the rate of 3.5% per year, with interest payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2017.

On October 3, 2016, we refinanced the term A loans due 2019 (approximately $884 million) assumed in the Merger with a term A loan facility due in 2021 for an aggregate principal amount of approximately $1,350 million comprised of both U.S. Dollar denominated term A loans and Euro denominated term A loans. Additionally, the revolving credit facility was refinanced to an aggregate principal amount equal to $1,000 million comprised of a $450 million senior secured revolving facility available in U.S. Dollars, a $400 million senior secured revolving facility available in U.S. Dollars, Euros, Swiss Francs and other foreign currencies and a $150 million senior secured revolving facility available in U.S. Dollars and Yen. Under certain circumstances, the maturity date of the term A loans and the senior secured revolving facility may be accelerated to 2020. The additional proceeds were used, in part, to fund the redemption of the $500 million of 6% Senior Notes due 2020 assumed in the Merger which occurred on November 1, 2016.

See “Management’s Discussion and Analysis – Liquidity and Capital Resources” and Note 10 to our audited consolidated financial statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, for additional details regarding our credit arrangements.

Nine months ended September 30, 2016 and 2015

Cash Flow from Operating Activities

	Nine months ended September 30,
	2016	2015
	(in millions)
Net cash provided by operating activities	$412.9	$269.4

Cash provided by operating activities increased $143.5 million during the first nine months of 2016 as compared to the same period in 2015. The increase in cash provided by operating activities reflects the increase in net income including adjustments for non-cash items necessary to reconcile net income to cash provided by operating activities. Also contributing to the increase were lower payments for income taxes ($13.7 million), and lower cash used in days sales outstanding (“DSO”). The lower cash used in DSO reflects a one-day increase in DSO in the first nine months of 2016 compared to a nine-day increase in DSO in the first nine months of 2015. DSO can shift significantly at each reporting period depending on the timing of cash receipts under contractual payment terms relative to the recognition of revenue over a project lifecycle.

Cash Flow from Investing Activities

	Nine months ended September 30,
	2016	2015
	(in millions)
Net cash used in investing activities	$(81.9)	$(39.4)

Cash used in investing activities increased $42.5 million during the first nine months of 2016 as compared to the same period in 2015. This increase was primarily related to (i) the purchase of investments in trading securities partially offset by proceeds from corporate owned life insurance policies in connection with a change in the investment strategy for our supplemental non-qualified deferred compensation plan, (ii) lower cash acquired in the Q2 Solutions transaction, (iii) higher cash used for investments in unconsolidated affiliates, and (iv) higher cash used for the acquisition of property, equipment and software. These increases were partially offset by proceeds received from the sale of a portion of our ownership interest in the joint venture with the Samsung Group, and lower cash used for the termination of interest rate swaps in connection with the May 2015 refinancing transaction.

Cash Flow from Financing Activities

	Nine months ended September 30,
	2016	2015
	(in millions)
Net cash (used in) provided by financing activities	$(78.1)	$21.7

Cash used in financing activities was $78.1 million during the first nine months of 2016, as compared to cash provided by financing activities of $21.7 million in the same period of 2015. The increase in cash used in financing activities was primarily related to lower net cash provided by debt refinancing ($215.9 million), lower excess income tax benefits from stock-based award activities ($21.0 million), and lower cash provided by stock issued under employee stock purchase and option plans ($15.4 million), partially offset by less cash used to repurchase common stock ($152.4 million).

Contractual Obligations and Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 other than those disclosed below.

The amounts in the below table represent the outstanding principal amounts on the respective credit agreements as of October 3, 2016 following the financing transactions and the Merger. The fair value of the respective credit agreements may differ from the principal amount outstanding. Stated (in millions):

Senior Secured Credit Facilities:
Senior Secured Term A Loan due 2021—U.S. Dollar LIBOR at average floating rates of 2.84%	$900.0
Senior Secured Term A Loan due 2021—Euro LIBOR at average floating rates of 2.00%	450.1
Senior Secured Term B Loan due 2021—U.S. Dollar LIBOR at average floating rates of 3.50%	1,704.0
Senior Secured Term B Loan due 2021—Euro LIBOR at average floating rates of 3.75%	812.8
4.125% Senior Notes due 2023 - Euro denominated	306.9
5.0% Senior Notes due 2026 - U.S. Dollar denominated	1,050.0
3.5% Senior Notes due 2024 - Euro denominated	697.5
4.875% Senior Notes due 2023	800.0
Receivables financing facility due 2018 (LIBOR plus 0.85%, or 1.38% at October 3, 2016)	275.0
6.00% Senior Notes due 2020 - U.S. Dollar denominated	500.0
Principal Amount of Debt	$7,496.3

Under certain circumstances, the maturity date of the senior secured term A loans may be accelerated to 2020.

The 6% Notes were redeemed on November 1, 2016 at a redemption price equal to 101.5% of the aggregate outstanding principal amount of the 6% Notes plus accrued interest to the redemption date.

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

At September 30, 2016 and December 31, 2015, we held investments in marketable equity securities. These investments are classified as either trading securities or available-for-sale securities and are recorded at fair value in the financial statements. These securities are subject to price risk. As of September 30, 2016 and December 31, 2015, the fair value of these investments was $40.3 million and approximately $400,000, respectively, based on the quoted market value of the securities. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market values was approximately $4.0 million and $40,000 at September 30, 2016 and December 31, 2015, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. You should consider carefully the risks and uncertainties described below together with the other information included in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, in evaluating our company. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects.

References to our legacy Quintiles business are to the businesses of Quintiles prior to the Merger and to our legacy IMS Health business are to the businesses of IMS Health prior to the Merger.

Risks Relating to Our Business

The potential loss or delay of our large contracts or of multiple contracts could adversely affect our results.

Most of our legacy Quintiles clients can terminate our legacy Quintiles contracts upon 30 to 90 days notice. Our clients may delay, terminate or reduce the scope of our contracts for a variety of reasons beyond our control, including but not limited to:

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

As a result, contract terminations, delays and alterations are a regular part of our legacy Quintiles business. In the event of termination, our contracts often provide for fees for winding down the project, but these fees may not be sufficient for us to maintain our margins, and termination may result in lower resource utilization rates. In addition, we may not realize the full benefits of our backlog of contractually committed services if our clients cancel, delay or reduce their commitments under our contracts with them, which may occur if, among other things, a client decides to shift its business to a competitor or revoke our status as a preferred provider. Thus, the loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our service revenues and profitability. We believe the risk of loss or delay of multiple contracts potentially has greater effect where we are party to broader partnering arrangements with global biopharmaceutical companies.

We depend on third parties for data and support services. Our suppliers or providers might restrict our use of or refuse to license data or provide services, which could lead to our inability to access certain data or provide certain services and, as a result, materially and adversely affect our operating results and financial condition.

Each of our legacy IMS Health information services is derived from data we collect from third parties. These data suppliers are numerous and diverse, reflecting the broad scope of information that we collect and use in our business.

Although we typically enter into long-term contractual arrangements with many of these suppliers of data, at the time of entry into a new contract or renewal of an existing contract, suppliers may increase restrictions on our use of such data, increase the price they charge us for data or refuse altogether to license the data to us. In addition, during the term of any data supply contract, suppliers may fail to adhere to our data quality control standards or fail to deliver data. Further, although no single individual data supplier is material to our business, if a number of suppliers collectively representing a significant amount of data that we use for one or more of our services were to impose additional contractual restrictions on our use of or access to data, fail to adhere to our quality-control standards, repeatedly fail to deliver data or refuse to provide data, now or in the future, our ability to provide those services to our clients could be materially adversely impacted, which may harm our operating results and financial condition.

Additionally, we depend on third parties for support services to our business. Such support services include, but are not limited to, third-party transportation providers, suppliers of drugs for patients participating in clinical trials, suppliers of kits for use in our clinical trial laboratories business, suppliers of reagents for use in our testing equipment and providers of maintenance contracts for our equipment. The failure of any of these third parties to adequately provide the critical support services could have a material adverse effect on our business.

If we fail to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations, we could be subject to significant costs or liability and our reputation could be harmed.

In connection with our legacy Quintiles business, we contract with biopharmaceutical companies to perform a wide range of services to assist them in bringing new drugs to market. Our services include monitoring clinical trials, data and laboratory analysis, electronic data capture, patient recruitment and other related services. Such services are complex and subject to contractual requirements, regulatory standards and ethical considerations. For example, we must adhere to regulatory requirements such as the United States Food and Drug Administration and current Good Clinical Practice, Good Laboratory Practice and Good Manufacturing Practice requirements. If we fail to perform our services in accordance with these requirements, regulatory agencies may take action against us for failure to comply with applicable regulations governing clinical trials or sales and marketing practices. Such actions may include sanctions, such as injunctions or failure of such regulatory authorities to grant marketing approval of products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages or fines. Clients may also bring claims against us for breach of our contractual obligations and patients in the clinical trials and patients taking drugs approved on the basis of those clinical trials may bring personal injury claims against us for negligence. Any such action could have a material adverse effect on our results of operations, financial condition and reputation.

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
•

compromise of data from a particular clinical trial, such as failure to verify that informed consent was obtained from patients, could require us to repeat the clinical trial under the terms of our contract at no further cost to our client, but at a substantial cost to us; and

•	breach of a contractual term could result in liability for damages or termination of the contract.

Large clinical trials can cost hundreds of millions of dollars, and while we endeavor to contractually limit our exposure to such risks, improper performance of our services could have an adverse effect on our financial condition, damage our reputation and result in the cancellation of current contracts by or failure to obtain future contracts from the affected client or other clients.

Investigation of clients. From time to time, one or more of our clients are audited or investigated by regulatory authorities or enforcement agencies with respect to regulatory compliance of their clinical trials, programs or the marketing and sale of their drugs. In these situations, we have often provided services to our clients with respect to the clinical trials, programs or activities being audited or investigated, and we are called upon to respond to requests for information by the authorities and agencies. There is a risk that either our clients or regulatory authorities could claim that we performed our services improperly or that we are responsible for clinical trial or program compliance. If our clients or regulatory authorities make such claims against us and prove them, we could be subject to damages, fines or penalties. In addition, negative publicity regarding regulatory compliance of our clients’ clinical trials, programs or drugs could have an adverse effect on our business and reputation.

Insufficient client funding to complete a clinical trial. As noted above, clinical trials can cost hundreds of millions of dollars. There is a risk that we may initiate a clinical trial for a client, and then the client becomes unwilling or unable to fund the completion of the clinical trial. In such a situation, notwithstanding the client’s ability or willingness to pay for or otherwise facilitate the completion of the clinical trial, we may be ethically bound to complete or wind down the clinical trial at our own expense.

Security breaches and unauthorized use of our IT systems and information, or the IT systems or information in the possession of our vendors, could expose us, our clients, our data suppliers or others to risk of loss.

We rely upon the security of our computer and communications systems infrastructure to protect us from cyberattacks and unauthorized access. Cyberattacks can include malware, computer viruses, hacking or other significant disruption of our computer, communications and related systems. Although we take steps to manage and avoid these risks and to prevent their recurrence, our preventive and remedial actions may not be successful. Such attacks, whether successful or unsuccessful, could result in our incurring costs related to, for example, rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages or fines, or taking other remedial steps with respect to third parties. Publicity about vulnerabilities and attempted or successful incursions could damage our reputation with clients and data suppliers and reduce demand for our services.

We also store proprietary and sensitive information in connection with our business, which could be compromised by a cyberattack. To the extent that any disruption or security breach results in a loss or damage to our data, an inappropriate disclosure of proprietary or sensitive information, an inability to access data sources, or an inability to process data or provide our offerings to our clients, it could cause significant damage to our reputation, affect our relationships with our data suppliers and clients (including loss of suppliers and clients), lead to claims against us and ultimately harm our business. We may be required to incur significant costs to alleviate, remedy or protect against damage caused by these disruptions or security breaches in the future. We may also face inquiry or increased scrutiny from government agencies as a result of any such disruption or breach. While we have insurance coverage for certain instances of a cyber security breach, our coverage may not be sufficient if we suffer a significant attack or multiple attacks. Any such breach or disruption could have a material adverse effect on our operating results and our reputation as a provider of mission-critical services.

Some of our vendors have significant responsibility for the security of certain of our data centers and computer-based platforms. Also, our data suppliers have responsibility for security of their own computer and communications environments. These third parties face risks relating to cyber security similar to ours, which could disrupt their businesses and therefore materially impact ours. Accordingly, we are subject to any flaw in or breaches to their computer and communications systems or those that they operate for us, which could result in a material adverse effect on our business, operations and financial results.

Failure to meet productivity objectives under our internal business transformation initiatives could adversely impact our competitiveness and harm our operating results.

We are pursuing business transformation initiatives to update technology, increase innovation and obtain operating efficiencies. As part of these initiatives, we seek to improve our productivity, flexibility, quality, functionality and cost savings by investing in the development and implementation of global platforms and integration of our business processes and functions to achieve economies of scale. For example, legacy IMS Health hired and trained more than 500 people to form a center of excellence (“COE”) in Manila, The Philippines for standardizing and cleaning data received from data suppliers, developed updated tools for standardizing and cleaning data, are moving local standardizing and cleaning from countries around the world to the Manila COE, and retired local standardizing and cleaning systems. These various initiatives may not yield their intended gains, which may impact our competitiveness and our ability to meet our growth objectives and, as a result, materially and adversely affect our business, operating results and financial condition.

If we are unsuccessful at investing in growth opportunities, our business could be materially and adversely affected.

We continue to invest significantly in growth opportunities, including the development and acquisition of new data, technologies and services to meet our clients’ needs. For example, we are expanding our services and technology offerings, such as the development of a cloud-based platform with a growing number of applications to support commercial operations for life sciences companies (e.g., multi-channel marketing, marketing campaign management, customer relationship management, incentive compensation management, targeting and segmentation, performance management and other applications). We also continue to invest significantly in growth opportunities in emerging markets, such as the development, launch and enhancement of services in China, India, Russia, Turkey and other countries. We believe healthcare spending in these emerging markets will continue to grow over the next five years, and we consider our presence in these markets to be an important focus of our growth strategy.

There is no assurance that our investment plans or growth strategy will be successful or will produce a sufficient or any return on our investments. Further, if we are unable to develop new technologies and services, clients do not purchase our new technologies and services, our new technologies and services do not work as intended or there are delays in the availability or adoption of our new technologies and services, then we may not be able to grow our business or growth may occur slower than anticipated. Additionally, although we expect continued growth in healthcare spending in emerging markets, such spending may occur more slowly or not at all, and we may not benefit from our investments in these markets.

We plan to fund growth opportunities with cash from operations or from future financings. There can be no assurance that those sources will be available in sufficient amounts to fund future growth opportunities when needed.

Any of the foregoing could have a material and adverse effect on our operating results and financial condition.

Data protection, privacy and similar laws restrict access, use and disclosure of information, and failure to comply with or adapt to changes in these laws could materially and adversely harm our business.

Patient health information is among the most sensitive of personal information and it is critical that information about an individual’s healthcare is properly protected from inappropriate access, use and disclosure. Laws restricting access, use and disclosure of such information include the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the European Union’s (“EU”) Data Protection Directive (which will be superseded by the General data Protection Regulation), Canada’s Personal Information Protection and Electronic Documents Act and other data protection, privacy and similar national, state/provincial and local laws. We have established frameworks, models, processes and technologies to manage privacy for many data types, from a variety of sources, and under myriad privacy and data protection laws worldwide. In addition, we rely on our data suppliers to deliver information to us in a form and in a manner that complies with applicable privacy and data protection laws. These laws are complex and there is no assurance that the safeguards and controls employed by us or our data suppliers will be sufficient to prevent a breach of these laws, or that claims will not be filed against us or our data suppliers despite such safeguards and controls. For example, in February 2014, a group of individuals filed a civil lawsuit in Korea against IMS Health Korea Ltd., our wholly-owned subsidiary (“IMS Korea”), the Korean Pharmaceutical Association (“KPA”), and a KPA affiliate that supplies data to IMS Korea. The lawsuit alleges the KPA affiliate collected plaintiffs’ personal information without the necessary consent in violation of applicable privacy laws and transferred such information to IMS Korea for sale to clients. In addition, in July 2015, indictments were issued by the Seoul Central District Prosecutors’ Office in South Korea against IMS Korea and two of its employees, among others, alleging improper handling of sensitive health information in violation of applicable privacy laws. Alleged or actual failure to comply with such laws may result in, among other things, negative publicity, damage to our reputation, civil and criminal liability, data being blocked from use or liability under contractual provisions.

Laws and expectations relating to privacy continue to evolve, and we continue to adapt to changing needs. Nevertheless, changes in these laws (including newly released interpretations of these laws by courts and regulatory bodies) may limit our data access, use and disclosure, and may require increased expenditures by us or may dictate that we not offer certain types of services. Any of the foregoing may have a material adverse impact on our ability to provide services to our clients or maintain our profitability.

There is ongoing concern from privacy advocates, regulators and others regarding data protection and privacy issues, and the number of jurisdictions with data protection and privacy laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identified, anonymous or pseudonomized health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. These discussions may lead to further restrictions on the use of such information. There can be no assurance that these initiatives or future initiatives will not adversely affect our ability to access and use data or to develop or market current or future services.

Data protection, privacy and similar laws protect more than patient information, and although they vary by jurisdiction, these laws can extend to employee information, business contact information, provider information and other information relating to identifiable individuals. Failure to comply with these laws may result in, among other things, civil and criminal liability, negative publicity, damage to our reputation and liability under contractual provisions. In addition, compliance with such laws may require increased costs to us or may dictate that we not offer certain types of services.

The occurrence of any of the foregoing could impact our ability to provide the same level of service to our clients, require us to modify our offerings or increase our costs, which could materially and adversely affect our operating results and financial condition.

Current and proposed laws and regulations regarding the protection of personal data could result in increased risks of liability or increased cost to us or could limit our service offerings.

The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data were collected or used. For example, United States federal regulations under HIPAA and as amended in 2014 by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, require individuals’ written authorization, in addition to any required informed consent, before Protected Health Information may be used for research. We are both directly and indirectly affected by the privacy provisions surrounding individual authorizations because many investigators with whom we are involved in clinical trials are directly subject to them as a HIPAA “covered entity” and because we obtain identifiable health information from third parties that are subject to such regulations. As there are some instances where we are a HIPAA “business associate” of a “covered entity,” we can also be directly liable for mishandling protected health information. Under HIPAA’s enforcement scheme, we can be subject to up to $1.5 million in annual civil penalties for each HIPAA violation.

In the EU personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU rules with respect to cross-border transfers of such data out of the EU. The United States, the EU and its member states, and other countries where we have operations, such as Japan, South Korea, Malaysia, the Philippines, Russia and Singapore, continue to issue new privacy and data protection rules and regulations that relate to personal data and health information. Failure to comply with certain certification/registration and annual re-certification/registration provisions associated with these data protection and privacy regulations and rules in various jurisdictions, or to resolve any serious privacy complaints, could subject us to regulatory sanctions, criminal prosecution or civil liability. Federal, state and foreign governments are contemplating or have proposed or adopted additional legislation governing the collection, possession, use or dissemination of personal data, such as personal health information, and personal financial data as well as security breach notification rules for loss or theft of such data. Additional legislation or regulation of this type might, among other things, require us to implement new security measures and processes or bring within the legislation other personal data, each of which may require substantial expenditures or limit our ability to offer some of our services. Additionally, if we violate applicable laws, regulations or duties relating to the use, privacy or security of personal data, we could be subject to civil liability or criminal prosecution, be forced to alter our business practices and suffer reputational harm.

Our success depends on our ability to protect our intellectual property rights.

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

Our ability to obtain, protect and enforce our intellectual property rights is subject to general litigation or third-party opposition risks, as well as the uncertainty as to the scope of protection, registrability, patentability, validity and enforceability of our intellectual property rights in each applicable country. Governments may adopt regulations, and government agencies or courts may render decisions, requiring compulsory licensing of intellectual property rights. When we seek to enforce our intellectual property rights we may be subject to claims that the intellectual property rights are invalid or unenforceable. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our confidential and proprietary information. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property rights. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions, or injure our reputation and harm our operating results and financial condition.

Depending on the circumstances, we might need to grant a specific client greater rights in intellectual property developed in connection with a contract than we otherwise generally do. In certain situations, we might forego all rights to the use of intellectual property we create, which would limit our ability to reuse that intellectual property for other clients. Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop or license new or modified solutions for future projects.

The theft or unauthorized use or publication of our trade secrets and other confidential business information could reduce the differentiation of our services and harm our business; the value of our investment in development or business acquisitions could be reduced; and third parties might make claims against us related to losses of their confidential or proprietary information. In addition, we may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. Third parties that license our proprietary rights also may take actions that diminish the value of our proprietary rights or reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights. These incidents and claims could harm our business, reduce revenue, increase expenses and harm our reputation.

We may be subject to claims by others that we are infringing on their intellectual property rights.

Third parties may assert claims that we or our clients infringe their intellectual property rights and these claims, with or without merit, could be expensive to litigate, cause us to incur substantial costs and divert management resources and attention in defending the claim. In some jurisdictions, plaintiffs can also seek injunctive relief that may limit the operation of our business or prevent the marketing and selling of our products or services that infringe on the plaintiff’s intellectual property rights. To resolve these claims, we may enter into licensing agreements with restrictive terms or significant fees, stop selling, be required to implement costly redesigns to the affected products or services, or pay damages to satisfy contractual obligations to others. If we do not resolve these claims in advance of a trial, there is no guarantee that we will be successful in court. These outcomes may have a material adverse impact on our business, operating results and financial condition.

In addition, certain contracts with our suppliers or clients contain provisions whereby we indemnify, subject to certain limitations, the counterparty for damages suffered as a result of claims related to intellectual property infringement and the use of our data. Claims made under these provisions could be expensive to litigate and could result in significant payments.

We rely on licenses from third parties to certain technology and intellectual property rights for some of our products and the licenses we currently have could terminate or expire.

Some of our products or services rely on technology or intellectual property rights owned and controlled by others. Our licenses to this technology or these intellectual property rights could be terminated or could expire. We may be unable to replace these licenses in a timely manner. Failure to renew these licenses, or renewals of these licenses on less advantageous terms, could harm our operating results and financial condition.

Our financial results may be adversely affected if we underprice our contracts, overrun our cost estimates or fail to receive approval for or experience delays in documenting change orders.

Most of our legacy Quintiles contracts are either fee for service contracts or fixed-fee contracts. Our past financial results have been, and our future financial results may be, adversely impacted if we initially underprice our contracts or otherwise overrun our cost estimates and are unable to successfully negotiate a change order. Change orders typically occur when the scope of work we perform needs to be modified from that originally contemplated by our contract with the client. Modifications can occur, for example, when there is a change in a key clinical trial assumption or parameter or a significant change in timing. Where we are not successful in converting out-of-scope work into change orders under our current contracts, we bear the cost of the additional work. Such underpricing, significant cost overruns or delay in documentation of change orders could have a material adverse effect on our business, results of operations, financial condition or cash flows.

The relationship of backlog to revenues varies over time.

Backlog, on an “as-contracted” basis, represents future service revenues for our legacy Quintiles business from work not yet completed or performed under signed binding commitments and signed contracts. Once work begins on a project, revenue is recognized over the duration of the project. Projects may be terminated or delayed by the client or delayed by regulatory authorities for reasons beyond our control. To the extent projects are delayed, the timing of our revenue could be affected. In the event that a client cancels a contract, we typically would be entitled to receive payment for all services performed up to the cancellation date and subsequent client-authorized services related to terminating the canceled project. Typically, however, we have no contractual right to the full amount of the revenue reflected in our backlog in the event of a contract cancellation. The duration of the projects included in our backlog, and the related revenue recognition, range from a few weeks to many years. Our backlog may not be indicative of our future revenues from our legacy Quintiles business, and we may not realize all the anticipated future revenue reflected in our backlog. A number of factors may affect backlog, including:

•	the size, complexity and duration of the projects;
•	the cancellation or delay of projects; and
•	change in the scope of work during the course of a project.

Our backlog at September 30, 2016 was $9.4 billion computed on an “as-contracted” basis. Although an increase in backlog will generally result in an increase in revenues to be recognized over time (depending on the level of cancellations), an increase in backlog at a particular point in time does not necessarily correspond directly to an increase in revenues during a particular period. Computing backlog on an “as-contracted basis” rather than an “as awarded” basis may result in additions to the backlog later in the sales cycle than using the “as awarded” basis and may result in different rates of conversion from backlog to revenue than experienced using the “as awarded” basis. The extent to which contracts in backlog will result in revenue depends on many factors, including but not limited to delivery against projected schedules, the need for scope changes (change orders), contract cancellations and the nature, duration, size, complexity and phase of the contracts, each of which factors can vary significantly from time to time. Our $9.4 billion of backlog at September 30, 2016 includes approximately $2.7 billion of backlog that we expect to convert to revenue in the next 12 months.

The rate at which our backlog converts to revenue may vary over time for a variety of reasons. The revenue recognition on larger, more global projects could be slower than on smaller, less global projects for a variety of reasons, including but not limited to an extended period of negotiation between the time the project is awarded to us and the actual execution of the contract, as well as an increased timeframe for obtaining the necessary regulatory approvals. Additionally, the increased complexity of clinical trials and the need to enroll precise patient populations could extend the length of clinical trials causing revenue to be recognized over a longer period of time. Further, delayed projects will remain in backlog, unless otherwise canceled by the client, and will not generate revenue at the rate originally expected. Thus, the relationship of backlog to realized revenues may vary over time.

Our business depends on the continued effectiveness and availability of our information systems, including the information systems we use to provide our services to our clients, and failures of these systems may materially limit our operations.

Due to the global nature of our business and our reliance on information systems to provide our services, we intend to increase our use of web-enabled and other integrated information systems in delivering our services. We also provide access to similar information systems to certain of our clients in connection with the services we provide them. As the breadth and complexity of our information systems continue to grow, we will increasingly be exposed to the risks inherent in the development, integration and ongoing operation of evolving information systems, including:

•	disruption, impairment or failure of data centers, telecommunications facilities or other key infrastructure platforms;
•	security breaches of, cyberattacks on and other failures or malfunctions in our critical application systems or their associated hardware; and
•	excessive costs, excessive delays or other deficiencies in systems development and deployment.

The materialization of any of these risks may impede the processing of data, the delivery of databases and services, and the day-to-day management of our business and could result in the corruption, loss or unauthorized disclosure of proprietary, confidential or other data. While we have disaster recovery plans in place, they might not adequately protect us in the event of a system failure. While many of our operations have disaster recovery plans in place, we currently do not have excess or standby computer processing or network capacity everywhere in the world to avoid disruption in the receipt, processing and delivery of data in the event of a system failure. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. Corruption or loss of data may result in the need to repeat a clinical trial at no cost to the client, but at significant cost to us, the termination of a contract or damage to our reputation.

In addition, any failure by our computer environment to provide sufficient processing or network capacity to transfer data could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in significant delays in our ability to deliver services to our clients, and increase our costs. Additionally, significant delays in system enhancements or inadequate performance of new or upgraded systems once completed could damage our reputation and harm our business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, could adversely affect our businesses. Although we carry property and business interruption insurance, our coverage might not be adequate to compensate us for all losses that may occur.

We have continued to undertake significant programs to optimize business processes with respect to our services. Our inability to effectively manage the implementation and adapt to new processes designed into new or upgraded systems in a timely and cost-effective manner may result in disruption to our business and negatively affect our operations.

We have entered into agreements with certain vendors to provide systems development and integration services that develop or license to us the IT platform for programs to optimize our business processes. If such vendors fail to perform as required or if there are substantial delays in developing, implementing and updating the IT platform, our client delivery may be impaired, and we may have to make substantial further investments, internally or with third parties, to achieve our objectives. Additionally, our progress may be limited by parties with existing or claimed patents who seek to enjoin us from using preferred technology or seek license payments from us. Meeting our objectives is dependent on a number of factors which may not take place as we anticipate, including obtaining adequate technology-enabled services, creating IT-enabled services that our clients will find desirable and implementing our business model with respect to these services. Also, increased IT-related expenditures may negatively impact our profitability.

We may experience challenges with the acquisition, development, enhancement or deployment of technology necessary for our business.

We operate in businesses that require sophisticated computer systems and software for data collection, data processing, cloud-based platforms, analytics, cryptography, statistical projections and forecasting, mobile computing, social media analytics and other applications and technologies, particularly our legacy IMS Health business. We seek to address our technology risks by increasing our reliance on the use of innovations by cross-industry technology leaders and adapt these for our biopharmaceutical and healthcare industry clients. Some of these technologies supporting the industries we serve are changing rapidly and we must continue to adapt to these changes in a timely and effective manner at an acceptable cost. We also must continue to deliver data to our clients in forms that are easy to use while simultaneously providing clear answers to complex questions. There can be no guarantee that we will be able to develop, acquire or integrate new technologies, that these new technologies will meet our clients’ needs or achieve expected investment goals, or that we will be able to do so as quickly or cost-effectively as our competitors. Significant technological change could render our services obsolete. Moreover, the introduction of new services embodying new technologies could render existing services obsolete. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our services in response to changing client and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our services. New services, or enhancements to existing services, may not adequately meet the requirements of current and prospective clients or achieve any degree of significant market acceptance. Any of these failures could have a material adverse effect on our operating results and financial condition.

Consolidation in the industries in which our clients operate may reduce the volume of services purchased by consolidated clients following an acquisition or merger, which could materially harm our operating results and financial condition.

Mergers or consolidations among our clients have in the past and could in the future reduce the number of our clients and potential clients. When companies consolidate, overlapping services previously purchased separately are usually purchased only once by the combined entity, leading to loss of revenue. Other services that were previously purchased by one of the merged or consolidated entities may be deemed unnecessary or cancelled. If our clients merge with or are acquired by other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce their use of our services. There can be no assurance as to the degree to which we may be able to address the revenue impact of such consolidation. Any of these developments could materially harm our operating results and financial condition.

We may be adversely affected by client or therapeutic concentration.

Although we did not have any client that represented 10% or more of our service revenues in the three and nine months ended September 30, 2016 or 2015, we derive the majority of our revenues from a number of large clients. If any large client decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

Additionally, conducting multiple clinical trials for different clients in a single therapeutic class involving drugs with the same or similar chemical action has in the past and may in the future adversely affect our business if some or all of the clinical trials are canceled because of new scientific information or regulatory judgments that affect the drugs as a class or if industry consolidation results in the rationalization of drug development pipelines. Similarly, marketing and selling drugs for different biopharmaceutical companies with similar chemical actions subjects us to risk if new scientific information or regulatory judgment prejudices the drugs as a class, which may lead to compelled or voluntary prescription limitations or withdrawal of some or all of such drugs from the market.

Our business is subject to international economic, political and other risks that could negatively affect our results of operations and financial condition.

We have significant operations in countries that may require complex arrangements to deliver services throughout the world for our clients. Additionally, we have established operations in locations remote from our most developed business centers. As a result, we are subject to heightened risks inherent in conducting business internationally, including the following:

•

required compliance with a variety of local laws and regulations which may be materially different than those to which we are subject in the United States or which may change unexpectedly; for example, conducting a single clinical trial across multiple countries is complex, and issues in one country, such as a failure to comply with local regulations or restrictions, may affect the progress of the clinical trial in the other countries, for example, by limiting the amount of data necessary for a clinical trial to proceed, resulting in delays or potential cancellation of contracts, which in turn may result in loss of revenue;

•

the United States or foreign countries could enact legislation or impose regulations or other restrictions, including unfavorable labor regulations, tax policies or economic sanctions, which could have an adverse effect on our ability to conduct business in or expatriate profits from the countries in which we operate, including hiring, retaining and overseeing qualified management personnel for managing operations in multiple countries, differing employment practices and labor issues, and tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in a higher effective tax rate for us;

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
•

local, economic, political and social conditions, including potential hyperinflationary conditions, political instability, and potential nationalization, repatriation, expropriation, price controls or other restrictive government actions, including changes in political and economic conditions may lead to changes in the business environment in which we operate, as well as changes in foreign currency exchange rates;

•

potential violations of local laws or anti-bribery laws, such as the United States Foreign Corrupt Practices Act (“FCPA”), and the UK Bribery Act, may cause difficulty in managing foreign operations, as well as significant consequences to us if those laws are violated;

•	clients in foreign jurisdictions may have longer payment cycles, and it may be more difficult to collect receivables in foreign jurisdictions; and
•

natural disasters, pandemics or international conflict, including terrorist acts, could interrupt our services, endanger our personnel or cause project delays or loss of clinical trial materials or results.

These risks and uncertainties could negatively impact our ability to, among other things, perform large, global projects for our clients. Furthermore, our ability to deal with these issues could be affected by applicable United States laws and the need to protect our assets. Any such risks could have an adverse impact on our financial condition and results of operations.

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

We face risks related to sales to government entities.

We derive a portion of our revenue from sales to government entities in the United States, which represented less than 1% of our revenues in each of the last three fiscal years. In general, our contracts with United States government entities are terminable at will by the government entity at any time. Government demand and payment for our services may be affected by public-sector budgetary cycles and funding authorizations. Government contracts are subject to oversight, including special rules on accounting, expenses, reviews and security. Failure to comply with these rules could result in civil and criminal penalties and sanctions, including termination of contracts, fines and suspensions, or debarment from future business with the United States government. As a result, failure to comply with these rules could have a material adverse effect on our operating results and financial condition.

If we are unable to successfully develop and market new services or enter new markets, our growth, results of operations or financial condition could be adversely affected.

A key element of our growth strategy is the successful development and marketing of new services or entering new markets that complement or expand our existing business. As we develop new services or enter new markets, including services targeted at participants in the broader healthcare industry, we may not have or adequately build the competencies necessary to perform such services satisfactorily, may not receive market acceptance for such services or may face increased competition. If we are unable to succeed in developing new services, entering new markets or attracting a client base for our new services or in new markets, we will be unable to implement this element of our growth strategy, and our future business, reputation, results of operations and financial condition could be adversely affected.

Our legacy Quintiles research and development services could subject us to potential liability that may adversely affect our results of operations and financial condition.

Our legacy Quintiles business involves the testing of new drugs on patients in clinical trials and, if marketing approval is granted, the availability of these drugs to be prescribed to patients. Our involvement in the clinical trials and development process creates a risk of liability for personal injury to or death of patients, particularly those with life-threatening illnesses, resulting from adverse reactions to the drugs administered during testing or after product launch, respectively. For example, we have from time to time been sued and may be sued in the future by individuals alleging personal injury due to their participation in clinical trials and seeking damages from us under a variety of legal theories. Although we maintain the types and amounts of insurance we view as customary in the industries and countries in which we operate, if we are required to pay damages or incur defense costs in connection with any personal injury claim that is outside the scope of indemnification agreements we have with our clients, if any indemnification agreement is not performed in accordance with its terms or if our liability exceeds the amount of any applicable indemnification limits or available insurance coverage, our financial condition, results of operations and reputation could be materially and adversely affected. Currently, we maintain professional liability insurance, including products liability for completed operations coverage, with annual aggregate limits in excess of $50.0 million. In the future, we may not be able to get adequate insurance for these types of risks at reasonable rates.

We also contract with physicians to serve as investigators in conducting clinical trials. If the investigators commit errors or make omissions during a clinical trial that result in harm to clinical trial patients or after a clinical trial to a patient using the drug after it has received regulatory approval, claims for personal injury or products liability damages may result. Additionally, if the investigators engage in fraudulent behavior, clinical trial data may be compromised, which may require us to repeat the clinical trial or subject us to liability. We do not believe we are legally responsible for the medical care rendered by such third-party investigators, and we would vigorously defend any claims brought against us. However, it is possible we could be found liable for claims with respect to the actions of third-party investigators, which may adversely affect our financial condition, results of operations and reputation.

Some of our legacy Quintiles services involve direct interaction with clinical trial subjects or volunteers and operation of Phase I clinical facilities, which could create potential liability that may adversely affect our results of operations and financial condition.

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

Our legacy Quintiles commercial services could result in liability to us if a drug causes harm to a patient. While we are generally indemnified and insured against such risks, we may still suffer financial losses.

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

The recruitment of investigators and patients for clinical trials is essential to our legacy Quintiles business. Investigators are typically located at hospitals, clinics or other sites and supervise the administration of the investigational drug to patients during the course of a clinical trial. Patients generally include people from the communities in which the clinical trials are conducted. Our clinical development business could be adversely affected if we are unable to attract suitable and willing investigators or patients for clinical trials on a consistent basis. For example, if we are unable to engage investigators to conduct clinical trials as planned or enroll sufficient patients in clinical trials, we might need to expend additional funds to obtain access to resources or else be compelled to delay or modify the clinical trial plans, which may result in additional costs to us.

If we lose the services of key personnel or are unable to recruit additional qualified personnel, our business could be adversely affected.

Our success substantially depends on the collective performance, contributions and expertise of our personnel including senior management and key personnel, qualified professional, scientific and technical operating staff and qualified sales representatives for our contract sales services. There is significant and increasing competition for qualified personnel, particularly those with higher educational degrees, such as a medical degree, a Ph.D. or an equivalent degree, or relevant experience in the industry and in the locations in which we operate. In addition, the departure of our key employees, or our inability to continue to identify, attract and retain qualified personnel or replace any departed personnel in a timely fashion, may impact our ability to grow our business and compete effectively in our industry and may negatively affect our ability to meet financial and operational goals.

Exchange rate fluctuations may affect our results of operations and financial condition.

In the first nine months of 2016, approximately 33% of our service revenues were denominated in currencies other than the United States dollar. Because a large portion of our service revenues and expenses are denominated in currencies other than the United States dollar and our financial statements are reported in United States dollars, changes in foreign currency exchange rates could significantly affect our results of operations and financial condition. Exchange rate fluctuations between local currencies and the United States dollar create risk in several ways, including:

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

Disruptions in the credit and capital markets could have negative effects on our business that may be difficult to predict or anticipate, including the ability of our clients, vendors, contractors and financing sources to meet their contractual obligations. Although we are unable to quantify the impact it has had on us, we are aware of a limited number of instances in our legacy Quintiles business during the past several years where cancellations, changes in scope and failure to pay timely were attributable, at least in part, to difficulty in our clients’ ability to obtain financing. In the future such actions by our clients could, if they involve a significant amount of business with us, have a material adverse effect on our results of operations.

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

Our effective income tax rate is influenced by our projected profitability in the various taxing jurisdictions in which we operate. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have an adverse effect on our net income and earnings per share. Factors that may affect our effective income tax rate include, but are not limited to:

•	the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions where no income tax benefit can be recognized;
•	actual and projected full year pre-tax income;
•	changes in the valuation of deferred tax assets and liabilities;
•	the repatriation of foreign earnings to the United States;
•	changes in tax laws in various taxing jurisdictions;
•	audits by taxing authorities; and
•	the establishment of valuation allowances against deferred income tax assets if we determined that it is more likely than not that future income tax benefits will not be realized.

These changes may cause fluctuations in our effective income tax rate that could adversely affect our results of operations and cause fluctuations in our earnings and earnings per share.

Our relationships with existing or potential clients who are in competition with each other may adversely impact the degree to which other clients or potential clients use our services, which may adversely affect our results of operations.

The biopharmaceutical industry is highly competitive, with biopharmaceutical companies each seeking to persuade payers, providers and patients that their drug therapies are better and more cost-effective than competing therapies marketed or being developed by competing firms. In addition to the adverse competitive interests that biopharmaceutical companies have with each other, biopharmaceutical companies also have adverse interests with respect to drug selection and reimbursement with other participants in the healthcare industry, including payers and providers. Biopharmaceutical companies also compete to be first to market with new drug therapies. We regularly provide services to biopharmaceutical companies who compete with each other, and we sometimes provide services or funding to such clients regarding competing drugs in development. Our existing or future relationships with our biopharmaceutical clients may therefore deter other biopharmaceutical clients from using our services or may result in our clients seeking to place limits on our ability to serve other biopharmaceutical industry participants in connection with drug development activities. In addition, our further expansion into the broader healthcare market may adversely impact our relationships with biopharmaceutical clients, and such clients may elect not to use our services, reduce the scope of services that we provide to them or seek to place restrictions on our ability to serve clients in the broader healthcare market with interests that are adverse to theirs. A loss of clients or reductions in the level of revenues from a client could have a material adverse effect on our results of operations, business and prospects.

If we are unable to successfully identify, acquire and integrate existing businesses, services and technologies, our business, results of operations and financial condition could be adversely impacted.

We anticipate that a portion of our future growth may come from acquiring existing businesses, services or technologies. The success of any acquisition will depend upon, among other things, our ability to effectively integrate acquired personnel, operations, products and technologies into our business and to retain the key personnel and clients of our acquired businesses. In addition, we may be unable to identify suitable acquisition opportunities or obtain any necessary financing on commercially acceptable terms. We may also spend time and money investigating and negotiating with potential acquisition targets but not complete the transaction. Any future acquisition could involve other risks, including, among others, the assumption of additional liabilities and expenses, difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits, issuances of potentially dilutive securities or interest-bearing debt, loss of key employees of the acquired companies, transaction costs, diversion of management’s attention from other business concerns and, with respect to the acquisition of foreign companies, the inability to overcome differences in foreign business practices, language and customs. Our failure to identify potential acquisitions, complete targeted acquisitions and integrate completed acquisitions could have a material adverse effect on our business, financial condition and results of operations.

Investments in our clients’ businesses or drugs and our related commercial rights strategies could have a negative impact on our financial performance.

We may enter into arrangements with our clients or other drug companies in which we take on some of the risk of the potential success or failure of their businesses or drugs, including making strategic investments in our clients or other drug companies, providing financing to clients or other drug companies or acquiring an interest in the revenues from clients’ drugs or in entities developing a limited number of drugs. As of September 30, 2016, we had approximately $57.2 million of such arrangements, and we were also committed to invest an additional $18.6 million in private equity funds that seeks to enter into similar risk-based arrangements. Our financial results would be adversely affected if these investments or the underlying drugs result in losses or do not achieve the level of success that we anticipate and/or our return or payment from the drug investment or financing is less than our direct and indirect costs with respect to these arrangements.

Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.

As of September 30, 2016, we had goodwill and net intangible assets of $1,038.3 million, which constituted approximately 25.1% of our total assets at the end of this period, and we expect to record a significant amount as a result of the Merger. See Note 18 to our condensed consolidated financial statements for additional information. We assess the realizability of our indefinite-lived intangible assets and goodwill annually and conduct an interim evaluation whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. For example, we recognized $27.9 million of impairment losses during the third quarter of 2016 for goodwill and intangible assets in our Encore reporting unit. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets. Such impairment charges could materially and adversely affect our operating results and financial condition.

We face risks arising from the restructuring of our operations.

From time to time, we have adopted restructuring plans to improve our operating efficiency through various means such as reduction of overcapacity, elimination of non-billable support roles or other realignment of resources. For example, during the nine months ended September 30, 2016 and 2015, we recognized $27.8 million and $23.5 million, respectively, of restructuring charges, net of reversals for changes in estimates, related to restructuring plans. Restructuring presents significant potential risks of events occurring that could adversely affect us, including:

•	actual or perceived disruption of service or reduction in service standards to clients;
•	the failure to preserve supplier relationships and distribution, sales and other important relationships and to resolve conflicts that may arise;
•	loss of sales as we reduce or eliminate staffing on non-core services;
•	diversion of management attention from ongoing business activities; and
•	the failure to maintain employee morale and retain key employees.

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

The biopharmaceutical services industry is highly competitive. Our business often competes with other biopharmaceutical services companies, internal discovery departments, development departments, sales and marketing departments, information technology departments and other departments within our clients, some of which could be considered large biopharmaceutical services companies in their own right with greater resources than ours. We also compete with universities, teaching hospitals, governments agencies and others. If we do not compete successfully, our business will suffer. The industry is highly fragmented, with numerous smaller specialized companies and a handful of companies with global capabilities similar to certain of our own capabilities. Increased competition has led to price and other forms of competition, such as acceptance of less favorable contract terms, that could adversely affect our operating results. There are few barriers to entry for companies considering offering any one or more of the services we offer. Because of their size and focus, these companies might compete effectively against us, which could have a material adverse impact on our business.

Our future growth and success will depend on our ability to successfully compete with other companies that provide similar services in the same markets, some of which may have financial, marketing, technical and other advantages. We also expect that competition will continue to increase as a result of consolidation among these various companies. Large technology companies with substantial resources, technical expertise and greater brand power could also decide to enter or further expand in the markets where our legacy IMS Health business operates and compete with us. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, or if a new entrant emerged with substantial resources, the change in the competitive landscape could adversely affect our ability to compete effectively. We compete on the basis of various factors, including breadth and depth of services, reputation, reliability, quality, innovation, security, price and industry expertise and experience. In addition, our ability to compete successfully may be impacted by the growing availability of health information from social media, government health information systems and other free or low-cost sources. For example, the United Kingdom’s National Health Service started releasing large volumes of data beginning in December 2011 at little or no charge, reducing the demand for our information services derived from similar data. In addition, consolidation or integration of wholesalers, retail pharmacies, health networks, payers or other healthcare stakeholders may lead any of them to provide information services directly to clients or indirectly through a designated service provider, resulting in increased competition from firms that may have lower costs to market (e.g., no data supply costs). Any of the above may result in lower demand for our services, which could result in a material adverse impact on our operating results and financial condition.

Outsourcing trends in the biopharmaceutical industry and changes in aggregate spending and research and development budgets could adversely affect our operating results and growth rate.

Economic factors and industry trends that affect biopharmaceutical companies affect our legacy Quintiles business. Biopharmaceutical companies continue to seek long-term strategic collaborations with global contract research organizations with favorable pricing terms. Competition for these collaborations is intense and we may decide to forego an opportunity or we may not be selected, in which case a competitor may enter into the collaboration and our business with the client, if any, may be limited. In addition, if the biopharmaceutical industry reduces its outsourcing of clinical trials and sales and marketing projects or such outsourcing fails to grow at projected rates, our operations and financial condition could be materially and adversely affected. We may also be negatively impacted by consolidation and other factors in the biopharmaceutical industry, which may slow decision making by our clients or result in the delay or cancellation of clinical trials. Our commercial services may be affected by reductions in new drug launches and increases in the number of drugs losing patent protection. All of these events could adversely affect our business, results of operations or financial condition.

Our business may be materially and adversely impacted by factors affecting the biopharmaceutical and healthcare industries.

The vast majority of our revenue is generated from sales to the biopharmaceutical and healthcare industries. The clients we serve in these industries are commonly subject to financial pressures, including, but not limited to, increased costs, reduced demand for their products, reductions in pricing and reimbursement for products and services, formulary approval and placement, government approval to market their products and limits on the manner by which they market their products, loss of patent exclusivity (whether due to patent expiration or as a result of a successful legal challenge) and the proliferation of or changes to regulations applicable to these industries. To the extent our clients face such pressures, or they change how they utilize our offerings, the demand for our services, or the prices our clients are willing to pay for those services, may decline. Any such decline could have a material adverse effect on our business, operating results and financial condition.

We may be affected by healthcare reform and potential additional reforms.

The United States Congress continues to consider healthcare reform legislation and impose health industry cost containment measures, which may significantly impact the biopharmaceutical industry. In addition, numerous government bodies are considering or have adopted various healthcare reforms and may undertake, or are in the process of undertaking, efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and biopharmaceutical companies. We are uncertain as to the effects of these recent reforms on our business and are unable to predict what legislative proposals, if any, will be adopted in the future. If regulatory cost containment efforts limit the profitability of new drugs, our clients may reduce their research and development spending or promotional, marketing and sales expenditures, which could reduce the business they outsource to us. Similarly, if regulatory requirements are relaxed or simplified drug approval procedures are adopted, the demand for our services could decrease.

Foreign and domestic government bodies may also adopt healthcare legislation or regulations that are more burdensome than existing regulations. For example, product safety concerns and recommendations by the Drug Safety Oversight Board could change the regulatory environment for drug products, and new or heightened regulatory and licensing requirements may increase our expenses or limit or delay our ability to offer some of our services. Additionally, new or heightened regulatory requirements may have a negative impact on the ability of our clients to conduct industry-sponsored clinical trials, which could reduce the need for our services.

Actions by government regulators or clients to limit a prescription’s scope or withdraw an approved drug from the market could adversely affect our business and result in a loss of revenues.

Government regulators have the authority, after approving a drug, to limit its scope of prescription or withdraw it from the market completely based on safety concerns. Similarly, clients may act to voluntarily limit the scope of prescription of drugs or withdraw them from the market. In the past, we have provided services with respect to drugs that have been limited and/or withdrawn. If we are providing services to clients for drugs that are limited or withdrawn, we may be required to narrow the scope of or terminate our services with respect to such drugs, which would prevent earning the full amount of service revenues anticipated under the related service contracts with negative impacts to our financial results.

If we do not keep pace with rapid technological changes, our services may become less competitive or obsolete.

The biopharmaceutical industry is subject to rapid technological changes. Our current competitors or other businesses might develop technologies or services that are more effective or commercially attractive than, or render obsolete, our current or future technologies and services. If our competitors introduce superior technologies or services and if we cannot make enhancements to remain competitive, our competitive position would be harmed. If we are unable to compete successfully, we may lose clients or be unable to attract new clients, which could lead to a decrease in our revenue and financial condition.

Laws restricting biopharmaceutical sales and marketing practices may adversely impact demand for our services.

There have been a significant number of laws, legislative initiatives and regulatory actions over the years that seek to limit biopharmaceutical sales and marketing practices. For example, three states in 2006 and 2007 passed laws restricting the use of prescriber identifiable information for the purpose of promoting branded prescription medicines. Although these laws were subsequently declared to be unconstitutional based on a decision of the U.S. Supreme Court in Sorrell v. IMS Health in 2011, we are unable to predict whether, and in what form, other initiatives may be introduced or actions taken at the state or Federal levels to limit biopharmaceutical sales and marketing practices. In addition, while we will continue to seek to adapt our services to comply with the requirements of these laws (to the extent applicable to our services), if enacted, there can be no assurance that our efforts to adapt our offerings will be successful and provide the same financial contribution to us. There can also be no assurance that future legislative initiatives will not adversely affect our ability to develop or market current or future offerings, or that any future laws will not diminish the demand for our services, all of which could, over time, result in a material adverse impact on our operating results and financial condition.

Our legacy Quintiles clients face intense competition from lower cost generic products, which may lower the amount that they spend on our services.

Our legacy Quintiles clients face increasing competition from lower cost generic products, which in turn may affect their ability to pursue research and development activities with us. In the United States, EU and Japan, political pressure to reduce spending on prescription drugs has led to legislation and other measures which encourages the use of generic products. In addition, proposals emerge from time to time in the United States and other countries for legislation to further encourage the early and rapid approval of generic drugs. Loss of patent protection for a product typically is followed promptly by generic substitutes, reducing our clients’ sales of that product and their overall profitability. Availability of generic substitutes for our clients’ drugs may adversely affect their results of operations and cash flow, which in turn may mean that they would not have surplus capital to invest in research and development and drug commercialization, including in our services. If competition from generic products impacts our clients’ finances such that they decide to curtail our services, our revenues may decline and this could have a material adverse effect on our business.

Risks Relating to Our Indebtedness

Restrictions imposed in the Senior Secured Credit Facilities other outstanding indebtedness, including the indentures governing Quintiles IMS Holdings, Inc. (“QuintilesIMS”, the “Company”, “we”, “our” and/or “us”) outstanding notes, may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

The terms of the Senior Secured Credit Facilities restrict QuintilesIMS and its restricted subsidiaries from engaging in specified types of transactions. These covenants restrict the ability of QuintilesIMS and its restricted subsidiaries, among other things, to:

•	incur liens;
•	make investments and loans;
•	incur indebtedness or guarantees;
•	issue preferred stock of a restricted subsidiary;
•	issue disqualified equity;
•	engage in mergers, acquisitions and asset sales;
•	declare dividends, make payments or redeem or repurchase equity interests;
•	alter the business QuintilesIMS and its restricted subsidiaries conduct;
•	make restricted payments;
•	enter into agreements limiting restricted subsidiary distributions;
•	prepay, redeem or purchase certain indebtedness; and
•	engage in certain transactions with affiliates.

In addition, the revolving credit facility and the new term loans under our senior secured credit facility require QuintilesIMS to comply with a quarterly maximum senior secured net leverage ratio test and minimum interest coverage ratio test, which become more restrictive over time. QuintilesIMS’s ability to comply with these financial covenants can be affected by events beyond our control, and QuintilesIMS may not be able to satisfy them. Additionally, the restrictions contained in the indentures governing the outstanding notes could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.

A breach of any of these covenants could result in a default under the Senior Secured Credit Facilities or the indentures governing the outstanding notes, which could trigger acceleration of our indebtedness and may result in the acceleration of or default under any other debt to which a cross-acceleration or cross-default provision applies, which could have a material adverse effect on our business, operations and financial results. In the event of any default under the Senior Secured Credit Facilities, the applicable lenders could elect to terminate borrowing commitments and declare all borrowings and loans outstanding, together with accrued and unpaid interest and any fees and other obligations, to be due and payable. In addition, or in the alternative, the applicable lenders could exercise their rights under the security documents entered into in connection with the Senior Secured Credit Facilities. QuintilesIMS and the other subsidiary guarantors have pledged substantially all of their tangible and intangible assets (subject to customary exceptions) as collateral under the Senior Secured Credit Facilities, including the stock and the assets of certain of our current and future wholly owned United States subsidiaries and a portion of the stock of certain of our non-United States subsidiaries.

If we were unable to repay or otherwise refinance these borrowings and loans when due, the applicable lenders could proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the credit agreement governing the Senior Secured Credit Facilities or the exercise by the applicable lenders of their rights under the security documents would likely have a material adverse effect on us.

Despite our level of indebtedness, we are able to incur more debt and undertake additional obligations. Incurring such debt or undertaking such additional obligations could further exacerbate the risks to our financial condition.

Although our credit agreement, which governs the senior credit facilities of our wholly owned subsidiary through which we conduct our operations, Quintiles IMS Incorporated (“OpCo”), contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could increase. In addition, the receivables financing agreement for our special purpose subsidiary, Quintiles Funding, LLC (“Quintiles Funding”) limits borrowing based on the amount of receivables purchased by Quintiles Funding from certain of our other subsidiaries, but when supported by the value of such purchased receivables, the debt under our receivables financing facility can increase. As of September 30, 2016, we had $532.0 million of additional available borrowings under our revolving credit facilities.

While the credit agreement also contains restrictions on our and our restricted subsidiaries’ ability to make loans and investments, these restrictions are subject to a number of qualifications and exceptions, and the investments incurred in compliance with these restrictions could be substantial.

Restrictive covenants in our other indebtedness may limit our flexibility in our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

The terms contained in certain of our indebtedness, including credit facilities and any future indebtedness of ours, may include a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our and our restricted subsidiaries’ ability to take actions that we believe may be in our interest. These agreements, among other things, limit our ability to:

•	incur additional debt;
•	provide guarantees in respect of obligations of other persons;
•	issue redeemable stock and preferred stock;
•	pay dividends or distributions or redeem or repurchase capital stock;
•	prepay, redeem or repurchase debt;
•	make loans, investments and capital expenditures;
•	enter into transactions with affiliates;
•	create or incur liens;
•	make distributions from our subsidiaries;
•	sell assets and capital stock of our subsidiaries;
•	make acquisitions; and
•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

A breach of the covenants or restrictions under the agreements governing our other indebtedness could result in a default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders and noteholders accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness.

Our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of future financing.

Interest rate fluctuations may affect our results of operations and financial condition.

Because we have variable rate debt, fluctuations in interest rates affect our business. We attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. We have entered into interest rate swaps with financial institutions that have reset dates and critical terms that match those of our senior secured term loan credit facility. Accordingly, any change in market value associated with the interest rate swaps is offset by the opposite market impact on the related debt. As of September 30, 2016, we had approximately $1.7 billion of variable rate indebtedness. In June 2015, we entered into seven forward starting interest rate swaps with a notional value of $440.0 million which became effective June 30, 2016 at which time we had approximately $1.2 billion of variable rate indebtedness. The interest rate swaps expire between March 31, 2017 and March 31, 2020. Because we do not attempt to hedge all of our variable rate debt, we may incur higher interest costs for the portion of our variable rate debt which is not hedged. Once the interest rate swaps are effective, each quarter-point increase or decrease in the variable interest rate would result in our interest expense changing by approximately $4.3 million per year under our unhedged variable rate debt.

Risks Relating to Ownership of Our Common Stock

The parties to the Shareholders Agreement continue to have significant influence over the Surviving Corporation after the Merger, including control over decisions that require the approval of stockholders, which could limit the ability of other stockholders to influence the outcome of matters submitted to stockholders for a vote.

As of October 26, 2016, certain of the largest post-merger stockholders own approximately 39.6% of the outstanding shares of our common stock. These stockholders are parties to a Shareholders Agreement dated May 3, 2016 (the “Shareholders Agreement”) that superseded and replaced the Quintiles’ Amended and Restated Shareholders Agreement dated February 5, 2015 and the Quintiles’ Second Amended and Restated Registration Rights Agreement, dated May 14, 2013, as amended and the IMS Health Amended and Restated Shareholders Agreement dated as of April 9, 2014.

The parties to the Shareholders Agreement, other than Dr. Dennis Gillings and certain of his affiliates (the “DG Shareholders”) (who have agreed separately to vote in favor of the merger and the transactions contemplated thereby), have agreed to vote for individuals designated to the Surviving Corporation board of directors upon completion of the Merger as follows:

•	Ari Bousbib (as our Chief Executive Officer);
•	Thomas Pike (as our Vice Chairman);
•

one individual designated by the TPG-Q Funds and the TPG-I Funds (collectively “TPG Shareholders”) (until the time at which the TPG Shareholders beneficially own, as a group, less than 5% of our outstanding common stock);

•

another individual designated by the TPG Shareholders (until the earlier of (i) the seven year anniversary of completion of the merger and (ii) time at which the TPG Shareholders beneficially own, as a group, 5% or more but less than 12% of our outstanding common stock);

•

one individual designated by each of Bain Capital Investors, LLC (“Bain Capital”), the LGP Shareholders and the CPP Shareholder (each until the earlier of (i) the day after our 2018 annual meeting of stockholders or (ii) the time at which such stockholder group beneficially owns less than 2.5% of our outstanding common stock); and

•	four individuals who are non-stockholder, independent directors.

The Shareholders Agreement provides that we will use our best efforts to cause Dr. Gillings to be elected as the Lead Director through our 2018 annual meeting of stockholders and to be elected as a director so that he may serve as a director until the day after our 2021 annual meeting of stockholders (provided that the DG Shareholders, as a group, continue to beneficially own at least 2.5% of our outstanding common stock), including using its best efforts to support his nomination for the slate of director nominees for a three-year term at our 2017 and 2020 annual meetings of stockholders.

As a result, the parties to the Shareholders Agreement potentially have the ability to influence decisions of our company to enter into any corporate transaction (and the terms thereof), any change in the composition of our board of directors and any transaction that requires stockholder approval regardless of whether others believe that such change or transaction is in the best interests of our company. Additionally, the parties to the Shareholders Agreement are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the parties to the Shareholders Agreement may also pursue acquisition opportunities that may be complementary to our businesses and, as a result, those acquisition opportunities may not be available to us. So long as the parties to the Shareholders Agreement continue to own a significant amount of our equity, if they exercise their stockholder rights collectively, they will be able to significantly influence our decisions.

Provisions of the corporate governance documents of QuintilesIMS could make an acquisition of QuintilesIMS difficult and may prevent attempts by its stockholders to replace or remove its management, even if beneficial to its stockholders.

In addition to the beneficial ownership of a large percentage of QuintilesIMS common stock by the parties to the Shareholders Agreement, our certificate of incorporation and Delaware bylaws and the General Corporation Law of Delaware (“DGCL”) contain provisions that could make it difficult for a third party to acquire QuintilesIMS even if doing so might be beneficial to its stockholders, including:

•	the division of the board of directors into three classes and the election of each class for three-year terms;
•	subject to the Shareholders Agreement, the sole ability of the board of directors to fill a vacancy created by the death or resignation of a director or the expansion of the board of directors;
•	advance notice requirements for stockholder proposals and director nominations;
•	limitations on the ability of stockholders to call special meetings and to take action by written consent;
•

the approval of holders of at least seventy-five percent (75%) of the outstanding shares of QuintilesIMS entitled to vote on any amendment, alteration, change, addition or repeal of the Delaware bylaws is required to amend, alter, change, add to or repeal the Delaware bylaws;

•

the required approval of holders of at least seventy-five percent (75%) of the outstanding shares of QuintilesIMS to remove directors, which removal may only be for cause, subject to different requirements in the case of directors elected by a voting group of stockholders and the terms of the Shareholders Agreement; and

•

the ability of the board of directors to issue new series of, and designate the terms of, preferred stock, without stockholder approval, which could be used to, among other things, institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by the board of directors.

In addition, QuintilesIMS is subject to Section 203 of the DGCL regulating corporate takeovers. Section 203, subject to certain exceptions, prohibits a Delaware corporation from engaging in any “business combination” with any “interested stockholder” for a period of three years following the date that such stockholder became an interested stockholder unless:

•	prior to such date, the board of directors of the corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;
•

upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding those shares owned by persons who are directors and also officers, and employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or

•

on or subsequent to such date, the business combination is approved by the board of directors and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

In general, Section 203 defines “business combination” to include mergers or consolidations between a Delaware corporation and an interested stockholder, transactions with an interested stockholder involving the assets or stock of the corporation or its majority-owned subsidiaries and transactions which increase an interested stockholder’s percentage ownership of stock. In general, Section 203 defines an “interested stockholder” as any entity or person beneficially owning 15% or more of the outstanding voting stock of the corporation and any entity or person affiliated with or controlling or controlled by such entity or person. These provisions may frustrate or prevent any attempts by stockholders to replace members of the board of directors. Because QuintilesIMS’s board is responsible for appointing the members of management, these provisions could in turn affect any attempt to replace current members of management. As a result, stockholders of QuintilesIMS may lose their ability to sell their stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of QuintilesIMS may be unsuccessful.

Our operating results and share price may be volatile, which could cause the value of our stockholders’ investments to decline.

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

These and other factors, many of which are beyond our control, may cause our operating results and the market price for our shares to fluctuate substantially. While we believe that operating results for any particular quarter are not necessarily a meaningful indication of future results, fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

There may be sales of a substantial amount of our common stock by our current stockholders, and these sales could cause the price of our common stock to fall.

As of October 26, 2016, there were 246,181,560 shares of common stock outstanding. Approximately 39.6% of the outstanding shares of our common stock is held by parties to the Shareholders Agreement).

Each of the parties to the Shareholders Agreement, other than the DG Shareholders (who are covered by the letter agreement described below), have agreed that (i) for 90 days following the completion of the Merger, neither it nor its affiliates will transfer any of our common stock and (ii) after such period has ended, neither it nor its affiliates will, except for certain pledges, transfers to permitted transferees and certain transfers in connection with underwritten public offerings, (x) transfer more than 1% of our outstanding common stock in any calendar quarter or (y) transfer any shares of our  outstanding common stock to a third party such that, to such stockholder’s knowledge, as a result of such transfer, such third party would, together with its affiliates if applicable, own 10% or more of the total voting power of our voting stock.

The DG Shareholders have entered into a letter agreement with us pursuant to which they have agreed that (i) for 90 days following the completion of the Merger, the DG Shareholders will not transfer any of our common stock; and (ii) following such period, until the earlier of (x) the day after our 2021 annual meeting of stockholders (y) the date that the DG Shareholders, together with their affiliates, cease to own at least 2.5% of our outstanding common stock or (z) the date on which the DG Shareholders have withdrawn from the Shareholders Agreement in accordance with its terms, neither the DG Shareholders nor their affiliates will transfer more than 1% of our outstanding common stock in any calendar quarter or transfer any shares of our outstanding common stock to a third party that, to such stockholder’s knowledge, as a result of such transfer would own 10% or more of our outstanding common stock, in each case except for certain pledges, transfers to permitted transferees and certain transfers in connection with underwritten public offerings.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future. For example, as restrictions on resale end, the market price of our common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Stockholders that are a party to the Shareholders Agreement may require us to register their shares for resale under the federal securities laws, subject to certain requirements. Under the Shareholders Agreement, we are required to pay the registration expenses associated with the registration of such shares, not including the underwriting discounts, commissions and transfer taxes. Registration of those shares would allow those stockholders to immediately resell their shares in the public market. Any such sales or the anticipation of such sales may cause the market price of our common stock to decline.

Since we have no current plans to pay regular cash dividends on our common stock, stockholders may not receive any return on investment unless they sell their common stock for a price greater than that which they paid for it.

Although we have previously declared dividends to our stockholders prior to our initial public offering in May 2013, we do not currently anticipate paying any regular cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under our existing credit facilities. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.

Our certificate of incorporation contains a provision renouncing any interest and expectancy in certain corporate opportunities identified by certain of our affiliates, even if such corporate opportunities are ones that we might reasonably be deemed to have pursued or had the ability or desire to pursue.

Our certificate of incorporation provides that our company renounces any interest or expectancy in the business opportunities of the TPG Shareholders, the Bain Shareholders, CPP Investment Board Private Holdings Inc. (“CPP Shareholder”), and Leonard Green & Partners, L.P. (“LGP Shareholders”), and their affiliates (other than our company and our subsidiaries) and all of their respective partners, principals, directors, officers, members, managers, managing directors and/or employees, and each such person will have no obligation to offer us such opportunities. This provision applies to these stockholders (and associated parties) only for so long as a nominee designated by the stockholder under the Shareholders Agreement continues to serve on the board. Stockholders are deemed to have notice of and have consented to this provision of our certificate of incorporation.

Therefore, a director or officer of our company who also serves as a director, officer, member, manager, or employee of such stockholders may pursue certain business opportunities, including acquisitions, that may be complementary to its business and, as a result, such opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on the business, financial condition, results of operations, or prospects of our company if attractive corporate opportunities are allocated by such stockholders to themselves or their other affiliates instead of to us.

Risks Relating to the Merger

QuintilesIMS may be unable to fully realize the competitive and operating synergies that are projected to be achieved through the combination of Quintiles’ services and IMS Health’s offerings.

Part of the strategic rationale for the Merger is the opportunity for us to potentially drive additional revenue and earnings through the utilization by Quintiles of IMS Health’s data assets and capabilities in accelerating clinical trials. However, the utilization of data in the two companies’ markets is still evolving and subject to a number of risks and uncertainties, including the following:

•

government regulatory agencies and legislative bodies, including agencies and legislatures regulating the use of personal data, may impose new conditions or restrictions which affect our use of IMS Health data;

•	Our clients may decide that they will not award additional business to QuintilesIMS based on its data capabilities;
•

implementation of any operational plans to create new data products and solutions for our clients will likely be complex and technically challenging to implement, and may be subject to delays and cost overruns and there is no assurance that the implementation can be carried out effectively;

•

clinical research is a complex and evolving area, and creating effective approaches involving the use of third party data to drive more effective and efficient research outcomes is difficult and challenging; and

•

third parties outside of the control of Quintiles and IMS Health (including suppliers, regulators, and clients) may impose restrictions or conditions which affect the projected data synergies arising from the transaction.

We are unable to predict the extent to which these factors will inhibit our business plans and any one of them could result in decreased or delays in our performance.

We may fail to realize all of the anticipated benefits of the Merger or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the two businesses.

Our ability to realize the anticipated benefits of the transaction will depend, to a large extent, on our ability to integrate the two businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, Quintiles and IMS Health will be required to devote significant management attention and resources to integrating their business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively, would restrict the realization of the full-expected benefits. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the transaction could cause an interruption of or a loss of momentum in, the activities of QuintilesIMS and could adversely affect the results of operations of QuintilesIMS.

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

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of the businesses of Quintiles and IMS Health are integrated successfully, the full benefits of the transaction may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of the businesses of Quintiles and IMS Health. All of these factors could negatively impact our earnings per share, decrease or delay the expected accretive effect of the transaction and negatively impact the price of our shares. As a result, there is no assurance that the combination of Quintiles and IMS Health will result in the realization of the full benefits anticipated from the Merger.

Our market price following the closing may be affected by factors different from those that historically have affected IMS Health common stock and Quintiles common stock.

On October 3, 2016, holders of shares of IMS Health common stock (other than shares of IMS Health common stock held in treasury or owned by Quintiles or subsidiaries of either company (the “Excluded Shares”)) and Quintiles common stock became holders of our common stock (NYSE Symbol: “Q”). Quintiles’ businesses differ from those of IMS Health, and accordingly our results of operations will be affected by some factors that are different from those currently affecting the results of operations of IMS Health. Our results of operation may also be affected by factors different from those currently affecting Quintiles.

We expect to incur substantial transaction fees and merger related costs in connection with the Merger.

We expect to incur a number of substantial expenses, totaling approximately $82 million, associated with completing the Merger, including all filing and other fees paid to the United States Securities and Exchange Commission in connection with the Merger, and combining the operations of the two companies. While we have assumed that a certain level of transaction and coordination expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of these transaction and coordination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. Additional unanticipated costs may be incurred in the integration of the businesses of Quintiles and IMS Health, and such costs could become substantial. Although it is expected that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction and merger related costs over time, this net benefit may not be achieved in the near term, or at all. These costs could adversely affect the financial condition and results of operation of QuintilesIMS following the Merger.

If the Merger does not qualify as a reorganization under Section 368(a) of the Internal Revenue Code, IMS Health and the IMS Health stockholders may be required to pay substantial United States federal income taxes.

It was a condition to the completion of the Merger that legal opinions from tax counsel were received that the Merger will be treated for United States federal income tax purposes as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code. These opinions were based on certain assumptions and representations as to factual matters from Quintiles and IMS Health, as well as certain covenants and undertakings by Quintiles and IMS Health. If any of the assumptions, representations, covenants or undertakings is incorrect, incomplete, inaccurate or is violated in any material respect, the validity of the conclusions reached by tax counsel would be jeopardized. Additionally, an opinion of counsel is not binding on the Internal Revenue Service (“IRS”) or any court, so there can be no certainty that the IRS will not challenge the conclusions reflected in the opinions or that a court will not sustain such a challenge. If the IRS or a court determines that the Merger should not be treated as a “reorganization,” a holder of IMS Health common stock that is a United States Holder would generally recognize gain or loss upon the exchange of IMS Health common stock for QuintilesIMS common stock pursuant to the Merger. In addition, if the Merger is not treated as a “reorganization,” IMS Health would recognize gain or loss, measured generally by the difference between the fair market value of IMS Health’s assets and IMS Health’s adjusted tax basis in such assets.

The future results of QuintilesIMS will suffer if we do not effectively manage its expanded operations following the completion of the Merger.

Following the completion of the Merger, the size of the business of QuintilesIMS increased significantly beyond the current size of either Quintiles’ or IMS Health’s business. Our future success depends, in part, upon our ability to manage this expanded business, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. If we are unsuccessful in managing our integrated operations, or if we do not realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Merger, the operations and financial condition of QuintilesIMS could be adversely affected and we may not be able to take advantage of business development opportunities.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2016.

QUINTILES IMS HOLDINGS, INC.

/s/ Michael R. McDonnell
Michael R. McDonnell Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

				Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

2.1	*	Agreement and Plan of Merger, dated as of May 3, 2016, by and between Quintiles Transnational Holdings Inc. and IMS Health Holdings, Inc. (which includes the Plan of Conversion dated as of May 3, 2016 as Exhibit A thereto).		8-K	001-35907	2.1	May 3, 2016
3.1		Articles of Conversion, as filed with the North Carolina Secretary of State on October 3, 2016.		8-K	001-35907	3.1	October 3, 2016
3.2		Certificate of Conversion, as filed with the Delaware Secretary of State on October 3, 2016.		8-K	001-35907	3.2	October 3, 2016
3.3		Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 3, 2016.		8-K	001-35907	3.3	October 3, 2016
3.4		Amended and Restated Bylaws, effective October 3, 2016.		8-K	001-35907	3.4	October 3, 2016
4.1		Indenture, dated as of September 28, 2016, among Quintiles IMS Incorporated, the Guarantors listed therein and U.S. Bank National Association, as Trustee.		8-K	001-35907	4.1	October 3, 2016
4.2		Senior Note Indenture, dated as of October 24, 2012, among IMS Health Incorporated, as Issuer, the Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.		IMS Health S-1	333-193159	4.9	January 2, 2014
4.3		Senior Note Indenture, dated as of March 30, 2015, among IMS Health Incorporated, as Issuer, the Guarantors party thereto, and Deutsche Trustee Company Limited, as Trustee.		IMS Health 10-Q	001-36381	4.1	May 15, 2015
10.1		Letter agreement between the Company and Michael R. McDonnell effective on October 3, 2016.		8-K	001-35907	10.1	October 3, 2016
10.2		Letter agreement between the Company and James H. Erlinger III effective on October 3, 2016.		8-K	001-35907	10.2	October 3, 2016
10.3		Form of Restricted Stock Award Agreement.	X
10.4		Amended and Restated Employment Agreement among IMS Health Holdings, Inc., IMS Health Incorporated and Ari Bousbib, dated February 12, 2014.		IMS Health S-1/A	333-193159	10.25	March 10, 2014
10.5		Quintiles IMS Holdings, Inc. 2010 Equity Incentive Plan.		8-K	001-35907	10.5	October 3, 2016
10.6		Quintiles IMS Holdings, Inc. 2014 Incentive and Stock Award Plan.		8-K	001-35907	10.6	October 3, 2016
10.7		Quintiles IMS Holdings, Inc. Defined Contribution Executive Retirement Plan.		8-K	001-35907	10.7	October 3, 2016
10.8		Form of Indemnification Agreement with each of the non-management directors of the Registrant.		8-K	001-35907	10.8	October 3, 2016

10.9	Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of October 3, 2016, among Quintiles IMS Incorporated, IMS AG, IMS Japan K.K., Quintiles IMS Holdings, Inc., the Guarantors party thereto, Bank of America N.A., as Administrative Agent and Collateral Agent, and the other Lenders party thereto, the Incremental Term A-3 Lenders party thereto and the Incremental Revolving Credit Lenders party thereto.		8-K	001-35907	10.9	October 3, 2016
10.10

Senior Note Purchase Agreement, dated September 14, 2016, between IMS Health Incorporated, a wholly owned subsidiary of IMS Health Holdings, Inc., and the representative of the initial purchasers named therein.

		X
10.11	Third Amended and Restated Credit Agreement, dated as of March 17, 2014, among IMS Health Incorporated, as the Parent Borrower, IMS AG, as a Borrower, IMS Japan K.K., as a Borrower, Healthcare Technology Intermediate Holdings, Inc., as Holdings, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.		IMS Health S-1/A	333-193159	10.32	March 24, 2014
10.12	Incremental Amendment No. 1, dated May 11, 2015, to Third Amended and Restated Credit and Guaranty Agreement, dated as of March 17, 2014, among IMS Health Incorporated, as the Parent Borrower, IMS AG, as a Borrower, IMS Japan K.K., as a Borrower, Healthcare Technology Intermediate Holdings, Inc., as Holdings, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015.		IMS Health 10-Q	001-36381	10.1	May 15, 2015
10.13	Incremental Amendment No. 2, dated January 15, 2016, to Third Amended and Restated Credit and Guaranty Agreement, dated as of March 17, 2014, among IMS Health Incorporated, as the Parent Borrower, IMS AG, as a Borrower, IMS Japan K.K., as a Borrower, Healthcare Technology Intermediate Holdings, Inc., as Holdings, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, incorporated herein by reference to the Company’s Form 8-K filed with the SEC.		IMS Health 8-K	001-36381	10.1	January 21, 2016
10.14	Amended and Restated Pledge and Security Agreement, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., IMS Health Incorporated, each of the grantors party thereto, and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Amendment 3 to the Company’s Registration Statement on Form S-1 filed with the SEC.		IMS Health S-1/A	333-193159	10.33	March 24, 2014

10.15	U.S. Guaranty, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., as Holdings, IMS Health Incorporated, as Parent Borrower, the other Guarantors party thereto from time to time, and Bank of America, N.A., as Administrative Agent.	IMS Health S-1/A	333-193159	10.34	March 24, 2014
10.16	2013 IMS Health Annual Incentive Compensation Plan.	IMS Health S-1	333-193159	10.6	January 2, 2014
10.17	IMS Health Incorporated Employee Protection Plan and Summary Plan Description (as Amended and Restated effective January 1, 2014).	IMS Health 10-Q	001-3681	10.1	July 28, 2016
10.18	First Amendment to the IMS Health Incorporated Employee Protection Plan and Summary Plan Description (effective June 1, 2016).	IMS Health 10-Q	001-3681	10.2	July 28, 2016
10.19	IMS Health Incorporated Defined Contribution Executive Retirement Plan, as amended and restated.	IMS Health S-1	333-193159	10.10	January 2, 2014
10.20	First Amendment to the IMS Health Incorporated Retirement Excess Plan, dated March 17, 2009.	IMS Health S-1	333-193159	10.12	January 2, 2014
10.21	Second Amendment to the IMS Health Incorporated Retirement Excess Plan, dated December 8, 2009.	IMS Health S-1	333-193159	10.13	January 2, 2014
10.22	Third Amendment to the IMS Health Incorporated Retirement Excess Plan, dated April 5, 2011.	IMS Health S-1	333-193159	10.14	January 2, 2014
10.23	Fourth Amendment to the IMS Health Incorporated Retirement Excess Plan (effective May 3, 2016).	IMS Health 10-Q	001-36381	10.3	July 28, 2016
10.24	IMS Health Incorporated Savings Equalization Plan, as amended and restated effective as of January 1, 2011.	IMS Health S-1	333-193159	10.15	January 2, 2014
10.25	Healthcare Technology Holdings, Inc. 2010 Equity Incentive Plan, as amended and restated.	IMS Health S-1/A	333-193159	10.16	February 13, 2014
10.26	Form of IMS Time-and Performance-Based Stock Option Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.17	January 2, 2014
10.27	Form of IMS Time-Based Stock Option Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.18	January 2, 2014
10.28	Form of IMS Director Stock Option Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.19	January 2, 2014
10.29	Form of IMS Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.20	January 2, 2014
10.30	Form of IMS Director Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.21	January 2, 2014
10.31	Form of IMS Rollover Stock Appreciation Right Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.22	January 2, 2014
10.32	Senior Management Nonstatutory Option Agreement between Healthcare Technology Holdings, Inc. and Ari Bousbib, dated December 1, 2010.	IMS Health S-1/A	333-193159	10.23	February 13, 2014

10.33	Senior Management Nonstatutory Option Agreement between Healthcare Technology Holdings, Inc. and Ari Bousbib, dated December 1, 2010.		IMS Health S-1/A	333-193159	10.24	February 13, 2014
10.34	IMS 2014 Incentive and Stock Award Plan.		IMS Health S-1/A	333-193159	10.26	March 10, 2014
10.35	Form of IMS Stock Appreciation Rights Agreement under the 2014 Incentive and Stock Award Plan.		IMS Health 8-K	001-36381	10.1	February 10, 2015
10.36	Form of IMS Performance Share Award Agreement under the 2014 Incentive and Stock Award Plan.		IMS Health 8-K	001-36381	10.2	February 10, 2015
10.37	Restricted Stock Unit Award Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated February 12, 2014, incorporated herein by reference to Amendment 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 10, 2014.		IMS Health S-1/A	333-193159	10.29	March 10, 2014
10.38	2014 IMS Health Annual Incentive Plan.		IMS Health S-1/A	333-193159	10.30	March 10, 2014
10.39	Amendment No. 1, dated December 31, 2015, to Restricted Stock Unit Award Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated February 12, 2014.		IMS Health 10-K	001-36381	10.33	February 19, 2016
10.40	Stock Appreciation Rights Agreement between IMS Health Holdings, Inc. and Ari Bousbib, dated February 10, 2015.		IMS Health 10-K	001-36381	10.34	February 19, 2016
10.41	Amendment No. 1, dated December 31, 2015, to Stock Appreciation Rights Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated February 10, 2015.		IMS Health 10-K	001-36381	10.35	February 19, 2016
10.42	Restricted Stock Award Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated December 31, 2015.		IMS Health 10-K	001-36381	10.36	February 19, 2016
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

		X

*The Merger Agreement and the description thereof included herein have been included to provide investors and stockholders with information regarding the terms of the agreement. They are not intended to provide any other factual information about Quintiles or IMS Health or their respective subsidiaries or affiliates or stockholders. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of the Merger Agreement as of the specific dates therein, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk among the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by Quintiles or IMS Health. Accordingly, investors should read the representations and warranties in the Merger Agreement not in isolation but only in conjunction with the other information about Quintiles or IMS Health and their respective subsidiaries that the respective companies include in reports, statements and other filings they make with the United States Securities and Exchange Commission.