Form 10-K
period 2016-12-31
Quintiles IMS Holdings, Inc.
filed 2017-02-16
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                      .

Commission File Number: 001-35907

QUINTILES IMS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-1341991 (I.R.S. Employer Identification Number)

4820 Emperor Blvd., Durham, North Carolina 27703

and

83 Wooster Heights Road, Danbury, Connecticut 06810

(Address of principal executive offices and Zip Code)

(919) 998-2000 and (203) 448-4600

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price as reported on the New York Stock Exchange on June 30, 2016, the last business day of the registrant’s most recently completed second quarter, was approximately $5,770,018,162, (which does not give effect to the business combination of Quintiles Transnational Holdings Inc. and IMS Health Holdings, Inc. completed on October 3, 2016).

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	235,719,111 shares outstanding as of February 9, 2017

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

QUINTILES IMS HOLDINGS, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements reflect, among other things, our current expectations, our forecasts and our anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.” We assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

GENERAL

When we use the terms “QuintilesIMS,” the “Company,” “we,” “us” or “our” in this Annual Report on Form 10-K, we mean Quintiles IMS Holdings, Inc. and its subsidiaries on a consolidated basis, unless we state or the context implies otherwise.

On October 3, 2016, Quintiles Transnational Holdings Inc. (“Quintiles”) completed its previously announced merger of equals transaction (the “Merger”) with IMS Health Holdings, Inc. (“IMS Health”). Pursuant to the terms of the merger agreement dated as of May 3, 2016 between Quintiles and IMS Health (the “Merger Agreement”), IMS Health was merged with and into Quintiles, and the separate corporate existence of IMS Health ceased, with Quintiles continuing as the surviving corporation. Immediately prior to the completion of the Merger, Quintiles reincorporated as a Delaware corporation. Quintiles changed its name to Quintiles IMS Holdings, Inc. At the effective time of the Merger, each issued and outstanding share of IMS Health common stock was automatically converted into 0.3840 of a share of the Company’s common stock.

INDUSTRY AND MARKET DATA

This annual report on Form 10-K includes market data and forecasts with respect to the healthcare industry. In some cases, we rely on and refer to market data and certain industry forecasts that were obtained from third party surveys, market research, consultant surveys, publicly available information and industry publications and surveys that we believe to be reliable. However, we have not independently verified data from industry analyses and cannot guarantee their accuracy or completeness. We believe that data regarding the industry, market size and its market position and market share within such industry provide general guidance but are inherently imprecise. Other industry and market data included in this annual report are from QuintilesIMS analyses and have been identified accordingly, including, for example, QuintilesIMS Market Prognosis, which is a subscription-based service that provides five-year pharmaceutical market forecasts at the national, regional and global levels. We are a leading global information provider for the healthcare industry and we maintain databases, produce market analyses and deliver information to clients in the ordinary course of our business. Our information is widely referenced in the industry and used by governments, payers, academia, the life sciences industry, the financial community and others. Most of this information is available on a subscription basis. Other reports and information are available publicly through our QuintilesIMS Institute for Healthcare Informatics (the “QuintilesIMS Institute”). All such information is based upon our own market research, internal databases and published reports and has not been verified by any independent sources. Our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in the “Risk Factors” section. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.

TRADEMARKS AND SERVICE MARKS

We own or have rights to trademarks and service marks that we use in connection with the operation of our business, including QuintilesIMS, Quintiles, the Quintiles logo, IMS Health, IMS, the IMS logo, IMS One, MIDAS, One Key, Xponent, DDD, MD360 Provider Performance Management and E360. All other trademarks or service marks appearing in this annual report that are not identified as marks owned by us are the property of their respective owners.

Solely for convenience, the trademarks, service marks and trade names referred to in this annual report are listed without the ®, (sm) and (TM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. We do not intend our use or display of other companies’ trademarks or service marks to imply an endorsement or sponsorship of us by such other companies.

PART I

Item 1. Business

Our Company

We are a leading worldwide integrated information and technology-enabled healthcare service provider, dedicated to helping our clients improve their clinical, scientific and commercial results. Formed through the merger of Quintiles and IMS Health, QuintilesIMS’s over 50,000 employees conduct operations in more than 100 countries. Our broad range of healthcare information, technology and service solutions span the entire product lifecycle, from clinical to commercial operations, bringing clients an opportunity to realize the full potential of innovations and advanced healthcare outcomes.

Following the Merger, we have one of the largest and most comprehensive collections of healthcare information in the world, which includes more than 530 million comprehensive, longitudinal, anonymous patient records spanning sales, prescription and promotional data, medical claims, electronic medical records and social media. Our scaled and growing data set contains over 20 petabytes of proprietary data sourced from more than 100,000 data suppliers and covering over 800,000 data feeds globally. Based on this data, we deliver information and insights on over 85% of the world’s pharmaceuticals, as measured by 2015 sales. We standardize, organize, structure and integrate this data by applying our sophisticated analytics and leveraging our global technology infrastructure. This helps our clients run their organizations more efficiently and make better decisions to improve their clinical, commercial and financial performance. The breadth of the intelligent, actionable information we provide is not comprehensively available from any other source and our scope of information would be difficult and costly for another party to replicate.

We leverage our proprietary information assets to develop clinical and commercial capabilities with a talented healthcare-focused workforce that enables us to grow our relationships with healthcare stakeholders throughout the life science’s value chain. This set of capabilities includes:

•	A leading healthcare-specific global IT infrastructure, representing what we believe is one of the largest and most sophisticated information technology infrastructures in healthcare. By processing over 65 billion healthcare transactions annually, our infrastructure connects complex healthcare data while applying a wide range of privacy, security, operational, legal and contractual protections for data in response to local law, supplier requirements and industry leading practices;

•	Data-enriched clinical development, which improves clinical trial design, site identification and patient recruitment by empowering therapeutic, scientific, and domain experts with expansive levels of information, including product level tracking in 90 markets, and information about treatments and outcomes on more than 530 million anonymous patients;

•	Robust real-world insights ecosystem, with sophisticated retrospective database analytics, prospective real-world data collection technology platforms and scientific expertise, which enables us to address critical healthcare issues of cost, value and patient outcomes;

•	A growing set of proprietary commercial applications, which support our clients’ sales operations, sales management, multi-channel marketing and performance management; and

•	A staff of more than 50,000 employees across the globe, including approximately 16,000 Commercial Services employees, approximately 27,000 Research & Development Solutions employees and approximately 7,000 Integrated Engagement Services employees.

Our mission-critical relationships with our life science clients consist of four important decision-making processes related to their product portfolios: Research and Development, Pre-Launch, Launch and In-Market. We continue to develop software and services applications to further deepen our level of client integration by enabling our clients to enhance and/or automate many components of these key decision-making processes.

• Market opportunity assessment	• Drug pricing optimization	• Market access	• Commercial operations

• Project management and clinical monitoring	• Launch readiness	• Health technology assessment	• Sales force effectiveness

• Clinical trial support services	• Commercial planning	• Commercial readiness	• Sales force alignment

• Patient recruitment	• Brand positioning	• Forecasting	• Multi-channel marketing

• Clinical trial laboratory services	• Message testing	• Resource allocation	• Client relationship management

• Strategic clinical trial planning and design	• Influence networks	• Contract sales force	• Lifecycle management

	• Territory design	• Observational studies

• Stakeholder engagement

We believe that a powerful component of our value proposition is the breadth and depth of intelligence we provide to help our clients address fundamental operational questions.

User	Illustrative Questions
Research & Development	Which study centers have the target patients?	Are there enough patients for my clinical trial?	How long will trial enrollment take to hit target patient volumes?

Sales	Which providers generate the highest return on representative visit?	Does my sales representative drive appropriate prescribing?	How much should I pay my sales representative next month?

Marketing	What share of patients is appropriately treated?	Which underserved patient populations will benefit most from my new drug?	Is my brand gaining market share quickly enough to hit revenue forecasts?

Real-World Evidence/Pharmacovigilance	What is the likely impact of new therapies on costs and outcomes?	Are new therapies performing better against existing standards of care in real-world settings?	Does real-world data indicate adverse events not detected in clinical trials?

Our Market Opportunity

We compete in a market of greater than $230 billion consisting of outsourced research and development, real-world evidence and connected health and technology enabled commercial operations markets for the life sciences companies and the broader healthcare industry. The following sets forth our estimates for the size of our principal markets:

•	Outsourced research and development: Biopharmaceutical spending on drug development totaled approximately $100 billion in 2016. Of that amount, we estimate that our addressable market (clinical development spending excluding preclinical spending) was approximately $56 billion. The portion of this addressable market that was outsourced in 2016, based on our estimates, was approximately $24 billion;

•	Real-World Evidence and connected health: Total addressable market of approximately $80 billion based on 2016 sales that consists of two relatively equal parts. First, the market for Real-World Evidence of approximately $40 billion includes traditionally defined analytic platforms and implementation, medical and scientific analytic services, observation studies and market access. Second, the market for connected healthcare of approximately $40 billion includes areas such as revenue cycle management, payer analytics and clinical decision support services; and

•	Technology enabled commercial operations: Total addressable market of approximately $50 billion based on 2016 sales that includes information, data warehousing, IT outsourcing, software applications and other services in the broader market for IT services. This addressable market also includes commercial services such as recruiting, training, deploying and managing global sales forces, channel management, patient engagement services, market access consulting, brand communication, advisory services, and health information analytics and technology consulting.

In deriving estimates of the size of the various markets described above, we review third-party sources, which include estimates and forecasts of spending in various market segments, in combination with internal QuintilesIMS research and analysis informed by our experience serving these market segments, as well as projected growth rates for each of these segments.

We believe there are six key trends affecting our end markets that will create increasing demand for research and development services and commercial solutions:

Growth and innovation in the life sciences industry. The life sciences industry is a large and critical part of the global healthcare system, and, according to the latest information available from the QuintilesIMS Market Prognosis service, is estimated to have generated approximately $1.1 trillion in revenue in 2016. According to our research, revenue growth in the life sciences industry globally is expected to range from 4% to 7% between 2017 and 2021. According to the QuintilesIMS Institute, it is estimated that spending on pharmaceuticals in emerging markets will expand at a 6-9% compound annual growth rate (“CAGR”) through 2021. The growth of emerging markets is making these geographies strategically important to life sciences organizations and, consistent with their approach in the developed markets, we expect these organizations to apply a high degree of sophistication to their commercial operations in these countries. For global companies, this requires highly localized knowledge and information assets, the development of market access strategies and performance benchmarking. In addition, local players are learning that they need to compete on the basis of improved information and analytics.

Growth in Research and Development. Spending trends in research and development are impacted as a result of several factors, including major biopharmaceutical companies’ efforts to replenish revenues lost from the so-called “patent cliff” of recent years, increased access to capital by the small and midcap biotechnology industry, and recent increases in pharmaceutical approvals by regulatory authorities. The QuintilesIMS Institute also estimates that 225 new molecular entities (“NMEs”) are expected to be approved between 2017 and 2021, compared to 184 between 2011 and 2015, and 146 between 2006 and 2010. We believe that further research and development spending, combined with the continued need for cost efficiency across the healthcare landscape, will continue to create opportunities for biopharmaceutical services companies, particularly those with a global reach and broad service offerings, to help biopharmaceutical companies with their pre- and post-launch solutions development and commercialization needs.

Increased Complexity in Research and Development. Biopharmaceutical companies face environments in which it has become increasingly difficult to operate. Improved standards of care in many therapeutic areas and the emergence of new types of therapies, such as biologics, genetically targeted therapies, gene and stem cell therapies, and other treatment modalities have led to more complex development and regulatory pathways. For example, the United States and European countries have recently released guidelines for the development of “biosimilar” products. We believe that our global clinical development capabilities, including our expertise in biomarkers and genomics and our global laboratory network, position us well to help biopharmaceutical companies manage the complexities inherent in an environment where this type of expertise is important.

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

Financial pressures driving the need for increased efficiency. Despite expected accelerating growth in the global life sciences market, we believe our clients will face increased operating margin pressure due to their changing product mix, pricing and reimbursement challenges, and rising costs of compliance. Product portfolios for life sciences companies have shifted toward specialty products with lower peak market sales potential than traditional primary care medicines. We believe that the need for biopharmaceutical companies to maximize productivity and lower costs across their processes from research and development through commercial operations will cause them to look to partners as they enter into outsourcing arrangements to improve efficiency. Further, our clients are looking for new ways to simplify processes and drive operational efficiencies by using automation, consolidating vendors and adopting new technology options such as hosted and cloud-based applications. This provides opportunities for technology services vendors to capture and consolidate internal spending by providing lower-cost and variable-cost options that lower clients’ research and development, selling, marketing and administrative costs.

Evolving need to integrate and structure expanding sources of data. Over the past decade, many health systems around the world have focused on digitizing medical records. While such records theoretically enhance access to data, relevant information is often unintegrated, unstructured, siloed in disparate software systems, or entered inconsistently. In addition, new sources of data from the internet, such as social media and information on limited patient pools, and information resulting from enhanced diagnostic technologies are creating new sources of healthcare data.

In order to derive valuable insights from existing and expanding sources of information, clients need access to statistically significant data sets organized into databases that can be queried and analyzed. For example, real-world evidence studies demonstrate practical and clinical efficacies, which we believe require the aggregation and integration of large clinical data sets across all care settings, types of therapies and patient cohorts. Longitudinal studies require analysis of anonymous patient diagnoses, treatments, procedures and laboratory test results to identify types of patients that will likely best respond to particular therapies. Finally, manufacturers also require the ability to analyze social media activity to identify the specific patient and advocacy groups that influence the adoption of new orphan drugs. This information is highly relevant to all healthcare stakeholders and we believe the opportunity to more broadly apply healthcare data can only be realized through structuring, organizing and integrating new and existing forms of data in conjunction with sophisticated analytics.

Need for demonstrated value in healthcare. Participants in the healthcare industry are focused on improving quality and reducing costs, both of which require assessment of quality and value of therapies and providers. As a result, physicians no longer make prescribing decisions in isolation, but rather in the context of guidance and rules from payers, integrated delivery networks and governments. We believe life sciences companies are working to bring alignment across constituents on the value of their treatments in order to successfully develop and commercialize new therapies.

There is increasing pressure on life sciences companies to support and justify the value of their therapies. Many new drugs that are being approved are more expensive than existing therapies, and will likely receive heightened scrutiny by regulators and payers to determine whether the existing treatment options would be sufficient. Additionally, many new specialty drugs are molecular-based therapies and require a more detailed understanding of clinical factors and influencers that demonstrate therapeutic value. As a result, leading life sciences companies are utilizing more sophisticated outcome research and data analytics services.

We believe we are well positioned to take advantage of these global trends in healthcare. Beyond our proprietary information assets, we have developed key capabilities to assess opportunities to develop and commercialize therapies, support and defend the value of medicines and help our clients operate more efficiently through the application of insight-driven decision-making and cost-efficient technology solutions.

Our Growth Strategy

We believe we are well positioned for continued growth across the markets we serve. Our strategy for achieving growth includes:

Continue to innovate by leveraging our information, technology and service capabilities. As a leader in the development and commercialization of new pharmaceutical therapies, we can empower our therapeutic, scientific and domain experts with expansive levels of information including product level tracking in 90 markets and information about treatments and outcomes on more than 530 million anonymous patients. Further, we have the ability to optimize the clinical trial process and enable our clients to reduce costs and get their products to market more quickly by running their clinical trials more efficiently and effectively through more informed site selection and faster patient recruitment practices.

Build upon our extensive client relationships. We have a diversified base of over 5,000 clients in over 100 countries, and through the Merger have expanded our client value proposition to address a broader market for research and development and commercial operations which we estimate to be $230 billion in 2016. Through the combined offerings of research and development and commercial services we built a platform that allows us to be a more complete partner to our clients.

Expand portfolio through strategic acquisitions. We have and expect to continue to acquire assets and businesses that strengthen our value proposition to clients. We have developed an internal capability to source, evaluate and integrate acquisitions that have created value for stockholders. As the global healthcare landscape evolves, we expect that there will be a growing number of acquisition opportunities across the life sciences, payer and provider sectors. We expect to continue to invest in or explore opportunities for strategic acquisitions to grow our platform and enhance our ability to provide more services to our clients.

Expand the penetration of our offerings to the broader healthcare marketplace. We believe that substantial opportunities exist to expand penetration of our addressable market and further integrate our offerings in a broader cross-section of the healthcare marketplace, particularly connected healthcare.

Our Offerings

We offer hundreds of distinct services, applications and solutions to help our clients make critical decisions and perform better. Following the Merger, we now have three operating segments: Commercial Solutions, Research & Development Solutions and Integrated Engagement Services. Their offerings complement each other and can provide enhanced value to our clients when delivered together, with each driving demand for the other.

For financial information regarding our segments, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations-Segment Results of Operations and Note 22 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Please refer to Note 21 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding our foreign and domestic operations in 2016, 2015 and 2014. For a discussion of risks attendant to our foreign operations, see “Risk Factors — Our business is subject to international economic, political and other risks that could negatively affect our results of operations and financial condition.”

Our principal Commercial Solutions offerings include:

National information offerings. Our national offerings comprise unique services in more than 80 countries that provide consistent country level performance metrics related to sales of pharmaceutical products, prescribing trends, medical treatment and promotional activity across multiple channels including retail, hospital and mail order. These solutions are an integral part of critical processes in life science companies around the world and are also used extensively by the investment and financial sectors that deal with life science companies.

Sub-national information offerings. Our sub-national offerings comprise unique services in more than 60 countries that provide a consistent measurement of sales or prescribing activity at the regional, zip code and individual prescriber level (depending on regulation in the relevant country). These solutions are used extensively, with a majority of pharmaceutical sales organizations within these countries dependent on these services to set goals, determine resourcing, measure performance and calculate compensation.

OneKey. Our widely used reference database that tracks more than 14 million healthcare professionals in more than 70 countries, providing a comprehensive view of health care practitioners that is critical for the commercial success of our clients’ marketing and sales initiatives.

Real-World Insights. We enable clients to use anonymous patient-level data to understand treatments, outcomes, and costs to inform and advance healthcare decision making. With patient privacy and security safeguards, we offer data assets that integrate medical claims, prescriptions, electronic medical records, biomarkers and government statistics as needed for research requirements. Our proprietary technologies and advanced analytic skills enable us to help payer, government, and biopharmaceutical clients manage and use this information to understand the effectiveness and economic efficiency of drugs in real-world use.

Technology solutions. We provide an extensive range of cloud-based applications and associated implementation services. SaaS solutions support a wide range of commercial and regulatory processes, including multi-channel marketing, customer relationship management (“CRM”), performance management, incentive compensation, territory alignment, roster management, call planning, compliance reporting and master data management. These solutions are used by healthcare companies to manage, optimize and execute their commercial strategies in an orchestrated manner while addressing their regulatory obligations. Using proprietary algorithms, we combine our country-level data, healthcare expertise and therapeutic knowledge in over 100 countries to create our Global Market Insight family of offerings such as MIDAS, Analytics Link and Disease Insights, which provides a leading source of insight into international market dynamics and are used by most large pharmaceutical companies.

Workflow analytics and consulting services. We provide a broad set of strategic and implementation consulting services, including advanced analytics and commercial processes outsourcing services to help the commercial operations of life sciences companies successfully transform their commercial models, engage more effectively with the healthcare stakeholders and reduce their operating costs. We also help our client’s R&D function to address strategic challenges in the drug development process. Our global teams leverage local market knowledge, deep scientific and therapeutic area expertise and our global information resources to assist our clients with R&D strategy, portfolio, brand and commercial strategy, as well as pricing and market access and launch excellence.

Our principal Research & Development Solutions offerings include:

Project Management and Clinical Monitoring. Drawing upon our years of experience, our site databases, our site relationships and our highly trained staff, Clinical Solutions & Services enables the efficient conduct and coordination of multi-site clinical trials (generally Phase II-IV). Clinical Solutions & Services’ service offerings include protocol design, feasibility and operational planning, site start up and patient recruitment.

Clinical Trial Support Services. Each clinical trial requires a number of concurrent services and data streams. We offer a broad range of functional services and consultation to support clinical trials through specialized expertise that help clients efficiently collect, analyze and report the quality data and evidence they need to gain regulatory approval.

Q2 Solutions. We provide our clients globally scaled end-to-end clinical trial laboratory and research services through our majority-owned joint venture with Quest Diagnostics Incorporated (“Quest”) which was formed on July 1, 2015. We offer clinical trial, genomic, and bioanalytical laboratory service offerings within the joint venture, which is referred to as Q2 Solutions.

Strategic Planning and Design. Through our strategic planning and design services, we offer consultation services to improve decisions and performance including portfolio, program and protocol planning and design, biomarker consultation, benefit-risk management, regulatory affairs, biostatistics, modeling and simulation, and personalized medicine.

Our Research & Development Solutions segment is the world’s largest provider of biopharmaceutical development services. We are positioned at the intersection of business services and healthcare. We use the breadth and depth of our service offerings, our global footprint and our therapeutic, scientific and analytics expertise to help biopharmaceutical companies, as well as other healthcare clients to be more successful in an increasingly complex healthcare environment.

Our Research & Development Solutions backlog was $9.5 billion at December 31, 2016 as compared to $8.9 billion at December 31, 2015. We expect $2.9 billion of this to convert to revenue over the next 12 months. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Backlog and Net New Business Reporting” for more detail.

Our principal Integrated Engagement Services offerings include:

Health Care Provider Engagement Services. We partner with biopharmaceutical companies and other life sciences providers (e.g., medical device companies) to develop and deploy tailored stakeholder engagement solutions, including contract sales and market access professionals, which maximize brand value at all stages of the product lifecycle from initial market entry to brands nearing patent expiry.

Patient Engagement Services. Our nurse-based programs directly engage with patients to help improve their disease and medication understanding through interventional and non-interventional support, while also providing assistance in navigating complex reimbursement coverage issues. Our patient engagement services combine insight from clinical trials and social listening, behavioral design, personal and innovative eHealth multichannel interactions across multiple sites (e.g., the physician’s office, hospital, pharmacy, home), that act as an extension of the Health Care Provider prescribed treatment course which can lead to improved adherence and better overall outcomes.

Medical Affairs Services. We provide a range of scientific strategy and medical affairs services to help biopharmaceutical companies plan and transition from the clinical trial setting to commercialization. Beginning in the clinical trial stage, our services can deploy educators to clinical trial sites to accelerate patient recruitment and improve retention, assist in translation of complex clinical trial data into a compelling scientific platform and publication strategy, and, provide field medical teams to facilitate scientific engagement with key opinion leaders and healthcare decision makers, before and after product approval.

Our Clients

Sales to companies in life sciences, including pharmaceutical companies, biotechnology companies, device and diagnostic companies, and consumer health companies, accounted for the majority of our revenues. Nearly all of the top 100 global pharmaceutical and biotechnology companies, measured by revenue, are clients, and many of these companies subscribe to reports and services in many countries. Other clients include payers, government and regulatory agencies, providers, pharmaceutical distributors, and pharmacies. Our client base is broad in scope and enables us to avoid dependence on any single client. No single client accounted for 10% or more of our combined company revenues in 2016, 2015 or 2014.

Our Competition

Our Commercial Solutions business competes with a broad and diverse set of businesses. While we believe no competitor provides the combination of geographical reach and breadth of its services, we generally compete in the countries in which we operate with other information, analytics, technology, services and consulting companies, as well as with the in-house capabilities of our clients. Also, we compete with certain government agencies, private payers and other healthcare stakeholders that provide their data directly to others. In addition to country-by-country competition, we have a number of regional and global competitors in the marketplace as well. Our offerings compete with various firms, including Accenture, Cognizant Technology Solutions, Covance, Deloitte, Evidera, GfK, LexisNexis Risk Solutions, IBM, Infosys, inVentiv Health, Kantar Health, McKinsey, Nielsen, OptumInsight, Parexel, Press Ganey, RTI Health Solutions, Symphony Health Solutions, Synovate

Healthcare, The Advisory Board, Trizetto, Veeva, Verisk, and ZS Associates. We also compete with a broad range of new entrants and start-ups that are looking to bring new technologies and business models to healthcare information services and technology services.

The markets for Research & Development Solutions offerings are highly competitive, and we compete against traditional contract research organizations (“CROs”), the in-house research and development departments of biopharmaceutical companies, universities and teaching hospitals. Among the traditional CROs, there are several-hundred small, limited-service providers, several medium-sized firms and only a few full-service companies with global capabilities. Consolidation among CROs likely will result in greater competition among the larger CROs for customers, clinical personnel and acquisition candidates. Our primary competitors include Pharmaceutical Product Development, Inc., PAREXEL International Corporation, ICON plc, inVentiv Health, Inc., INC Research, PRA International, and Covance Inc., the drug development business of Laboratory Corporation of America Holdings, among others. Competitive factors include: previous experience and relationships; medical and scientific experience in specific therapeutic areas; the quality of contract research; speed to completion; the ability to organize and manage large scale clinical trials on a global basis; the ability to manage large and complex medical databases; the ability to provide statistical, regulatory and consulting services; the ability to recruit investigators and patients expeditiously; the ability to deploy and integrate IT systems to improve the efficiency of contract research; risk and reward sharing; the ability to form strategic alliances; a global presence with strategically located facilities and breadth of service offerings; financial strength and stability; and price.

The market for our Integrated Engagement Services competes in the post-approval arena. We compete against the in-house sales and marketing departments of biopharmaceutical companies, other contract pharmaceutical sales and service organizations and consulting firms. Integrated Engagement Services’ primary competitor in the United States is Publicis. Outside of the United States, Integrated Engagement Services typically competes against single country or more regionally focused service providers, such as United Drug plc, inVentiv, EPS Corporation and CMIC HOLDINGS Co., Ltd in Japan. The primary competitive factors affecting Integrated Engagement Services are breadth of service offering and ability to deploy in an integrated manner, quality and track record, i.e. the proven ability to quickly assemble, train and manage large qualified teams on a global footprint and price. Also, we compete with certain government agencies, private payers and other healthcare stakeholders that provide their data directly to others.

Government Regulation

Many aspects of our businesses are regulated by federal and state laws, rules and regulations. Accordingly, we maintain a comprehensive compliance program and we believe we operate our business in substantial compliance with all existing legal requirements material to the operation of our businesses. There are, however, significant uncertainties involving the application of various legal requirements, the violation of which could result in, among other things, sanctions. See “Part I—Item 1A—Risk Factors” for additional detail.

Good Clinical Practice

Good Clinical Practice (“GCP”) regulations and guidelines contain the industry standards for the conduct of clinical trials with respect to the integrity of the data and safety of the research subjects. The United States Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”), Japan’s Ministry of Health, Labour and Welfare and many other regulatory authorities require that study results and data submitted to such authorities be based on clinical trials conducted in accordance with GCP provisions. Records for clinical trials must be maintained for specified periods for inspection by the FDA and other regulators.

Regulation of Drugs, Biologics and Medical Devices

In the United States, pharmaceutical, biological and medical device products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (“FDC Act”), the Public Health Service Act (“PHS Act”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical, biological and medical device products. Failure to comply with applicable United States requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve a pending new drug application (“NDA”) for a new drug, a biologics license application (“BLA”) for a new biological product pre-market approval (“PMA”) or clearance for a new medical device, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

Regulation of Promotion, Marketing and Distribution of Pharmaceutical Products and Medical Devices

Our services are subject to detailed and comprehensive regulation in each geographic market in which we operate. Such regulation relates, among other things, to the distribution of drug samples, the marketing and promotion of approved products, the qualifications of sales representatives and the use of healthcare professionals in sales functions.

In the United States, our services are subject to numerous federal and state laws pertaining to promotional activities involving pharmaceutical products and medical devices, such as the FDA’s regulations against “off-label promotion,” which require sales representatives to restrict promotion of the approved product they are detailing to the approved labeling for the product, and the Prescription Drug Marketing Act which imposes licensing, personnel record keeping, packaging, labeling, product handling and facility storage and security requirements. Other federal and state laws prohibit manufacturers, suppliers and providers from offering, giving or receiving kickbacks or other remuneration in connection with ordering or recommending the purchase or rental of healthcare items and services. The sale or distribution of pharmaceutical products and devices is also governed by the United States Federal Trade Commission Act and state consumer protection laws. We are subject to similar regulations currently in effect in the other countries where we offer Integrated Healthcare Services.

We are also subject to various laws and regulations that may apply to certain drug and device promotional practices, including, among others, various aspects of the Medicare program. Violations of these laws and regulations may result in criminal and/or civil penalties, including possibly as an “aider and abettor.”

Regulation of Laboratories

Our United States “central” laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, and the safety and health of laboratory employees. Additionally, our United States laboratories are subject to applicable federal and state laws and regulations and licensing requirements relating to the handling, storage and disposal of hazardous waste, radioactive materials and laboratory specimens, including the regulations of the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Transportation, the National Fire Protection Agency and the United States Drug Enforcement Administration (“DEA”). The use of controlled substances in testing for drugs with a potential for abuse is regulated in the United States by the DEA and by similar regulatory bodies in other parts of the world. Our United States laboratories using controlled substances for testing purposes are licensed by the DEA. The regulations of the United States Department of Transportation, Public Health Service and Postal Service apply to the surface and air transportation of laboratory specimens. Our laboratories also are subject to International Air Transport Association regulations, which govern international shipments of laboratory specimens. Furthermore, when the materials are sent to a foreign country, the transportation of such materials becomes subject to the laws, rules and regulations of such foreign country. Our laboratories outside the United States are subject to applicable national laws governing matters such as licensing, the handling and disposal of medical specimens, hazardous waste and radioactive materials, as well as the health and safety of laboratory employees.

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

Further, laboratories that analyze human blood or other biological samples for the diagnosis and treatment of clinical trial subjects must comply with Clinical Laboratory Improvement Amendments (“CLIA”), as well as requirements established by various states. The failure to meet these requirements may result in civil penalties and suspension or revocation of the CLIA certification.

Our Intellectual Property

In addition to our proprietary data sets described above, we develop and use a number of proprietary methodologies, analytics, systems, technologies and other intellectual property in the conduct of our business. We rely upon a combination of legal, technical, and administrative safeguards to protect our proprietary and confidential information and trade secrets, and patent, copyright and trademark laws to protect other intellectual property rights. We consider our trademark and related names, marks and logos to be of material importance to our business, and we have registered or applied for registration for certain of these trademarks including QuintilesIMS, Quintiles, IMS Health and IMS, in the United States and other jurisdictions and aggressively seek to protect them. Trademarks and service marks generally may be renewed indefinitely so long as they are in use and/or their registrations are properly maintained, and so long as they have not been found to have become generic. Although we believe the ownership of our patents, trademarks and service marks is an important factor in our business and that our success does depend in part on the ownership thereof, we rely primarily on the innovative skills, technical competence and marketing abilities of our employees.

Our Employees

As of December 31, 2016, we have over 50,000 employees worldwide. Almost all of these employees are full-time. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. Employees in certain locations outside of the United States are represented by works councils as required by local laws. We believe that our relations with our employees are good and have been maintained in a normal and customary manner.

Available Information

Our website address is www.quintilesims.com, and our investor relations website is located at http://ir.quintilesims.com. Information on our website is not incorporated by reference herein. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our Proxy Statements for our annual meetings of stockholders, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission (“SEC”). Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information on the SEC’s website does not constitute part of this report. Also posted on our website are our certificate of incorporation and by-laws, the charters for our Audit Committee, Leadership Development and Compensation Committee and Nominating and Governance Committee, our Corporate Governance Guidelines, and our Code of Conduct governing our directors, officers and employees. Copies of our SEC reports and corporate governance information are available in print upon the request of any stockholder to our Investor Relations Department. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), we will post on our website any amendment to the Code of Business Conduct or the Code of Ethics for Chief Executive Officer and Senior Financial Officers or any waiver of either such policy applicable to any of our senior financial officers, executive officers or directors.

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

Most of our Research & Development Solutions clients can terminate our contracts upon 30 to 90 days notice. Our clients may delay, terminate or reduce the scope of our contracts for a variety of reasons beyond our control, including but not limited to:

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

As a result, contract terminations, delays and alterations are a regular part of our Research & Development Solutions business. In the event of termination, our contracts often provide for fees for winding down the project, but these fees may not be sufficient for us to maintain our margins, and termination may result in lower resource utilization rates. In addition, we may not realize the full benefits of our backlog of contractually committed services if our clients cancel, delay or reduce their commitments under our contracts with them, which may occur if, among other things, a client decides to shift its business to a competitor or revoke our status as a preferred provider. Thus, the loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our revenues and profitability. We believe the risk of loss or delay of multiple contracts potentially has greater effect where we are party to broader partnering arrangements with global biopharmaceutical companies.

We depend on third parties for data and support services. Our suppliers or providers might restrict our use of or refuse to license data or provide services, which could lead to our inability to access certain data or provide certain services and, as a result, materially and adversely affect our operating results and financial condition.

Each of our Commercial Solutions information services is derived from data we collect from third parties. These data suppliers are numerous and diverse, reflecting the broad scope of information that we collect and use in our business.

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

In connection with our Research & Development Solutions business, we contract with biopharmaceutical companies to perform a wide range of services to assist them in bringing new drugs to market. Our services include monitoring clinical trials, data and laboratory analysis, electronic data capture, patient recruitment and other related services. Such services are complex and subject to contractual requirements, regulatory standards and ethical considerations. For example, we must adhere to regulatory requirements such as the FDA and current GCP, Good Laboratory Practice and Good Manufacturing Practice requirements. If we fail to perform our services in accordance with these requirements, regulatory agencies may take action against us for failure to comply with applicable regulations governing clinical trials or sales and marketing practices. Such actions may include sanctions, such as injunctions or failure of such regulatory authorities to grant marketing approval of products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages or fines. Clients may also bring claims against us for breach of our contractual obligations and patients in the clinical trials and patients taking drugs approved on the basis of those clinical trials may bring personal injury claims against us for negligence. Any such action could have a material adverse effect on our results of operations, financial condition and reputation.

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

Large clinical trials can cost up to hundreds of millions of dollars, and while we endeavor to contractually limit our exposure to such risks, improper performance of our services could have an adverse effect on our financial condition, damage our reputation and result in the cancellation of current contracts by or failure to obtain future contracts from the affected client or other clients.

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

We are pursuing business transformation initiatives to update technology, increase innovation and obtain operating efficiencies. As part of these initiatives, we seek to improve our productivity, flexibility, quality, functionality and cost savings by investing in the development and implementation of global platforms and integration of our business processes and functions to achieve economies of scale. For example, we hired and trained more than 500 people to form a center of excellence (“COE”) in Manila, The Philippines for standardizing and cleaning data received from data suppliers, developed updated tools for standardizing and cleaning data, are moving local standardizing and cleaning from countries around the world to the Manila COE, and retired local standardizing and cleaning systems. These various initiatives may not yield their intended gains, which may impact our competitiveness and our ability to meet our growth objectives and, as a result, materially and adversely affect our business, operating results and financial condition.

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

Patient health information is among the most sensitive of personal information and it is critical that information about an individual’s healthcare is properly protected from inappropriate access, use and disclosure. Laws restricting access, use and disclosure of such information include the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the European Union (“EU”) Data Protection Directive (which will be superseded by the General Data Protection Regulation), Canada’s Personal Information Protection and Electronic Documents Act and other data protection, privacy and similar national, state/provincial and local laws. We have established frameworks, models, processes and technologies to manage privacy for many data types, from a variety of sources, and under myriad privacy and data protection laws worldwide. In addition, we rely on our data suppliers to deliver information to us in a form and in a manner that complies with applicable privacy and data protection laws. These laws are complex and there is no assurance that the safeguards and controls employed by us or our data suppliers will be sufficient to prevent a breach of these laws, or that claims will not be filed against us or our data suppliers despite such safeguards and controls. For example, in February 2014, a group of individuals filed a civil lawsuit in Korea against IMS Health Korea Ltd., our wholly-owned subsidiary (“IMS Korea”), the Korean Pharmaceutical Association (“KPA”), and a KPA affiliate that supplies data to IMS Korea. The lawsuit alleges the KPA affiliate collected plaintiffs’ personal information without the necessary consent in violation of applicable privacy laws and transferred such information to IMS Korea for sale to clients. In addition, in July 2015, indictments were issued by the Seoul Central District Prosecutors’ Office in South Korea against IMS Korea and two of its employees, among others, alleging improper handling of sensitive health information in violation of applicable privacy laws. Alleged or actual failure to comply with such laws may result in, among other things, negative publicity, damage to our reputation, civil and criminal liability, data being blocked from use or liability under contractual provisions.

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

The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data were collected or used. For example, United States federal regulations under Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and as amended in 2014 by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, require individuals’ written authorization, in addition to any required informed consent, before Protected Health Information may be used for research. We are both directly and indirectly affected by the privacy provisions surrounding individual authorizations because many investigators with whom we are involved in clinical trials are directly subject to them as a HIPAA “covered entity” and because we obtain identifiable health information from third parties that are subject to such regulations. As there are some instances where we are a HIPAA “business associate” of a “covered entity,” we can also be directly liable for mishandling protected health information. Under HIPAA’s enforcement scheme, we can be subject to up to $1.5 million in annual civil penalties for each HIPAA violation.

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

Third parties may assert claims that we or our clients infringe their intellectual property rights and these claims, with or without merit, could be expensive to litigate, cause us to incur substantial costs and divert management resources and attention in defending the claim. In some jurisdictions, plaintiffs can also seek injunctive relief that may limit the operation of our business or prevent the marketing and selling of our services that infringe on the plaintiff’s intellectual property rights. To resolve these claims, we may enter into licensing agreements with restrictive terms or significant fees, stop selling, be required to implement costly redesigns to the affected services, or pay damages to satisfy contractual obligations to others. If we do not resolve these claims in advance of a trial, there is no guarantee that we will be successful in court. These outcomes may have a material adverse impact on our business, operating results and financial condition.

In addition, certain contracts with our suppliers or clients contain provisions whereby we indemnify, subject to certain limitations, the counterparty for damages suffered as a result of claims related to intellectual property infringement and the use of our data. Claims made under these provisions could be expensive to litigate and could result in significant payments.

We rely on licenses from third parties to certain technology and intellectual property rights for some of our services and the licenses we currently have could terminate or expire.

Some of our Commercial Solutions services rely on technology or intellectual property rights owned and controlled by others. Our licenses to this technology or these intellectual property rights could be terminated or could expire. We may be unable to replace these licenses in a timely manner. Failure to renew these licenses, or renewals of these licenses on less advantageous terms, could harm our operating results and financial condition.

Our financial results may be adversely affected if we underprice our contracts, overrun our cost estimates or fail to receive approval for or experience delays in documenting change orders.

Most of our Research & Development Solutions contracts are either fee for service contracts or fixed-fee contracts. Our past financial results have been, and our future financial results may be, adversely impacted if we initially underprice our contracts or otherwise overrun our cost estimates and are unable to successfully negotiate a change order. Change orders typically occur when the scope of work we perform needs to be modified from that originally contemplated by our contract with the client. Modifications can occur, for example, when there is a change in a key clinical trial assumption or parameter or a significant change in timing. Where we are not successful in converting out-of-scope work into change orders under our current contracts, we bear the cost of the additional work. Such underpricing, significant cost overruns or delay in documentation of change orders could have a material adverse effect on our business, results of operations, financial condition or cash flows.

The relationship of backlog to revenues varies over time.

Backlog, on an “as-contracted” basis, represents future revenues for our Research & Development Solutions business from work not yet completed or performed under signed binding commitments and signed contracts. Once work begins on a project, revenue is recognized over the duration of the project. Projects may be terminated or delayed by the client or delayed by regulatory authorities for reasons beyond our control. To the extent projects are delayed, the timing of our revenue could be affected. In the event that a client cancels a contract, we typically would be entitled to receive payment for all services performed up to the cancellation date and subsequent client-authorized services related to terminating the canceled project. Typically, however, we have no contractual right to the full amount of the revenue reflected in our backlog in the event of a contract cancellation. The duration of the projects included in our backlog, and the related revenue recognition, range from a few weeks to many years. Our backlog may not be indicative of our future revenues from our Research & Development Solutions business, and we may not realize all the anticipated future revenue reflected in our backlog. A number of factors may affect backlog, including:

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

We operate in businesses that require sophisticated computer systems and software for data collection, data processing, cloud-based platforms, analytics, cryptography, statistical projections and forecasting, mobile computing, social media analytics and other applications and technologies, particularly our Commercial Solutions business. We seek to address our technology risks by increasing our reliance on the use of innovations by cross-industry technology leaders and adapt these for our biopharmaceutical and healthcare industry clients. Some of these technologies supporting the industries we serve are changing rapidly and we must continue to adapt to these changes in a timely and effective manner at an acceptable cost. We also must continue to deliver data to our clients in forms that are easy to use while simultaneously providing clear answers to complex questions. There can be no guarantee that we will be able to develop, acquire or integrate new technologies, that these new technologies will meet our clients’ needs or achieve expected investment goals, or that we will be able to do so as quickly or cost-effectively as our competitors. Significant technological change could render our services obsolete. Moreover, the introduction of new services embodying new technologies could render existing services obsolete. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our services in response to changing client and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our services. New services, or enhancements to existing services, may not adequately meet the requirements of current and prospective clients or achieve any degree of significant market acceptance. Any of these failures could have a material adverse effect on our operating results and financial condition.

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

Although we did not have any client that represented 10% or more of our revenues in 2016, 2015 and 2014, we derive the majority of our revenues from a number of large clients. If any large client decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

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

We have significant operations in countries that may require complex arrangements to deliver services throughout the world for our clients. Additionally, we have established operations in locations remote from our most developed business centers. As a result, we are subject to heightened risks inherent in conducting business internationally, including the following:

•	required compliance with a variety of local laws and regulations which may be materially different than those to which we are subject in the United States or which may change unexpectedly; for example, conducting a single clinical trial across multiple countries is complex, and issues in one country, such as a failure to comply with local regulations or restrictions, may affect the progress of the clinical trial in the other countries, for example, by limiting the amount of data necessary for a clinical trial to proceed, resulting in delays or potential cancellation of contracts, which in turn may result in loss of revenue;

•	the United States or foreign countries could enact legislation or impose regulations or other restrictions, including unfavorable labor regulations, tax policies or economic sanctions, which could have an adverse effect on our ability to conduct business in or expatriate profits from the countries in which we operate, including hiring, retaining and overseeing qualified management personnel for managing operations in multiple countries, differing employment practices and labor issues, and tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in a higher effective tax rate for us;

•	foreign countries are expanding or may expand their regulatory framework with respect to patient informed consent, protection and compensation in clinical trials, which could delay or inhibit our ability to conduct clinical trials in such jurisdictions;

•	the regulatory or judicial authorities of foreign countries may not enforce legal rights and recognize business procedures in a manner in which we are accustomed or would reasonably expect;

•	local, economic, political and social conditions, including potential hyperinflationary conditions, political instability, and potential nationalization, repatriation, expropriation, price controls or other restrictive government actions, including changes in political and economic conditions may lead to changes in the business environment in which we operate, as well as changes in foreign currency exchange rates;

•	immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events and local immigration laws may require us to meet certain other legal requirements as a condition to obtaining or maintaining entry visas, which may impact our ability to provide services to our clients;

•	potential violations of local laws or anti-bribery laws, such as the United States Foreign Corrupt Practices Act (“FCPA”), and the UK Bribery Act, may cause difficulty in managing foreign operations, as well as significant consequences to us if those laws are violated;

•	clients in foreign jurisdictions may have longer payment cycles, and it may be more difficult to collect receivables in foreign jurisdictions; and

•	natural disasters, pandemics or international conflict, including terrorist acts, could interrupt our services, endanger our personnel or cause project delays or loss of clinical trial materials or results.

These risks and uncertainties could negatively impact our ability to, among other things, perform large, global projects for our clients. Furthermore, our ability to deal with these issues could be affected by applicable United States laws and the need to protect our assets. Any such risks could have an adverse impact on our financial condition and results of operations.

Exchange rate fluctuations may affect our results of operations and financial condition.

Because a large portion of our revenues and expenses are denominated in currencies other than the United States dollar and our financial statements are reported in United States dollars, changes in foreign currency exchange rates could significantly affect our results of operations and financial condition. Exchange rate fluctuations between local currencies and the United States dollar create risk in several ways, including:

•	Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our consolidated results.

•	Foreign Currency Transaction Risk. We are subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of a transaction. We earn revenue from our service contracts over a period of several months and, in some cases, over several years. Accordingly, exchange rate fluctuations during this period may affect our profitability with respect to such contracts.

We may limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts or options. We have not, however, hedged all of our foreign currency transaction risk, and we may experience fluctuations in financial results from our operations outside the United States and foreign currency transaction risk associated with our service contracts.

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

We derive a portion of our revenue from sales to government entities in the United States. In general, our contracts with United States government entities are terminable at will by the government entity at any time. Government demand and payment for our services may be affected by public-sector budgetary cycles and funding authorizations. Government contracts are subject to oversight, including special rules on accounting, expenses, reviews and security. Failure to comply with these rules could result in civil and criminal penalties and sanctions, including termination of contracts, fines and suspensions, or debarment from future business with the United States government. As a result, failure to comply with these rules could have an adverse effect on our future business, reputation, operating results and financial condition.

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

Our Research & Development Solutions business could subject us to potential liability that may adversely affect our results of operations and financial condition.

Our Research & Development Solutions business involves the testing of new drugs on patients in clinical trials and, if marketing approval is granted, the availability of these drugs to be prescribed to patients. Our involvement in the clinical trials and development process creates a risk of liability for personal injury to or death of patients, particularly those with life-threatening illnesses, resulting from adverse reactions to the drugs administered during testing or after product launch, respectively. For example, we have from time to time been sued and may be sued in the future by individuals alleging personal injury due to their participation in clinical trials and seeking damages from us under a variety of legal theories. Although we maintain the types and amounts of insurance we view as customary in the industries and countries in which we operate, if we are required to pay damages or incur defense costs in connection with any personal injury claim that is outside the scope of indemnification agreements we have with our clients, if any indemnification agreement is not performed in accordance with its terms or if our liability exceeds the amount of any applicable indemnification limits or available insurance coverage, our financial condition, results of operations and reputation could be materially and adversely affected. We maintain professional liability insurance, including liability for completed operations coverage. In the future, we may not be able to get adequate insurance for these types of risks at reasonable rates.

We also contract with physicians to serve as investigators in conducting clinical trials. If the investigators commit errors or make omissions during a clinical trial that result in harm to clinical trial patients or after a clinical trial to a patient using the drug after it has received regulatory approval, claims for personal injury or liability damages may result. Additionally, if the investigators engage in fraudulent behavior, clinical trial data may be compromised, which may require us to repeat the clinical trial or subject us to liability. We do not believe we are legally responsible for the medical care rendered by such third-party investigators, and we would vigorously defend any claims brought against us. However, it is possible we could be found liable for claims with respect to the actions of third-party investigators, which may adversely affect our financial condition, results of operations and reputation.

Some of our Research & Development Solutions services involve direct interaction with clinical trial subjects or volunteers and operation of Phase I clinical facilities, which could create potential liability that may adversely affect our results of operations and financial condition.

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

Our Integrated Engagement Services business could result in liability to us if a drug causes harm to a patient. While we are generally indemnified and insured against such risks, we may still suffer financial losses.

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

We maintain insurance designed to provide coverage for ordinary risks associated with our operations and our ordinary indemnification obligations. The coverage provided by such insurance may not be adequate for all claims we may make or may be contested by our insurance carriers. If our insurance is not adequate or available to pay liabilities associated with our operations, or if we are unable to purchase adequate insurance at reasonable rates in the future, our profitability may be adversely impacted.

If we are unable to attract suitable investigators and patients for our clinical trials, our clinical development business might suffer.

The timely recruitment of investigators and patients for clinical trials is essential to our Research & Development Solutions business. Investigators are typically located at hospitals, clinics or other sites and supervise the administration of the investigational drug to patients during the course of a clinical trial. Patients generally include people from the communities in which the clinical trials are conducted. Our clinical development business could be adversely affected if we are unable to attract suitable and willing investigators or patients for clinical trials on a consistent basis. For example, if we are unable to engage investigators to conduct clinical trials as planned or enroll sufficient patients in clinical trials, we might need to expend additional funds to obtain access to resources or else be compelled to delay or modify the clinical trial plans, which may result in additional costs to us.

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

Disruptions in the credit and capital markets could have negative effects on our business that may be difficult to predict or anticipate, including the ability of our clients, vendors, contractors and financing sources to meet their contractual obligations. Although we are unable to quantify the impact it has had on us, we are aware of a limited number of instances in our Research & Development Solutions business during the past several years where cancellations, changes in scope and failure to pay timely were attributable, at least in part, to difficulty in our clients’ ability to obtain financing. In the future such actions by our clients could, if they involve a significant amount of business with us, have a material adverse effect on our results of operations.

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

These changes may cause fluctuations in our effective income tax rate that could adversely affect our results of operations and cause fluctuations in our earnings and earnings per share. Additional information regarding our income taxes is presented in Note 18 to our audited consolidated financial statements included in this Annual Report on Form 10-K.

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

We anticipate that a portion of our future growth may come from acquiring existing businesses, services or technologies. The success of any acquisition will depend upon, among other things, our ability to effectively integrate acquired personnel, operations, services and technologies into our business and to retain the key personnel and clients of our acquired businesses. In addition, we may be unable to identify suitable acquisition opportunities or obtain any necessary financing on commercially acceptable terms. We may also spend time and money investigating and negotiating with potential acquisition targets but not complete the transaction. Any future acquisition could involve other risks, including, among others, the assumption of additional liabilities and expenses, difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits, issuances of potentially dilutive securities or interest-bearing debt, loss of key employees of the acquired companies, transaction costs, diversion of management’s attention from other business concerns and, with respect to the acquisition of foreign companies, the inability to overcome differences in foreign business practices, language and customs. Our failure to identify potential acquisitions, complete targeted acquisitions and integrate completed acquisitions could have a material adverse effect on our business, financial condition and results of operations.

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

We assess the realizability of our indefinite-lived intangible assets and goodwill annually and conduct an interim evaluation whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. For example, we recognized $28 million of impairment losses during the year ended December 31, 2016, for goodwill and intangible assets in our Encore reporting unit. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets. Such impairment charges could materially and adversely affect our operating results and financial condition.

We face risks arising from the restructuring of our operations.

From time to time, we have adopted restructuring plans to improve our operating efficiency through various means such as reduction of overcapacity, elimination of non-billable support roles or other realignment of resources. In addition, we have provided guidance of cost synergies of annualized savings exiting 2019 of $200 million in connection with the Merger. Restructuring presents significant potential risks of events occurring that could adversely affect us, including:

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

Further, any such restructuring would result in charges that, if material, could harm our results of operations and significantly reduce our cash position or increase debt. In addition, we may incur certain unforeseen costs once any restructuring activities are implemented. Further, if we determine to effect any restructuring, we can give no assurance that any projected cost reductions resulting from such restructuring activities will be achieved within the expected timeframe, or at all.

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

Our future growth and success will depend on our ability to successfully compete with other companies that provide similar services in the same markets, some of which may have financial, marketing, technical and other advantages. We also expect that competition will continue to increase as a result of consolidation among these various companies. Large technology companies with substantial resources, technical expertise and greater brand power could also decide to enter or further expand in the markets where our business operates and compete with us. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, or if a new entrant emerged with substantial resources, the change in the competitive landscape could adversely affect our ability to compete effectively. We compete on the basis of various factors, including breadth and depth of services, reputation, reliability, quality, innovation, security, price and industry expertise and experience. In addition, our ability to compete successfully may be impacted by the growing availability of health information from social media, government health information systems and other free or low-cost sources. For example, the United Kingdom’s National Health Service started releasing large volumes of data beginning in December 2011 at little or no charge, reducing the demand for our information services derived from similar data. In addition, consolidation or integration of wholesalers, retail pharmacies, health networks, payers or other healthcare stakeholders may lead any of them to provide information services directly to clients or indirectly through a designated service provider, resulting in increased competition from firms that may have lower costs to market (e.g., no data supply costs). Any of the above may result in lower demand for our services, which could result in a material adverse impact on our operating results and financial condition.

Outsourcing trends in the biopharmaceutical industry and changes in aggregate spending and research and development budgets could adversely affect our operating results and growth rate.

Economic factors and industry trends that affect biopharmaceutical companies affect our Research & Development Solutions business. Biopharmaceutical companies continue to seek long-term strategic collaborations with global contract research organizations with favorable pricing terms. Competition for these collaborations is intense and we may decide to forego an opportunity or we may not be selected, in which case a competitor may enter into the collaboration and our business with the client, if any, may be limited. In addition, if the biopharmaceutical industry reduces its outsourcing of clinical trials and sales and marketing projects or such outsourcing fails to grow at projected rates, our operations and financial condition could be materially and adversely affected. We may also be negatively impacted by consolidation and other factors in the biopharmaceutical industry, which may slow decision making by our clients or result in the delay or cancellation of clinical trials. Our commercial services may be affected by reductions in new drug launches and increases in the number of drugs losing patent protection. All of these events could adversely affect our business, results of operations or financial condition.

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

Government regulators have the authority, after approving a drug, to regulate or limit its scope of prescription or withdraw it from the market completely based on safety concerns. Similarly, clients may act to voluntarily limit the scope of prescription of drugs or withdraw them from the market. In the past, we have provided services with respect to drugs that have been limited and/or withdrawn. If we are providing services to clients for drugs that are limited or withdrawn, we may be required to narrow the scope of or terminate our services with respect to such drugs, which would prevent earning the full amount of revenues anticipated under the related service contracts with negative impacts to our financial results.

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

Our Research & Development Solutions clients face intense competition from lower cost generic products, which may lower the amount that they spend on our services.

Our Research & Development Solutions clients face increasing competition from lower cost generic products, which in turn may affect their ability to pursue research and development activities with us. In the United States, EU and Japan, political pressure to reduce spending on prescription drugs has led to legislation and other measures which encourages the use of generic products. In addition, proposals emerge from time to time in the United States and other countries for legislation to further encourage the early and rapid approval of generic drugs. Loss of patent protection for a product typically is followed promptly by generic substitutes, reducing our clients’ sales of that product and their overall profitability. Availability of generic substitutes for our clients’ drugs may adversely affect their results of operations and cash flow, which in turn may mean that they would not have surplus capital to invest in research and development and drug commercialization, including in our services. If competition from generic products impacts our clients’ finances such that they decide to curtail our services, our revenues may decline and this could have a material adverse effect on our business.

Risks Relating to Our Indebtedness

Restrictions imposed in the Senior Secured Credit Facilities and other outstanding indebtedness, including the indentures governing Quintiles IMS Holdings, Inc. outstanding notes, may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

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

Because we have variable rate debt, fluctuations in interest rates affect our business. We attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate caps and swaps. We have entered into interest rate caps and swaps with financial institutions that have reset dates and critical terms that match those of our senior secured term loan credit facility. Accordingly, any change in market value associated with the interest rate caps and swaps is offset by the opposite market impact on the related debt. Because we do not attempt to hedge all of our variable rate debt, we may incur higher interest costs for the portion of our variable rate debt which is not hedged.

Risks Relating to Ownership of Our Common Stock

The parties to the Shareholders Agreement continue to have significant influence over us after the Merger, including control over decisions that require the approval of stockholders, which could limit the ability of other stockholders to influence the outcome of matters submitted to stockholders for a vote.

As of February 9, 2017, certain of the largest post-merger stockholders own approximately 41.4% of the outstanding shares of our common stock. These stockholders are parties to a Shareholders Agreement dated May 3, 2016 (the “Shareholders Agreement”) that superseded and replaced the Quintiles’ Amended and Restated Shareholders Agreement dated February 5, 2015 and the Quintiles’ Second Amended and Restated Registration Rights Agreement, dated May 14, 2013, as amended and the IMS Health Amended and Restated Shareholders Agreement dated as of April 9, 2014.

The parties to the Shareholders Agreement, other than Dr. Dennis Gillings and certain of his affiliates (the “DG Shareholders”) (who have agreed separately to vote in favor of the merger and the transactions contemplated thereby), have agreed to vote for individuals designated to the Surviving Corporation board of directors upon completion of the Merger as follows:

•	Ari Bousbib (as our Chief Executive Officer);

•	one individual designated by the TPG-Q Funds and the TPG-I Funds (collectively “TPG Shareholders”) (until the time at which the TPG Shareholders beneficially own, as a group, less than 5% of our outstanding common stock);

•	another individual designated by the TPG Shareholders (until the earlier of (i) the seven year anniversary of completion of the merger and (ii) time at which the TPG Shareholders beneficially own, as a group, 5% or more but less than 12% of our outstanding common stock);

•	one individual designated by each of Bain Capital Investors, LLC (“Bain Capital”), the LGP Shareholders and the CPP Shareholder (each until the earlier of (i) the day after our 2018 annual meeting of stockholders or (ii) the time at which such stockholder group beneficially owns less than 2.5% of our outstanding common stock);

•	four individuals who are non-stockholder, independent directors; and

•	until the Company’s 2018 annual meeting of stockholders, the vacancy resulting from Thomas H. Pike’s resignation may be filled by remaining Quintiles Nominees (as defined in the Shareholders Agreement).

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

In addition, QuintilesIMS is subject to Section 203 of the DGCL regulating corporate takeovers, although our board of directors adopted a resolution approving the Merger pursuant to which shares of common stock were acquired, by among others, the TPG Shareholders. Section 203, subject to certain exceptions, prohibits a Delaware corporation from engaging in any “business combination” with any “interested stockholder” for a period of three years following the date that such stockholder became an interested stockholder unless:

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

Our quarterly and annual operating results may fluctuate in the future, and such fluctuations may be significant. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

•	market conditions in the broader stock market;

•	actual or anticipated fluctuations in our quarterly and annual financial and operating results;

•	introduction of new services by us or our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	sales, or anticipated sales, of large blocks of our stock;

•	additions or departures of key personnel;

•	regulatory or political developments;

•	litigation and governmental investigations;

•	changing economic conditions; and

•	exchange rate fluctuations.

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

As of February 9, 2017, there were 235,719,111 shares of common stock outstanding. Approximately 41.4% of the outstanding shares of our common stock is held by parties to the Shareholders Agreement).

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

In addition, we may use our cash, cash generated from operations or dispositions of assets or businesses and/or proceeds from any new financing arrangements or issuances of debt or equity securities to repurchase shares, including the repurchase of shares from our stockholders that are a party to the Shareholders Agreement.

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

Part of the strategic rationale for the Merger is the opportunity for us to potentially drive additional revenue and earnings through the utilization by Quintiles of IMS Health’s data assets and capabilities in accelerating clinical trials. However, the utilization of data in the two companies’ markets is still evolving and subject to a number of risks and uncertainties, including the following:

•	government regulatory agencies and legislative bodies, including agencies and legislatures regulating the use of personal data, may impose new conditions or restrictions which affect our use of IMS Health data;

•	Our clients may decide that they will not award additional business to QuintilesIMS based on its data capabilities;

•	implementation of any operational plans to create new data services and solutions for our clients will likely be complex and technically challenging to implement, and may be subject to delays and cost overruns and there is no assurance that the implementation can be carried out effectively;

•	clinical research is a complex and evolving area, and creating effective approaches involving the use of third party data to drive more effective and efficient research outcomes is difficult and challenging; and

•	third parties outside of the control of the Company (including suppliers, regulators, and clients) may impose restrictions or conditions which affect the projected data synergies arising from the transaction.

We are unable to predict the extent to which these factors will inhibit our business plans and any one of them could result in decreased or delays in our performance.

We may fail to realize all of the anticipated benefits of the Merger or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the two businesses.

Our ability to realize the anticipated benefits of the transaction will depend, to a large extent, on our ability to integrate the two businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we are required to devote significant management attention and resources to integrating their business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively, would restrict the realization of the full-expected benefits. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the transaction could cause an interruption of or a loss of momentum in, the activities of QuintilesIMS and could adversely affect the results of operations of QuintilesIMS.

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

It was a condition of the Merger that legal opinions from tax counsel were received that the Merger will be treated for United States federal income tax purposes as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code. These opinions were based on certain assumptions and representations as to factual matters from Quintiles and IMS Health, as well as certain covenants and undertakings by Quintiles and IMS Health. If any of the assumptions, representations, covenants or undertakings is incorrect, incomplete, inaccurate or is violated in any material respect, the validity of the conclusions reached by tax counsel would be jeopardized. Additionally, an opinion of counsel is not binding on the Internal Revenue Service (“IRS”) or any court, so there can be no certainty that the IRS will not challenge the conclusions reflected in the opinions or that a court will not sustain such a challenge. If the IRS or a court determines that the Merger should not be treated as a “reorganization,” a holder of IMS Health common stock that is a United States holder would generally recognize a gain or loss upon the exchange of IMS Health common stock for QuintilesIMS common stock pursuant to the Merger. In addition, if the Merger is not treated as a “reorganization,” IMS Health would recognize a gain or loss, measured generally by the difference between the fair market value of IMS Health’s assets and IMS Health’s adjusted tax basis in such assets.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2016, we had approximately 273 offices located in approximately 82 countries. Our executive headquarters are located adjacent to Research Triangle Park, North Carolina, and in Danbury, Connecticut. We own facilities in Barcelona, Spain; Buenos Aires, Argentina; Caracas, Venezuela; Los Ruices, Venezuela; Lisbon, Portugal and Bangalore, India. All of our other offices are leased. Our properties are geographically distributed to meet our worldwide operating requirements, and none of our properties are individually material to our business operations. Many of our leases have an option to renew, and we believe that we will be able to successfully renew expiring leases on terms satisfactory to us. We believe that our facilities are adequate for our operations and that suitable additional space will be available if needed.

Item 3. Legal Proceedings

We are involved in a variety of legal and tax proceedings, claims and litigation that arise from time to time in the ordinary course of business. These actions may be commenced by various parties, including competitors, clients, current or former employees, government agencies or others. We record a provision with respect to a proceeding, claim or litigation when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. However, even in instances where we have recorded an estimated liability, we are unable to predict with certainty the final outcome of the matter or whether resolution of the matter will materially affect our operating results, financial position or cash flows. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

Further, we routinely enter into agreements with our suppliers to acquire data and with our clients to sell data, all in the normal course of business. In these agreements, we sometimes agree to indemnify and hold harmless the other party for any damages such other party may suffer as a result of potential intellectual property infringement and other claims related to the use of the data. We have not accrued liability with respect to these matters, as the exposure is considered remote.

Based on our review of the latest information available, management does not expect the impact of pending legal and tax proceedings, claims and litigation, either individually or in the aggregate, to have a material adverse effect on our operating results, financial position or cash flows. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which it is resolved. The following is a summary of the more significant legal matters involving the company.

Our wholly-owned subsidiary, IMS Government Solutions Inc., is primarily engaged in providing services under contracts with the United States government. United States government contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the United States government have the ability to investigate whether contractors’ operations are being conducted in accordance with such requirements. IMS Government Solutions discovered potential noncompliance with various contract clauses and requirements under its General Services Administration Contract (the “GSA Contract”) which was awarded in 2002 to its predecessor company, Synchronous Knowledge Inc. (Synchronous Knowledge Inc. was acquired by IMS Health in May 2005). The potential noncompliance arose from two primary areas: first, at the direction of the government, work performed under one task order was invoiced under another task order without the appropriate modifications to the orders being made; and second, personnel who did not meet strict compliance with the labor categories component of the qualification requirements of the GSA Contract were assigned to contracts. Upon discovery of the potential noncompliance, we began remediation efforts, promptly disclosed the potential noncompliance to the United States government, and were accepted into the Department of Defense Voluntary Disclosure Program. We filed a Voluntary Disclosure Program Report on August 29, 2008. We are currently unable to determine the outcome of all of these matters pending the resolution of the Voluntary Disclosure Program process and the ultimate liability arising from these matters could exceed our current reserves.

On February 13, 2014, a group of approximately 1,200 medical doctors and 900 private individuals filed a civil lawsuit with the Seoul Central District Court against IMS Korea and two other defendants, KPA and the Korean Pharmaceutical Information Center (“KPIC”). The civil lawsuit alleges KPA and KPIC collected their personal information in violation of applicable privacy laws without the necessary consent through a software system installed on pharmacy computer systems in Korea, and that personal information was transferred to IMS Korea and sold to pharmaceutical companies. The plaintiffs are claiming damages in the aggregate amount of approximately $6 million plus interest. We believe the lawsuit is without merit, reject plaintiffs’ claims and intend to vigorously defend our position.

On July 23, 2015, indictments were issued by the Seoul Central District Prosecutors’ Office in South Korea against 24 individuals and companies alleging improper handling of sensitive health information in violation of, among others, South Korea’s Personal Information Protection Act. IMS Korea and two of its employees were among the individuals and organizations indicted. Although there is no assertion that IMS Korea used patient identified health information in any of its offerings, prosecutors allege that certain of IMS Korea’s data suppliers should have obtained patient consent when they converted sensitive patient information into non-identified data and that IMS Korea had not taken adequate precautions to reduce the risk of re-identification. We believe the indictment is without merit, that we acted in compliance with all applicable laws at all times and intend to vigorously defend our position.

For additional information, see Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and “Risk factors—Risks Related to our Business—Litigation or regulatory proceedings could have a material adverse effect on our operating results and financial condition.”

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

	High	Low
Fiscal Year 2015
First Quarter	$69.97	$56.46
Second Quarter	$73.82	$63.63
Third Quarter	$80.45	$67.47
Fourth Quarter	$72.68	$63.62

	High	Low
Fiscal Year 2016
First Quarter	$67.92	$55.01
Second Quarter	$71.44	$61.21
Third Quarter	$81.26	$65.01
Fourth Quarter	$81.45	$70.10

Holders of Record

On February 9, 2017, we had approximately 60 stockholders of record as reported by our transfer agent. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

Dividend Policy

We do not currently intend to pay dividends on our common stock, and no dividends were declared or paid in 2016 or 2015. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in our credit facilities and other considerations, determine to pay dividends in the future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our Board may deem relevant. Our long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on our ability to declare dividends. For additional information regarding these restrictive covenants, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities in 2016.

Purchases of Equity Securities by the Issuer

On October 30, 2013, our Board approved an equity repurchase program (“Repurchase Program”) authorizing the repurchase of up to $125 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. During 2015, our Board increased the share repurchase authorization under the Repurchase Program by $600 million, which increased the total amount that has been authorized under the Repurchase Program to $725 million. On November 1, 2016, our Board increased the stock repurchase authorization under the Repurchase Program by $1.5 billion, which increased the total amount that has been authorized under the Repurchase Program to $2.225 billion. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it could be modified, extended, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. We may also repurchase shares of our common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, which would permit shares of our common stock to be repurchased when we might otherwise be precluded from doing so by law. Repurchases of vested in-the-money employee stock options were made through transactions between us and our employees (other than our executive officers, who were not eligible to participate in the program), and this aspect of the Repurchase Program expired in November 2013. The Repurchase Program for common stock does not have an end date.

From inception through December 31, 2016, we have repurchased a total of $1,678 million of our securities under the Repurchase Program, consisting of $59 million of stock options and $1,619 million of common stock. As of December 31, 2016, we have remaining authorization to repurchase up to $547 million of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program. For additional information regarding our equity repurchases, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table summarizes the equity repurchase program activity for the three months ended December 31, 2016 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in millions, except per share data)
October 1, 2016 – October 31, 2016	—	$—	—	$47
November 1, 2016 – November 30, 2016	7.4	$78.13	7.4	$967
December 1, 2016 – December 31, 2016	5.4	$77.41	5.4	$547

	12.8		12.8

During the year ended December 31, 2016, we repurchased 14.3 million shares of our common stock at an average market price per share of $76.57 for an aggregate purchase price of $1,098 million under the Repurchase Program.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Quintiles IMS Holdings, Inc. under the Exchange Act or under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from May 9, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2016 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”) and a select peer group. The peer group consists of Cerner Corporation, Charles River Laboratories, Inc., Dun & Bradstreet Corporation, Equifax Inc., ICON plc, IHS Markit Ltd., INC Research Holdings, Laboratory Corporation of America Holdings, Nielsen N.V., Parexel International Corporation, Inc., PRA Health Sciences, Inc., Thomson Reuters Corporation and Verisk Analytics, Inc. The companies in our peer group are publicly traded information services, information technology or contract research companies, and thus share similar business model characteristics to QuintilesIMS, or provide services to similar customers as QuintilesIMS. Many of these companies are also used by our compensation committee for purposes of compensation benchmarking.

The graph assumes that $100 was invested in QuintilesIMS, the S&P 500 and the peer group as of the close of market on May 9, 2013, assumes the reinvestments of dividends, if any. The S&P 500 and our peer group are included for comparative purposes only. They do not necessarily reflect management’s opinion that the S&P 500 and our peer group are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of our common stock.

	5/9/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Q	$100	$110	$140	$163	$181
Peer Group	$100	$116	$143	$151	$143
S&P 500	$100	$114	$127	$126	$138

Item 6. Selected Financial Data

We have derived the following consolidated statements of income data for 2016, 2015 and 2014 and consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the following consolidated statements of income data for 2013 and 2012 and consolidated balance sheet data as of December 31, 2014, 2013 and 2012 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read the consolidated financial data set forth below in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and the information under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” On October 3, 2016, we completed a merger of equals transaction with IMS Health. Pursuant to the terms of the merger agreement dated as of May 3, 2016 between Quintiles and IMS Health, IMS Health was merged with and into Quintiles, and the separate corporate existence of IMS Health ceased, with Quintiles continuing as the surviving corporation. We have included the results of operations of acquired businesses, including IMS Health, from the date of acquisition. As a result, our period to period results of operations vary depending on the dates and sizes of the acquisitions. Accordingly, this selected financial data is not necessarily comparable or indicative of our future results. You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in millions, except per share data)	2016(5)	2015	2014	2013	2012
Statement of Income Data:
Revenues	$5,364	$4,326	$4,165	$3,808	$3,692
Reimbursed expenses	1,514	1,411	1,295	1,291	1,173

Total revenues	6,878	5,737	5,460	5,099	4,865
Costs of revenue, exclusive of depreciation and amortization	3,236	2,705	2,664	2,452	2,443
Costs of revenue, reimbursed expenses	1,514	1,411	1,295	1,291	1,173
Selling, general and administrative expenses	1,011	815	781	772	736
Depreciation and amortization	289	128	121	108	98
Restructuring costs	71	30	9	14	19
Merger related costs(1)	87	—	—	—	—
Impairment charges(2)	28	2	—	—	—

Income from operations	642	646	590	462	396
Interest expense, net	140	97	97	119	132
Loss on extinguishment of debt	31	8	—	20	1
Other (income) expense, net	(8)	2	(8)	—	(4)

Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	479	539	501	323	267
Income tax expense(3)	345	159	149	96	93

Income before equity in earnings (losses) of unconsolidated affiliates	134	380	352	227	174
Equity in earnings (losses) of unconsolidated affiliates	(4)	8	5	(1)	3

Net income	130	388	357	226	177
Net (income) loss attributable to non-controlling interests	(15)	(1)	—	1	1

Net income attributable to Quintiles IMS Holdings, Inc.	$115	$387	$357	$227	$178

	Year Ended December 31,
(in millions, except per share data)	2016(5)	2015	2014	2013	2012
Earnings per share attributable to common stockholders:
Basic	$0.77	$3.15	$2.78	$1.83	$1.53
Diluted	$0.76	$3.08	$2.72	$1.77	$1.51
Cash dividends declared per common share	$—	$—	$—	$—	$4.91
Weighted average common shares outstanding:
Basic	149.1	123.0	128.0	124.1	115.7
Diluted	152.0	125.6	131.1	127.9	117.8

	Year Ended December 31,
(in millions)	2016(5)	2015	2014	2013	2012

Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$860	$476	$433	$393	$336
Investing activities	1,731	(67)	(173)	(236)	(132)
Financing activities	(2,284)	(249)	(130)	71	(147)

Other Financial Data:
Capital expenditures	$(164)	$(78)	$(83)	$(88)	$(71)
Cash dividend paid to common stockholders	—	—	—	—	(568)

	As of December 31,
(in millions)	2016(5)	2015	2014	2013	2012

Balance Sheet Data:
Cash and cash equivalents	$1,198	$977	$867	$777	$568
Investments in debt, equity and other securities	53	33	35	40	36
Trade accounts receivable and unbilled services, net	1,707	1,166	975	924	745
Property and equipment, net	406	188	190	200	194
Total assets	21,208	3,926	3,296	3,054	2,476
Total long-term liabilities	9,643	2,668	2,528	2,239	2,526
Total debt and capital leases (4)	7,219	2,501	2,306	2,061	2,445
Total stockholders’ equity (deficit)	8,860	(336)	(704)	(667)	(1,359)

(1)	Merger related costs include the direct and incremental costs associated with our merger with IMS Health Holdings, Inc., on October 3, 2016 (the “Merger”).
(2)	In 2016, we recognized $28 million of impairment losses for other than temporary declines in fair value of goodwill ($23 million) and identifiable intangible assets ($5 million) in our Encore reporting unit. In 2015, we wrote down $2 million related to long-lived assets.

(3)	Income tax expense in 2016 includes $252 million related to a change in our indefinitely reinvested assertion on our cumulative foreign earnings as a result of the Merger.
(4)	Excludes $19 million, $33 million, $22 million, $28 million and $47 million of unamortized discounts and debt issuance costs as of December 31, 2016, 2015, 2014, 2013 and 2012.
(5)	Includes the acquisition of IMS Health effective October 3, 2016.

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

Overview

Quintiles IMS Holdings, Inc. (“QuintilesIMS”, the “Company”, “we”, “our” and/or “us”) is a leading worldwide integrated information and technology-enabled healthcare service provider, dedicated to helping its clients improve their clinical, scientific and commercial results. Formed through the merger (the “Merger”) of Quintiles Transnational Holdings Inc. (“Quintiles”) and IMS Health Holdings, Inc. (“IMS Health”) on October 3, 2016, QuintilesIMS’s more than 50,000 employees conduct operations in over 100 countries. Companies seeking to improve real-world patient outcomes through treatment innovations, care provision and access can utilize our broad range of healthcare information, technology and service solutions to drive new insights and approaches. Our solutions span clinical to commercial, bringing our clients an opportunity to realize the full potential of innovations and advanced healthcare outcomes.

Following the merger with IMS Health, we manage our business through three reportable segments, Commercial Solutions (substantially IMS Health’s legacy businesses plus Quintiles’ legacy Real-World Late Phase, Payer/Provider and Advisory businesses), Research & Development Solutions (substantially Quintiles’ legacy Product Development segment) and Integrated Engagement Services (substantially Quintiles’ legacy Integrated Healthcare Services segment). Historical segment reporting has been revised to reflect these changes to the Company’s segment structure.

For a description of our service offerings within our segments, refer to “Business” within Part I, Item 1, of this Annual Report of Form 10-K.

Industry Outlook

For information about the industry outlook and markets that we operate in, refer to “Our Market Outlook” within Part I, Item I of this Annual Report on Form 10-K.

Business Combinations

We have completed and will continue to consider strategic business combinations to enhance our capabilities and offerings in certain areas. In October 2016, we completed the merger with IMS Health to better serve our clients across their entire product lifecycle by (i) improving clinical trial design, recruitment, and execution; (ii) creating real-world information solutions based on the use of medicines by actual patients in normal situations; and (iii) increasing the efficiency of healthcare companies’ commercial organizations through enhanced analytics and outsourcing services. In July 2015, we combined our global clinical trials laboratory operations in our Research & Development Solutions segment with the clinical trials laboratory operations of Quest with the resulting combined business referred to as Q2 Solutions. We own 60% of Q2 Solutions and Quest owns the remaining 40%.

These transactions were accounted for as business combinations and the acquired results of operations are included in our consolidated financial information since the acquisition date with a non-controlling interest for the portion which we do not own. See Note 15 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to these business combinations.

Sources of Revenue

Total revenues are comprised of revenues from the provision of our services and revenues from reimbursed expenses that are incurred while providing our services. We do not have any material product revenues. Our segment revenues expressed as a percent of 2016 revenues (excluding reimbursed expense revenue) are as follows:

Commercial Solutions	20.4%
Research & Development Solutions	64.7%
Integrated Engagement Services	14.9%

Reimbursed expenses are comprised primarily of payments to physicians (investigators) who oversee clinical trials and travel expenses for our clinical monitors principally within our Research & Development Solutions segment and travel expenses for our sales representatives within our Integrated Engagement Services segment. Reimbursed expenses may fluctuate from period-to-period due, in part, to where we are in the lifecycle of the many contracts that are in progress at a particular point in time. As reimbursed expenses are pass-through costs to our clients with little to no profit and we believe that the fluctuations from period-to-period are not meaningful to our underlying performance, we do not provide any analysis of the fluctuations in these items or their impact on our financial results. We have collection risk on contractually reimbursable expenses, and, from time to time, are unable to obtain reimbursement from the client for costs incurred. When such an expense is not reimbursed, it is classified as costs of revenue on the consolidated statements of income.

Costs and Expenses

Our costs and expenses are comprised primarily of our costs of revenue, reimbursed expenses and selling, general and administrative expenses. Costs of revenue include compensation and benefits for billable employees and personnel involved in production, data management and delivery, and the costs of acquiring and processing data for our information offerings; costs of staff directly involved with delivering technology-related services offerings and engagements, related accommodations and the costs of data purchased specifically for technology services engagements; and other expenses directly related to service contracts such as courier fees, laboratory supplies, professional services and travel expenses. As noted above, reimbursed expenses are comprised principally of payments to investigators who oversee clinical trials and travel expenses for our clinical monitors and sales representatives. Selling, general and administrative expenses include costs related to sales, marketing, and administrative functions (including human resources, legal, finance and general management) for compensation and benefits, travel, professional services, training and expenses for information technology (“IT”), facilities and depreciation and amortization.

Foreign Currency Translation

In 2016, approximately 36% of our revenues were denominated in currencies other than the United States dollar. Because a large portion of our revenues and expenses are denominated in currencies other than the United States dollar and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our consolidated results. As a result, we believe that providing the impact of fluctuations in foreign currency rates on certain financial results can facilitate the analysis of period-to-period comparisons of business performance that excludes the effects of foreign currency rate fluctuations. The constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results.

Consolidated Results of Operations

Year ended December 31, 2016 compared to the year ended December 31, 2015 and the year ended December 31, 2015 compared to the year ended December 31, 2014

Summary Results of Operations

The following tables present a summary of our results of operations:

	Year Ended December 31, 2015	Change		Year Ended December 31, 2016
(in millions)		Currency Impact	Constant Currency
Revenues	$4,326	$(6)	$1,044	$5,364
Costs of revenue	2,705	(35)	566	3,236
Selling, general and administrative expenses	815	(19)	215	1,011
Depreciation and amortization	128	(3)	164	289
Restructuring costs	30	1	40	71
Merger related costs	—	(1)	88	87
Impairment charges	2	—	26	28

Income from operations	$646	$51	$(55)	$642

	Year Ended December 31, 2014	Change		Year Ended December 31, 2015
(in millions)		Currency Impact	Constant Currency
Revenues	$4,165	$(211)	$372	$4,326
Costs of revenue	2,664	(196)	237	2,705
Selling, general and administrative expenses	781	(37)	71	815
Depreciation and amortization	121	(4)	11	128
Restructuring costs	9	(4)	25	30
Impairment charges	—	—	2	2

Income from operations	$590	$30	$26	$646

Consolidated Results of Operations

For information regarding our results of operations for Commercial Solutions, Research & Development Solutions and Integrated Engagement Services, refer to “Segment Results of Operations” later in this section.

Revenues

				Change
	Year Ended December 31,			2016 vs. 2015		2015 vs. 2014
(dollars in millions)	2016	2015	2014	$	%	$	%
Revenues	$5,364	$4,326	$4,165	$1,038	24.0%	$161	3.9%

2016 compared to 2015

In 2016, our revenues increased $1,038 million, or 24.0%, as compared to the same period in 2015. This increase was comprised of constant currency revenue growth of approximately $1,044 million, or 24.1%, and a negative impact of approximately $6 million from the effects of foreign currency fluctuations. The constant currency revenue growth was comprised of a $774 million increase in Commercial Solutions, which includes $806 million from the merger with IMS Health, partially offset by a decline in the legacy service offerings, a $336 million increase in Research & Development Solutions, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, and a $66 million decrease in Integrated Engagement Services. The revenue contributed by the Merger in 2016 was negatively impacted by approximately $55 million as a result of adjusting the acquired IMS Health unearned income to fair value as required by purchase accounting.

2015 compared to 2014

In 2015, our revenues increased $161 million, or 3.9%, as compared to 2014. This increase was comprised of constant currency revenue growth of approximately $372 million, or 8.9%, and a negative impact of approximately $211 million from the effects of foreign currency fluctuations. The constant currency revenue growth was comprised of a $98 million increase in Commercial Solutions, which includes the impact from the Encore acquisition which closed in July 2014, a $239 million increase in Research & Development Solutions, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, and a $35 million increase in Integrated Engagement Services.

Costs of Revenue, exclusive of Depreciation and Amortization

	Year Ended December 31,
(dollars in millions)	2016	2015	2014
Costs of revenue	$3,236	$2,705	$2,664
% of revenues	60.3%	62.5%	64.0%

2016 compared to 2015

When compared to 2015, costs of revenue in 2016 increased $531 million. This increase included a constant currency increase in expenses of approximately $566 million, or 20.9%, partially offset by a positive impact of approximately $35 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $406 million increase in Commercial Solutions, which includes $438 million from the merger with IMS Health, partially offset by a decline in the legacy service offerings, a $220 million increase in Research & Development Solutions, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, and a $60 million decrease in Integrated Engagement Services.

2015 compared to 2014

When compared to 2014, costs of revenue in 2015 increased $41 million. This increase included a constant currency increase in expenses of approximately $238 million, or 8.9%, partially offset by a positive impact of approximately $197 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $71 million increase in Commercial Solutions, which included the impact from the Encore acquisition which closed in July 2014, a $146 million increase in Research & Development Solutions, which included the incremental impact from the businesses that Quest contributed to Q2 Solutions, and a $21 million increase in Integrated Engagement Services.

The decrease in costs of revenue as a percent of revenues for 2015 was primarily as a result of an improvement in constant currency profit margin in the Commercial Solutions, Research & Development Solutions and Integrated Engagement Services segments (as more fully described in the segment discussion later in this section). For 2015, this constant currency profit margin expansion was partially offset by the effect from a higher proportion of consolidated revenues being contributed by our lower margin Integrated Engagement Services segment when compared to 2014 as well as a negative impact from foreign currency fluctuations.

Selling, General and Administrative Expenses, exclusive of Depreciation and Amortization

	Year Ended December 31,
(dollars in millions)	2016	2015	2014
Selling, general and administrative expenses	$1,011	$815	$781
% of revenues	18.8%	18.8%	18.8%

2016 compared to 2015

The $196 million increase in selling, general and administrative expenses in 2016 included a constant currency increase of $215 million, or 26.4%, partially offset by a positive impact of approximately $19 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $151 million increase in Commercial Solutions, which includes $158 million from the merger with IMS Health, partially offset by a decline in the legacy service offerings, a $32 million increase in Research & Development Solutions, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, a $3 million increase in Integrated Engagement Services, and a $29 million increase in general corporate and unallocated expenses, which includes $37 million from the merger with IMS Health. The constant currency increase in general corporate and unallocated expenses in 2016 was primarily due to higher stock-based compensation expense.

2015 compared to 2014

The $34 million increase in selling, general and administrative expenses in 2015 included a constant currency increase of $74 million, or 9.5%, partially offset by a positive impact of approximately $42 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $14 million increase in Commercial Solutions, which included the impact from the Encore acquisition which closed in July 2014, a $40 million increase in Research & Development Solutions, which included the incremental impact from the businesses that Quest contributed to Q2 Solutions, a $4 million increase in Integrated Engagement Services, and a $14 million increase in general corporate and unallocated expenses. The constant currency increase in general corporate and unallocated expenses in 2015 was primarily due to higher stock-based compensation expense and costs associated with the Q2 Solutions transaction.

Depreciation and Amortization

	Year Ended December 31,
(dollars in millions)	2016	2015	2014
Depreciation and amortization	$289	$128	$121
% of revenues	5.4%	3.0%	2.9%

2016 compared to 2015

The $161 million increase in depreciation and amortization in 2016 was primarily the result of the merger with IMS Health.

2015 compared to 2014

The $7 million increase in depreciation and amortization in 2015 included a constant currency increase of $11 million, or 9.0%, partially offset by a positive impact of approximately $4 million from the effects of foreign currency fluctuations. The constant currency growth was primarily due to the incremental impact from the businesses that Quest contributed to Q2 Solutions.

Restructuring Costs

	Year Ended December 31,
(in millions)	2016	2015	2014
Restructuring costs	$71	$30	$9

During 2016, we recognized $71 million of restructuring charges, net of reversals for changes in estimates, under our existing restructuring plans. The remaining actions under these plans are expected to occur throughout 2017, and are expected to consist of severance, facility closure and other exit-related costs.

During 2015, we recognized $30 million of restructuring charges, net of reversals for changes in estimates, associated with both the February 2015 restructuring plan and the Q2 Solutions restructuring plan.

During 2014, we recognized $9 million of restructuring charges, net of reversals for changes in estimates, which was primarily related to our 2014 restructuring plans.

Merger Related Costs

	Year Ended December 31,
(in millions)	2016	2015	2014
Merger related costs	$87	$—	$—

During 2016 we recognized $87 million of merger related costs. Merger related costs include the direct and incremental costs associated with the Merger such as (i) investment banking, legal, accounting and consulting fees, (ii) incremental compensation costs triggered under change in control provisions in executive employment agreements, (iii) compensation and related costs of employees 100% dedicated to merger-related integration activities and (iv) severance and other termination costs associated with employees whose positions became redundant as a result of the Merger.

Impairment Charges

	Year Ended December 31,
(in millions)	2016	2015	2014
Impairment charges	$28	$2	$—

During 2016, we recognized $28 million of impairment losses for other than temporary declines in fair value of goodwill ($23 million) and identifiable intangible assets ($5 million) in our Encore reporting unit. See Note 17 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to impairment charges. During the fourth quarter of 2015, we exited a training facility in Japan, resulting in a $2 million impairment of the land and building.

Interest Income and Interest Expense

	Year Ended December 31,
(in millions)	2016	2015	2014
Interest income	$(4)	$(4)	$(4)
Interest expense	$144	$101	$101

Interest income included interest received primarily from bank balances and investments.

Interest expense during 2016 was higher than 2015 due to an increase in the average debt outstanding, primarily as a result of the debt acquired from the Merger.

Interest expense during 2015 reflects the increase in the average debt outstanding, primarily as a result of the $275 million term loan that was issued under the receivables financing facility in December 2014 and our new senior secured credit agreement and senior notes, both of which are described in Liquidity and Capital Resources. This increase was offset by a decrease in the average rate of interest incurred on our debt as compared to 2014.

Loss on Extinguishment of Debt

	Year Ended December 31,
(in millions)	2016	2015	2014
Loss on extinguishment of debt	$31	$8	$—

In the fourth quarter of 2016, we recognized a $31 million loss on extinguishment of debt related to the refinancing of our senior secured credit facilities. The loss on extinguishment of debt included an $8 million call premium, $9 million of unamortized debt issuance costs and $14 million of unamortized discount.

In May 2015, we recognized an $8 million loss on extinguishment of debt related to the refinancing of our senior secured credit facilities. The loss on extinguishment of debt included $1 million of unamortized debt issuance costs, $1 million of unamortized discount and $6 million of related fees and expenses.

See “—Liquidity and Capital Resources” for more information on these transactions.

Other (Income), Expense Net

	Year Ended December 31,
(in millions)	2016	2015	2014
Other (income), expense net	$(8)	$2	$(8)

Other (income) expense, net for 2016 primarily consisted of a gain on the sale of a cost basis investment partially offset by foreign currency net losses.

Other (income), expense net for 2015 primarily consisted of $6 million of expense related to the change in fair value of contingent consideration related to an acquisition, partially offset by $5 million of foreign currency net gains.

Other (income), expense net for 2014 included income of approximately $9 million due to changes in the estimated fair value of contingent consideration from an acquisition as well as a gain from the sale of marketable equity securities of approximately $5 million, partially offset by other expenses, primarily consisting of $5 million of foreign currency net losses.

Income Tax Expense

	Year Ended December 31,
(dollars in millions)	2016	2015	2014
Income tax expense	$345	$159	$149
Effective income tax rate	72.0%	29.5%	29.7%

The increase in the 2016 effective income tax rate was due to a change in our permanent reinvestment assertion on the majority of our cumulative foreign earnings. Due to the Merger, we reevaluated our indefinite reinvestment assertion based on the need for cash in the United States, including funding the Repurchase Program and potential acquisitions. Accordingly, we changed our assertion with respect to $2,801 million of foreign earnings, including $1,865 million of IMS Health’s previously undistributed historical foreign earnings. We intend to use these acquired foreign earnings to fund cash needs in the United States. Deferred income taxes of $625 million were recorded in 2016 related to non-indefinitely reinvested foreign earnings. Of that amount, $373 million was recorded through purchase accounting related to IMS Health’s historical foreign earnings and the remainder of $252 million was recorded through deferred income tax expense.

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

Equity in Earnings (Losses) of Unconsolidated Affiliates

	Year Ended December 31,
(in millions)	2016	2015	2014
Equity in (losses) earnings of unconsolidated affiliates	$(4)	$8	$5

Equity in earnings (losses) of unconsolidated affiliates primarily included (losses) earnings from our investment in NovaQuest Pharma Opportunities Fund III, L.P. (“Fund III”). The earnings from Fund III in 2014 were partially offset by losses and write-downs incurred on another equity method investment.

Net (Income) Loss Attributable to Non-controlling Interests

	Year Ended December 31,
(in millions)	2016	2015	2014
Net income attributable to non-controlling interests	$(15)	$(1)	$—

Net income attributable to non-controlling interests in 2016 and 2015 primarily included Quest’s interest in Q2 Solutions.

Segment Results of Operations

Revenues and profit by segment are as follows (dollars in millions):

	Segment Revenues			Segment Profit			Segment Profit Margin
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Commercial Solutions	$1,096	$323	$230	$236	$19	$4	21.5%	5.9%	1.7%
Research & Development Solutions	3,472	3,159	3,050	942	824	744	27.1%	26.1%	24.4%
Integrated Engagement Services	796	844	885	75	78	78	9.4%	9.2%	8.8%

Total	5,364	4,326	4,165	1,253	921	826	23.4%	21.3%	19.8%
General corporate and unallocated				(136)	(115)	(106)
Depreciation and amortization				(289)	(128)	(121)
Restructuring costs				(71)	(30)	(9)
Merger related costs				(87)	—	—
Impairment charges				(28)	(2)	—

Consolidated	$5,364	$4,326	$4,165	$642	$646	$590

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation, and expenses for corporate overhead functions such as senior leadership, finance, human resources, information technology, facilities and legal. We do not allocate depreciation and amortization, restructuring costs, merger related costs or impairment charges to our segments.

Commercial Solutions

				Change
(dollars in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Revenues	$1,096	$323	$230	$773	239.3%	$93	40.4%
Costs of revenue	644	239	174	405	169.5	65	37.4
as a percentage of revenues	58.8%	74.0%	75.7%
Selling, general and administrative expenses	216	65	52	151	232.3	13	25.0
as a percentage of revenues	19.7%	20.1%	22.6%

Segment profit	$236	$19	$4	$217	1,142.1%	$15	375.0%

as a percentage of revenues	21.5%	5.9%	1.7%

Revenues

2016 compared to 2015

Commercial Solutions’ revenues were $1,096 million in 2016, an increase of $773 million over 2015, which includes the incremental impact from the Merger of $806 million. The constant currency revenue increase was due to the incremental impact from the Merger and from growth in real-world and late phase research services, partially offset by lower revenues from payer provider and advisory services. The revenue contributed by the Merger in 2016 was negatively impacted by approximately $55 million as a result of adjusting the acquired IMS Health unearned income to fair value as required by purchase accounting.

2015 compared to 2014

Commercial Solutions’ revenues were $323 million in 2015, an increase of $93 million, or 40.4%, over 2014. This increase was comprised of constant currency revenue growth of $98 million, or 42.7%, including $44 million from the Encore acquisition which closed in July 2014, partially offset by a negative impact of approximately $5 million due to the effects of foreign currency fluctuations. The increase in constant currency revenues was due to the impact from the Encore acquisition which closed in July 2014, as well as growth in real-world and late phase research services, partially offset by lower revenue from advisory services.

Costs of Revenue, exclusive of Depreciation and Amortization

2016 compared to 2015

Commercial Solutions’ costs of revenue increased approximately $405 million in 2016. This increase was comprised of a $407 million constant currency increase, which includes $438 million from the Merger, offset by lower costs in payer provider and advisory services due to lower revenue volumes, and $2 million due to the negative effects of foreign currency fluctuations.

2015 compared to 2014

Commercial Solutions’ costs of revenue increased approximately $65 million in 2015. This increase was comprised of a $71 million constant currency increase, or 41.1%, partially offset by a reduction of $6 million from the positive effects of foreign currency fluctuations. The constant currency increase for 2015 was due to the impact of the Encore acquisition and costs to support the growth in real-world and late phase research services.

Selling, General and Administrative Expenses, exclusive of Depreciation and Amortization

2016 compared to 2015

Commercial Solutions’ selling, general and administrative expenses increased approximately $151 million in 2016 as compared to 2015. This increase was primarily due to $158 million from the Merger, an increase in bad debt expense and cost reductions in various other areas.

2015 compared to 2014

Commercial Solutions’ selling, general and administrative expenses increased approximately $13 million, or 25.0%, in 2015 as compared to 2014. This increase was comprised of a $14 million constant currency increase, or 26.9%, partially offset by a reduction of $1 million from the positive effects of foreign currency fluctuations. The constant currency increase was primarily due to the impact from the Encore acquisition which closed in July 2014.

Research & Development Solutions

				Change
(dollars in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Revenues	$3,472	$3,159	$3,050	$313	9.9%	$109	3.6%
Costs of revenue	1,953	1,779	1,764	174	9.8	15	0.9
as a percentage of revenues	56.3%	56.3%	57.8%
Selling, general and administrative expenses	577	556	542	21	3.8	14	2.6
as a percentage of revenues	16.6%	17.6%	17.8%

Segment profit	$942	$824	$744	$118	14.3%	$80	10.8%

as a percentage of revenues	27.1%	26.1%	24.4%

Backlog and Net New Business

Beginning with the third quarter of 2016, we began reporting net new business and backlog on an as-contracted basis (signed binding commitments and signed contracts during the period). We only report backlog and net new business for the Research & Development Solutions segment on a rolling basis for the last twelve months. Previously, net new business included non-binding written awards, which was consistent with industry practice. We believe the as-contracted method is a more precise approach as it requires a higher threshold and less judgment for backlog inclusion. Net new business totaled $4.3 billion for both the 12 months ended December 31, 2016 and 2015. Ending backlog was $9.5 billion at December 31, 2016, and we expect $2.9 billion of this backlog to convert to revenue in the next 12 months.

Net new business under sole provider arrangements is recorded over the life of the arrangement as projects are awarded. Consistent with our methodology for calculating net new business during a particular period, backlog represents, at a particular point in time, future service revenues from work not yet completed or performed under signed contracts. Once work begins on a project, service revenues are recognized over the duration of the project. Net new business and backlog denominated in foreign currencies are valued each month using the actual average foreign exchange rates in effect during the month.

We believe that backlog and net new business may not be consistent indicators of future revenues because they have been and likely will be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, cancellations, and changes to the scope of work during the course of projects. Projects that have been delayed remain in backlog, but the timing of the revenue generated may differ from the timing originally expected. Additionally, projects may be terminated or delayed by the customer or delayed by regulatory authorities. In the event that a client cancels a contract, we typically would be entitled to receive payment for all services performed up to the cancellation date and subsequent client-authorized services related to terminating the canceled project. However, we typically do not have a contractual right to the full amount of the revenue reflected in our backlog or net new business contracts in the event of cancellation. For more details regarding risks related to our backlog, see Part I, Item IA, “Risk Factors—The relationship of backlog to revenues varies over time.”

Revenues

2016 compared to 2015

Research & Development Solutions’ revenues were $3,472 million in 2016, an increase of $313 million, or 9.9%, over 2015. This increase was comprised of constant currency revenue growth of $335 million, or 10.6%, partially offset by a negative impact of approximately $22 million from the effects of foreign currency fluctuations. The constant currency revenue growth primarily included volume-related increases in our services and the incremental impact from the businesses that Quest contributed to Q2 Solutions.

The volume-related revenue growth was related to increases in revenue from both our clinical solutions and services and our clinical trial support services. This growth was due largely to execution on the higher backlog in place as we entered the year. The 2016 growth was negatively impacted by $17 million of non-recurring revenue recognized in the second quarter of 2015 related to the early close out of a client arrangement. The constant currency revenue growth in 2016 was negatively impacted by $27 million of foreign currency exchange rate adjustments associated with client contracts and losses on foreign exchange forward contracts.

2015 compared to 2014

Research & Development Solutions’ revenues were $3,159 million in 2015, an increase of $109 million, or 3.6%, over 2014. This increase was comprised of constant currency revenue growth of $239 million, or 7.8%, partially offset by a negative impact of approximately $130 million from the effects of foreign currency fluctuations. The constant currency revenue growth included a volume-related increase in our services and the incremental impact from the businesses that Quest contributed to Q2 Solutions.

The volume-related revenue growth was related to an increase in revenue from both clinical solutions and services and clinical trial support services. This growth was due largely to execution on the higher backlog in place as we entered the year. In addition, we recognized $17 million of revenue in the second quarter of 2015 as a result of the release of deferred revenue upon the early close out of a client arrangement. The constant currency revenue growth in 2015 was negatively impacted by contract cancellations in 2014 as well as $28 million of foreign currency exchange rate adjustments associated with client contracts and losses on foreign exchange forward contracts

Costs of Revenue, exclusive of Depreciation and Amortization

2016 compared to 2015

Research & Development Solutions’ costs of revenue increased approximately $174 million in 2016 over 2015. This increase included constant currency growth of $219 million, or 12.3%, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by $45 million from the positive effects of foreign currency fluctuations.

The constant currency costs of revenue growth was primarily due to the impact from the Q2 Solutions transaction and an increase in compensation and related expenses. The increase in compensation and related expenses resulted from (i) an increase in billable headcount resulting from the higher volume of constant currency revenue, (ii) our continued investment in our global delivery network (“GDN”) which is a coordinated global delivery model that enables us to provide standardized, centrally-managed services from seven hub locations across five countries, (iii) annual merit increases and (iv) an increase in competition for qualified personnel in certain markets. The constant currency growth for 2016 also included a $12 million reserve for certain potentially non-reimbursable expenses. These increases in cost were partially offset by $17 million of expense recognized in the second quarter of 2015 related to the early close out of a client arrangement that did not recur in 2016 and a $15 million increase in the benefit from research and development credits received in Europe.

2015 compared to 2014

Research & Development Solutions’ costs of revenue increased approximately $15 million in 2015 over 2014. This increase included a constant currency increase of $146 million, or 8.3%, which included the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by $131 million from the positive effects of foreign currency fluctuations.

The constant currency costs of revenue growth was primarily due to the impact from the Q2 Solutions transaction and an increase in compensation and related expenses. The increase in compensation and related expenses resulted from an increase in billable headcount as a result of the ramp up of new projects as well as annual merit increases and an increase in competition for qualified personnel in certain markets. Also contributing to the constant currency increase was $17 million of expense recognized in the second quarter of 2015 as a result of the release of deferred contract costs upon the early close out of a client arrangement. Costs of revenue growth was partially offset by an $8 million increase in the benefit from research and development credits received in Europe. As a percent of revenues, Research & Development Solutions’ costs of revenue were 56.3% and 57.8% in 2015 and 2014, respectively. The decrease in costs of revenue as a percentage of revenues reflected a favorable impact from the effects of foreign currency fluctuations and a closer alignment of resources with project requirements, including cost efficiencies gained from restructuring actions taken in prior years, which more than offset the impact of the constant currency costs of revenue growth noted above.

Selling, General and Administrative Expenses, exclusive of Depreciation and Amortization

2016 compared to 2015

Research & Development Solutions’ selling, general and administrative expenses increased approximately $21 million, or 3.8%, in 2016 as compared to 2015. This increase was caused by constant currency growth of $32 million, partially offset by a reduction of $11 million from foreign currency fluctuations. As a percent of revenues, Research & Development Solutions’ selling, general and administrative expenses were 16.6% and 17.6% in 2016 and 2015, respectively. The constant currency increase was primarily due to the incremental impact from the businesses that Quest contributed to Q2 Solutions, higher compensation and related expenses due to annual merit increases and an increase in headcount and an increase in bad debt expense.

2015 compared to 2014

Research & Development Solutions’ selling, general and administrative expenses increased approximately $14 million, or 2.6%, in 2015 as compared to 2014. This increase was primarily caused by a constant currency increase of $40 million, which included the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by a reduction of $26 million from the positive effects of foreign currency fluctuations. As a percent of revenues, Research & Development Solutions’ selling, general and administrative expenses were 17.6% and 17.8% in 2015 and 2014, respectively. The constant currency increase was primarily due to the incremental impact from the businesses that Quest contributed to Q2 Solutions, higher compensation and related expenses due to annual merit increases and an increase in headcount.

Integrated Engagement Services

				Change
(dollars in millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Revenues	$796	$844	$885	$(48)	(5.7)%	$(41)	(4.6)%
Costs of revenue	639	687	726	(48)	(7.0)	(39)	(5.4)
as a percentage of revenues	80.3%	81.4%	82.0%
Selling, general and administrative expenses	82	79	81	3	3.8	(2)	(2.5)
as a percentage of revenues	10.3%	9.4%	9.2%

Segment profit	$75	$78	$78	$(3)	(3.8)%	$—	0.0%

as a percentage of revenues	9.4%	9.2%	8.8%

Revenues

2016 compared to 2015

Integrated Engagement Services’ revenues were $796 million in 2016, a decrease of $48 million, or 5.7%, over 2015. This decrease was comprised of a constant currency revenue decrease of $67 million, or 7.9%, partially offset by a positive impact of approximately $19 million due to the effects of foreign currency fluctuations. The decline in constant currency revenues for 2016 was due to a decrease in commercial services in North America (primarily as a result of cancellations that occurred in 2015 and earlier this year), Japan and Europe. The decline in Europe was partially offset by a $10 million benefit from the acceleration of revenue due to a contract modification on a sales force arrangement that fixed a portion of the contract price that previously was not determinable until future sales-based royalties were known.

2015 compared to 2014

Integrated Engagement Services’ revenues were $844 million in 2015, a decrease of $41 million, or 4.6%, over 2014. This decrease was comprised of constant currency revenue growth of $35 million, or 4.0%, partially offset by a negative impact of approximately $76 million due to the effects of foreign currency fluctuations. The increase in constant currency revenues was due to an increase in commercial services in North America, partially offset by a decline in Europe due to the loss of revenue from an agreement to distribute pharmaceutical products in Italy that ended in the fourth quarter of 2014.

Costs of Revenue, exclusive of Depreciation and Amortization

2016 compared to 2015

Integrated Engagement Services’ costs of revenue decreased approximately $48 million in 2016. This decrease was comprised of a $60 million constant currency decrease, or 8.7%, partially offset by $11 million due to the positive effects of foreign currency fluctuations. The constant currency decrease for 2016 was due to a decrease in compensation and related expenses resulting from a decrease in billable headcount.

2015 compared to 2014

Integrated Engagement Services’ costs of revenue decreased approximately $39 million in 2015. This increase was comprised of a $21 million constant currency increase, or 2.9%, more than offset by a reduction of $60 million from the positive effects of foreign currency fluctuations. The constant currency increase for 2015 was due to an increase in compensation and related expenses resulting from an increase in billable headcount needed to support the higher volume of constant currency revenue and annual merit increases. These increases in compensation and related expenses were partially offset by a decline in other expenses directly related to the agreement to distribute pharmaceutical products in Italy, which ended in the fourth quarter of 2014.

Selling, General and Administrative Expenses, exclusive of Depreciation and Amortization

2016 compared to 2015

Integrated Engagement Services’ selling, general and administrative expenses increased approximately $3 million in 2016 as compared to 2015. This increase was due to a higher level of bad debt expense.

2015 compared to 2014

Integrated Engagement Services’ selling, general and administrative expenses decreased approximately $2 million in 2015 as compared to 2014. This decrease was comprised of a $4 million constant currency increase, or 5.0%, partially offset by a reduction of $6 million from the positive effects of foreign currency fluctuations. The constant currency increase was primarily due to an increase in compensation and related expenses.

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

We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which those funds can be accessed on a cost effective basis. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations. We have and expect to transfer cash from those subsidiaries to the United States and to other international subsidiaries when it is cost effective to do so. Since the Merger, through December 31, 2016, we have transferred $615 million from foreign subsidiaries to the United States.

Due to the Merger, we reevaluated our indefinite reinvestment assertion based on the need for cash in the United States, including funding the Repurchase Program and potential acquisitions. Accordingly, we changed our assertion with respect to $2,801 million of foreign earnings, including $1,865 million of IMS Health’s previously undistributed historical foreign earnings. We intend to use these acquired foreign earnings to fund cash needs in the United States.

We had a cash balance of $1,198 million at December 31, 2016 ($237 million of which was in the United States), an increase from $977 million at December 31, 2015.

Based on our current operating plan, we believe that our available cash and cash equivalents, future cash flows from operations and our ability to access funds under our revolving credit and receivables financing facilities will enable us to fund our operating requirements and capital expenditures and meet debt obligations for at least the next 12 months. We regularly evaluate our debt arrangements, as well as market conditions, and from time to time we may explore opportunities to modify our existing debt arrangements or pursue additional financing arrangements that could result in the issuance of new debt securities by us or our affiliates. For example, in September 2016, IMS Health issued approximately $1,750 million in senior notes (as discussed below) and we used the proceeds to repay certain outstanding indebtedness, including our senior secured credit facilities, following the Merger. We may use our existing cash, cash generated from operations or dispositions of assets or businesses and/or proceeds from any new financing arrangements or issuances of debt or equity securities to repay or reduce some of our outstanding obligations, to repurchase shares from our stockholders or for other purposes. As part of our ongoing business strategy, we also continually evaluate new acquisition, expansion and investment possibilities or other strategic growth opportunities, as well as potential dispositions of assets or businesses, as appropriate, including dispositions that may cause us to recognize a loss on certain assets. Should we elect to pursue any such transaction, we may seek to obtain debt or equity financing to facilitate those activities. Our ability to enter into any such potential transactions and our use of cash or proceeds is limited to varying degrees by the terms and restrictions contained in our existing debt arrangements. We cannot provide assurances that we will be able to complete any such financing arrangements or other transactions on favorable terms or at all.

Equity Repurchases

Since 2013, we have repurchased approximately $2,093 million of our equity securities as discussed further below.

Equity Repurchase Program

On October 30, 2013, our Board approved the Repurchase Program authorizing the repurchase of up to $125 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. During 2015, our Board increased the stock repurchase authorization under the Repurchase Program by $600 million, which increased the total amount that has been authorized under the Repurchase Program to $725 million. On November 1, 2016, our Board increased the stock repurchase authorization under the Repurchase Program by $1.5 billion, which increased the total amount that has been authorized under the Repurchase Program to $2.225 billion. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options, and may be modified, extended, suspended or discontinued at any time. The Repurchase Program for common stock does not have an end date. In 2016, we repurchased 14.3 million shares of our common stock at an average market price per share of $76.57 for an aggregate purchase price of $1,098 million under the Repurchase Program. From inception through December 31, 2016, we have repurchased a total of $1,678 million of our securities under the Repurchase Program, consisting of $59 million of stock options and $1,619 million of common stock. As of December 31, 2016, we have remaining authorization to repurchase up to $547 million of our common stock under the Repurchase Program. On February 12, 2017, our Board increased this authorization by $1.0 billion. Additional information regarding the Repurchase Program is presented in Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Notes 14 and 27 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

Other Equity Repurchases

On May 28, 2014, we completed the repurchase of 3.3 million shares of our common stock for $50.23 per share from TPG Quintiles Holdco, L.P., one of our existing stockholders, in a private transaction for an aggregate purchase price of approximately $165 million. The repurchase price per share of common stock was equal to 98% of the closing market price of our common stock on the NYSE on May 27, 2014 (which was $51.26). The repurchase of shares from our existing stockholder was authorized in compliance with our related party transactions approval policy. We funded this private repurchase transaction with cash on hand. This private repurchase transaction was separate from and in addition to the Repurchase Program.

On November 10, 2014, we completed the repurchase of 4.3 million shares of our common stock for $58.09 per share for an aggregate purchase price of approximately $250 million. We funded this repurchase transaction with a combination of cash on hand and a $150 million draw on our revolving credit facility which was subsequently repaid. This repurchase transaction was separate from and in addition to the Repurchase Program.

Debt

The following table presents a summary of debt refinancing activities just prior to and after the merger of Quintiles and IMS Health on October 3, 2016:

(in millions)	Legacy Quintiles	Legacy IMS Health	Refinancing Proceeds (Repayments)	QuintilesIMS
Senior Secured Credit Facilities:
Term Loans A and B due through 2022	$1,389	$—	$(1,389)	$—
Term Loans A due 2021	—	—	1,350	1,350
Term Loans B due 2021	—	2,516	—	2,516
Term Loans A due 2019	—	884	(884)	—
4.875% Senior Notes due 2023	800	—	—	800
5.0% Senior Notes due 2026	—	—	1,050	1,050
3.5% Senior Notes due 2024	—	—	698	698
4.125% Senior Notes due 2023	—	307	—	307
6.0% Senior Notes due 2020	—	500	(500)	—
Receivables financing facility due 2018	275	—	—	275
Revolving Credit Facility	—	298	(298)	—

Total debt refinancing activities	$2,464	$4,505	$27	$6,996

As of December 31, 2016, we had $7.2 billion of total indebtedness, excluding $656 million of additional available borrowings under our revolving credit facilities. The summary of debt refinancing activities presented in the above table do not reflect amounts drawn on our Revolving Credit Facility unrelated to the Merger during 2016. See Note 11 to our audited consolidated financial statements included elsewhere in the Annual Report on Form 10-K for additional details regarding our credit arrangements.

Senior Secured Credit Agreement and Senior Notes

At December 31, 2016, our senior secured credit facility provides financing of up to approximately $4,772 million, which consisted of $4,147 million principal amount of debt outstanding (as disclosed in Note 11 to our audited consolidated financial statements included elsewhere in the Annual Report on Form 10-K) and $625 million of commitments that expire in 2021. The revolving credit facility is comprised of a $450 million senior secured revolving facility available in U.S. Dollars, a $400 million senior secured revolving facility available in U.S. Dollars, Euros, Swiss Francs and other foreign currencies and a $150 million senior secured revolving facility available in U.S. Dollars and Yen. The term A loans and revolving credit facility mature in October 2021, while the term B loans mature in March 2021. Under certain circumstances, the maturity date of the term A loans and the senior secured revolving facility may be accelerated to 2020. We are required to make scheduled quarterly payments on the term A loans equal to 1.25% of the original principal amount, with the remaining balance paid at maturity. We are required to make scheduled quarterly payments on the term B loans equal to approximately 0.25% of the original principal amount, with the remaining balance paid at maturity. In addition, beginning with fiscal year ending December 31, 2017, we are required to apply 50% of excess cash flow (as defined in our senior secured credit facility), subject to a reduction to 25% or 0% depending upon our senior secured first lien net leverage ratio, for prepayment of the Term Loans, with any such prepayment to be applied toward principal payments due in subsequent quarters. We are also required to pay an annual commitment fee that ranges from 0.30% to 0.40% in respect of any unused commitments under the revolving credit facility. The senior secured credit facility is collateralized by substantially all of our assets and the assets of our material domestic subsidiaries including 100% of the equity interests of substantially all of our material domestic subsidiaries and 66% of the equity interests of substantially all of our first-tier material foreign subsidiaries and their domestic subsidiaries.

On October 3, 2016, we refinanced the term A loans due 2019 (approximately $884 million) assumed in the Merger with a term A loan facility due in 2021 for an aggregate principal amount of approximately $1,350 million comprised of both U.S. Dollar denominated term A loans and Euro denominated term A loans. Additionally, the revolving credit facility was refinanced to an aggregate principal amount equal to $1,000 million. The additional proceeds were used, in part, to fund the redemption on November 1, 2016 of $500 million of 6% Senior Notes due 2020 assumed in the Merger, at a redemption price equal to 101.5% of the aggregate outstanding principal amount plus accrued interest to the redemption date. We incurred a loss on extinguishment of debt of approximately $8 million related to the aggregate payments for make-whole premiums.

On September 28, 2016, IMS Health issued senior unsecured notes totaling principal amount of $1,750 million, which consisted of (i) $1,050 million of 5% senior notes due October 2026 (the “5% Dollar Notes”) and (ii) €625 million of 3.5% senior notes due October 2024 (the “3.5% Euro Notes” and, together with the 5% Dollar Notes, the “2016 Notes”). The proceeds of the 2016 Notes, which we assumed upon closing of the Merger, were used on October 3, 2016 to repay in full ($1,389 million) the term loans outstanding under the Quintiles Transnational senior secured credit facilities. Interest on the 2016 Notes is payable semi-annually, beginning on April 15, 2017. The notes are guaranteed on a senior unsecured basis by our wholly-owned domestic restricted subsidiaries (excluding IMS Japan K.K.) and, subject to certain exceptions, each of our future domestic subsidiaries that guarantees our other indebtedness or indebtedness of any of the guarantors. The 5% Dollar Notes and the 3.5% Euro Notes may be redeemed, either together or separately, prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to October 15, 2021 with respect to the 5% Dollar Notes and October 15, 2019 with respect to the 3.5% Euro Notes (in each case subject to a customary “equity claw” redemption right) and thereafter subject to annually declining redemption premiums at any time prior to October 15, 2024 with respect to the 5% Dollar Notes and October 15, 2021 with respect to the 3.5% Euro Notes.

We also assumed in the Merger €275 million aggregate principal amount of its 4.125% Senior Notes due in April 2023 (the “4.125% Senior Notes”). Interest on the 4.125% Senior Notes is payable semi-annually each year and commenced on October 1, 2015. The 4.125% Senior Notes are guaranteed on a senior unsecured basis by IMS Health’s wholly-owned domestic subsidiaries that are guarantors under the senior secured credit facilities. We may redeem the 4.125% Senior Notes, in whole or in part, at any time prior to April 1, 2018 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. On or after April 1, 2018, we may redeem all or a portion of the 4.125% Senior Notes at predetermined redemption prices set forth in the indenture governing the 4.125% Senior Notes plus accrued and unpaid interest to the date of redemption.

2015 Financing Transactions

On May 12, 2015, through its wholly-owned subsidiary, Quintiles Transnational, entered into new senior secured credit facilities, which consisted of a $500 million revolving credit facility and $1.45 billion of term loans. In addition, Quintiles Transnational issued $800 million of 4.875% senior secured notes due 2023 (the “4.875% Senior Notes”) in a private placement. The term loans, in the amount of $1,389 million, were repaid in full on October 3, 2016, as discussed above. Interest on the 4.875% Senior Notes is paid semiannually on May 15 and November 15 of each year until maturity. The Senior Notes are unsecured senior obligations of QuintilesIMS and are effectively subordinated in right of payment to all secured obligations of QuintilesIMS, to the extent of the value of any collateral. Also on May 12, 2015, an outstanding term loan was repaid with proceeds from the new credit facilities entered into that day and we recognized an $8 million loss on extinguishment of debt, which included $1 million of unamortized debt issuance costs, $1 million of unamortized discount and $6 million of related fees and expenses.

Receivables Financing Facility

On December 5, 2014, we entered into a four-year arrangement to securitize certain of our accounts receivable. Under the receivables financing facility, certain of our accounts receivable are sold on a non-recourse basis by certain of our consolidated subsidiaries to another of our consolidated subsidiaries, a bankruptcy-remote special purpose entity (“SPE”). The SPE obtained a term loan and revolving loan commitment from a third party lender, secured by liens on the assets of the SPE, to finance the purchase of the accounts receivable, which included a $275 million term loan and a $25 million revolving loan commitment. The revolving loan commitment may be increased by an additional $35 million as amounts are repaid under the term loan. QuintilesIMS has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under the receivables financing facility. The assets of the SPE are not available to satisfy any of our obligations or any obligations of our subsidiaries. As of December 31, 2016, the full $25 million of revolving loan commitment was available under the receivables financing facility.

We used the proceeds from the term loan under the receivables financing facility to repay in full the amount outstanding on the then outstanding revolving credit facility under its then outstanding senior secured credit agreement ($150 million), to repay $25 million of the then outstanding Term Loan B-3, to pay related fees and expenses and the remainder was used for general working capital purposes.

Restrictive Covenants

Our debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and New Term Loans, other actions permitted to be taken by a secured creditor. Our long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on our ability to declare dividends. For additional information regarding these restrictive covenants, see Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy” and Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. At December 31, 2016, the Company was in compliance with the financial covenants under the Company’s financing arrangements.

Years ended December 31, 2016, 2015 and 2014

Cash Flow from Operating Activities

	Year Ended December 31,
(in millions)	2016	2015	2014
Net cash provided by operating activities	$860	$476	$433

2016 compared to 2015

Cash provided by operating activities increased $384 million in 2016 as compared to 2015. The increase in cash provided by operating activities reflects the increase in net income as adjusted for non-cash items necessary to reconcile net income to cash provided by operating activities. Also contributing to the increase were lower payments for income taxes ($15 million), and lower cash used in days sales outstanding (“DSO”) and accounts payable and accrued expenses. The lower cash used in DSO reflects a two-day increase in DSO in 2016 compared to a seven-day increase in DSO in 2015. DSO can shift significantly at each reporting period depending on the timing of cash receipts under contractual payment terms relative to the recognition of revenue over a project lifecycle.

2015 compared to 2014

Cash provided by operating activities increased $43 million in 2015 as compared to 2014. The increase in cash provided by operating activities primarily reflects the increase in net income as adjusted for non-cash items necessary to reconcile net income to cash provided by operating activities. Also contributing to the increase was an increase in accounts payable and accrued expenses ($59 million) as well as lower payments for interest ($12 million) and income taxes ($18 million). These improvements in operating cash flow were partially offset by higher cash used in DSO. The higher cash used in DSO reflects a seven-day increase in DSO in 2015 compared to a two-day increase in DSO in 2014.

Cash Flow from Investing Activities

	Year Ended December 31,
(in millions)	2016	2015	2014
Net cash provided by (used in) investing activities	$1,731	$(67)	$(173)

2016 compared to 2015

Cash provided by investing activities increased $1,798 million in 2016 as compared 2015. This increase was primarily related to cash from the acquisition of businesses, including the merger with IMS Health ($1,887 million) partially offset by higher cash used for the acquisition of property, equipment and software ($86 million).

2015 compared to 2014

Cash used in investing activities decreased $106 million in 2015 as compared to 2014. This decrease was primarily related to cash acquired in the Q2 Solutions transaction ($32 million) compared to cash used for the acquisition of businesses ($92 million) in 2014, partially offset by the termination of interest rate swaps in connection with the refinancing transaction in 2015 ($11 million) and higher cash used for investments.

Cash Flow from Financing Activities

	Year Ended December 31,
(in millions)	2016	2015	2014
Net cash used in financing activities	$(2,284)	$(249)	$(130)

2016 compared to 2015

Cash used in financing activities increased $2,035 million in 2016 as compared to 2015. The increase in cash used in financing activities was primarily related to lower net borrowing under our credit facilities ($1,488 million) and higher cash used to repurchase common stock ($582 million).

2015 compared to 2014

Cash used in financing activities increased $119 million in 2015 as compared to 2014. The increase in cash used in financing activities in 2015 was primarily related to higher cash used to repurchase common stock ($100 million) and lower cash provided by debt issuances, net of repayments ($75 million), partially offset by higher cash from stock issued under employee stock purchase and option plans ($29 million), and an increase in the excess income tax benefits from stock-based award activities ($19 million).

Contingencies

We are exposed to certain known contingencies that are material to our investors. The facts and circumstances surrounding these contingencies and a discussion of their effect on us are in Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These contingencies may have a material effect on our liquidity, capital resources or results of operations. In addition, even where our reserves are adequate, the incurrence of any of these liabilities may have a material effect on our liquidity and the amount of cash available to us for other purposes.

We believe that we have made appropriate arrangements in respect of the future effect on us of these known contingencies. We also believe that the amount of cash available to us from our operations, together with cash from financing, will be sufficient for us to pay any known contingencies as they become due without materially affecting our ability to conduct our operations and invest in the growth of our business.

Contractual Obligations and Commitments

Below is a summary of our future payment commitments by year under contractual obligations as of December 31, 2016 (in millions):

	2017	2018 - 2019	2020 - 2021	Thereafter	Total
Long-term debt, including interest(1)	$371	$991	$4,313	$3,070	$8,745
Operating leases	171	217	131	159	678
Data acquisition and telecommunication services	261	224	160	7	652
Purchase obligations(2)	28	20	4	—	52
Commitments to unconsolidated affiliates(3)	—	—	—	—	—
Benefit obligations(4)	33	42	47	141	263
Uncertain income tax positions(5)	2	—	—	—	2

Total	$866	$1,494	$4,655	$3,377	$10,392

(1)	Interest payments on our debt are based on the interest rates in effect on December 31, 2016.
(2)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions.
(3)	We are currently committed to invest $70 million in private equity funds. As of December 31, 2016, we have funded approximately $51 million of these commitments and we have approximately $19 million remaining to be funded.
(4)	Amounts represent expected future benefit payments for our pension and postretirement benefit plans, as well as expected contributions for 2016 for our funded pension benefit plans. We made cash contributions totaling approximately $10 million to our defined benefit plans in 2016, and we estimate that we will make contributions totaling approximately $23 million in 2017. Due to the potential impact of future plan investment performance, changes in interest rates, changes in other economic and demographic assumptions and changes in legislation in foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions that may be required to fund our defined benefit plans for periods beyond 2017.
(5)	As of December 31, 2016, our liability related to uncertain income tax positions was approximately $75 million, $73 million of which has not been included in the above table as we are unable to predict when these liabilities will be paid due to the uncertainties in the timing of the settlement of the income tax positions.

Application of Critical Accounting Policies

Note 1 to the audited consolidated financial statements provided elsewhere in this Annual Report on Form 10-K describes the significant accounting policies used in the preparation of the consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the period. Our estimates are based on historical experience and various other assumptions we believe are reasonable under the circumstances. We evaluate our estimates on an ongoing basis and make changes to the estimates and related disclosures as experience develops or new information becomes known. Actual results may differ from those estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement, (2) the service offering has been delivered to the client, (3) the collection of fees is probable and (4) the arrangement consideration is fixed or determinable. We do not recognize revenue with respect to start-up activities including contract and scope negotiation, feasibility analysis and conflict of interest review associated with contracts. The costs for these activities are expensed as incurred. For contracts in which portions of revenue are contingent upon the occurrence of uncertain future events we recognize the revenue only after it has been earned and the contingency has been resolved.

For arrangements that include multiple elements, arrangement consideration is allocated to units of accounting based on the relative selling price. The best evidence of selling price of a unit of accounting is vendor-specific objective evidence (“VSOE”) which is the price we charge when the deliverable is sold separately. When VSOE is not available to determine selling price, we use relevant third-party evidence (“TPE”) of selling price, if available. When neither VSOE nor TPE of selling price exists, we use our best estimate of selling price considering all relevant information that is available without undue cost and effort.

We derive the majority of our revenues in the Commercial Solutions segment from various information and technology service offerings. Our revenue arrangements may include multiple elements. A typical information offerings arrangement (primarily under fixed-price contracts) may include an ongoing subscription-based deliverable for which revenue is recognized ratably as earned over the contract period and/or a one-time delivery of data offerings for which revenue is recognized upon delivery, assuming all other criteria are met. Our subscription arrangements typically have terms ranging from one to three years and are generally non-cancelable and do not contain refund-type provisions. We also offer technology services offerings that enable our clients to make informed business decisions. Technology services offerings consist of a mix of small and large-scale services and consulting projects, multi-year outsourcing contracts and SaaS licenses. These arrangements typically have terms ranging from several weeks to three years, with a majority having terms of one year or less. Revenues for services engagements where deliverables occur ratably over time are recognized on a straight-line basis over the term of the arrangement. Revenues from time and material contracts are recognized as the services are provided. Revenues from fixed price ad hoc services and consulting contracts are recognized either over the contract term based on the ratio of the number of hours incurred for services provided during the period compared to the total estimated hours to be incurred over the entire arrangement (efforts based), or upon delivery (completed contract).

The majority of revenue in our Research & Development Solutions segment and Integrated Engagement Services segment is recognized based on objective contractual criteria and does not require significant estimates or judgments. However, at any point in time we are working on thousands of active client projects, which are governed by individual contracts. Most projects are customized based on the needs of the client, the type of services being provided, therapeutic indication of the drug, geographic locations and other variables. Project specific terms related to pricing, billing terms and the scope and type of services to be provided are generally negotiated and contracted on a project-by-project basis. Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. In such situations, we enter into negotiations for a contract amendment to reflect the change in scope and the related price. Depending on the complexity of the amendment, the negotiation process can take from a few weeks for a simple adjustment to several months for a complex amendment. Management may authorize the project team to commence work on activities outside the contract scope while we negotiate and finalize the contract amendment. In these limited cases, if we are not able to obtain a contract amendment from the client, our profit margin on the arrangement may be impacted. This result occurs because our costs of delivery are expensed as they are incurred, while revenue is not recognized unless the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and all other revenue recognition criteria are met. Most contracts are terminable upon 30 to 90 days notice by the client. Our risk of material loss in these situations is mitigated as these contracts generally require payment to us for expenses to wind down the clinical trial or project, fees earned to date and, in some cases, a termination fee or a payment of some portion of the fees or profits that could have been earned under the contract if it had not been terminated early. In addition, our contract terms provide for payment terms that generally correspond with performance of the services. Termination fees are included in revenues when realization is assured.

Accounts Receivable and Unbilled Services

Accounts receivable represents amounts billed to clients. Revenues recognized in excess of billings are classified as unbilled services. The realization of these amounts is based on the client’s willingness and ability to pay us. We have an allowance for doubtful accounts based on management’s estimate of probable losses we expect to incur resulting from a client failing to pay us. Our allowance for doubtful accounts, and losses from clients failing to pay us, have not been material to our results of operations. If any of these estimates change or actual results differs from expected results, then an adjustment is recorded in the period in which the amounts become reasonably estimable. These adjustments could have a material effect on our results of operations.

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

Income tax expense is based on the distribution of profit before income tax among the various taxing jurisdictions in which we operate, adjusted as required by the income tax laws of each taxing jurisdiction. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate. We do not consider the undistributed earnings of most of our foreign subsidiaries to be indefinitely reinvested outside of the United States. Accordingly, we have provided a deferred income tax liability related to those undistributed earnings. The associated foreign income taxes on our foreign earnings could be available as a credit in the United States on our income taxes. We recognize foreign tax credits to the extent that the recognition is supported by projected foreign source income.

Business Combinations

We use the acquisition method to account for business combinations, and accordingly, the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree are recorded at their estimated fair values on the date of the acquisition. We use significant judgments, estimates and assumptions in determining the estimated fair value of assets acquired, liabilities assumed and non-controlling interest including expected future cash flows; discount rates that reflect the risk associated with the expected future cash flows; and estimated useful lives.

When a business combination involves contingent consideration, we recognize a liability equal to the estimated fair value of the contingent consideration obligation at the date of the acquisition. The estimate of fair value of a contingent consideration liability requires subjective assumptions to be made regarding future business results including revenues and net new business, discount rates that reflect the risk associated with the expected future cash flows and probabilities assigned to various potential business result scenarios. We reassess the estimated fair value of the contingent consideration each financial reporting period over the term of the arrangement. Any resulting changes are recognized in earnings and could have a material effect on our results of operations.

Goodwill, Tangible and Identifiable Intangible Assets

We have recorded and allocated to our reporting units the excess of the cost over the fair value of the net assets acquired, known as goodwill. The recoverability of the goodwill and indefinite-lived intangible assets are evaluated annually for impairment, or if and when events or circumstances indicate a possible impairment. We review the carrying values of other identifiable intangible assets if the facts and circumstances indicate a possible impairment. Goodwill and indefinite-lived intangible assets are not amortized, and other identifiable intangible assets are amortized over their estimated useful lives. We believe that the risk of an impairment to goodwill or indefinite-lived intangible assets is currently very low.

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

For indefinite-lived intangible assets, we perform a qualitative analysis to determine whether it is more likely than not that the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. If this qualitative analysis indicates that it is more likely than not that the estimated fair value is less than the carrying value of the indefinite-lived intangible asset, we determine the estimated fair value of the indefinite-

lived intangible asset (trade name) by determining the present value of the estimated royalty payments on an after-tax basis that it would be required to pay the owner for the right to use such trade name. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to the excess. Any future impairment could have a material adverse effect on our financial condition or results of operations.

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

Stock-based Compensation

We measure compensation cost for most stock-based payment awards (stock options and stock appreciation rights) granted to employees and non-employee directors at fair value using the Black-Scholes-Merton option-pricing model. Stock-based compensation expense includes stock-based awards granted to employees and non-employee directors and has been reported in selling, general and administrative expenses in our consolidated statements of income based upon the classification of the individuals who were granted stock-based awards.

The Black-Scholes-Merton option-pricing model requires the use of subjective assumptions, including share price volatility, the expected life of the award, risk-free interest rate and the fair value of the underlying common shares on the date of grant. In developing our assumptions, we take into account the following:

•	We calculate expected volatility based on reported data for selected reasonably similar publicly traded companies for which the historical information is available. We plan to continue to use the guideline peer group volatility information until the historical volatility of our common shares is relevant to measure expected volatility for future award grants;

•	We determine the risk-free interest rate by reference to implied yields available from United States Treasury securities with a remaining term equal to the expected life assumed at the date of grant;

•	We estimate the dividend yield to be zero as we do not currently anticipate paying any future dividends;

•	We estimate the average expected life of the award based on our historical experience; and

•	We estimate forfeitures based on our historical analysis of actual forfeitures.

Pensions and Other Postretirement Benefits

We provide retirement benefits to certain employees, including defined benefit pension plans and postretirement medical plans. The determination of benefit obligations and expense is based on actuarial models. In order to measure benefit costs and obligations using these models, critical assumptions are made with regard to the discount rate, expected return on plan assets, cash balance crediting rate, lump sum conversion rate and the assumed rate of compensation increases. In addition, retiree medical care cost trend rates are a key assumption used exclusively in determining costs for our postretirement health care and life insurance benefit plans. Management reviews these critical assumptions at least annually. Other assumptions involve demographic factors such as the turnover, retirement and mortality rates. Management reviews these assumptions periodically and updates them when its experience deems it appropriate to do so.

The discount rate is the rate at which the benefit obligations could be effectively settled and is determined annually by management. For United States plans, the discount rate is based on results of a modeling process in which the plans’ expected cash flow (determined on a projected benefit obligation basis) is matched with spot rates developed from a yield curve comprised of high-grade (Moody’s Aa and above, or Standard and Poor’s AA and above) non-callable corporate bonds to develop the present value of the expected cash flow, and then determining the single rate (discount rate) which when applied to the expected cash flow derives that same present value. In the United Kingdom specifically, the discount rate is set based on the yields on a universe of high quality non-callable corporate bonds denominated in the British Pound, appropriate to the duration of plan liabilities. For the other non-United States plans, the discount rate is based on the current yield of an index of high quality corporate bonds. As a sensitivity measure, a 25 basis point increase in the discount rate for either our United States plan or our United Kingdom plans, absent any offsetting changes in other assumptions, would result in less than $1 million increase in pension expense within the Consolidated Statements of Income.

Under the United States qualified retirement plan, participants have a notional retirement account that increases with pay and investment credits. The rate used to determine the investment credit (cash balance crediting rate) varies monthly. At retirement, the account is converted to a monthly retirement benefit.

In selecting an expected return on plan asset assumption, we consider the returns being earned by each plan investment category in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. The actual return on plan assets will vary from year to year versus this assumption. We believe it is appropriate to use long-term expected forecasts in selecting the expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts. As a sensitivity measure, a 25 basis point change in the expected return on assets (“EROA”) assumption for our United States plan, absent any offsetting changes in other assumptions, would result in a less than $1 million increase or decrease in pension expense. For our United Kingdom plans, a 25 basis point change in the EROA assumption, absent any offsetting changes in other assumptions, would result in a less than $1 million increase or decrease in pension expense. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect our pension and postretirement obligations and future expense.

We utilize a corridor approach to amortizing unrecognized gains and losses in the pension and postretirement plans. Amortization occurs when the accumulated unrecognized net gain or loss balance exceeds the criterion of 10% of the larger of the beginning balances of the projected benefit obligation or the market-related value of the plan assets. The excess unrecognized gain or loss balance is then amortized using the straight-line method over the average remaining service-life of active employees expected to receive benefits. At December 31, 2016, the weighted-average remaining service-life of active employees was approximately 13 years.

Foreign Currency

We have significant investments in non-United States countries. Therefore, changes in the value of foreign currencies affect our Consolidated Financial Statements when translated into United States Dollars. For all operations outside the United States where we have designated the local currency as the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange prevailing during the period the transactions occurred. Translation gains and losses are included as an adjustment to the accumulated other comprehensive income (loss) component of stockholders’ deficit. In addition, gains and losses from foreign currency transactions, such as those resulting from the settlement and revaluation of third-party and intercompany foreign receivables and payables, are included in the determination of net income (loss).

For operations in countries that are considered to be highly inflationary or where the United States Dollar is designated as the functional currency, monetary assets and liabilities are remeasured using end-of-period exchange rates, whereas non-monetary accounts are remeasured using historical exchange rates, and all remeasurement and transaction adjustments are recognized in other expense (income), net.

Recently Issued Accounting Standards

Information relating to recently issued accounting standards is included in Note 1 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. In the ordinary course of business, we are exposed to various market risks and we regularly evaluate our exposure to such changes. Our overall risk management strategy seeks to balance the magnitude of the exposure and the cost and availability of appropriate financial instruments. The following analyses present the sensitivity of our financial instruments to hypothetical changes that are reasonably possible over a one-year period.

Foreign Currency Exchange Rates

We transact business in more than 100 countries and are subject to risks associated with fluctuating foreign currency exchange rates. Our objective is to reduce earnings and cash flow volatility associated with foreign currency exchange rate movements. Accordingly, we enter into foreign currency forward contracts to minimize the impact of foreign exchange movements on non–functional currency assets and liabilities. We also enter into foreign currency forward contracts to hedge certain forecasted foreign currency cash flows related to service contracts and to hedge non-United States Dollar anticipated intercompany royalties. It is our policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above. We do not enter into foreign currency transactions for investment or speculative purposes. The principal currencies hedged are the Euro, the British Pound, the Japanese Yen, the Swiss Franc and the Canadian Dollar.

The contractual value of our foreign exchange derivative instruments, all of which were foreign exchange forward contracts, was approximately $489 million at December 31, 2016. The fair value of these contracts is subject to change as a result of potential changes in foreign exchange rates. We assess our market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values based on a hypothetical 10% change in foreign currency exchange rates. The potential loss in fair value for foreign exchange forward contracts based on a hypothetical 10% decrease in the value of the United States Dollar or, in the case of non-dollar-related contracts, the currency being purchased, was $39 million at December 31, 2016. However, the change in the fair value of the foreign exchange forward contracts would likely be offset by a change in the fair value of the future service contract revenue, royalty or balance sheet exposure being hedged. The estimated fair values of the foreign exchange forward contracts were determined based on quoted market prices.

Exchange rate fluctuations affect the United States Dollar value of foreign currency revenue and expenses and may have a significant effect on our results. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical 10% change in average exchange rates used to translate all foreign currencies to the United States Dollar would have impacted income before income taxes for 2016 by approximately $65 million. The actual impact of exchange rate movements in the future could differ materially from this hypothetical analysis, based on the mix of foreign currencies and the timing and magnitude of individual exchange rate movements.

Additionally commencing in 2016, we designated a portion of our foreign currency denominated debt as a hedge of our net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the United States Dollar. As of December 31, 2016, these borrowings (net of original issue discount) were €2,025 million ($2,131 million). A hypothetical 10% decrease in the value of the United States Dollar would lead to a potential loss in fair value of $213 million. However, this change in fair value would be offset by the change in fair value of the hedged portion of our net investment in foreign subsidiaries.

Interest Rates

Because we have variable rate debt, fluctuations in interest rates affect our business. We attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate caps and swaps. We have entered into interest rate caps and swaps with financial institutions that have reset dates and critical terms that match the underlying debt. Accordingly, any change in market value associated with the interest rate caps and swaps is offset by the opposite market impact on the related debt. As of December 31, 2016, we had approximately $4.4 billion of variable rate indebtedness and interest rate caps and swaps with a notional value of $1.9 billion. Because we do not attempt to hedge all of our variable rate debt, we may incur higher interest costs for the portion of our variable rate debt which is not hedged. Each quarter-point increase or decrease in the variable interest rate would result in our interest expense changing by approximately $6 million per year under our unhedged variable rate debt.

Marketable Securities

At December 31, 2016, we held investments in marketable equity securities. These investments are classified as either trading securities or available-for-sale securities and are recorded at fair value in the financial statements. These securities are subject to price risk. As of December 31, 2016, the fair value of these investments was $40 million based on the quoted market value of the securities. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market values was approximately $4 million at December 31, 2016.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Quintiles IMS Holdings, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Ari Bousbib	/s/ Michael R. McDonnell
Ari Bousbib Chairman, Chief Executive Officer and President (Principal Executive Officer)	Michael R. McDonnell Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Quintiles IMS Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity (deficit), present fairly, in all material respects, the financial position of Quintiles IMS Holdings, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

February 16, 2017

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share data)	2016	2015	2014
Revenues	$5,364	$4,326	$4,165
Reimbursed expenses	1,514	1,411	1,295

Total revenues	6,878	5,737	5,460
Costs of revenue, exclusive of depreciation and amortization	3,236	2,705	2,664
Costs of revenue, reimbursed expenses	1,514	1,411	1,295
Selling, general and administrative expenses	1,011	815	781
Depreciation and amortization	289	128	121
Restructuring costs	71	30	9
Merger related costs	87	—	—
Impairment charges	28	2	—

Income from operations	642	646	590
Interest income	(4)	(4)	(4)
Interest expense	144	101	101
Loss on extinguishment of debt	31	8	—
Other (income), expense net	(8)	2	(8)

Income before income taxes and equity in (losses) earnings of unconsolidated affiliates	479	539	501
Income tax expense	345	159	149

Income before equity in (losses) earnings of unconsolidated affiliates	134	380	352
Equity in (losses) earnings of unconsolidated affiliates	(4)	8	5

Net income	130	388	357
Net (income) loss attributable to non-controlling interests	(15)	(1)	—

Net income attributable to Quintiles IMS Holdings, Inc.	$115	$387	$357

Earnings per share attributable to common stockholders:
Basic	$0.77	$3.15	$2.78
Diluted	$0.76	$3.08	$2.72
Weighted average common shares outstanding:
Basic	149.1	123.0	128.0
Diluted	152.0	125.6	131.1

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2016	2015	2014
Net income	$130	$388	$357
Comprehensive income adjustments:
Unrealized (losses) gains on available-for-sale securities	—	—	(1)
Unrealized (losses) gains on derivative instruments, net of income taxes of $3, ($4) and ($2)	(7)	(9)	(5)
Defined benefit plan adjustments, net of income taxes of $11, $— and ($3)	23	—	(7)
Foreign currency translation, net of income taxes of $(9), ($5) and ($2)	(513)	(60)	(48)
Reclassification adjustments:
Gains on marketable securities included in net income, net of income taxes of $—, $— and ($2)	—	—	(3)
Losses on derivative instruments included in net income, net of income taxes of $7, $6 and $4	21	12	5
Amortization of actuarial losses and prior service costs included in net income	1	1	—

Comprehensive (loss) income	(345)	332	298
Comprehensive loss (income) attributable to non-controlling interests	1	3	—

Comprehensive (loss) income attributable to Quintiles IMS Holdings, Inc.	$(344)	$335	$298

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,198	$977
Trade accounts receivable and unbilled services, net	1,707	1,166
Prepaid expenses	123	51
Deferred income taxes	—	101
Income taxes receivable	34	34
Investments in debt, equity and other securities	40	—
Other current assets and receivables	235	83

Total current assets	3,337	2,412

Property and equipment, net	406	188
Investments in debt, equity and other securities	13	33
Investments in unconsolidated affiliates	69	52
Goodwill	10,727	720
Other identifiable intangibles, net	6,390	368
Deferred income taxes	89	43
Deposits and other assets	177	110

Total assets	$21,208	$3,926

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$250	$145
Accrued expenses	1,493	761
Unearned income	774	585
Income taxes payable	76	35
Current portion of long-term debt and obligations held under capital leases	92	49
Other current liabilities	20	19

Total current liabilities	2,705	1,594
Long-term debt and obligations held under capital leases, less current portion	7,108	2,419
Deferred income taxes	2,133	66
Other liabilities	402	183

Total liabilities	12,348	4,262

Commitments and contingencies (Note 1)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, 400.0 and 300.0 shares authorized at December 31, 2016 and 2015, respectively, $0.01 par value, 248.3 and 119.4 shares issued and outstanding at December 31, 2016 and 2015, respectively	10,602	9
Accumulated deficit	(399)	(462)
Treasury stock, at cost, 12.9 shares at December 31, 2016	(1,000)	—
Accumulated other comprehensive loss	(570)	(111)

Equity (deficit) attributable to Quintiles IMS Holdings, Inc.’s stockholders	8,633	(564)
Non-controlling interests	227	228

Total stockholders’ equity (deficit)	8,860	(336)

Total liabilities and stockholders’ equity (deficit)	$21,208	$3,926

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2016	2015	2014
Operating activities:
Net income	$130	$388	$357
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	289	128	121
Amortization of debt issuance costs and discount	30	9	7
Amortization of accumulated other comprehensive loss on terminated interest rate swaps	3	8	—
Stock-based compensation	80	38	30
Impairment of goodwill, identifiable intangible and long-lived assets	28	2	—
Gain on disposals of property and equipment, net	(1)	(1)	(1)
Loss (Earnings) from unconsolidated affiliates	8	(8)	(4)
(Gain) Loss on investments, net	(13)	1	(5)
Provision for (benefit from) deferred income taxes	135	18	(6)
Excess income tax benefits from stock-based award activities	(41)	(39)	(20)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	(62)	(246)	(79)
Prepaid expenses and other assets	(8)	15	(41)
Accounts payable and accrued expenses	160	104	46
Unearned income	52	54	20
Income taxes payable and other liabilities	70	5	8

Net cash provided by operating activities	860	476	433
Investing activities:
Acquisition of property, equipment and software	(164)	(78)	(83)
Net cash assumed from (paid for) acquisition of businesses	1,887	32	(92)
Purchase of trading securities	(40)	—	—
Proceeds from corporate owned life insurance policies	21	—	—
Proceeds from sale of equity securities	41	—	6
Investments in unconsolidated affiliates, net of payments received	(17)	(12)	(4)
Termination of interest rate swaps	—	(11)	—
Other	3	2	—

Net cash provided by (used in) investing activities	1,731	(67)	(173)
Financing activities:
Proceeds from issuance of debt	466	2,249	275
Payment of debt issuance costs	(7)	(22)	(1)
Repayment of debt	(1,949)	(2,057)	(30)
Proceeds from revolving credit facility	172	—	150
Repayment of revolving credit facility	—	—	(150)
Principal payments on capital lease obligations	(2)	(4)	(3)
Payment of contingent consideration	(5)	(3)	(3)
Stock issued under employee stock purchase and option plans	97	64	35
Repurchase of common stock	(1,097)	(515)	(415)
Repurchase of stock options	—	—	(8)
Excess income tax benefits from stock-based award activities	41	39	20

Net cash used in financing activities	(2,284)	(249)	(130)
Effect of foreign currency exchange rate changes on cash	(86)	(50)	(40)

Increase in cash and cash equivalents	221	110	90
Cash and cash equivalents at beginning of period	977	867	777

Cash and cash equivalents at end of period	$1,198	$977	$867

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total
Balance, December 31, 2013	129.6	—	$1	$477	$(1,145)	$—	$—	$—	$(667)
Issuance of common stock	2.1	—	—	35	—	—	—	—	35
Repurchase of common stock	(7.6)	—	—	(415)	—	—	—	—	(415)
Stock-based compensation	—	—	—	26	—	—	—	—	26
Income tax benefits from stock-based award activities	—	—	—	20	—	—	—	—	20
Net income	—	—	—	—	357	—	—	—	357
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	(1)	—	(1)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	—	(5)	—	(5)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(7)	—	(7)
Foreign currency translation, net of tax	—	—	—	—	—	—	(48)	—	(48)
Reclassification adjustments, net of tax	—	—	—	—	—	—	2	—	2

Balance, December 31, 2014	124.1	—	1	143	(788)	—	(59)	—	(703)
Issuance of common stock	3.1	—	—	65	—	—	—	—	65
Repurchase of common stock	(7.8)	—	—	(455)	(61)	—	—	—	(516)
Stock-based compensation	—	—	—	31	—	—	—	—	31
Income tax benefits from stock-based award activities	—	—	—	39	—	—	—	—	39
Q2 Solutions business combination	—	—	—	423	—	—	—	—	423
Non-controlling interest related to Q2 Solutions transaction	—	—	—	(231)	—	—	—	231	—
Deferred tax impact of the Q2 Solutions transaction	—	—	—	(7)	—	—	—	—	(7)
Net income	—	—	—	—	387	—	—	1	388
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	—	(9)	—	(9)
Foreign currency translation, net of tax	—	—	—	—	—	—	(56)	(4)	(60)
Reclassification adjustments, net of tax	—	—	—	—	—	—	13	—	13

Balance, December 31, 2015	119.4	—	1	8	(462)	—	(111)	228	(336)
Issuance of common stock	130.4	—	1	10,522	—	—	—	—	10,523
Repurchase of common stock before October 3, 2016	(1.5)	—	—	(46)	(52)	—	—	—	(98)
Repurchase of common stock on or after October 3, 2016	—	(12.9)	—	—	—	(1,000)	—	—	(1,000)
Stock-based compensation	—	—	—	76	—	—	—	—	76
Income tax benefits from stock-based award activities	—	—	—	41	—	—	—	—	41
Investment by non-controlling interest	—	—	—	(1)	—	—	—	—	(1)
Net income	—	—	—	—	115	—	—	15	130
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	—	(7)	—	(7)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	23	—	23
Foreign currency translation, net of tax	—	—	—	—	—	—	(497)	(16)	(513)
Reclassification adjustments, net of tax	—	—	—	—	—	—	22	—	22

Balance, December 31, 2016	248.3	(12.9)	$2	$10,600	$(399)	$(1,000)	$(570)	$227	$8,860

The accompanying notes are an integral part of these consolidated financial statements.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The Company

Conducting business in more than 100 countries with over 50,000 employees, Quintiles IMS Holdings, Inc. (together with its subsidiaries, the “Company” or “QuintilesIMS”) is a leading integrated information and technology-enabled healthcare service provider worldwide, dedicated to helping its clients improve their clinical, scientific and commercial results.

On October 3, 2016, Quintiles Transnational Holdings Inc. (“Quintiles”) completed its previously announced merger of equals transaction (the “Merger”) with IMS Health Holdings, Inc. (“IMS Health”). Pursuant to the terms of the merger agreement dated as of May 3, 2016 between Quintiles and IMS Health (the “Merger Agreement”), IMS Health was merged with and into Quintiles, and the separate corporate existence of IMS Health ceased, with Quintiles continuing as the surviving corporation (the “Surviving Corporation”). Immediately prior to the completion of the Merger, Quintiles reincorporated as a Delaware corporation. The Surviving Corporation changed its name to Quintiles IMS Holdings, Inc. At the effective time of the Merger, each issued and outstanding share of IMS Health common stock, par value $0.01 per share (“IMS Health common stock”), was automatically converted into 0.3840 of a share of the Company’s common stock, par value $0.01 per share. In addition, immediately following the effective time of the Merger, Quintiles Transnational Corp (“Quintiles Corp.”), a direct subsidiary of Quintiles, was merged with and into IMS Health Incorporated, following which IMS Health Incorporated will continue as a direct, wholly-owned subsidiary of the Surviving Corporation. See Note 15 for additional information regarding the Merger.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation, including the reclassification of depreciation and amortization from costs of revenue and selling, general and administrative expenses to a separate caption on the accompanying consolidated statements of income. These changes had no effect on previously reported total revenues, net income, comprehensive income, stockholders’ deficit or cash flows.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company, its subsidiaries and investments in which the Company has control. Amounts pertaining to the non-controlling ownership interests held by third parties in the operating results and financial position of the Company’s majority-owned subsidiaries are reported as non-controlling interests. Intercompany accounts and transactions have been eliminated in consolidation.

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

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Foreign Currencies

The Company’s financial statements are reported in United States dollars and, accordingly, the Company’s results of operations are impacted by fluctuations in exchange rates that affect the translation of its revenues and expenses denominated in foreign currencies into United States dollars for purposes of reporting its consolidated financial results. Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange during the year. Translation adjustments resulting from this process are charged or credited to the accumulated other comprehensive income (loss) (“AOCI”) component of stockholders’ equity (deficit). The Company is subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of a transaction. The Company earns revenue from its service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company’s profitability with respect to such contracts.

For operations in countries that are considered to be highly inflationary or where the United States Dollar is designated as the functional currency, monetary assets and liabilities are remeasured using end-of-period exchange rates, whereas non-monetary accounts are remeasured using historical exchange rates, and all remeasurement and transaction adjustments are recognized in other expense (income), net. Other expense (income), net, includes foreign currency net losses (gains) for 2016, 2015 and 2014 of approximately $6 million, ($5) million and $5 million, respectively.

Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents.

Investments in Marketable Securities

Investments in marketable securities are classified as either trading or available-for-sale and measured at fair market value. Realized and unrealized gains and losses on trading securities are included in other expense (income), net, on the accompanying consolidated statements of income. Realized gains and losses on available-for-sale securities are included in other expense (income), net, on the accompanying consolidated statements of income. Unrealized gains and losses, net of deferred income taxes, on available-for-sale securities are included in the AOCI component of stockholders’ equity (deficit) until realized. Any gains or losses from the sales of investments or other-than-temporary declines in fair value are computed by specific identification.

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

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Derivatives

The Company uses derivative instruments to manage exposures to interest rates and foreign currencies. Derivatives are recorded on the balance sheet at fair value at each balance sheet date utilizing pricing models for non-exchange-traded contracts. At inception, the Company designates whether or not the derivative instrument is an effective hedge of an asset, liability or firm commitment which is then classified as either a cash flow hedge or a fair value hedge. If determined to be an effective cash flow hedge, changes in the fair value of the derivative instrument are recorded as a component of AOCI until realized. The Company includes the impact from these hedges in the same line item as the hedged item on the consolidated statements of cash flows. Changes in fair value of effective fair value hedges are recorded in earnings as an offset to the changes in the fair value of the related hedged item. Hedge ineffectiveness, if any, is immediately recognized in earnings. Changes in the fair values of derivative instruments that are not an effective hedge are recognized in earnings. When it is probable that a hedged forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and reclassifies gains or losses that were accumulated in AOCI to earnings in other expense (income), net for foreign exchange derivatives and interest expense for interest rate derivatives on the consolidated statements of income. Cash flows are classified consistent with the underlying hedged item. The Company has entered, and may in the future enter, into derivative contracts (caps, swaps, forwards, calls or puts, warrants, for example) related to its debt, investments in marketable equity securities and forecasted foreign currency transactions.

Billed and Unbilled Services and Unearned Income

In general, prerequisites for billings and payments are established by contractual provisions including predetermined payment schedules, which may or may not correspond to the timing of the performance of services under the contract. Unbilled services arise when services have been rendered for which revenue has been recognized but the clients have not been billed.

In some cases, payments received are in excess of revenue recognized. Payments received in advance of services being provided are deferred as unearned income on the consolidated balance sheet. As the contracted services are subsequently performed and the associated revenue is recognized, the unearned income balance is reduced by the amount of the revenue recognized during the period.

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectability of the related receivables, including length of time the receivables are past due, client credit ratings, financial stability of the client, specific one-time events and past client history. In addition, in circumstances where the Company is made aware of a specific client’s inability to meet its financial obligations, a specific allowance is established. The accounts are individually evaluated on a regular basis and reserves are established as deemed appropriate based on the above criteria.

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

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Business Combinations

Business combinations are accounted for using the acquisition method of accounting. The identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree are recorded at their estimated fair values on the date of the acquisition. Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired, including the amount assigned to identifiable intangible assets. When a business combination involves contingent consideration, the Company recognizes a liability equal to the estimated fair value of the contingent consideration obligation at the date of the acquisition. Subsequent changes in the estimated fair value of the contingent consideration are recognized in earnings in the period of the change. Acquisition-related costs are expensed as incurred. The consolidated financial statements include the results of operations of business combinations since the acquisition date.

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

Definite-lived identifiable intangible assets are amortized primarily using an accelerated method that reflects the pattern in which the Company expects to benefit from the use of the asset over its estimated remaining useful life as follows:

Trademarks and trade names	2 - 10 years
Contract backlog and client relationships	3 - 25 years
Software and related assets	2 - 9 years
Databases	1 - 5 years
Non-compete agreements and other	1 - 5 years

Goodwill and indefinite-lived identifiable intangible assets, which consist of certain trade names, are not amortized but evaluated for impairment annually, or more frequently if events or changes in circumstances indicate an impairment.

Included in software and related items is the capitalized cost of internal-use software used in supporting the Company’s business. Qualifying costs incurred during the application development stage are capitalized and amortized over their estimated useful lives. Costs are capitalized from completion of the preliminary project stage and when it is considered probable that the software will be used to perform its intended function, up until the time the software is placed into service. The Company recognized $44 million, $38 million and $33 million of amortization expense in 2016, 2015 and 2014, respectively, related to software and related assets.

The carrying values of property, equipment and intangible and other long-lived assets are reviewed for recoverability if the facts and circumstances suggest that a potential impairment may have occurred. If this review indicates that carrying values will not be recoverable, as determined based on undiscounted cash flow

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

projections, the Company will record an impairment charge to reduce carrying values to estimated fair value. See Note 17 for information regarding the impairment charge recognized in 2016. During 2015, the Company recognized a $2 million impairment charge for long-lived assets related to a facility closure in Japan. There were no events, facts or circumstances in 2014 that resulted in any impairment charges to the Company’s property, equipment, intangible or other long-lived assets.

Revenue Recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service offering has been delivered to the client; (3) the collection of the fees is probable; and (4) the arrangement consideration is fixed or determinable. The Company’s arrangements are primarily service contracts that range in duration from a few months to several years.

In some cases, contracts provide for consideration that is contingent upon the occurrence of uncertain future events. The Company recognizes contingent revenue when the contingency has been resolved and all other criteria for revenue recognition have been met. The Company treats cash payments to clients as incentives to induce the clients to enter into such a service agreement with the Company. The related asset is amortized as a reduction of revenue over the period the services are performed. The Company records revenues net of any tax assessments by governmental authorities, such as value added taxes, that are imposed on and concurrent with specific revenue generating transactions. The Company does not recognize revenue with respect to start-up activities including contract and scope negotiation, feasibility analysis and conflict of interest review associated with contracts. The costs for these activities are expensed as incurred.

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

The Company derives the majority of its revenues in the Commercial Solutions segment from various information and technology service offerings. A typical information offerings arrangement (primarily under fixed-price contracts) may include an ongoing subscription-based deliverable for which revenue is recognized ratably as earned over the contract period, and/or a one-time delivery of data offerings for which revenue is recognized upon delivery, assuming all other criteria are met. The Company’s subscription arrangements typically have terms ranging from one to three years and are generally non-cancelable and do not contain refund-type provisions. Technology services offerings consist of a mix of small and large-scale services and consulting projects, multi-year outsourcing contracts and Software-as-a-Service (“SaaS”) licenses. These arrangements typically have terms ranging from several weeks to three years, with a majority having terms of one year or less. Revenues for services engagements where deliverables occur ratably over time are recognized on a straight-line basis over the term of the arrangement. Revenues from time and material contracts are recognized as the services are provided. Revenues from fixed price ad hoc services and consulting contracts are recognized either over the contract term based on the ratio of the number of hours incurred for services provided during the period compared to the total estimated hours to be incurred over the entire arrangement (efforts based), or upon delivery (completed contract).

The majority of the Company’s contracts within the Research & Development Solutions segment are service contracts for clinical research that represent a single unit of accounting. The Company recognizes

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

revenue on its clinical research services contracts as services are performed primarily on a proportional performance basis, generally using output measures that are specific to the service provided. Examples of output measures include among others, number of investigators enrolled, number of site initiation visits and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that ratio by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized, as described above. To the extent that contracts involve multiple elements, the Company follows the allocation methodology described above and recognizes revenue for each unit of accounting on a proportional performance basis. Most contracts may be terminated upon 30 to 90 days notice by the client, however, in the event of termination, contract provisions typically require payment for services rendered through the date of termination, as well as for subsequent services rendered to close out the contract.

The Company derives the majority of its revenues in its Integrated Engagement Services segment on a fee-for-service basis to clients within the biopharmaceutical industry. Fees on these arrangements are billed based on a contractual per-diem or hourly rate basis and revenue is recognized primarily on a time and materials basis. Some of the Company’s Integrated Engagement Services contracts are multiple element arrangements, with elements including recruiting, training and deployment of sales representatives. The nature of the terms of these multiple element arrangements will vary based on the customized needs of the Company’s clients. For contracts that have multiple elements, the Company follows the allocation methodology described above and recognizes revenue for each unit of accounting on a time and materials basis. The Company’s Integrated Engagement Services contracts sometimes include variable fees that are based on a percentage of service sales (royalty payments). The Company recognizes revenue on royalty payments when the variable components become fixed or determinable and all other revenue recognition criteria have been met, which generally only occurs upon the sale of the underlying service(s) and upon the Company’s receipt of information necessary to make a reasonable estimate.

Reimbursed Expenses

The Company includes reimbursed expenses in total revenues and costs of revenue as the Company is deemed to be the primary obligor in the applicable arrangements. These costs include such items as payments to investigators and travel expenses for the Company’s clinical monitors and sales representatives.

The Company has collection risk on contractually reimbursable expenses, and, from time to time, is unable to obtain reimbursement from the client for costs incurred. When such an expense is not reimbursed, it is classified as costs of revenue on the consolidated statements of income.

Expenses

Our costs and expenses are comprised primarily of our costs of revenue, reimbursed expenses and selling, general and administrative expenses. Costs of revenue include compensation and benefits for billable employees and personnel involved in production, data management and delivery, and the costs of acquiring and processing data for our information offerings; costs of staff directly involved with delivering technology-related services offerings and engagements, related accommodations and the costs of data purchased specifically for technology services engagements; and other expenses directly related to service contracts such as courier fees, laboratory supplies, professional services and travel expenses. As noted above, reimbursed expenses are comprised principally of payments to investigators who oversee clinical trials and travel expenses for our clinical monitors

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

and sales representatives. Selling, general and administrative expenses include costs related to sales, marketing, and administrative functions (including human resources, legal, finance and general management) for compensation and benefits, travel, professional services, training and expenses for information technology (“IT”), facilities and depreciation and amortization.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. Investment policies have been implemented that limit purchases of marketable securities to investment grade securities. Substantially all revenues for Commercial Solutions, Research & Development Solutions and Integrated Engagement Services are earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and healthcare companies. The concentration of credit risk is equal to the outstanding accounts receivable and unbilled services balances, less the unearned income related thereto, and such risk is subject to the financial and industry conditions of the Company’s clients. The Company does not require collateral or other securities to support client receivables. Credit losses have been immaterial and reasonably within management’s expectations. No client accounted for 10.0% or more of consolidated revenues in 2016, 2015 or 2014.

Restructuring Costs

Restructuring costs, which primarily include termination benefits and facility closure costs, are recorded at estimated fair value. Key assumptions in determining the restructuring costs include the terms and payments that may be negotiated to terminate certain contractual obligations and the timing of employees leaving the Company.

Merger Related Costs

Merger related costs include the direct and incremental costs associated with business combinations including (i) acquisition related costs such as investment banking, legal, accounting and consulting fees (see Footnote 15), (ii) incremental compensation costs triggered under change in control provisions in executive employment agreements, (iii) compensation and related costs of employees 100% dedicated to merger-related integration activities and (iv) severance and other termination costs associated with redundant employees. During 2016, the Company recognized $87 million of merger related costs, which includes $36 million of acquisition related costs. All of these costs are related to the merger with IMS Health. Merger related costs for all other business combinations have been immaterial and are included within selling, general and administrative expenses on the consolidated statements of income.

Legal Costs

Legal costs are expensed as incurred.

Debt Fees

Fees incurred to issue debt are generally deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method.

Contingencies

The Company records accruals for claims, suits, investigations and proceedings when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews claims,

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

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

Income Taxes

Income tax expense includes United States federal, state and international income taxes. Certain items of income and expense are not reported in income tax returns and GAAP financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. In addition, the Company does not consider the undistributed foreign earnings of most of its foreign subsidiaries to be permanently reinvested. To the extent undistributed foreign earnings are not permanently reinvested, the Company records deferred income taxes on these earnings. Interest and penalties related to unrecognized income tax benefits are recognized as a component of income tax expense as discussed further in Note 18.

Pensions and Other Postretirement Benefits

The Company provides retirement benefits to certain employees, including defined benefit pension plans and postretirement medical plans. The determination of benefit obligations and expense is based on actuarial models. In order to measure benefit costs and obligations using these models, critical assumptions are made with regard to the discount rate, expected return on plan assets, cash balance crediting rate, lump sum conversion rate and the assumed rate of compensation increases. In addition, retiree medical care cost trend rates are a key assumption used exclusively in determining costs for the Company’s postretirement health care and life insurance benefit plans. Management reviews these critical assumptions at least annually. Other assumptions involve demographic factors such as the turnover, retirement and mortality rates. Management reviews these assumptions periodically and updates them when their experience deems it appropriate to do so.

The discount rate is the rate at which the benefit obligations could be effectively settled and is determined annually by management. For United States plans, the discount rate is based on results of a modeling process in which the plans’ expected cash flow (determined on a projected benefit obligation basis) is matched with spot rates developed from a yield curve comprised of high-grade (Moody’s Aa and above, or Standard and Poor’s AA and above) non-callable corporate bonds to develop the present value of the expected cash flow, and then determining the single rate (discount rate) which when applied to the expected cash flow derives that same present value. In the United Kingdom specifically, the discount rate is set based on the yields on a universe of high quality non-callable corporate bonds denominated in the British Pound, appropriate to the duration of plan liabilities. For the non-United States plans, the discount rate is based on the current yield of an index of high quality corporate bonds.

The Company estimates the service and interest cost components of net periodic benefit cost for our United States and United Kingdom pension benefit plans by utilizing a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to each of the underlying projected cash flows based on time until payment.

Under the United States qualified retirement plan, participants have a notional retirement account that increases with pay and investment credits. The rate used to determine the investment credit (cash balance crediting rate) varies monthly. At retirement, the account is converted to a monthly retirement benefit.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

In selecting an expected return on plan asset assumption, the Company considers the returns being earned by each plan investment category in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. The actual return on plan assets will vary from year to year versus this assumption. The Company believes it is appropriate to use long-term expected forecasts in selecting the expected return on plan assets. As such, there can be no assurance that the Company’s actual return on plan assets will approximate the long-term expected forecasts. While the Company believes that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect its pension and postretirement benefit obligations and future expense.

The Company’s estimated long-term rate of return on plan assets is based on the principles of capital market theory which maintain that over the long run, prudent investment risk taking is rewarded with incremental returns and that combining non-correlated assets can maximize risk adjusted portfolio returns. Long-term return estimates are developed by asset category based on actual class return data, historical relationships between asset classes and risk factors and peer plan data. Long-term return estimates for the Company’s United Kingdom pension plans are developed by asset category based on actual class return data, historical relationships between asset classes and risk factors.

The Company utilizes a corridor approach to amortizing unrecognized gains and losses in the pension and postretirement benefit plans. Amortization occurs when the accumulated unrecognized net gain or loss balance exceeds the criterion of 10% of the larger of the beginning balances of the projected benefit obligation or the market-related value of the plan assets. The excess unrecognized gain or loss balance is then amortized using the straight-line method over the average remaining service-life of active employees expected to receive benefits.

Employee Stock Compensation

The Company accounts for stock-based compensation for stock options and stock appreciation rights under the fair value method and uses the Black-Scholes-Merton model to estimate the value of such stock-based awards granted to its employees and non-executive directors. Expected volatility is based upon the historical volatility of a peer group for a period equal to the expected term, as the Company does not have adequate history to calculate its own volatility and believes the expected volatility will approximate the historical volatility of the peer group. The Company does not currently anticipate paying dividends. The expected term represents the period of time the grants are expected to be outstanding. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant.

The Company accounts for its stock-based compensation for restricted stock awards, restricted stock units and performance awards based on the closing market price of the Company’s common stock on the date of grant.

Earnings Per Share

The calculation of earnings per share is based on the weighted average number of common shares or common stock equivalents outstanding during the applicable period. The dilutive effect of common stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share. Potentially dilutive securities include outstanding stock options and unvested restricted stock units, restricted stock and performance shares.

Employee equity share options, restricted stock units, restricted stock, performance shares and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding are calculated based on the average share price for each

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible for tax purposes are assumed to be used to repurchase shares.

Treasury Stock

The Company records treasury stock purchases under the cost method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid in capital associated with prior treasury stock transactions is insufficient to cover the difference between the acquisition cost and the reissue price, this difference is recorded in retained earnings.

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

Accounting pronouncements being evaluated

In August 2016, the FASB issued new accounting guidance which eliminates the diversity in practice related to the cash flow classification of certain cash receipts and payments, including debt prepayment or extinguishment payments, payments upon maturity of a zero coupon bond, payment of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions received from certain equity method investees, and cash flows related to beneficial interests obtained in a financial asset securitization. The new guidance designates the appropriate cash flow statement classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. This new accounting guidance will be effective for the Company on January 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

In March 2016, the FASB issued new accounting guidance which simplifies several aspects of the accounting for employee stock-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and the classification of excess income tax benefits on the statement of cash flows. The Company will adopt this new accounting guidance as required on January 1, 2017. Under the new accounting guidance, excess income tax benefits related to stock-based awards will be reflected as a reduction of income tax expense on the statements of income and as cash provided from operating activities on the statements of cash flows. Under existing guidance, these tax benefits are reflected directly in additional paid-in capital and as cash provided from financing activities. The Company recognized $41 million of such income tax benefits in 2016. The Company does not expect the adoption of this new accounting guidance to impact the recognition of its stock-based compensation expense or its presentation of cash flows related to employee taxes paid for withheld shares.

In February 2016, the FASB issued new accounting guidance which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. The income statement will reflect lease

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

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

In May 2014, the FASB and the International Accounting Standards Board issued a converged standard on the recognition of revenue from contracts with clients. The objective of the new standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to clients in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will require expanded disclosures on revenue recognition, including information about changes in assets and liabilities that result from contracts with clients. The new standard allows for either a retrospective or prospective approach to transition upon adoption. The new standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements, the date of adoption and the transition approach to implement the new standard.

2. Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consist of the following (in millions):

	December 31,
	2016	2015
Trade:
Billed	$998	$554
Unbilled services	723	614

	1,721	1,168
Allowance for doubtful accounts	(14)	(2)

	$1,707	$1,166

3. Investments – Debt, Equity and Other Securities

Current

The Company’s short-term investments in debt, equity and other securities consist primarily of trading investments in mutual funds that are measured at fair value with realized and unrealized gains and losses recorded in other expense (income), net, on the accompanying consolidated statements of income. Net realized and unrealized gains were approximately $3 million during the year ended December 31, 2016.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Long-term

The Company’s long-term investments in debt, equity and other securities consist primarily of cost method investments.

The Company is party to a joint venture with the Samsung Group to provide biopharmaceutical contract manufacturing services in South Korea. The Company’s investment in the joint venture totaled $27 million at December 31, 2015. During the second quarter of 2016, the Company exercised its right to sell a portion of its ownership interest in the joint venture to the Samsung Group in exchange for approximately $26 million. As of December 31, 2016, the Company’s investment in the joint venture totaled approximately $1 million (representing an ownership interest of less than 1%).

The Company reviews the carrying value of each individual investment at each balance sheet date to determine whether or not an other-than-temporary decline in fair value has occurred. The Company employs alternative valuation techniques including the following: (i) the review of financial statements, including assessments of liquidity, (ii) the review of valuations available to the Company prepared by independent third parties used in raising capital, (iii) the review of publicly available information including press releases and (iv) direct communications with the investee’s management, as appropriate. If the review indicates that such a decline in fair value has occurred, the Company adjusts the carrying value to the estimated fair value of the investment and recognizes a loss for the amount of the adjustment.

4. Investments in and Advances to Unconsolidated Affiliates

The Company accounts for its investments in and advances to unconsolidated affiliates under the equity method of accounting and records its pro rata share of its losses or earnings from these investments in equity in earnings (losses) of unconsolidated affiliates. The following is a summary of the Company’s investments in and advances to unconsolidated affiliates (in millions):

	December 31,
	2016	2015
NovaQuest Pharma Opportunities Fund III, L.P.	$43	$40
NovaQuest Pharma Opportunities Fund IV, L.P.	6	2
CenduitTM	11	9
Other	9	1

	$69	$52

NovaQuest Pharma Opportunities Funds

The Company has committed to invest up to $50 million as a limited partner in NovaQuest Pharma Opportunities Fund III, L.P. (“Fund III”). As of December 31, 2016, the Company has funded approximately $43 million and has approximately $7 million of remaining funding commitments. As of December 31, 2016 and 2015, the Company had a 10.9% ownership interest in Fund III.

The Company has committed to invest up to $20 million as a limited partner in NovaQuest Pharma Opportunities Fund IV, L.P. (“Fund IV”). As of December 31, 2016, the Company has funded approximately $8 million and has approximately $12 million of remaining funding commitments. As of December 31, 2016 and 2015, the Company had a 2.3% ownership interest in Fund IV.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Cenduit™

In May 2007, the Company and Thermo Fisher Scientific Inc. (“Thermo Fisher”) completed the formation of a joint venture, Cenduit™. The Company contributed its Interactive Response Technology operations in India and the United States. Thermo Fisher contributed its Fisher Clinical Services Interactive Response Technology operations in three locations — the United Kingdom, the United States and Switzerland. Additionally, each company contributed $4 million in initial capital. The Company and Thermo Fisher each own 50% of Cenduit™.

See Note 20 for information regarding related party transactions.

5. Variable Interest Entities

As of December 31, 2016, the Company’s investments in unconsolidated variable interest entities (“VIEs”) and its estimated maximum exposure to loss were as follows (in millions):

	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
NovaQuest Pharma Opportunities Fund III, L.P.	$43	$51
NovaQuest Pharma Opportunities Fund IV, L.P.	6	18

	$49	$69

The Company’s maximum exposure to loss on Fund III and Fund IV (collectively “the Funds”) is limited to its investments and remaining funding commitments.

The Company has determined that the Funds are VIEs but that the Company is not the primary beneficiary as it does not have a controlling financial interest in either of the Funds. However, because the Company has determined that it has the ability to exercise significant influence, it accounts for its investments in the Funds under the equity method of accounting and records its pro rata share of the Funds’ earnings and losses in equity in (losses) earnings of unconsolidated affiliates on the accompanying consolidated statements of income. The investment assets of unconsolidated VIEs are included in investments in and advances to unconsolidated affiliates on the accompanying consolidated balance sheets.

6. Derivatives

Foreign Exchange Risk Management

The Company transacts business in more than 100 countries and is subject to risks associated with fluctuating foreign exchange rates. The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate movements. Accordingly, the Company enters into foreign currency forward contracts to minimize the impact of foreign exchange movements on non-functional currency assets and liabilities (“Balance Sheet Hedging”) to (i) hedge certain forecasted foreign exchange cash flows arising from service contracts (“Service Contract Hedging”) and (ii) hedge non-United States Dollar anticipated intercompany royalties (“Royalty Hedging”). It is the Company’s policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for investment or speculative purposes. The principal currencies hedged are the Euro, the British Pound, the Japanese Yen, the Swiss Franc and the Canadian Dollar.

Balance Sheet Hedging contracts entered into for balance sheet risk management purposes are not designated as hedges and are carried at fair value, with changes in the fair value recorded to other expense (income), net in the accompanying consolidated statements of income. These contracts do not subject the Company to material balance sheet risk because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Service Contract Hedging and Royalty Hedging contracts are designated as hedges and are carried at fair value, with changes in the fair value recorded to AOCI. The change in fair value is reclassified from AOCI to earnings in the period in which the hedged transaction occurs. These contracts have various expiration dates through November 2017.

As of December 31, 2016, the Company had 62 open Service Contract Hedging and Royalty Hedging contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2017 with notional amounts totaling $300 million. As of December 31, 2015, the Company had 15 open Service Contract Hedging contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2016. For accounting purposes these hedges are deemed to be highly effective. As of December 31, 2016 and 2015, the Company had recorded gross unrealized gains (losses) of $1 million and ($5 million), respectively, related to these contracts. Upon expiration of the hedge instruments in 2017, the Company will reclassify the unrealized gains and losses on the derivative instruments included in AOCI into earnings. The unrealized gains (losses) are included in other current assets and liabilities on the accompanying consolidated balance sheets as of December 31, 2016 and 2015.

Interest Rate Risk Management

The Company purchases interest rate caps and has entered into interest rate swap agreements for purposes of managing its risk in interest rate fluctuations.

On June 9, 2011, the Company entered into six interest rate swaps which expired between September 30, 2013 and March 31, 2016, in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. During May 2015, in conjunction with the debt refinancing described in Note 11, the Company terminated the remaining open interest rate swaps for a cash payment to the counterparty of $12 million, which included $1 million of accrued interest. Since the hedged forecasted cash transactions continued to be probable of occurring, the accumulated loss ($3 million at December 31, 2015) related to the terminated interest rate swaps in AOCI was reclassified to earnings as a component of interest expense in the same periods as the hedged forecasted transactions occurred over the first three months of 2016.

In April 2014, the IMS Health purchased United States Dollar denominated interest rate caps (“2014 Caps”) with a total notional value of $1 billion at strike rates ranging between 2% and 3%. These caps were effective at various times between April 2014 and April 2016, and expire at various times between April 2017 and April 2019. The total premiums paid were $21 million. The 2014 Caps are designated as cash flow hedges.

IMS Health also entered into United States Dollar and Euro denominated interest rate swap agreements in April 2014 (“2014 Swaps”) to hedge interest rate exposure on notional amounts of approximately $600 million of its borrowings. The 2014 Swaps were effective between April and June 2014, and expire at various times from March 2017 through March 2021. On these agreements, the Company pays a fixed rate ranging from 1.4% to 2.1% and receives a variable rate of interest equal to the greater of three-month United States Dollar London Interbank Offered Rate (“LIBOR”) or three-month Euro Interbank Offered Rate (“EURIBOR”), and 1%. The 2014 Swaps are designated as cash flow hedges.

On June 3, 2015, the Company entered into seven forward starting interest rate swaps (“2015 Swaps”) in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. Interest on the swaps began accruing on June 30, 2016 and the interest rate swaps expire between March 31, 2017 and March 31, 2020. Payments on the 2015 Swaps, together with the variable rate of interest incurred on the underlying debt, result in a fixed rate of interest of 2.1% plus the applicable margin on the affected borrowings.

The critical terms of the 2014 Swaps and 2015 Swaps are substantially the same as the underlying borrowings. These interest rate swaps are being accounted for as cash flow hedges as these transactions were

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

executed to hedge the Company’s interest payments, and for accounting purposes these hedges are deemed to be highly effective. As such, changes in the fair value of these derivative instruments are recorded as unrealized gains (losses) on derivatives included in AOCI. The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparty, which, when they occur, are reflected as interest expense on the consolidated statements of income. These interest rate swaps will result in a total debt mix of approximately 52% fixed rate debt and 48% variable rate debt, before the additional protection arising from the interest rate caps.

Net Investment Risk Management

Beginning in the 2016, the Company designated its foreign currency denominated debt as a hedge of its net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the United States Dollar. As of December 31, 2016, these borrowings (net of original issue discount) were €2,025 million ($2,131 million). The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the cumulative translation adjustment component of AOCI with the related offset in long-term debt. Those amounts would be reclassified from AOCI to earnings upon the sale or substantial liquidation of these net investments. The amount of foreign exchange gains (losses) related to the net investment hedge included in cumulative translation adjustment for the year ended December 31, 2016 was $131 million.

The fair values of the Company’s derivative instruments and the line items on the accompanying consolidated balance sheets to which they were recorded are summarized in the following table (in millions):

		December 31, 2016			December 31, 2015
	Balance Sheet Classification	Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$11	$9	$300	$—	$5	$118
Interest rate swaps	Other current liabilities	—	15	945	—	6	440
Interest rate caps	Deposits and other assets	1	—	1,000	—	—	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	—	1	189	—	—	—

Total derivatives		$12	$25		$—	$11

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The effect of the Company’s cash flow hedging instruments on other comprehensive income (loss) is summarized in the following table (in millions):

	Year Ended December 31,
	2016	2015	2014
Foreign exchange forward contracts	$16	$(1)	$(8)
Interest rate derivatives	8	6	10

Total	$24	$5	$2

The Company expects $2 million of pre-tax unrealized losses related to its foreign exchange contracts and interest rate derivatives included in AOCI at December 31, 2016 to be reclassified into earnings within the next twelve months.

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

The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values at December 31, 2016 and 2015 due to their short-term nature. At December 31, 2016 and 2015, the fair value of total debt approximated $7,298 million and $2,499 million, respectively, as determined under Level 2 measurements based on quoted prices for these financial instruments.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of December 31, 2016 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$40	$—	$—	$40
Derivatives	—	12	—	12

Total	$40	$12	$—	$52

Liabilities:
Derivatives	$—	$25	$—	$25
Contingent consideration	—	—	18	18

Total	$—	$25	$18	$43

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of December 31, 2015 (in millions):

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivatives	$—	$11	$—	$11
Contingent consideration	—	—	4	4

Total	$—	$11	$4	$15

Below is a summary of the valuation techniques used in determining fair value:

Marketable securities—The Company values trading and available-for-sale securities using the quoted market value of the securities held.

Derivatives—Derivatives consist of foreign exchange contracts and interest rate caps and swaps. The fair value of foreign exchange contracts is based on observable market inputs of spot and forward rates or using other observable inputs. The fair value of the interest rate caps and swaps is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities or using market inputs with mid-market pricing as a practical expedient for bid-ask spread.

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

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31 (in millions):

	Contingent Consideration – Accrued Expenses
	2016	2015	2014
Balance as of January 1	$4	$1	$13
Business combinations	19	—	—
Contingent consideration paid	(4)	(3)	(3)
Revaluations included in earnings and foreign currency translation adjustments	(1)	6	(9)

Balance as of December 31	$18	$4	$1

The revaluation for the contingent consideration is recognized in other expense (income), net on the accompanying consolidated statements of income.

Non-recurring Fair Value Measurements

Certain assets are carried on the accompanying consolidated balance sheets at cost and are not remeasured to fair value on a recurring basis. These assets include cost and equity method investments and loans that are written down to fair value for declines which are deemed to be other-than-temporary, and goodwill and identifiable intangible assets which are tested for impairment annually and when a triggering event occurs. See Note 17 for additional information.

As of December 31, 2016, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled approximately $17,199 million and were identified as Level 3. These assets are comprised of cost and equity method investments of $82 million, goodwill of $10,727 million and other identifiable intangibles, net of $6,390 million.

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

Goodwill—Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets resulting from business combinations. The Company performs a

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

qualitative analysis to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its book value. This includes a qualitative analysis of macroeconomic conditions, industry and market considerations, internal cost factors, financial performance, fair value history and other company specific events. If this qualitative analysis indicates that it is more likely than not that the estimated fair value is less than the book value for the respective reporting unit, the Company applies a two-step impairment test in which the Company determines whether the estimated fair value of the reporting unit is in excess of its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the estimated fair value of the reporting unit, the Company performs the second step of the impairment test to determine the implied estimated fair value of the reporting unit’s goodwill. The Company determines the implied estimated fair value of goodwill by determining the present value of the estimated future cash flows for each reporting unit and comparing the reporting unit’s risk profile and growth prospects to selected, reasonably similar publicly traded companies. See Note 17 for additional information.

Definite-lived Intangible Assets—If a triggering event occurs, the Company determines the estimated fair value of definite-lived intangible assets by determining the present value of the expected cash flows. See Note 17 for additional information.

Indefinite-lived Intangible Asset—If a qualitative analysis indicates that it is more likely than not that the estimated fair value is less than the carrying value of an indefinite-lived intangible asset, the Company determines the estimated fair value of the indefinite-lived intangible asset (trade name) by determining the present value of the estimated royalty payments on an after-tax basis that it would be required to pay the owner for the right to use such trade name. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to the excess.

8. Property and Equipment

The major classes of property and equipment were as follows (in millions):

	December 31,
	2016	2015
Land, buildings and leasehold improvements	$333	$187
Equipment	338	257
Furniture and fixtures	72	53
Motor vehicles	26	13

Property and equipment, gross	769	510
Less accumulated depreciation	(363)	(322)

Property and equipment, net	$406	$188

9. Goodwill and Identifiable Intangible Assets

As of December 31, 2016, the Company has approximately $6,390 million of identifiable intangible assets, of which approximately $127 million, relating to trade names, is deemed to be indefinite-lived and, accordingly,

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

is not being amortized. Amortization expense associated with identifiable definite-lived intangible assets was as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Amortization expense	$210	$67	$58

Estimated amortization expense for existing identifiable intangible assets is expected to be approximately $837 million, $858 million, $844 million, $788 million and $567 million for the years ending December 31, 2017, 2018, 2019, 2020 and 2021, respectively. Estimated amortization expense can be affected by various factors, including future acquisitions or divestitures of service and/or licensing and distribution rights or impairments.

The following is a summary of identifiable intangible assets (in millions):

	As of December 31, 2016			As of December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived identifiable intangible assets:
Client relationships and backlog	$3,983	$(125)	$3,858	$224	$(76)	$148
Trademarks, trade names and other	384	(15)	369	15	(6)	9
Databases	1,742	(87)	1,655	—	—	—
Software and related assets	619	(247)	372	279	(196)	83
Non-compete agreements	9	—	9	—	—	—

	$6,737	$(474)	$6,263	$518	$(278)	$240

Indefinite-lived identifiable intangible assets:

Trade names	$127	$—	$127	$128	$—	$128

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The following is a summary of goodwill by segment for the years ended December 31, 2016 and 2015 (in millions):

	Commercial Solutions	Research & Development Solutions	Integrated Engagement Services	Consolidated
Balance as of December 31, 2014	$70	$346	$48	$464
Business combinations	—	262	—	262
Impact of foreign currency fluctuations and other	—	(6)	—	(6)

Balance as of December 31, 2015	70	602	48	720
Business combinations	9,698	611	67	10,376
Impairment	(23)	—	—	(23)
Impact of foreign currency fluctuations and other	(330)	(17)	1	(346)

Balance as of December 31, 2016	$9,415	$1,196	$116	$10,727

During the year ended December 31, 2016, the Company recorded impairment losses of $23 million. See Note 17 for additional information.

10. Accrued Expenses

	December 31,
	2016	2015
Compensation, including bonuses, fringe benefits and payroll taxes	$610	$401
Restructuring	102	14
Interest	42	5
Client contract related	502	271
Professional fees	69	10
Other	168	60

	$1,493	$761

11. Credit Arrangements

The following is a summary of the Company’s revolving credit facilities at December 31, 2016:

Facility	Interest Rates
$1,000 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin (Margin of 2.00% at December 31, 2016)
$25 million (receivables financing facility)	LIBOR Market Index Rate (0.77% at December 31, 2016) plus 0.85% to 1.35% depending upon the Company’s debt rating
£10 million (approximately $12 million) general banking facility with a European headquartered bank	Bank’s base rate (0.25% at December 31, 2016) plus 1%

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At December 31, 2016, there were bank guarantees totaling approximately £5 million (approximately $6 million) issued against the availability of the general banking facility with a European headquartered bank through their operations in the United Kingdom.

The following table summarizes the Company’s debt at the dates indicated (dollars in millions):

	December 31,
	2016	2015
Senior Secured Credit Facilities:
Senior Secured Term A Loan due 2021—U.S. Dollar LIBOR at average floating rates of 3.00%	$888	$—
Senior Secured Term A Loan due 2021—Euro LIBOR at average floating rates of 2.00%	419	—
Senior Secured Term B Loan due 2021—U.S. Dollar LIBOR at average floating rates of 3.50%	1,700	—
Senior Secured Term B Loan due 2021—Euro LIBOR at average floating rates of 3.75%	765	—
Term Loan A due 2020—LIBOR plus 1.75%, or 2.36%	—	829
Term Loan B due 2022—the greater of LIBOR or 0.75% plus 2.50%, or 3.25%	—	597
Revolving Credit Facility due 2021:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of 2.73%	375	—
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	—
3.5% Senior Notes due 2024—Euro denominated	658	—
4.125% Senior Notes due 2023—Euro denominated	289	—
4.875% Senior Notes due 2023	800	800
Receivables financing facility due 2018—LIBOR plus 0.85%, or 1.62%	275	275

Principal amount of debt	7,219	2,501
Less: unamortized discount	(12)	(24)
Less: unamortized debt issuance costs	(7)	(9)
Less: current portion	(92)	(49)

Long-term debt	$7,108	$2,419

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Contractual maturities of long-term debt at December 31, 2016 are as follows (in millions):

2017	$92
2018	367
2019	92
2020	92
2021	3,781
Thereafter	2,795

$7,219

Senior Secured Credit Agreement and Senior Notes

2016 Financing Transactions

At December 31, 2016, the Company’s senior secured credit facility provides financing of up to approximately $4,772 million, which consisted of $4,147 million principal amount of debt outstanding (as detailed in the table above) and $625 million of commitments that expire in 2021. The revolving credit facility is comprised of a $450 million senior secured revolving facility available in U.S. Dollars, a $400 million senior secured revolving facility available in U.S. Dollars, Euros, Swiss Francs and other foreign currencies and a $150 million senior secured revolving facility available in U.S. Dollars and Yen. The term A loans and revolving credit facility mature in October 2021, while the term B loans mature in March 2021. Under certain circumstances, the maturity date of the term A loans and the senior secured revolving facility may be accelerated to 2020. The Company is required to make scheduled quarterly payments on the term A loans equal to 1.25% of the original principal amount, with the remaining balance paid at maturity. The Company is required to make scheduled quarterly payments on the term B loans equal to approximately 0.25% of the original principal amount, with the remaining balance paid at maturity. In addition, beginning with fiscal year ending December 31, 2017, the Company is required to apply 50% of excess cash flow (as defined in the Company’s senior secured credit facility), subject to a reduction to 25% or 0% depending upon the Company’s senior secured first lien net leverage ratio, for prepayment of the Term Loans, with any such prepayment to be applied toward principal payments due in subsequent quarters. The Company is also required to pay an annual commitment fee that ranges from 0.30% to 0.40% in respect of any unused commitments under the revolving credit facility. The senior secured credit facility is collateralized by substantially all of the assets of the Company and the assets of the Company’s material domestic subsidiaries including 100% of the equity interests of substantially all of the Company’s material domestic subsidiaries and 66% of the equity interests of substantially all of the first-tier material foreign subsidiaries of the Company and its domestic subsidiaries.

On October 3, 2016, the Company refinanced the term A loans due 2019 (approximately $884 million) assumed in the Merger with a term A loan facility due in 2021 for an aggregate principal amount of approximately $1,350 million comprised of both U.S. Dollar denominated term A loans and Euro denominated term A loans. Additionally, the revolving credit facility was refinanced to an aggregate principal amount equal to $1,000 million. The additional proceeds were used, in part, to fund the redemption on November 1, 2016 of $500 million of 6% Senior Notes due 2020 assumed in the Merger, at a redemption price equal to 101.5% of the aggregate outstanding principal amount plus accrued interest to the redemption date. The Company incurred a loss on extinguishment of debt of approximately $8 million related to the aggregate payments for make-whole premiums.

On September 28, 2016, IMS Health issued senior unsecured notes totaling principal amount of $1,750 million, which consisted of (i) $1,050 million of 5% senior notes due October 2026 (the “5% Dollar Notes”) and

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

(ii) €625 million of 3.5% senior notes due October 2024 (the “3.5% Euro Notes” and, together with the 5% Dollar Notes, the “2016 Notes”). The proceeds of the 2016 Notes, which were assumed by the Company upon closing of the Merger, were used on October 3, 2016 to repay in full ($1,389 million) the term loans outstanding under the Quintiles Transnational senior secured credit facilities. Interest on the 2016 Notes is payable semi-annually, beginning on April 15, 2017. The notes are guaranteed on a senior unsecured basis by the Company’s wholly-owned domestic restricted subsidiaries (excluding IMS Japan K.K.) and, subject to certain exceptions, each of the Company’s future domestic subsidiaries that guarantees its other indebtedness or indebtedness of any of the guarantors. The 5% Dollar Notes and the 3.5% Euro Notes may be redeemed, either together or separately, prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to October 15, 2021 with respect to the 5% Dollar Notes and October 15, 2019 with respect to the 3.5% Euro Notes (in each case subject to a customary “equity claw” redemption right) and thereafter subject to annually declining redemption premiums at any time prior to October 15, 2024 with respect to the 5% Dollar Notes and October 15, 2021 with respect to the 3.5% Euro Notes.

The Company also assumed in the Merger €275 million aggregate principal amount of 4.125% Senior Notes due in April 2023 (the “4.125% Senior Notes”). Interest on the 4.125% Senior Notes is payable semi-annually each year and commenced on October 1, 2015. The 4.125% Senior Notes are guaranteed on a senior unsecured basis by IMS Health’s wholly-owned domestic subsidiaries that are guarantors under the senior secured credit facilities. The Company may redeem the 4.125% Senior Notes, in whole or in part, at any time prior to April 1, 2018 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. On or after April 1, 2018, the Company may redeem all or a portion of the 4.125% Senior Notes at predetermined redemption prices set forth in the indenture governing the 4.125% Senior Notes plus accrued and unpaid interest to the date of redemption.

2015 Financing Transactions

On May 12, 2015, the Company through its wholly-owned subsidiary, Quintiles Transnational, entered into new senior secured credit facilities, which consisted of a $500 million revolving credit facility and $1.45 billion of term loans. In addition, Quintiles Transnational issued $800 million of 4.875% senior unsecured notes due 2023 (the “4.875% Senior Notes”) in a private placement. The term loans, in the amount of $1,389 million, were repaid in full on October 3, 2016 as discussed above. Interest on the 4.875% Senior Notes is paid semiannually on May 15 and November 15 of each year until maturity. The Senior Notes are unsecured senior obligations of QuintilesIMS and are effectively subordinated in right of payment to all secured obligations of QuintilesIMS, to the extent of the value of any collateral. Also on May 12, 2015, an outstanding term loan was repaid with proceeds from the new credit facilities entered into that day and the Company recognized an $8 million loss on extinguishment of debt, which included $1 million of unamortized debt issuance costs, $1 million of unamortized discount and $6 million of related fees and expenses.

Receivables Financing Facility

On December 5, 2014, the Company entered into a four-year arrangement to securitize certain of its accounts receivable. Under the receivables financing facility, certain of the Company’s accounts receivable are sold on a non-recourse basis by certain of its consolidated subsidiaries to another of its consolidated subsidiaries, a bankruptcy-remote special purpose entity (“SPE”). The SPE obtained a term loan and revolving loan commitment from a third party lender, secured by liens on the assets of the SPE, to finance the purchase of the accounts receivable, which included a $275 million term loan and a $25 million revolving loan commitment. The revolving loan commitment may be increased by an additional $35 million as amounts are repaid under the term loan. QuintilesIMS has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under the receivables financing facility. The assets of the SPE are not

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

available to satisfy any of the Company’s obligations or any obligations of its subsidiaries. As of December 31, 2016, $25 million of revolving loans were available under the receivables financing facility.

The Company used the proceeds from the term loan under the receivables financing facility to repay in full the amount outstanding on the then outstanding revolving credit facility ($150 million), to repay $25 million of the then outstanding Term Loan B-3, to pay related fees and expenses and the remainder was used for general working capital purposes.

Restrictive Covenants

The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the Company’s senior secured credit facility and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and New Term Loans, other actions permitted to be taken by a secured creditor. Our long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on our ability to declare dividends. For additional information regarding these restrictive covenants, see Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included elsewhere in this Annual Report on Form 10-K. At December 31, 2016, the Company was in compliance with the financial covenants under the Company’s financing arrangements.

12. Leases

The Company leases facilities under operating leases, many of which contain renewal and escalation clauses. The Company also leases certain equipment under operating leases. The leases expire at various dates through 2029 with options to cancel certain leases at various intervals. Rental expenses under these agreements were $127 million, $109 million and $115 million in 2016, 2015 and 2014, respectively.

The following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2016 (in millions):

Operating Leases
2017	$171
2018	123
2019	94
2020	75
2021	56
Thereafter	159

Total minimum lease payments	$678

13. Contingencies

The Company and its subsidiaries are involved in legal and tax proceedings, claims and litigation arising in the ordinary course of business. Management periodically assesses the Company’s liabilities and contingencies in

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

connection with these matters based upon the latest information available. For those matters where management currently believes it is probable that the Company will incur a loss and that the probable loss or range of loss can be reasonably estimated, the Company has recorded reserves in the consolidated financial statements based on its best estimates of such loss. In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. However, even in many instances where the Company has recorded an estimated liability, the Company is unable to predict with certainty the final outcome of the matter or whether resolution of the matter will materially affect the Company’s results of operations, financial position or cash flows. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

The Company routinely enters into agreements with its suppliers to acquire data and with its clients to sell data, all in the normal course of business. In these agreements, the Company sometimes agrees to indemnify and hold harmless the other party for any damages such other party may suffer as a result of potential intellectual property infringement and other claims related to the use of the data. The Company has not accrued a liability with respect to these matters, as the exposure is considered remote.

Based on its review of the latest information available, management does not expect the impact of pending legal and tax proceedings, claims and litigation, either individually or in the aggregate, to have a material adverse effect on the Company’s results of operations, cash flows or financial position. However, one or more unfavorable outcomes in any claim or litigation against the Company could have a material adverse effect for the period in which it is resolved. The following is a summary of certain legal matters involving the Company.

The Company’s wholly-owned subsidiary, IMS Government Solutions Inc. (“IMS Government Solutions”), is primarily engaged in providing services under contracts with the United States government. United States government contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the United States government have the ability to investigate whether contractors’ operations are being conducted in accordance with such requirements. IMS Government Solutions discovered potential noncompliance with various contract clauses and requirements under its General Services Administration Contract (the “GSA Contract”) which was awarded in 2002 to its predecessor company, Synchronous Knowledge Inc. (Synchronous Knowledge Inc. was acquired by IMS Health in May 2005). The potential noncompliance arose from two primary areas: first, at the direction of the government, work performed under one task order was invoiced under another task order without the appropriate modifications to the orders being made; and second, personnel who did not meet strict compliance with the labor categories component of the qualification requirements of the GSA Contract were assigned to contracts. The Company is currently unable to determine the outcome of all of these matters pending the resolution of the Voluntary Disclosure Program process and the ultimate liability arising from these matters could exceed the Company’s current reserves.

On February 13, 2014, a group of approximately 1,200 medical doctors and 900 private individuals filed a civil lawsuit with the Seoul Central District Court against IMS Korea and two other defendants, KPA and the Korean Pharmaceutical Information Center (“KPIC”). The civil lawsuit alleges KPA and KPIC collected their personal information in violation of applicable privacy laws without the necessary consent through a software system installed on pharmacy computer systems in Korea, and that personal information was transferred to IMS Korea and sold to pharmaceutical companies. The plaintiffs are claiming damages in the aggregate amount of approximately $6 million plus interest. The Company believes the lawsuit is without merit, rejects plaintiffs’ claims and intends to vigorously defend its position.

On July 23, 2015, indictments were issued by the Seoul Central District Prosecutors’ Office in South Korea against 24 individuals and companies alleging improper handling of sensitive health information in violation of, among others, South Korea’s Personal Information Protection Act. IMS Korea and two of its employees were among the individuals and organizations indicted. Although there is no assertion that IMS Korea used patient identified health information in any of its offerings, prosecutors allege that certain of IMS Korea’s data suppliers

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

should have obtained patient consent when they converted sensitive patient information into non-identified data and that IMS Korea had not taken adequate precautions to reduce the risk of re-identification. The Company believes the indictment is without merit, that it acted in compliance with all applicable laws at all times and intends to vigorously defend its position.

14. Stockholders’ Equity (Deficit)

Preferred Stock

The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued and outstanding as of December 31, 2016 or 2015.

Equity Repurchases

Equity Repurchase Program

On October 30, 2013, the Company’s Board of Directors (the “Board”) approved an equity repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $125 million of either the Company’s common stock or vested in-the-money employee stock options, or a combination thereof. During 2015, the Board increased the stock repurchase authorization under the Repurchase Program by $600 million, which increased the total amount that has been authorized under the Repurchase Program to $725 million. On November 1, 2016, the Board increased the stock repurchase authorization under the Repurchase Program by $1.5 billion, which increased the total amount that has been authorized under the Repurchase Program to $2.225 billion. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it could be modified, extended, suspended or discontinued at any time. The timing and amount of repurchases are determined by the Company’s management based on a variety of factors such as the market price of the Company’s common stock, the Company’s corporate requirements, and overall market conditions. Purchases of the Company’s common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The Company may also repurchase shares of its common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, which would permit shares of the Company’s common stock to be repurchased when the Company might otherwise be precluded from doing so by law. Repurchases of vested in-the-money employee stock options were made through transactions between the Company and its employees (other than its executive officers, who were not eligible to participate in the program), and this aspect of the Repurchase Program expired in November 2013. The Repurchase Program for common stock does not have an end date.

Below is a summary of the share repurchases made under the Repurchase Program (in millions, except per share data):

	Year Ended December 31,
	2016	2015	2014
Number of shares of common stock repurchased	14.3	7.8	—
Aggregate purchase price	$1,098	$516	$—
Average price per share	$76.57	$65.56	$47.51

From the plan’s inception in October 2013 through December 31, 2016, the Company has repurchased a total of $1,678 million of its securities under the Repurchase Program, consisting of $59 million of stock options and $1,619 million of common stock. As of December 31, 2016, the Company has remaining authorization to repurchase up to $547 million of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Other Equity Repurchases

On May 28, 2014, the Company completed the repurchase of 3.3 million shares of its common stock for $50.23 per share from TPG Quintiles Holdco, L.P., one of its existing stockholders, in a private transaction for an aggregate purchase price of approximately $165 million. The repurchase price per share of common stock was equal to 98% of the closing market price of the Company’s common stock on the New York Stock Exchange (“NYSE”) on May 27, 2014 (which was $51.26). This repurchase of shares from its existing stockholder was authorized in compliance with the Company’s related party transactions approval policy. The Company funded this private repurchase transaction with cash on hand. This private repurchase transaction was separate from and in addition to the Repurchase Program.

On November 10, 2014, the Company completed the repurchase of 4.3 million shares of its common stock for $58.09 per share, which was the price per share the underwriter paid to selling stockholders, for an aggregate purchase price of approximately $250 million. The Company funded this repurchase transaction with a combination of cash on hand and a $150 million draw on its revolving credit facility. This repurchase transaction was separate from and in addition to the Repurchase Program.

Non-controlling Interests

As discussed further in Note 15, the Company contributed businesses to a joint venture with Quest Diagnostics Incorporated (“Quest”) that was recorded at book value (carryover basis) because the Company owns 60% of the joint venture and maintains control of these businesses. As a result, Quest’s non-controlling interest in the joint venture, referred to as Q2 Solutions, is equal to 40%. Quest’s non-controlling interest was $227 million at December 31, 2016.

15. Business Combinations

IMS Health

On October 3, 2016, pursuant to the terms of the Merger Agreement, IMS Health merged with and into Quintiles, with Quintiles continuing as the Surviving Corporation. The combination of Quintiles and IMS Health capabilities and resources creates an information and technology enabled healthcare service provider with a full suite of end-to-end clinical and commercial offerings. The Merger was accounted for as a business combination with Quintiles considered the accounting and the legal acquirer. Immediately prior to the completion of the Merger, Quintiles reincorporated as a Delaware corporation. The Surviving Corporation changed its name to Quintiles IMS Holdings, Inc. At the effective time of the Merger, IMS Health common stock was automatically converted into 0.3840 of a share of the Company’s common stock. In addition, IMS Health equity awards held by current employees and certain members of the former IMS Health board of directors were converted into the Company’s equity awards after giving effect to the exchange ratio. The terms of these awards, including vesting provisions, are substantially consistent to those of the historical IMS Health equity awards. All of the Company’s and IMS Health’s performance units outstanding at the date of the Merger were converted into restricted stock units with service based vesting requirements. The merger consideration was approximately $10.4 billion (based on the closing price of the Company’s common stock on October 3, 2016), and consisted of the fair value of the Company’s common stock issued (approximately 126.6 million shares) in exchange for the IMS Health common stock as well as the fair value of the vested portion of the converted IMS Health equity awards. The Merger-date value of former IMS Health stock-based awards was valued using the Black-Scholes model and apportioned between Merger consideration (purchase price) and unearned compensation to be recognized in expense as earned in future periods based on remaining service periods. In connection with the IMS Health acquisition, the Company recorded goodwill, primarily attributable to the assembled workforce of IMS Health and the expected synergies, which was assigned to the Commercial Solutions segment ($9,688 million), the Research & Development Solutions segment ($533 million) and the Integrated Engagement Services segment ($67 million). The goodwill is not deductible for

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

income tax purposes. The Company’s assessment of fair value and the purchase price accounting are preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date).

Quest

On July 1, 2015, the Company and Quest closed on a joint venture transaction that resulted in the combination of their respective global clinical trials laboratory operations. The joint venture transaction was effected through the creation of two primary new legal entities that the Company controls. Both the Company’s and Quest’s clinical trials laboratory operations were contributed to these new legal entities. The Company accounted for the contribution of the Quest businesses as a business combination. Quest was issued a 40% equity interest in the legal entities, the fair value of which was $423 million on July 1, 2015 (40% of the fair value of all operations contributed by both parties) and represents the purchase price paid by the Company for the clinical trials laboratory operations that Quest contributed to the joint venture transaction. The resulting combined capabilities are designed to provide its clients with globally scaled end-to-end clinical trials laboratory services and the combined business is referred to and marketed as Q2 Solutions. The Company accounted for the contribution of the Quest businesses as a business combination and consolidated the related new legal entities in its financial statements with a non-controlling interest for the portion owned by Quest. The Company recorded goodwill, primarily attributable to assembled workforce and expected synergies. This business combination is part of the Research & Development Solutions segment and the resulting goodwill is not deductible for income tax purposes.

The following table summarizes the estimated fair value of the net assets acquired at the date of the acquisitions (in millions):

	IMS Health	Quest
Assets acquired:
Cash and cash equivalents	$2,031	$32
Accounts receivable and unbilled services	528	6
Prepaid expenses	85	1
Other current assets	145	4
Property and equipment	247	16
Goodwill	10,288	262
Other identifiable intangibles	6,435	126
Deferred income tax asset – long-term	25	—
Other long-term assets	71	—
Liabilities assumed:
Accounts payable and accrued expenses	(700)	(13)
Unearned income	(175)	—
Current portion of long-term debt	(88)	—
Other current liabilities	(45)	—
Long-term debt, less current portion	(6,070)	—
Deferred income tax liability – long-term	(2,104)	(10)
Other long-term liabilities	(248)	(1)

Net assets acquired	$10,425	$423

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The other identifiable intangible assets consisted of the following (in millions):

	IMS Health	Quest
Client relationships	$3,960	$74
Backlog	—	33
Trade names	385	19
Databases	1,820	—
Software	270	—

Total other identifiable intangibles	$6,435	$126

Amortized over a weighted average useful life (in years)	18	9

The acquired Quest trade name is an indefinite-lived intangible asset that is not amortized.

Acquisition Related Costs

Acquisition related costs include the direct and incremental costs associated with mergers and acquisitions such as investment banking, legal, accounting and consulting fees. The Company recognized approximately $36 million of acquisition related costs associated with the IMS Health merger during the year ended December 31, 2016, which are included with merger related costs on the consolidated statement of income. Acquisition related costs for all other acquisitions were immaterial and are not presented.

Unaudited Pro Forma Information

The following unaudited pro forma information presents the financial results as if the acquisition of IMS Health had occurred on January 1, 2015 with pro forma adjustments to give effect to (i) an increase in depreciation and amortization expense for fair value adjustments of property, plant and equipment and intangible assets, (ii) an increase in stock-based compensation expense resulting from the exchange of the vested IMS Health equity awards for the Company’s equity awards, (iii) to present transaction costs in the 2015 period, (iv) to reflect the effect on revenue from the deferred revenue fair value adjustment in the 2015 period, and (v) the related income tax effects. The pro forma results do not include any anticipated cost synergies, costs or other effects of the planned integration of IMS Health. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred for the periods presented below had the IMS Health acquisition been completed on January 1, 2015, nor are they indicative of the future operating results of the Company.

The following table summarizes the pro forma results (in millions, except earnings per share):

	Year Ended December 31,
	2016	2015
Revenues	$7,784	$7,180
Reimbursed expenses	1,514	1,411

Total revenues	$9,298	$8,591

Net income attributable to Quintiles IMS Holdings, Inc.	$42	$450

Earnings per share attributable to common stockholders:
Basic	$0.17	$1.80
Diluted	$0.17	$1.76

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Pro forma information is not presented for any other acquisitions as the aggregate operations of the acquired businesses were not significant to the overall operations of the Company.

The Company’s consolidated statements of income for the year ended December 31, 2016 included $806 million of revenues related to the IMS Health acquisition. Following the closing of the IMS Health acquisition, the Company began integrating IMS Health’s operations. As a result, computing a separate measure of IMS Health’s stand-alone profitability for periods after the acquisition date is impracticable.

Other Acquisitions

In addition to the merger with IMS Health, the Company also completed three unrelated individually immaterial acquisitions during 2016, all of which occurred during December 2016. The purchase price allocations for some of these acquisitions will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocation are not expected to have a material impact on the Company’s results of operations or financial position. During 2014, the Company completed one immaterial acquisition (Encore). In connection with the Encore acquisition in 2014, the Company recorded goodwill, primarily attributable to the assembled workforce of Encore and expected synergies, which was assigned to the Commercial Solutions segment and is deductible for income tax purposes. The accompanying consolidating financial statements include the results of the acquisitions subsequent to each respective closing date.

The following table provides certain financial information for these acquisitions, including the preliminary allocation of the purchase price to certain tangible and intangible assets acquired and goodwill (in millions):

	Amortization Period	2016	2014
Total purchase price, net of cash acquired(1)		$136	$92
Acquisition-related costs		1	1
Amounts recorded in the Consolidated Balance Sheets:
Goodwill		$88	$63
Portion of goodwill deductible for income tax purposes		—	63
Intangible assets:
Client relationships	6-10 years	$31	$9
Non-compete agreements	2-5 years	9	—
Backlog	1-2 years	7	1
Databases	2 years	1	—
Trade names	2-4 years	—	1
Software	3 years	—	3

Total intangible assets		$48	$14

(1)	Total purchase price, net of cash acquired, includes contingent consideration and deferred purchase payments.

16. Restructuring

From time to time, the Company takes restructuring actions to adapt to changing market conditions. These actions include closing facilities, consolidating functional activities, eliminating redundant positions, aligning

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

resources with customer requirements and taking actions to improve process efficiencies. In 2016, the Company also acquired certain restructuring liabilities previously recorded by IMS Health.

During 2016, management approved restructuring plans to align its resources and reduce overcapacity. Also, in connection with the Merger, management approved a restructuring plan to reduce facility overcapacity and eliminate redundant roles. These actions are expected to continue throughout 2017 and are expected to consist of severance, facility closure and other exit-related costs. During 2016, the Company has recognized approximately $33 million of restructuring costs related to these restructuring plans.

During 2015, management approved a restructuring plan to align the Company’s resources and reduce overcapacity. These actions are expected to continue throughout 2017 and consist of severance, facility closure and other exit-related costs. Since the start of this plan in 2015, the Company has recognized approximately $23 million of restructuring costs related to this plan. Also during 2015, in connection with consummating the joint venture transaction with Quest, a restructuring plan was approved to reduce facility overcapacity and eliminate redundant roles. These actions are expected to continue throughout 2017, and since the start of this plan in 2015, the Company has recognized approximately $10 million of restructuring costs related to this plan.

In 2014, management approved restructuring plans to better align resources with the Company’s strategic direction. Since the start of these plans in 2014, the Company recognized approximately $11 million of restructuring costs related to these plans. All of the restructuring costs are related to severance and facility closure costs.

The following amounts were recorded for the restructuring plans (in millions):

	Severance and Related Costs	Exit Costs	Total
Balance at December 31, 2014	$5	$1	$6
Expense, net of reversals	30	1	31
Payments	(23)	(1)	(24)
Foreign currency translation	—	1	1

Balance at December 31, 2015	12	2	14
Expense, net of reversals	60	3	63
Acquisitions	80	—	80
Payments	(48)	(2)	(50)
Foreign currency translation and other	(5)	—	(5)

Balance at December 31, 2016	$99	$3	$102

The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects the majority of the restructuring accruals at December 31, 2016 will be paid in 2017 and 2018.

17. Impairment Charges

During the third quarter of 2016 as part of its annual impairment review, the Company determined that it was more likely than not that the fair value of its Encore reporting unit was less than its carrying amount due to certain strategic initiatives not performing as expected, resulting in a decline in revenues. The Company

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

performed a quantitative analysis using the present value of the estimated future cash flows, which confirmed that the Encore reporting unit’s goodwill was impaired. The Company proceeded to perform step two of its goodwill impairment assessment which resulted in the recognition of impairment losses of $23 million and $5 million for other-than-temporary declines in the fair value of goodwill and identifiable intangible assets, respectively.

18. Income Taxes

The components of income before income taxes and equity in earnings of unconsolidated affiliates are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Domestic	$(85)	$68	$96
Foreign	564	471	405

	$479	$539	$501

The components of income tax expense attributable to continuing operations are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Current expense:
Federal and state	$64	$51	$62
Foreign	129	109	95

	193	160	157

Deferred (benefit) expense:
Federal and state	166	5	(5)
Foreign	(14)	(6)	(3)

	152	(1)	(8)

	$345	$159	$149

The differences between the Company’s consolidated income tax expense attributable to continuing operations and the expense computed at the 35% United States statutory income tax rate were as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Federal income tax expense at statutory rate	$167	$189	$175
Research and development	(11)	(13)	(17)
Foreign nontaxable interest income	(8)	(9)	(10)
United States taxes recorded on foreign earnings	252	38	19
Foreign rate differential	(60)	(49)	(31)
Other	5	3	13

	$345	$159	$149

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Due to the Merger, the Company reevaluated its indefinite reinvestment assertion based on the need for cash in the United States, including funding the Repurchase Program and potential acquisitions. Accordingly, the Company changed its assertion with respect to $2,801 million of foreign earnings, including $1,865 million of IMS Health’s previously undistributed historical foreign earnings. The Company intends to use these acquired foreign earnings to fund cash needs in the United States. Deferred income taxes of $625 million were recorded in 2016 related to non-indefinitely reinvested foreign earnings. Of that amount, $373 million was recorded through purchase accounting related to IMS Health’s historical foreign earnings and the remainder of $252 million was recorded through deferred income tax expense.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $3,564 million at December 31, 2016. Approximately $2,894 million of this total is not considered to be indefinitely reinvested and would be taxable upon repatriation. The Company has recorded a deferred income tax liability, net of foreign tax credits that would be generated upon repatriation, of $590 million as of December 31, 2016, associated with those earnings based upon the United States federal income tax rate. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits, if available) and withholding taxes payable to the various countries in which the Company’s foreign subsidiaries are located. If the approximately $670 million of indefinitely reinvested earnings were repatriated to the United States, it would generate an estimated $176 million of additional tax liability for the Company.

The income tax effects of temporary differences from continuing operations that give rise to significant portions of deferred income tax assets (liabilities) are presented below (in millions):

	December 31,
	2016	2015
Deferred income tax assets:
Net operating loss and capital loss carryforwards	$242	$26
Tax credit carryforwards	267	16
Accrued expenses and unearned income	75	23
Employee benefits	273	124
Other	32	13

	889	202
Valuation allowance for deferred income tax assets	(153)	(22)

Total deferred income tax assets	736	180

Deferred income tax liabilities:
Undistributed foreign earnings	(590)	(37)
Amortization and depreciation	(2,026)	(53)
Other	(164)	(12)

Total deferred income tax liabilities	(2,780)	(102)

Net deferred income tax (liabilities) assets	$(2,044)	$78

Due to the Merger, the Company recorded deferred tax liabilities related to intangible amortization recorded through purchase accounting in the amount of $2,308 million.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Additionally, due to the Merger, the Company had federal, state and local, and foreign tax credit and tax loss carryforwards, the tax effect of which was $528 million as of December 31, 2016. Of this amount, $29 million has an indefinite carryforward period, and the remaining $499 million expires at various times beginning in 2017. Some of these losses are subject to limitations under the Internal Revenue Code, however, management expects all losses to be utilized during the carryforward periods.

In 2016, the Company increased its valuation allowance by $131 million to $153 million at December 31, 2016 from $22 million at December 31, 2015. This increase is a result of the Merger as IMS Health had $129 million of valuation allowances recorded as of the date of the Merger. The valuation allowance is primarily related to loss carryforwards in various foreign and state jurisdictions.

A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits is presented below (in millions):

	Year Ended December 31,
	2016	2015	2014
Balance at January 1	$30	$41	$55
IMS Health balance as of Merger	37	—	—
Additions based on tax positions related to the current year	3	2	3
Additions for income tax positions of prior years	7	9	1
Impact of changes in exchange rates	(3)	(1)	—
Reductions for income tax positions of prior years	(1)	(2)	(6)
Reductions due to the lapse of the applicable statute of limitations	(9)	(19)	(12)

Balance at December 31	$64	$30	$41

As of December 31, 2016, the Company had total gross unrecognized income tax benefits of $64 million associated with over 100 jurisdictions in which the Company conducts business that, if recognized, would reduce the Company’s effective income tax rate.

The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of income. In 2016, 2015 and 2014, the amount of interest and penalties recorded as an addition/(reduction) to income tax expense in the accompanying consolidated statements of income was $2 million, ($2) million and $1 million, respectively. As of December 31, 2016 and 2015, the Company had accrued approximately $11 million and $3 million, respectively, of interest and penalties.

The Company believes that it is reasonably possible that a decrease of up to $6 million in gross unrecognized income tax benefits for federal, state and foreign exposure items may be necessary within the next 12 months due to lapse of statutes of limitations or uncertain tax positions being effectively settled. The Company believes that it is reasonably possible that a decrease of up to $2 million in gross unrecognized income tax benefits for foreign items may be necessary within the next 12 months due to payments. For the remaining uncertain income tax positions, it is difficult at this time to estimate the timing of the resolution.

The Company conducts business globally and, as a result, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The following table summarizes the tax years

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

that remain open for examination by tax authorities in the most significant jurisdictions in which the Company operates:

United States	2013-2015
India	2006-2016
Japan	2011-2015
United Kingdom	2015
Switzerland	2012-2015

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

Due to the geographic breadth of the Company’s operations, numerous tax audits may be ongoing throughout the world at any point in time. Income tax liabilities are recorded based on estimates of additional income taxes which may be due upon the conclusion of these audits. Estimates of these income tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of income tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be materially different from these estimates. In such an event, the Company will record additional income tax expense or income tax benefit in the period in which such resolution occurs.

The Company had a tax holiday for Quintiles East Asia Pte. Ltd. in Singapore through June 2015. The income tax benefit of this holiday was approximately $2 million in both 2015 and 2014. The tax holiday increased earnings per share by approximately $0.02 in both 2015 and 2014.

19. Employee Benefit Plans

Pension and Postretirement Benefit Plans

The Company sponsors both funded and unfunded defined benefit pension plans. These plans provide benefits based on various criteria, including, but not limited to, years of service and salary. The Company also sponsors an unfunded postretirement benefit plan in the United States that provides health and prescription drug benefits to retirees who meet the eligibility requirements. The information presented herein includes the United States and Non-United States pension and postretirement benefit plans assumed in the merger with IMS Health on October 3, 2016. The Company uses a December 31 measurement date for all pension and postretirement benefit plans.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The following table summarizes changes in the benefit obligation, the plan assets and the funded status of the pension benefit plans (in millions):

	Pension Benefits
	United States Plans	Non-United States Plans
	December 31
	2016	2016	2015
Obligation and funded status:
Change in benefit obligation
Projected benefit obligation at beginning of year	$—	$154	$147
Service costs	4	18	15
Interest cost	3	5	3
Expected return on plan assets	—	—	(3)
Actuarial gains	(30)	(8)	(2)
Business combinations	333	377	2
Benefits paid	(2)	(9)	(6)
Foreign currency fluctuations and other	—	(29)	(2)

Projected benefit obligation at end of year	308	508	154

Change in plan assets
Fair value of plan assets at beginning of year	—	87	88
Actual return on plan assets	5	4	1
Contributions	1	9	6
Business combinations	308	284	2
Benefits paid	(2)	(9)	(6)
Foreign currency fluctuations and other	—	(27)	(4)

Fair value of plan assets at end of year	312	348	87

Funded status	$4	$(160)	$(67)

The following table summarizes the amounts recognized in the consolidated balance sheets related to the pension benefit plans (in millions):

	Pension Benefits
	United States Plans	Non-United States Plans
	December 31
	2016	2016	2015
Deposits and other assets	$45	$13	$19
Accrued expenses	1	9	5
Other long-term liabilities	40	164	81
AOCI	29	(8)	(14)

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The following table summarizes the accumulated benefit obligation for all pension benefit plans (in millions):

	Pension Benefits
	United States Plans	Non-United States Plans
	December 31
	2016	2016	2015
Accumulated benefit obligation	$303	$469	$139

The Company recorded $4 million of benefit obligation for other postretirement benefits in connection with the Merger. At December 31, 2016, the liability remained $4 million, with $1 million recorded in accrued expenses and $3 million included with other long-term liabilities.

The following table provides the information for pension plans with an accumulated benefit obligation in excess of plan assets and projected benefit obligations in excess of plan assets (in millions):

	Pension Benefits
	United States Plans	Non-United States Plans
	December 31
	2016	2016	2015
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$43	$409	$83
Fair value of plan assets	2	271	8
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	44	444	95
Fair value of plan assets	2	271	8

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The components of net periodic benefit cost changes in plan assets and benefit obligations recognized in other comprehensive loss were as follows (in millions):

	Pension Benefits
	United States Plans	Non-United States Plans
	Year Ended December 31,
	2016	2016	2015	2014

Service cost	$4	$18	$15	$13
Interest cost	3	5	3	4
Expected return on plan assets	(6)	(6)	(3)	(4)
Amortization of actuarial losses	—	1	1	—
Amortization of prior service costs	—	—	—	—

Net periodic benefit cost	1	18	16	13

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Actuarial loss (gain) – current years	(29)	(5)	—	—
Prior service (cost) credit – current years	—	0	—	—
Amortization of actuarial losses	—	(1)	(1)	—
Amortization of prior service costs	—	—	—	—

Total recognized in other comprehensive loss	(29)	(6)	(1)	—

Total recognized in net periodic benefit cost and other comprehensive loss	$(28)	$12	$15	$13

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The components of other changes in plan assets and benefit obligations recognized in other comprehensive loss related to the other postretirement benefits plan are de minimis. In addition, the amounts in AOCI that are expected to be recognized as components of net periodic benefit cost (credit) during 2017 for pension and other postretirement benefit plans are de minimis.

Assumptions

The weighted average assumptions used to determine net periodic benefit cost were as follows for the years ended December 31:

	Pension Benefits				Other Postretirement Benefits
	United States Plans	Non-United States Plans
	2016	2016	2015	2014	2016
Discount rate	3.62%	1.88%	2.46%	3.01%	2.40%
Rate of compensation increases	3.00%	5.27%	4.32%	4.36%	—
Expected return on plan assets	7.94%	4.26%	4.05%	5.21%	—

The weighted average assumptions used to determine benefit obligations were as follows at December 31:

	Pension Benefits			Other Postretirement Benefits
	United States Plans	Non-United States Plans
	2016	2016	2015	2016
Discount rate	4.17%	1.68%	2.50%	2.90%
Rate of compensation increases	3.00%	5.17%	4.37%	—

The discount rate represents the interest rate used to determine the present value of the future cash flows currently expected to be required to settle the Company’s defined benefit plan obligations. The discount rates are derived using weighted average yield curves on AA-rated corporate bonds. The cash flows from the Company’s expected benefit obligation payments are then matched to the yield curve to derive the discount rates. At December 31, 2016, the discount rate ranged from 2.90% to 4.23% for our United States pension plan and postretirement benefit plan. The discount rate for our United Kingdom pension plans decreased to 2.35% to 2.60% at December 31, 2016 from 3.80% at December 31, 2015. The United States and United Kingdom plans represent approximately 76% of the consolidated benefit obligation as of December 31, 2016. The discount rates in other non-U.S. countries ranged from 0.30% to 11.60% at December 31, 2016, compared to 0.75% to 10.80% at December 31, 2015.

The Company’s assumption for the expected return on plan assets was determined by the weighted average of the long-term expected rate of return on each of the asset classes invested as of the balance sheet date. For plan assets invested in government bonds, the expected return was based on the yields on the relevant indices as of the balance sheet date. There is considerable uncertainty for the expected return on plan assets invested in equity and diversified growth funds. The expected rate of return on plan assets for the United States pension plans was 8.0%

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

at January 1, 2017. Outside the United States, the range of applicable expected rates of return was 0.8% to 9.0% as of January 1, 2017, compared to 4.2% to 9.0% as of January 1, 2016. The expected return on assets (“EROA”) was $13 million and $4 million and the actual return on assets was $10 million and $1 million for the years ended December 31, 2016 and 2015, respectively.

Under the Company’s United States qualified retirement plan, participants have a notional retirement account that increases with pay and investment credits. The rate used to determine the investment credit (cash balance crediting rate) varies monthly and is equal to 1/12th of the yield on 30-year U.S. Government Treasury Bonds, with a minimum of 0.25%. At retirement, the account is converted to a monthly retirement benefit.

At December 31, 2016, the Company’s health care cost trend rate for the next seven years was assumed to be 7.0% and the assumed ultimate cost trend rate was 5%. The Company assumed that ultimate cost trend rate is reached in 2021.

Assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates at December 31, 2016 would have a de minimis effect on the total of service and interest cost and on the accumulated postretirement benefit obligation.

Plan Assets

The Company’s pension plan weighted average asset allocations, by asset category, were as follows:

	Plan Assets at December 31,
	United States Plans	Non-United States Plans		Total
Asset Category	2016	2016	2015	2016	2015
Equity securities	70.09%	46.09%	25.22%	57.43%	25.22%
Debt securities	24.94	14.42	56.64	19.39	56.64
Real estate	4.97	—	—	2.35	—
Other	—	39.49	18.14	20.83	18.14

Total	100.00%	100.00%	100.00%	100.00%	100.00%

The target asset allocation for the Company’s pension plans were as follows

Asset Category	United States Plans	Non-United States Plans	Total
Equity securities	60-80%	35-50%	45-65%
Debt securities	20-30%	10-20%	10-30%
Real estate	0-10%	—%	0-5%
Other	—%	30-45%	10-30%

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The following table summarizes United States plan assets measured at fair value (in millions):

	December 31, 2016			December 31, 2015
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
Domestic equities	$32	$—	$32	$—	$—	$—
International equities	20	—	20	—	—	—
Corporate bonds	46	—	46	—	—	—
Real estate	15	—	15	—	—	—

Total assets in the fair value heirarchy	113	—	113	—	—	—
Common/collective trusts measured at net asset value (“NAV”)(1)	—	—	199	—	—	—

Total	$113	$—	$312	$—	$—	$—

The following table summarizes non-United States plan assets measured at fair value (in millions):

	December 31, 2016			December 31, 2015
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
International equities	$—	$57	$57	$—	$22	$22
Debt issued by national, state or local government	2	48	50	—	49	49
Diversified growth fund	—	14	14	—	15	15
Investments funds	—	7	7	—	—	—
Insurance contracts	—	133	133	—	—	—
Other	—	6	6	—	1	1

Total assets in the fair value heirarchy	2	265	267	—	87	87
Assets measured at NAV (1)	—	—	81	—	—	—

Total	$2	$265	$348	$—	$87	$87

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above plan asset tables are intended to permit reconciliation of the fair value of plan assets in the fair value hierarchy to the plan asset amounts presented in the above funded status table as of December 31, 2016 and 2015.

Investments in mutual funds are valued at quoted market prices. Investments in common/collective trusts and pooled funds are valued at the NAV as reported by the trust. The NAV is based on the fair value of the underlying investments held by the fund less its liabilities. Insurance contracts are valued at the amount of the benefit liability. The Company has no Level 3 assets that rely on unobservable inputs to measure fair value.

Investment Policies and Strategies

The Company invests primarily in a diversified portfolio of equity and debt securities that provide for long-term growth within reasonable and prudent levels of risk. The asset allocation targets established by the Company are strategic and applicable to the plan’s long-term investing horizon. The portfolio is constructed and maintained to provide adequate liquidity to meet associated liabilities and minimize long-term expense and

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

provide prudent diversification among asset classes in accordance with the principles of modern portfolio theory. The plan employs a diversified mix of actively managed investments around a core of passively managed index exposures in each asset class. Within each asset class, rapid market shifts, changes in economic conditions or an individual fund manager’s outlook may cause the asset allocation to fall outside the prescribed targets. The majority of the Company’s plan assets are measured quarterly against benchmarks established by the Company’s investment advisors and the Company’s Asset Management Committee, who reviews actual plan performance and has the authority to recommend changes as deemed appropriate. Assets are rebalanced periodically to their strategic targets to maintain the plan’s strategic risk/reward characteristics. The Company periodically conducts asset liability modeling studies to ensure that the investment strategy is aligned with the obligations of the plans and that the assets will generate income and capital growth to meet the cost of current and future benefits that the plans provide. The pension plans do not have investments in Company stock at December 31, 2016 or 2015.

The portfolio for the Company’s United Kingdom pension plans seek to invest in a range of suitable assets of appropriate liquidity which will generate in the most effective manner possible, income and capital growth to ensure that there are sufficient assets to meet benefit payments when they fall due, while controlling the long-term costs of the plans and avoiding short-term volatility of investment returns. The plans seek to achieve these objectives by investing in a mixture of real (equities) and monetary (fixed interest) assets. It recognizes that the returns on real assets, while expected to be greater over the long-term than those on monetary assets, are likely to be more volatile. A mixture across asset classes should nevertheless provide the level of returns required by the plans. The trustee periodically conducts asset liability modeling exercises to ensure the investments are aligned with the appropriate benchmark to better reflect the plans’ liabilities. The trustee also undertakes to review this benchmark on a regular basis.

Cash Flows

Contributions

The Company expects to contribute approximately $23 million in required contributions to its pension and postretirement benefit plans during fiscal 2017. The Company may make additional contributions into its pension plans in fiscal 2017 depending on, among other factors, how the funded status of those plans changes and in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts the Company may deem to be appropriate.

Estimated future benefit payments and subsidy receipts

The following benefit payments (net of expected participant contributions) for pension benefits are expected to be paid as follows (in millions):

Pension Benefits
2017	$29
2018	31
2019	34
2020	38
2021	42
Years 2022 through 2026	210

$384

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Benefit payments (net of expected participant contributions) for other postretirement benefits are expected to be de minimis over the periods presented.

Defined Contribution Plans

Defined contribution or profit sharing style plans are offered in Australia, Austria, Belgium, Bulgaria, Canada, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Ireland, Israel, Japan, Malaysia, the Netherlands, New Zealand, Poland, Slovakia, South Africa, Sweden, Switzerland, Taiwan, Thailand, the United States and the United Kingdom. In some cases these plans are required by local laws or regulations.

In the United States, the Company has 401(k) plans under which the Company matches employee deferrals at varying percentages and specified limits of the employee’s salary. In 2016, 2015 and 2014, the Company expensed $39 million, $36 million and $31 million, respectively, related to matching contributions.

Certain key executives of the Company participate in an unfunded defined contribution executive retirement plan, assumed in the Merger, which was frozen to additional accruals for future service contributions in 2012. Participants continue to receive an annual investment credit based on the average of the annual yields at the end of each month on the AA-AAA rated 10 plus year maturity component of the Merrill Lynch United States Corporate Bond Master Index.

Other Plans

Plans accounted for as deferred compensation contracts

The Company provides certain executives with supplemental pension benefits in accordance with their individual employment arrangements. The above tables do not include the Company’s expense or obligation associate with providing these benefits. The obligation related to these benefits was approximately $1 million for the year ended December 31, 2016, and the Company’s expense for the year then ended was de minimis.

Plans accounted for as postretirement benefits

The Company provides certain executives with postretirement medical, dental and life insurance benefits. These benefits are individually negotiated arrangements in accordance with their individual employment arrangements. The above tables do not include the Company’s expense or obligation associate with providing these benefits. The obligation related to these benefits was approximately $12 million for the year ended December 31, 2016, and the Company’s expense for the year then ended was de minimis.

Stock Incentive Plans

Stock incentive plans provide incentives to eligible employees, officers and directors in the form of non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance shares, performance units, covered annual incentive awards, cash-based awards and other stock-based awards, in each case subject to the terms of the stock incentive plans.

In addition, the Company assumed the equity incentive plans formerly related to IMS Health, the Quintiles IMS Holdings, Inc. 2014 Incentive and Stock Award Plan (the “2014 Equity Plan”) and the Quintiles IMS Holdings, Inc. 2010 Equity Plan (the “2010 Equity Plan”). The 2014 Equity Plan provides for the grant of stock options, SARs, restricted and deferred stock (including RSUs), dividend equivalents, other stock-based awards

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

and performance awards. The 2010 Equity Plan expired on April 4, 2014 and no new awards were granted under the 2010 Equity Plan.

As provided for in the Merger agreement, (i) each option to purchase IMS Health common stock outstanding immediately prior to the effective time of the Merger was converted into an option to acquire shares of the Company’s common stock, on substantially the same terms and conditions, adjusted by the 0.384 exchange ratio; and (ii) each stock-settled stock appreciation right of IMS Health outstanding immediately prior to the effective time of the Merger was converted into a stock-settled stock appreciation right corresponding to shares of Company common stock, on substantially the same terms and conditions, adjusted by the 0.384 exchange ratio. The fair value of those options and stock-settled stock appreciation rights was measured using the Black-Scholes model with the following assumptions: risk-free rate (0.87% – 1.49%); expected life (2.6 years – 7.6 years); dividend yield of zero; expected volatility (26% – 31%). Similarly, each IMS Health stock option, performance unit (assuming 100% of performance target), restricted stock award and restricted stock unit outstanding immediately prior to the effective time of the Merger was converted into a similar Company award, as appropriate, on substantially the same terms and conditions, at the 0.384 exchange ratio. The fair value of these awards was allocated to purchase price and unearned compensation, based on the past and future service conditions. The assumed awards related to the Merger have been identified as applicable, in the tables that follow.

The Company recognized stock-based compensation expense of $80 million, $38 million and $30 million in 2016, 2015 and 2014, respectively. Stock-based compensation expense is included in selling, general and administrative expenses on the accompanying consolidated statements of income. The associated future income tax benefit recognized was $24 million, $9 million and $8 million in 2016, 2015 and 2014, respectively. As of December 31, 2016, there was approximately $117 million of total unrecognized stock-based compensation expense related to outstanding non-vested stock-based compensation arrangements, which the Company expects to recognize over a weighted average period of 1.3 years.

As of December 31, 2016, there were 15.2 million shares available for future grants under all of the Company’s stock incentive plans.

The Company used the following assumptions when estimating the value of the stock-based compensation for stock options and SARs issued as follows:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	20 – 30%	26 – 41%	26 – 43%
Weighted average expected volatility	28%	34%	36%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	0.3 – 6.6	3.7 – 6.7	1.5 – 6.7
Risk-free interest rate	0.32 – 2.19%	1.06 – 2.04%	0.28 – 2.21%

Stock Options

The option price is determined by the Board at the date of grant and the options expire 10 years from the date of grant. The vesting schedule for options granted to employees is either (i) 20% per year beginning on the first anniversary of the date of grant; (ii) 25% per year beginning on the first anniversary of the date of grant; or (iii) 33% on the third anniversary of the date of grant and 67% on the fourth anniversary of the date of grant. Options granted

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

to our non-employee directors vest either (i) 100% on the first anniversary of the date of grant; or (ii) 34% on the anniversary of the date of grant and 33% on the second and third anniversaries of the date of grant.

The Company’s stock option activity in 2016 is as follows (in millions, except number of options and exercise price):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2015	6,647,999	$38.04	$204
Granted	783,700	$64.66
Assumed – Merger	3,563,037	$19.05
Exercised	(3,385,720)	$29.69
Canceled	(357,677)	$51.21

Outstanding at December 31, 2016	7,251,339	$34.83	$299

The weighted average fair value per share of the options granted in 2016, 2015 and 2014 was $17.91, $21.96 and $18.72, respectively. The total intrinsic value of options exercised was approximately $155 million, $144 million and $77 million in 2016, 2015 and 2014, respectively. The Company received cash of approximately $101 million, $59 million and $33 million in 2016, 2015 and 2014, respectively, from options exercised.

Selected information regarding the Company’s stock options as of December 31, 2016 is as follows:

Options Outstanding						Options Exercisable
Number of Options	Exercise Price Range			Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Number of Options	Weighted Average Exercise Price
1,160,999	$8.34	—	$14.63	$9.19	3.55	1,160,999	$9.19
1,167,220	$15.11	—	$23.70	$18.18	3.86	1,128,911	$18.16
1,216,960	$24.59	—	$26.05	$25.65	4.13	1,216,960	$25.65
1,299,632	$28.13	—	$40.00	$34.47	5.88	831,112	$33.84
1,620,603	$42.74	—	$64.67	$57.71	8.06	648,436	$57.64
785,925	$64.86	—	$77.11	$65.10	8.07	364,350	$65.02

The weighted average remaining contractual life of the options outstanding and exercisable as of December 31, 2016 is 5.6 years and 4.9 years, respectively. The total aggregate intrinsic value of the exercisable stock options and the stock options expected to vest as of December 31, 2016 was approximately $298 million.

Stock Appreciation Rights – Stock Settled

The exercise price of the stock-settled SARs (“SSRs”) is equal to the closing market price of the Company’s common stock as of the grant date and expire on the tenth anniversary of the date of grant. The SSRs are eligible to vest in equal increments of 25% on each of the first four anniversaries of the date of grant.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The Company’s SSR activity in 2016 is as follows (in millions, except number of SSRs and exercise price):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2015	—	$—	$—
Assumed – Merger	1,351,647	$62.13
Exercised	(3,205)	$65.16
Canceled	(35,120)	$61.72

Outstanding at December 31, 2016	1,313,322	$62.13	$18

Prior to 2016, the Company did not have SSRs. The total intrinsic value of SSRs exercised was approximately $0.04 million in 2016.

The weighted average remaining contractual life of the SSRs outstanding and exercisable as of December 31, 2016 is 8.6 years and 7.9 years, respectively. The total aggregate intrinsic value of the exercisable SSRs and the SSRs expected to vest as of December 31, 2016 was approximately $18 million.

Stock Appreciation Rights – Cash Settled

The Company’s cash settled SARs (“CSRs”) require the Company to settle in cash an amount equal to the difference between the fair value of the Company’s common stock on the date of exercise and the grant price, multiplied by the number of CSRs being exercised. These awards either (i) vest 25% per year or (ii) vest 33% on the third anniversary of the date of grant and 67% on the fourth anniversary of the date of grant; or (iii) one-third per year beginning on the first anniversary of the date of grant.

The Company’s CSR activity in 2016 is as follows (in millions, except number of CSRs and grant price):

	Number of CSRs	Weighted Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2015	530,701	$50.46	$10
Granted	40,400	$70.34
Exercised	(55,600)	$44.49
Canceled	(36,325)	$55.78

Outstanding at December 31, 2016	479,176	$52.42	$11

As of December 31, 2016, 2015 and 2014, the weighted average fair value per share of the CSRs granted was $34.25, $29.79 and $27.17, respectively. The Company paid approximately $2 million, $1 million and $0.4 million to settle exercised CSRs in 2016, 2015 and 2014, respectively.

The weighted average remaining contractual life of the CSRs outstanding and exercisable as of December 31, 2016 is 7.2 years and 6.6 years, respectively. The total aggregate intrinsic value of the exercisable CSRs and the CSRs expected to vest as of December 31, 2016 was approximately $11 million.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Restricted Stock Units

The Company’s RSUs will settle in shares of the Company’s common stock within 45 days of the applicable vesting date. RSUs granted to employees vest either (i) 25% per year beginning on the first anniversary of the date of grant; (ii) one-third per year beginning on the first anniversary of the grant date; or (iii) 33% on the third anniversary of the date of grant and 67% on the fourth anniversary of the date of grant.

The Company’s RSU activity in 2016 is as follows:

	Number of RSUs	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2015	359,553	$60.60
Granted	494,681	$68.65
Assumed – Merger	1,054,567	$80.20
Performance units converted to RSUs	144,239	$64.77
Vested	(252,462)	$64.93
Canceled	(79,761)	$65.80

Outstanding at December 31, 2016	1,720,817	$74.40

As of December 31, 2016, there are 1.7 million RSUs outstanding with an intrinsic value of approximately $131 million.

Performance Units

The Company awarded performance units that contain both service and performance based vesting criteria. Vesting occurs if the recipient remains employed and depends on the degree to which the Company achieves certain cumulative adjusted diluted earnings per share goals during a three-year performance period (as defined in the award agreements). The fair value of these awards is equal to the closing price of the Company’s common stock on the grant date. All performance units outstanding at the date of the Merger were converted into time-based RSUs at 187% of target for performance units granted in 2015 and at 100% of target for performance units granted in 2016. Accordingly, as of December 31, 2016, there are no performance units outstanding.

The Company’s performance units activity in 2016 is as follows:

	Number of Performance Units	Weighted Average Grant- Date Fair Value
Non-vested at December 31, 2015	49,667	$64.93
Granted	119,839	$64.67
Additional goal achievement shares	12,727	$64.93
Vested	(59,830)	$64.79
Canceled performance units converted to RSUs	(122,403)	$64.74

Non-vested at December 31, 2016	—	$—

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Restricted Stock Awards

The restricted stock awards (“RSAs”) issued during 2016 vest either (i) in equal increments of 50% on each of the second and fourth anniversaries of the grant date; or (ii) one-third per year beginning on the first anniversary of the date of grant.

The Company’s RSA activity in 2016 is as follows:

	Number of RSAs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2015	—	$—
Granted	86,356	$81.06
Assumed – Merger	367,053	$80.20
Canceled	(86,356)	$81.06

Outstanding at December 31, 2016	367,053	$80.20

As of December 31, 2016, there are 0.4 million RSAs outstanding with an intrinsic value of approximately $28 million.

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to authorize payroll deductions of up to 10% of their base salary to be applied toward the purchase of full shares of the Company’s common stock on the last day of the offering period. Offering periods under the ESPP are six months in duration. Beginning April 1 and October 1 of each year. Participating employees purchase shares on the last day of each offering period at a discount of 15% of the closing price of the common stock on such date as reported on the NYSE. The aggregate number of shares of the Company’s common stock that may be issued under the ESPP may not exceed 2.5 million shares and no one employee may purchase any shares under the ESPP having a collective fair market value greater than $25,000 in any one calendar year. During 2016, 2015 and 2014, the Company issued 0.1 million shares, 0.1 million shares and 0.05 million shares, respectively, of common stock for purchases under the ESPP. Effective as of December 31, 2016, the ESPP was discontinued and participant contributions under the ESPP ceased. The final purchase of shares under the ESPP occurred on December 31, 2016.

Other

The Company sponsors a supplemental non-qualified deferred compensation plan, covering certain management employees, and maintains other statutory indemnity plans as required by local laws or regulations.

20. Related Party Transactions

The Company reimbursed its former Executive Chairman, who retired effective December 31, 2015 but remains a director of the Company, for business-related travel services he provided for himself and other Company employees with the use of his own airplane. In 2015 and 2014, the Company expensed approximately $1 million and $2 million, respectively, for such business-related travel expenses. The Company’s reimbursement obligations terminated effective December 31, 2015 in connection with its former Executive Chairman’s retirement.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

In January 2010, the Company entered into a collaboration agreement with a related party, HUYA Bioscience International, LLC (“HUYA”), to fund up to $2 million of its research and development activity for a specific compound. Under the agreement, the Company had the potential to receive additional consideration which contractually would not exceed $17 million excluding interest if certain events had occurred. In February 2015, the Company and HUYA agreed to terminate the collaboration agreement. In connection with the termination, HUYA paid the Company $5 million to satisfy all of HUYA’s various payment obligations under the collaboration agreement.

During 2016, 2015 and 2014, the Company entered into a number of contracts with HUYA, primarily in Asia, in which the Company will provide up to approximately $(8 million) net cancellations, $32 million and $0.4 million, respectively, of services on a fee for services basis at arm’s length and at market rates. In 2016, 2015 and 2014, the Company provided approximately $6 million, $7 million and $2 million, respectively, of services under these agreements.

The Company has entered into other transactions with related parties including investments in and advances to unconsolidated affiliates which are discussed in Note 4.

21. Operations by Geographic Location

The table below presents the Company’s operations by geographical location. The Company attributes revenues to geographical locations based upon where the services are performed. The Company’s operations within each geographical region are further broken down to show each country which accounts for 10% or more of the totals (in millions):

	Year Ended December 31,
	2016	2015	2014
Revenues:
Americas:
United States	$2,145	$1,788	$1,589
Other	233	185	195

Americas	2,378	1,973	1,784
Europe and Africa:
United Kingdom	461	410	402
Other	1,594	1,237	1,275

Europe and Africa	2,055	1,647	1,677
Asia-Pacific:
Japan	587	443	472
Other	344	263	232

Asia-Pacific	931	706	704

Revenues	5,364	4,326	4,165
Reimbursed expenses	1,514	1,411	1,295

Total revenues	$6,878	$5,737	$5,460

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

	As of December 31,
	2016	2015
Property, equipment and software, net:
Americas:
United States	$430	$170
Other	25	1

Americas	455	171
Europe and Africa:
United Kingdom	40	46
Other	214	32

Europe and Africa	254	78
Asia-Pacific:
Japan	36	13
Other	34	9

Asia-Pacific	70	22

Total property, equipment and software, net	$779	$271

22. Segments

The following table presents the Company’s operations by reportable segment. The Company is managed through three reportable segments, Commercial Solutions, Research & Development Solutions and Integrated Engagement Services. Commercial Solutions provides mission critical information, technology solutions and real-world insights and services to our life science clients. Research & Development Solutions, which primarily serves biopharmaceutical clients, is engaged in research and development and provides clinical research and clinical trial services. Integrated Engagement Services provides contract sales to both biopharmaceutical clients and the broader healthcare market.

Certain costs are not allocated to the Company’s segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses for corporate overhead functions such as senior leadership, finance, human resources, information technology, facilities and legal. The Company does not allocate depreciation and amortization, restructuring costs, merger related costs or impairment charges to its segments. Revenues and costs for reimbursed expenses are not allocated to the Company’s segments. Asset

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

information by segment is not presented, as this measure is not used by the chief operating decision maker to assess the performance of the Company. Information presented below is in millions:

	Year Ended December 31,
	2016	2015	2014
Revenues
Commercial Solutions	$1,096	$323	$230
Research & Development Solutions	3,472	3,159	3,050
Integrated Engagement Services	796	844	885

Total revenues	5,364	4,326	4,165
Costs of revenue
Commercial Solutions	644	239	174
Research & Development Solutions	1,953	1,779	1,764
Integrated Engagement Services	639	687	726

Total costs of revenue	3,236	2,705	2,664
Selling, general and administrative expenses
Commercial Solutions	216	65	52
Research & Development Solutions	577	556	542
Integrated Engagement Services	82	79	81
General corporate and unallocated	136	115	106

Total selling, general and administrative expenses	1,011	815	781
Segment profit
Commercial Solutions	236	19	4
Research & Development Solutions	942	824	744
Integrated Engagement Services	75	78	78

Total segment profit	1,253	921	826
General corporate and unallocated	(136)	(115)	(106)
Depreciation and amortization	(289)	(128)	(121)
Restructuring costs	(71)	(30)	(9)
Merger related costs	(87)	—	—
Impairment charges	(28)	(2)	—

Total income from operations	$642	$646	$590

23. Earnings Per Share

The following table reconciles the basic to diluted weighted average shares outstanding (in millions):

	Year Ended December 31,
	2016	2015	2014
Basic weighted average common shares outstanding	149.1	123.0	128.0
Effect of dilutive stock options and share awards	2.9	2.6	3.1

Diluted weighted average common shares outstanding	152.0	125.6	131.1

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The following table presents the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share if they are subject to performance conditions or if the effect of including such stock-based awards in the computation would be anti-dilutive (in millions):

	Year Ended December 31,
	2016	2015	2014
Shares subject to performance conditions	0.1	0.1	—
Shares subject to anti-dilutive stock-based awards	1.1	1.0	1.2

Total shares excluded from diluted earnings per share	1.2	1.1	1.2

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

24. Comprehensive Income

Below is a summary of the components of AOCI (in millions):

	Foreign Currency Translation	Marketable Securities	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2013	$(6)	$6	$(21)	$(5)	$26	$—
Other comprehensive (loss) income before reclassifications	(50)	(1)	(7)	(10)	7	(61)
Reclassification adjustments	—	(5)	9	—	(2)	2

Balance at December 31, 2014	(56)	—	(19)	(15)	31	(59)
Other comprehensive (loss) income before reclassifications	(61)	—	(13)	—	9	(65)
Reclassification adjustments	—	—	18	1	(6)	13

Balance at December 31, 2015	(117)	—	(14)	(14)	34	(111)
Other comprehensive (loss) income before reclassifications	(506)	—	(4)	34	(5)	(481)
Reclassification adjustments	—	—	28	1	(7)	22

Balance at December 31, 2016	$(623)	$—	$10	$21	$22	$(570)

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Below is a summary of the (gains) losses reclassified from AOCI into the consolidated statements of income and the affected financial statement line item (in millions):

	Affected Financial Statement Line Item	Year Ended December 31,
Reclassification Adjustments		2016	2015	2014
Marketable securities	Other expense (income), net	$—	$—	$(5)
Income tax expense		—	—	(2)

Total net of income taxes		$—	$—	$(3)

Derivative instruments:
Interest rate swaps and caps	Interest expense	6	$12	$12
Foreign exchange forward contracts	Revenues	19	6	(3)
Foreign exchange forward contracts	Other expense (income), net	3	—	—

Total before income taxes		28	18	9
Income tax benefit		7	6	4

Total net of income taxes		$21	$12	$5

Defined benefit plans:
Amortization of actuarial losses	See Note 19	$1	$1	$—
Income tax benefit		—	—	—

Total net of income taxes		$1	$1	—

25. Supplemental Cash Flow Information

The following table presents the Company’s supplemental cash flow information (in millions):

	Year Ended December 31,
	2016	2015	2014
Supplemental Cash Flow Information:
Interest paid	$124	$82	$94
Income taxes paid, net of refunds	106	121	139
Non-cash Investing Activities:
Fair value of consideration transferred in connection with business combinations	$10,425	$423	$—

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

26. Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s unaudited quarterly results of operations (in millions, except per share data):

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
Revenues	$1,108	$1,167	$1,136	$1,953
Income from operations	179	151	168	144
Net income	109	92	104	(175)
Net (income) loss attributable to non-controlling interests	(2)	(5)	(5)	(3)
Net income attributable to Quintiles IMS Holdings, Inc.	$107	$87	$99	$(178)

Basic earnings per share(1)	$0.89	$0.73	$0.83	$0.74

Diluted earnings per share(1)	$0.88	$0.71	$0.82	$0.74

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$1,030	$1,074	$1,093	$1,129
Income from operations	143	159	166	178
Net income	87	85	108	108
Net (income) loss attributable to non-controlling interests	—	—	2	(3)
Net income attributable to Quintiles IMS Holdings, Inc.	$87	$85	$110	$105

Basic earnings per share(1)	$0.69	$0.69	$0.91	$0.86

Diluted earnings per share(1)	$0.68	$0.67	$0.89	$0.85

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.
(2)	The fourth quarter of 2016 includes the results of operations of IMS Health since the date of the Merger on October 3, 2016.

27. Subsequent Event

On February 12, 2017, the Board increased the stock repurchase authorization under the Repurchase Program by $1.0 billion with approximately $1.5 billion remaining available for repurchases under the program. See Note 14 for additional information regarding the Repurchase Program.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as amended, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management’s report on internal control over financial reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the headings “Election of Directors,” and “Security Ownership of Certain Beneficial Owners and Management – [Section 16(a) Beneficial Ownership Reporting Compliance]” in our 2017 Proxy Statement to be filed with the SEC within 120 days after December 31, 2016 in connection with the solicitation of proxies for our 2017 annual meeting of stockholders (the “2017 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is set forth under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Named Executive Officers,” and “Compensation Committee Interlocks and Insider Participation” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the headings “Securities Authorized for Issuance Under Equity Compensation Plan” and “Security Ownership of Certain Beneficial Owners and Management” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is set forth under the headings “The Company’s Corporate Governance,” and “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is set forth under the headings “Proposal No. [5]: Ratification of the Appointment of the Independent Registered Public Accounting Firm—Fees Paid to Independent registered Public Accounting Firm” in the 2017 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial	Statements

The following consolidated financial statements of Quintiles IMS Holdings, Inc. and its subsidiaries, and the independent registered public accounting firm’s report thereon, are included in Part II, Item 8 of this report:

(2) Financial	Statement Schedules

Schedule I—Condensed Financial Information of Registrant (Parent Company Only)	148
Schedule II—Valuation and Qualifying Accounts	153

All other schedules are omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits

The exhibits in the accompanying Exhibit Index following the signature page are filed or furnished as a part of this report and are incorporated herein by reference. The Company agrees to furnish to the SEC, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of Quintiles IMS Holdings, Inc. and its subsidiaries on a consolidated basis.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUINTILES IMS HOLDINGS, INC.

By:	/s/ Michael R. McDonnell
Name: Michael R. McDonnell
Title: Executive Vice President and Chief Financial Officer

Date: February 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ARI BOUSBIB Ari Bousbib	Chairman, Chief Executive Officer and President; Director (Principal Executive Officer)	February 16, 2017

/S/ MICHAEL R. MCDONNELL Michael R. McDonnell	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2017

/S/ CHARLES E. WILLIAMS Charles E. Williams	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 16, 2017

/S/ DR. DENNIS B. GILLINGS, CBE Dr. Dennis B. Gillings, CBE	Lead Director	February 16, 2017

/S/ JOHN P. CONNAUGHTON John P. Connaughton	Director	February 16, 2017

/S/ JONATHAN J. COSLET Jonathan J. Coslet	Director	February 16, 2017

/S/ JOHN G. DANHAKL John G. Danhakl	Director	February 16, 2017

/S/ MICHAEL J. EVANISKO Michael J. Evanisko	Director	February 16, 2017

/S/ JAMES A. FASANO James A. Fasano	Director	February 16, 2017

Signature	Title	Date

/S/ JACK M. GREENBERG Jack M. Greenberg	Director	February 16, 2017

/S/ JOHN M. LEONARD, M.D. John M. Leonard, M.D.	Director	February 16, 2017

/S/ RONALD A. RITTENMEYER Ronald A. Rittenmeyer	Director	February 16, 2017

/S/ TODD B. SISITSKY Todd B. Sisitsky	Director	February 16, 2017

(2) Financial Statement Schedules

Schedule I—Condensed Financial Information of Registrant

QUINTILES IMS HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions)	2016	2015	2014
Selling, general and administrative expenses	$—	$1	$2
Merger related costs	21	—	—

Loss from operations	(21)	(1)	(2)
Interest income	—	—	—
Other expense, net	—	—	—

Loss before income taxes and equity in earnings of subsidiary	(21)	(1)	(2)
Income tax benefit	(4)	(1)	(1)

Loss before equity in earnings of subsidiary	(17)	—	(1)
Equity in earnings of subsidiary	132	387	357

Net income	$115	$387	$356

QUINTILES IMS HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2016	2015	2014
Net income	$115	$387	$356
Comprehensive income adjustments:
Unrealized (losses) gains on available-for-sale securities, net of income taxes	—	—	(1)
Unrealized (losses) gains on derivative instruments, net of income taxes of $3, ($4) and ($2)	(7)	(9)	(5)
Defined benefit plan adjustments, net of income taxes of $11, $— and ($3)	23	—	(7)
Foreign currency translation, net of income taxes of $(9), ($5) and ($2)	(497)	(56)	(48)
Reclassification adjustments:
Gains on marketable securities included in net income, net of income taxes of $—, $— and ($2)	—	—	(3)
Losses on derivative instruments included in net income, net of income taxes of $7, $6 and $4	21	12	5
Amortization of actuarial losses and prior service costs included in net income, net of income taxes	1	1	—

Comprehensive (loss) income	$(344)	$335	$297

QUINTILES IMS HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$12	$5
Income taxes receivable	4	—
Other current assets and receivables	—	—

Total current assets	16	5
Investment in subsidiary	8,631	—

Total assets	$8,647	$5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—

Total current liabilities	—	—
Investment in subsidiary	—	569
Payable to subsidiary	14	—

Total liabilities	14	569

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, 400.0 and 300.0 shares authorized at December 31, 2016 and 2015, respectively, $0.01 par value, 248.3 and 119.4 shares issued and outstanding at December 31, 2016 and 2015, respectively	10,602	9
Accumulated deficit	(399)	(462)
Treasury stock, at cost, 12.9 shares at December 31, 2016	(1,000)	—
Accumulated other comprehensive loss	(570)	(111)

Total stockholders’ equity (deficit)	8,633	(564)

Total liabilities and stockholders’ equity (deficit)	$8,647	$5

QUINTILES IMS HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2016	2015	2014

Operating activities:
Net income	$115	$387	$356
Adjustments to reconcile net income to cash provided by operating activities:
Subsidiary loss (income)	91	56	(27)
Change in operating assets and liabilities:
Accounts receivable and unbilled services	—	—	3
Income taxes payable and other liabilities	(5)	—	(1)

Net cash provided by operating activities	201	443	331
Investing activities:
Investment in subsidiary, net of dividends received	791	—	—

Net cash provided by investing activities	791	—	—
Financing activities:
Stock issued under employee stock purchase and option plans	97	64	35
Repurchase of common stock	(1,097)	(515)	(415)
Repurchase of stock options	—	—	(8)
Intercompany with subsidiary	15	1	(3)

Net cash (used in) provided by financing activities	(985)	(450)	(391)

(Decrease) increase in cash and cash equivalents	7	(7)	(60)
Cash and cash equivalents at beginning of period	5	12	72

Cash and cash equivalents at end of period	$12	$5	$12

QUINTILES IMS HOLDINGS, INC. (PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of Quintiles IMS Holdings, Inc.’s (the “Company”) wholly-owned subsidiary, Quintiles IMS Incorporated exceed 25% of the consolidated net assets of the Company. The ability of Quintiles IMS Incorporated to pay dividends may be limited due to the restrictive covenants in the agreements governing its credit arrangements.

These condensed parent company financial statements include the accounts of Quintiles IMS Holdings, Inc. on a standalone basis (the “Parent”) and the equity method of accounting is used to reflect ownership interest in its subsidiary. Refer to the consolidated financial statements and notes presented elsewhere herein for additional information and disclosures with respect to these financial statements.

Since the Parent is part of a group that files a consolidated income tax return, in accordance with ASC 740, a portion of the consolidated amount of current and deferred income tax expense of the Company has been allocated to the Parent. The income tax benefit of $4 million, $1 million and $1 million in 2016, 2015 and 2014, respectively, represents the income tax benefit that will be or were already utilized in the Company’s consolidated United States federal and state income tax returns. If the Parent was not part of these consolidated income tax returns, it would not be able to recognize any income tax benefit, as it generates no revenue against which the losses could be used on a separate filer basis.

Below is a summary of the dividends paid to the Parent by Quintiles IMS Incorporated in 2016, 2015 and 2014 (in millions):

Amount
Paid in December 2016	$503
Paid in November 2016	422
Paid in June 2016	89

Total paid in 2016	$1,014

Paid in December 2015	$1
Paid in November 2015	223
Paid in May 2015	220

Total paid in 2015	$444

Paid in November 2014	$234
Paid in May 2014	87
Paid in January 2014	8

Total paid in 2014	$329

Schedule II—Valuation and Qualifying Accounts

Deferred Tax Asset Valuation Allowance

Information presented below is in millions:

		Additions
	Balance at Beginning of Year	Charged to Expenses	Charged to Other Accounts(a)	Deductions(b)	Balance at End of Year
December 31, 2016	$22	$10	$129	$ (8)	$153
December 31, 2015	$25	$2	$—	$ (5)	$22
December 31, 2014	$30	$11	$—	$ (16)	$25

(a)	Recorded through purchase accounting transaction.
(b)	Impact of reductions recorded to expense and translation adjustments.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

2.1*	Agreement and Plan of Merger, dated as of May 3, 2016, by and between Quintiles Transnational Holdings Inc. and IMS Health Holdings, Inc. (which includes the Plan of Conversion dated as of May 3, 2016 as Exhibit A thereto).		8-K	001-35907	2.1	May 3, 2016

3.1	Second Amended and Restated Articles of Incorporation of Quintiles Transnational Holdings Inc.		S-1/A	333-186708	3.1	May 6, 2013

3.2	Third Amended and Restated Bylaws of Quintiles Transnational Holdings Inc.		S-3	333-199843	3.2	November 4, 2014

3.3	Articles of Conversion, as filed with the North Carolina Secretary of State on October 3, 2016.		8-K	001-35907	3.1	October 3, 2016

3.4	Certificate of Conversion, as filed with the Delaware Secretary of State on October 3, 2016.		8-K	001-35907	3.2	October 3, 2016

3.5	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 3, 2016.		8-K	001-35907	3.3	October 3, 2016

3.6	Amended and Restated Bylaws, effective October 3, 2016.		8-K	001-35907	3.4	October 3, 2016

4.1	Specimen Common Stock Certificate of Quintiles Transnational Holdings Inc.		S-1/A	333-186708	4.1	April 26, 2013

4.2	Second Amended and Restated Registration Rights Agreement, dated May 14, 2013, among Quintiles Transnational Holdings Inc. and the stockholders identified therein.		8-K	001-35907	4.1	May 15, 2013

4.3	Amendment No. 1, dated February 5, 2015, to Second Amended and Restated Registration Rights Agreement, dated May 14, 2013, among Quintiles Transnational Holdings Inc. and the stockholders identified therein.		8-K	001-35907	4.1	February 6, 2015

4.4	Indenture dated as of May 12, 2015, among Quintiles Transnational Corp., the subsidiary guarantors listed therein and U.S. Bank National Association as trustee.		8-K	001-35907	4.1	May 13, 2015

4.5	Form of 4.875% Rule 144A Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.4).		8-K	001-35907	4.2	May 13, 2015

4.6	Form of 4.875% Regulation S Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.4).		8-K	001-35907	4.3	May 13, 2015

4.7	Indenture, dated as of September 28, 2016, among Quintiles IMS Incorporated, the Guarantors listed therein and U.S. Bank National Association, as Trustee.		8-K	001-35907	4.1	October 3, 2016

4.8	Senior Note Indenture, dated as of October 24, 2012, among IMS Health Incorporated, as Issuer, the Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.		IMS Health S-1	333-193159	4.9	January 2, 2014

4.9	Senior Note Indenture, dated as of March 30, 2015, among IMS Health Incorporated, as Issuer, the Guarantors party thereto, and Deutsche Trustee Company Limited, as Trustee.		IMS Health 10-Q	001-36381	4.1	May 15, 2015

10.1	Credit Agreement, dated June 8, 2011, among Quintiles Transnational Corp., as the Borrower, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.		S-1	333-186708	10.1	February 15, 2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.2	Amendment No. 1, dated October 22, 2012, to Credit Agreement, dated June 8, 2011, among Quintiles Transnational Corp., as the Borrower, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.		S-1	333-186708	10.2	February 15, 2013

10.3	Amendment No. 2, dated December 20, 2012, to Credit Agreement, dated June 8, 2011, among Quintiles Transnational Corp., as the Borrower, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.		S-1	333-186708	10.3	February 15, 2013

10.4	Amendment No. 3, dated December 20, 2013, to Credit Agreement, dated June 8, 2011, among Quintiles Transnational Corp., as the Borrower, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.		8-K	001-35907	10.1	December 20, 2013

10.5	Amendment No. 4, dated November 7, 2014, to Credit Agreement, dated June 8, 2011, among Quintiles Transnational Corp., as the Borrower, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.		8-K	001-35907	10.1	November 10, 2014

10.6	Credit Agreement dated May 12, 2015, among Quintiles Transnational Corp., as the borrower, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, a Swing Line Leader and an L/C Issuer		8-K	001-35907	10.1	May 13, 2015

10.7	Third Amended and Restated Credit Agreement, dated as of March 17, 2014, among IMS Health Incorporated, as the Parent Borrower, IMS AG, as a Borrower, IMS Japan K.K., as a Borrower, Healthcare Technology Intermediate Holdings, Inc., as Holdings, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.		IMS Health S-1/A	333-193159	10.32	March 24, 2014

10.8	Amendment No. 1, dated May 11, 2015, to Third Amended and Restated Credit and Guaranty Agreement, dated as of March 17, 2014, among IMS Health Incorporated, as the Parent Borrower, IMS AG, as a Borrower, IMS Japan K.K., as a Borrower, Healthcare Technology Intermediate Holdings, Inc., as Holdings, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.		IMS Health 10-Q	001-36381	10.1	May 15, 2015

10.9	Amendment No. 2, dated January 15, 2016, to Third Amended and Restated Credit and Guaranty Agreement, dated as of March 17, 2014, among IMS Health Incorporated, as the Parent Borrower, IMS AG, as a Borrower, IMS Japan K.K., as a Borrower, Healthcare Technology Intermediate Holdings, Inc., as Holdings, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.		IMS Health 8-K	001-36381	10.1	January 21, 2016

10.10	Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of October 3, 2016, among Quintiles IMS Incorporated, IMS AG, IMS Japan K.K., Quintiles IMS Holdings, Inc., the Guarantors party thereto, Bank of America N.A., as Administrative Agent and Collateral Agent, and the other Lenders party thereto, the Incremental Term A-3 Lenders party thereto and the Incremental Revolving Credit Lenders party thereto.		8-K	001-35907	10.9	October 3, 2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.11	Senior Note Purchase Agreement, dated September 14, 2016, between IMS Health Incorporated, a wholly owned subsidiary of IMS Health Holdings, Inc., and the representative of the initial purchasers named therein.		10-Q	001-35907	10.10	November 3, 2016

10.12	Amended and Restated Pledge and Security Agreement, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., IMS Health Incorporated, each of the grantors party thereto, and Bank of America, N.A., as Administrative Agent.		IMS Health S-1/A	333-193159	10.33	March 24, 2014

10.13	U.S. Guaranty, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., as Holdings, IMS Health Incorporated, as Parent Borrower, the other Guarantors party thereto from time to time, and Bank of America, N.A., as Administrative Agent.		IMS Health S-1/A	333-193159	10.34	March 24, 2014

10.14	Purchase and Sale Agreement, dated December 5, 2014, among Quintiles, Inc., as originator and initial servicer, Quintiles Laboratories, LLC, as originator, Quintiles Commercial US, Inc., as originator, and Quintiles Funding LLC, as buyer.		8-K	001-35907	10.1	December 8, 2014

10.15	Receivables Financing Agreement, dated December 5, 2014, among Quintiles Funding LLC, as borrower, Quintiles, Inc., as initial servicer, PNC Bank, N.A., as administrative agent and lender, and the additional persons from time to time party thereto as lenders.		8-K	001-35907	10.2	December 8, 2014

10.16	Assignment and Assumption Agreement, dated December 10, 2009, between Quintiles Transnational Corp. and Quintiles Transnational Holdings Inc.		S-1	333-186708	10.12	February 15, 2013

10.17	Amended and Restated Stockholders Agreement, dated February 5, 2015, among Quintiles Transnational Holdings Inc. and the stockholders identified therein.		8-K	001-35907	10.1	February 6, 2015

10.18	Stockholders Agreement, dated May 3, 2016, among Quintiles Transnational Holdings Inc. and the stockholders identified therein.		8-K	001-35907	10.4	May 3, 2016

10.19	Voting Agreement, dated May 3, 2016, by and among Quintiles Transnational Holdings Inc. and affiliates of TPG Global, LLC.		8-K	001-35907	10.1	May 3, 2016

10.20	Voting Agreement, dated May 3, 2016, by and between Quintiles Transnational Holdings Inc. and CPP Investment Board Private Holdings Inc.		8-K	001-35907	10.2	May 3, 2016

10.21	Voting Agreement, dated May 3, 2016, by and between Quintiles Transnational Holdings Inc. and Leonard Green & Partners, L.P.		8-K	001-35907	10.3	May 3, 2016

10.22	Share Repurchase Agreement, dated May 27, 2014, between Quintiles Transnational Holdings Inc. and TPG Quintiles Holdco, L.P.		8-K	001-35907	10.1	May 28, 2014

10.23†	Form of Director Indemnification Agreement.		S-1/A	333-186708	10.13	April 19, 2013

10.24	Form of Indemnification Agreement with each of the non-management directors of Quintiles IMS Holdings Inc.		8-K	001-35907	10.8	October 3, 2016

10.25†	Description of Independent Director Compensation, effective February 5, 2015.		8-K	001-35907	10.2	February 6, 2015

10.26†	Description of Independent Director Compensation, effective January 1, 2016.		10-K	001-35907	10.56	February 11, 2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.27	Description of Non-Employee Director Compensation, effective as of January 1, 2017.	X

10.28†	Form of Non-Competition, Non-Solicitation, Confidentiality and IP Agreement.		8-K	001-35907	10.2	October 19, 2015

10.29†	Quintiles Transnational Holdings Inc. Annual Management Incentive Plan.		S-1/A	333-186708	10.57	April 19, 2013

10.30†	Quintiles Transnational Holdings Inc. 2003 Stock Incentive Plan.		S-1	333-186708	10.14	February 15, 2013

10.31†	Form of Stock Option Award Agreement under the Quintiles Transnational Holdings Inc. 2003 Stock Incentive Plan.		S-1	333-186708	10.15	February 15, 2013

10.32†	Form of Restricted Stock Purchase Agreement under the Quintiles Transnational Holdings Inc. 2003 Stock Incentive Plan.		S-1	333-186708	10.16	February 15, 2013

10.33†	Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.		S-1	333-186708	10.17	February 15, 2013

10.34†	Form of Stock Option Award Agreement for Senior Executives under the Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.		S-1	333-186708	10.18	February 15, 2013

10.35†	Form of Stock Option Award Agreement for Non-Employee Directors under the Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.		S-1	333-186708	10.19	February 15, 2013

10.36†	Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.22	April 19, 2013

10.37†	Form of Award Agreement Awarding Nonqualified Stock Options to Employees under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.23	April 19, 2013

10.38†	Form of Award Agreement Awarding Incentive Stock Options to Employees under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		10-Q	001-35907	10.2	May 1, 2014

10.39†	Form of Award Agreement Awarding Nonqualified Stock Options to Non-Employee Directors under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.24	April 19, 2013

10.40†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.56	April 19, 2013

10.41	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.	X

10.42†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan prior to February 2015.		8-K	001-35907	10.1	November 26, 2013

10.43†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan effective February 2015.		10-K	001-35907	10.34	February 12, 2015

10.44†	Form of Award Agreement Awarding Performance Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		10-K	001-35907	10.35	February 12, 2015

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.45	Form of Award Agreement Awarding Performance Shares under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.	X

10.46	Form of Restricted Stock Award Agreement under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		10-Q	001-35907	10.3	November 3, 2016

10.47	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.	X

10.48	Quintiles IMS Holdings, Inc. Defined Contribution Executive Retirement Plan.		8-K	001-35907	10.7	October 3, 2016

10.49	IMS Health Incorporated Defined Contribution Executive Retirement Plan, as amended and restated.		IMS Health S-1	333-193159	10.10	January 2, 2014

10.50	First Amendment to the IMS Health Incorporated Retirement Excess Plan, dated March 17, 2009.		IMS Health S-1	333-193159	10.12	January 2, 2014

10.51	Second Amendment to the IMS Health Incorporated Retirement Excess Plan, dated December 8, 2009.		IMS Health S-1	333-193159	10.13	January 2, 2014

10.52	Third Amendment to the IMS Health Incorporated Retirement Excess Plan, dated April 5, 2011.		IMS Health S-1	333-193159	10.14	January 2, 2014

10.53	Fourth Amendment to the IMS Health Incorporated Retirement Excess Plan (effective May 3, 2016).		IMS Health 10-Q	001-36381	10.3	July 28, 2016

10.54	Quintiles IMS Holdings, Inc. 2010 Equity Incentive Plan.		8-K	001-35907	10.5	October 3, 2016

10.55	Healthcare Technology Holdings, Inc. 2010 Equity Incentive Plan, as amended and restated.		IMS Health S-1/A	333-193159	10.16	February 13, 2014

10.56	Form of IMS Time-and Performance-Based Stock Option Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.17	January 2, 2014

10.57	Form of IMS Time-Based Stock Option Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.18	January 2, 2014

10.58	Form of IMS Director Stock Option Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.19	January 2, 2014

10.59	Form of IMS Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.20	January 2, 2014

10.60	Form of IMS Director Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.21	January 2, 2014

10.61	Form of IMS Rollover Stock Appreciation Right Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.22	January 2, 2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.62	IMS Health Incorporated Savings Equalization Plan, as amended and restated effective as of January 1, 2011.		IMS Health S-1	333-193159	10.15	January 2, 2014

10.63	2013 IMS Health Annual Incentive Compensation Plan.		IMS Health S-1	333-193159	10.6	January 2, 2014

10.64	Quintiles IMS Holdings, Inc. 2014 Incentive and Stock Award Plan.		8-K	001-35907	10.6	October 3, 2016

10.65	Form of IMS Stock Appreciation Rights Agreement under the 2014 Incentive and Stock Award Plan.		IMS Health 8-K	001-36381	10.1	February 10, 2015

10.66	Form of IMS Performance Share Award Agreement under the 2014 Incentive and Stock Award Plan.		IMS Health 8-K	001-36381	10.2	February 10, 2015x

10.67	2014 IMS Health Annual Incentive Plan.		IMS Health S-1/A	333-193159	10.30	March 10, 2014

10.68†	Quintiles Transnational Holdings Inc. Change of Control Severance Plan, which covers among others our executive officers.		8-K	001-35907	10.1	November 6, 2015

10.69	Quintiles IMS Incorporated Employee Protection Plan, effective January 1, 2017.	X

10.70	IMS Health Incorporated Employee Protection Plan and Summary Plan Description (as Amended and Restated effective January 1, 2014).		IMS Health 10-Q	001-3681	10.1	July 28, 2016

10.71	First Amendment to the IMS Health Incorporated Employee Protection Plan and Summary Plan Description (effective June 1, 2016).		IMS Health 10-Q	001-3681	10.2	July 28, 2016

10.72†	Quintiles Transnational Corp. 401(k) Restoration Plan, effective January 1, 2016		8-K	001-35907	10.1	December 18, 2015

10.73†	Quintiles Transnational Holdings Inc. Employee Stock Purchase Plan.		S-8	333-193212	10.1	January 6, 2014

10.74†	First Amendment to Quintiles Transnational Holdings Inc. Employee Stock Purchase Plan.		10-K	001-35907	10.37	February 12, 2015

10.75†	Sub-Plan to the Employee Stock Purchase Plan, effective 2015.		10-Q	001-35907	10.1	July 29, 2015

10.76	Quintiles IMS Incorporated Savings Equalization Plan, effective December 31, 2016.	X

10.77†	Quintiles Transnational Corp. Elective Deferred Compensation Plan, as amended and restated.		10-Q	001-35907	10.1	October 28, 2015

10.78	Quintiles IMS Holdings Inc. Non-Employee Director Deferral Plan, effective January 1, 2017.	X

10.79	Amended and Restated Employment Agreement among IMS Health Holdings, Inc., IMS Health Incorporated and Ari Bousbib, dated February 12, 2014.		IMS Health S-1/A	333-193159	10.25	March 10, 2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.80	Senior Management Nonstatutory Option Agreement between Healthcare Technology Holdings, Inc. and Ari Bousbib, dated December 1, 2010.		IMS Health S-1/A	333-193159	10.23	February 13, 2014

10.81	Senior Management Nonstatutory Option Agreement between Healthcare Technology Holdings, Inc. and Ari Bousbib, dated December 1, 2010.		IMS Health S-1/A	333-193159	10.24	February 13, 2014

10.82	Restricted Stock Unit Award Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated February 12, 2014, incorporated herein by reference to Amendment 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 10, 2014.		IMS Health S-1/A	333-193159	10.29	March 10, 2014

10.83	Amendment No. 1, dated December 31, 2015, to Restricted Stock Unit Award Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated February 12, 2014.		IMS Health 10-K	001-36381	10.33	February 19, 2016

10.84	Stock Appreciation Rights Agreement between IMS Health Holdings, Inc. and Ari Bousbib, dated February 10, 2015.		IMS Health 10-K	001-36381	10.34	February 19, 2016

10.85	Amendment No. 1, dated December 31, 2015, to Stock Appreciation Rights Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated February 10, 2015.		IMS Health 10-K	001-36381	10.35	February 19, 2016

10.86	Restricted Stock Award Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated December 31, 2015.		IMS Health 10-K	001-36381	10.36	February 19, 2016

10.87	Letter Agreement, dated May 3, 2016, between Quintiles Transnational Holdings Inc. and Ari Bousbib.		8-K	001-35907	10.6	May 3, 2016

10.88†	Executive Employment Agreement, dated September 25, 2003, among Dennis B. Gillings, Pharma Services Holding, Inc. and Quintiles Transnational Corp.		S-1	333-186708	10.26	February 15, 2013

10.89†	Assignment and Assumption Agreement, dated March 31, 2006, among Pharma Services Holding, Inc., Quintiles Transnational Corp., and Dennis B. Gillings.		S-1	333-186708	10.27	February 15, 2013

10.90†	Amendment, dated February 1, 2008, to Executive Employment Agreement, dated September 25, 2003, between Dennis B. Gillings and Quintiles Transnational Corp.		S-1	333-186708	10.28	February 15, 2013

10.91†	Agreement and Amendment, effective December 12, 2008, to Executive Employment Agreement, dated September 25, 2003, between Dennis B. Gillings and Quintiles Transnational Corp.		S-1	333-186708	10.29	February 15, 2013

10.92†	Third Amendment, dated December 31, 2008, to Executive Employment Agreement, dated September 25, 2003, between Dennis B. Gillings and Quintiles Transnational Corp.		S-1	333-186708	10.30	February 15, 2013

10.93†	Fourth Amendment, dated December 14, 2009, to Executive Employment Agreement, dated September 25, 2003, between Dennis B. Gillings and Quintiles Transnational Corp.		S-1	333-186708	10.31	February 15, 2013

10.94†	Fifth Amendment, dated April 18, 2013, to Executive Employment Agreement, dated September 25, 2003, between Dennis B. Gillings and Quintiles Transnational Corp.		S-1/A	333-186708	10.32	April 19, 2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.95	Rollover Agreement, dated August 28, 2003, among Pharma Services Holding, Inc., Dennis B. Gillings, Joan H. Gillings, Susan Ashley Gillings, the Gillings Family Foundation, the Gillings Limited Partnership and the GFEF Limited Partnership.		S-1	333-186708	10.33	February 15, 2013

10.96	Amendment No. 1, dated September 23, 2003, to Rollover Agreement, dated August 28, 2003, among Pharma Services Holding, Inc., Dennis B. Gillings, Joan H. Gillings, Susan Ashley Gillings, the Gillings Family Foundation, the Gillings Limited Partnership and the GFEF Limited Partnership.		S-1	333-186708	10.34	February 15, 2013

10.97†	Stock Option Award Agreement, dated June 30, 2008, between Quintiles Transnational Corp. and Dennis B. Gillings.		S-1	333-186708	10.35	February 15, 2013

10.98	Letter Agreement, dated May 3, 2016, between Quintiles Transnational Holdings Inc. and Dennis B. Gillings, CBE.		8-K	001-35907	10.5	May 3, 2016

10.99†	Letter Agreement, dated October 14, 2015, between Michael McDonnell and Quintiles Transnational Corp.		8-K	001-35907	10.3	October 19, 2015

10.100†	Initial Award Agreement Awarding Restricted Stock Units to Michael McDonnell under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		10-K	001-35907	10.29	February 11, 2016

10.101	Letter agreement between the Company and Michael R. McDonnell effective on October 3, 2016.		8-K	001-35907	10.1	October 3, 2016

10.102†	Executive Employment Agreement, dated November 1, 2012, between James H. Erlinger III and Quintiles Transnational Corp.		10-K	001-35907	10.63	February 12, 2015

10.103	Letter agreement between the Company and James H. Erlinger III effective on October 3, 2016.		8-K	001-35907	10.2	October 3, 2016

10.104	Letter Agreement between the Company and W. Richard Staub, III, effective on December 1, 2016.	X

10.105†	Executive Employment Agreement, effective April 30, 2012, between Thomas H. Pike and Quintiles Transnational Corp.		S-1	333-186708	10.36	February 15, 2013

10.106†	Subscription Agreement, effective May 31, 2012, between Thomas H. Pike and Quintiles Transnational Holdings Inc.		S-1	333-186708	10.37	February 15, 2013

10.107†	Stock Option Award Agreement, dated May 10, 2012, between Quintiles Transnational Holdings Inc. and Thomas H. Pike.		S-1	333-186708	10.38	February 15, 2013

10.108†	Stock Option Award Agreement, dated May 31, 2012, between Quintiles Transnational Holdings Inc. and Thomas H. Pike.		S-1	333-186708	10.39	February 15, 2013

10.109†	First Amendment, dated May 3, 2016, to Executive Employment Agreement, dated April 12, 2012, between Thomas H. Pike and Quintiles Transnational Corp.		8-K	001-35907	10.7	May 3, 2016

10.110	Second Amendment to Executive Employment Agreement, dated November 29, 2016, by and among Mr. Pike, Quintiles, Inc., and Quintiles IMS Holdings, Inc.		8-K	001-35907	10.1	November 30, 2016

10.111†	Executive Employment Agreement, effective July 30, 2010, between Kevin K. Gordon and Quintiles Transnational Corp.		S-1	333-186708	10.40	February 15, 2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.112†	First Amendment to Employment Agreement, dated November 22, 2010, to Executive Employment Agreement, effective July 30, 2010, between Kevin K. Gordon and Quintiles Transnational Corp.		S-1	333-186708	10.41	February 15, 2013

10.113†	Second Amendment, dated October 14, 2015, to Executive Employment Agreement, effective July 30, 2010, between Kevin K. Gordon and Quintiles Transnational Corp.		8-K	001-35907	10.1	October 19, 2015

21.1	List of Subsidiaries of Quintiles IMS Holdings, Inc.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	X

†	Indicates management contract or compensatory plan or arrangement.
*	The Merger Agreement and the description thereof included herein have been included to provide investors and stockholders with information regarding the terms of the agreement. They are not intended to provide any other factual information about Quintiles or IMS Health or their respective subsidiaries or affiliates or stockholders. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of the Merger Agreement as of the specific dates therein, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk among the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by Quintiles or IMS Health. Accordingly, investors should read the representations and warranties in the Merger Agreement not in isolation but only in conjunction with the other information about Quintiles or IMS Health and their respective subsidiaries that the respective companies include in reports, statements and other filings they make with the United States Securities and Exchange Commission.