Form 10-Q
period 2017-03-31
Quintiles IMS Holdings, Inc.
filed 2017-05-08
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	220,040,694 shares outstanding as of May 3, 2017

QUINTILES IMS HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2017	2016
Revenues	$1,911	$1,108
Reimbursed expenses	411	382
Total revenues	2,322	1,490
Costs of revenue, exclusive of depreciation and amortization	1,112	694
Costs of revenue, reimbursed expenses	411	382
Selling, general and administrative expenses	380	200
Depreciation and amortization	232	32
Restructuring costs	19	3
Income from operations	168	179
Interest income	(2)	(1)
Interest expense	75	26
Loss on extinguishment of debt	3	—
Other expense, net	3	5
Income before income taxes and equity in (losses) earnings of unconsolidated affiliates	89	149
Income tax expense	12	43
Income before equity in (losses) earnings of unconsolidated affiliates	77	106
Equity in (losses) earnings of unconsolidated affiliates	(1)	3
Net income	76	109
Net income attributable to non-controlling interests	(2)	(2)
Net income attributable to Quintiles IMS Holdings, Inc.	$74	$107
Earnings per share attributable to common stockholders:
Basic	$0.32	$0.89
Diluted	$0.31	$0.88
Weighted average common shares outstanding:
Basic	230.1	119.4
Diluted	234.9	121.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Net income	$76	$109
Comprehensive income adjustments:
Unrealized (losses) gains on derivative instruments, net of income taxes of $1 and ($4)	1	(9)
Foreign currency translation, net of income taxes of ($1) and ($1)	122	8
Reclassification adjustments:
Losses on derivative instruments included in net income, net of income taxes of $— and $2	2	4
Comprehensive income	201	112
Comprehensive (income) loss attributable to non-controlling interests	(1)	—
Comprehensive income attributable to Quintiles IMS Holdings, Inc.	$200	$112

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
(in millions, except per share data)	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$862	$1,198
Trade accounts receivable and unbilled services, net	1,779	1,707
Prepaid expenses	134	123
Income taxes receivable	28	34
Investments in debt, equity and other securities	43	40
Other current assets and receivables	271	235
Total current assets	3,117	3,337
Property and equipment, net	410	406
Investments in debt, equity and other securities	7	13
Investments in unconsolidated affiliates	65	69
Goodwill	10,915	10,727
Other identifiable intangibles, net	6,398	6,390
Deferred income taxes	92	89
Deposits and other assets	179	177
Total assets	$21,183	$21,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,627	$1,743
Unearned income	791	774
Income taxes payable	75	76
Current portion of long-term debt and obligations held under capital leases	91	92
Other current liabilities	12	20
Total current liabilities	2,596	2,705
Long-term debt and obligations held under capital leases, less current portion	8,254	7,108
Deferred income taxes	2,140	2,133
Other liabilities	393	402
Total liabilities	13,383	12,348
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized at March 31, 2017 and December 31, 2016, $0.01 par value, 249.5 and 248.3 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	10,656	10,602
Accumulated deficit	(325)	(399)
Treasury stock, at cost, 29.8 and 12.9 shares at March 31, 2017 and December 31, 2016, respectively	(2,316)	(1,000)
Accumulated other comprehensive loss	(444)	(570)
Equity attributable to Quintiles IMS Holdings, Inc.’s stockholders	7,571	8,633
Non-controlling interests	229	227
Total stockholders’ equity	7,800	8,860
Total liabilities and stockholders’ equity	$21,183	$21,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Operating activities:
Net income	$76	$109
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	232	32
Amortization of debt issuance costs and discount	2	2
Amortization of accumulated other comprehensive loss on terminated interest rate swaps	3	3
Stock-based compensation	26	9
Loss from unconsolidated affiliates	11	2
(Benefit from) provision for deferred income taxes	(64)	5
Excess income tax benefits from stock-based award activities	—	(3)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(43)	23
Change in other operating assets and liabilities	(187)	(70)
Net cash provided by operating activities	56	112
Investing activities:
Acquisition of property, equipment and software	(78)	(26)
Acquisition of businesses, net of cash acquired	(150)	—
Purchase of trading securities	(1)	(37)
Proceeds from corporate owned life insurance policies	—	21
Investments in unconsolidated affiliates, net of payments received	(1)	(2)
Other	(10)	1
Net cash used in investing activities	(240)	(43)
Financing activities:
Proceeds from issuance of debt	3,998	—
Payment of debt issuance costs	(18)	—
Repayment of debt and principal payments on capital lease obligations	(2,491)	(12)
Proceeds from revolving credit facility	490	—
Repayment of revolving credit facility	(865)	—
Stock issued under employee stock purchase and option plans	29	5
Repurchase of common stock	(1,316)	—
Distributions to non-controlling interest	(3)	—
Excess income tax benefits from stock-based award activities	—	2
Net cash used in financing activities	(176)	(5)
Effect of foreign currency exchange rate changes on cash	24	12
(Decrease) increase in cash and cash equivalents	(336)	76
Cash and cash equivalents at beginning of period	1,198	977
Cash and cash equivalents at end of period	$862	$1,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

The Company

Conducting business in more than 100 countries with over 50,000 employees, Quintiles IMS Holdings, Inc. (together with its subsidiaries (the “Company” or “QuintilesIMS”) is a leading worldwide integrated information and technology-enabled healthcare service provider worldwide, dedicated to helping its clients improve their clinical, scientific and commercial results.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements of the Company but does not include all the disclosures required by GAAP.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation, including the reclassification of depreciation and amortization from costs of revenue and selling, general and administrative expenses to a separate caption on the accompanying condensed consolidated statements of income. These changes had no effect on previously reported total revenues, net income, comprehensive income, stockholders’ equity or cash flows.

Income Taxes

Income tax expense includes United States federal, state and international income taxes. Certain items of income and expense are not reported in income tax returns and financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. In addition, the Company does not consider the historical undistributed foreign earnings of most of its foreign subsidiaries to be indefinitely reinvested. The Company does consider the majority of its current year undistributed foreign earnings to be indefinitely reinvested. To the extent undistributed foreign earnings are not indefinitely reinvested, the Company records deferred income taxes on these earnings. Interest and penalties related to unrecognized income tax benefits are recognized as a component of income tax expense.

Recently Issued Accounting Standards

Accounting pronouncement adopted

In March 2016, the United States Financial Accounting Standards Board (“FASB”) issued new accounting guidance which simplifies several aspects of the accounting for employee stock-based compensation transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and the classification of excess income tax benefits on the statement of cash flows. The Company adopted this new accounting guidance prospectively on January 1, 2017. Under the new accounting guidance, excess income tax benefits related to stock-based awards are reflected as a reduction of income tax expense on the statements of income and as cash provided from operating activities on the statements of cash flows. In the prior periods, these tax benefits were reflected directly in additional paid in capital and as cash provided from financing activities. The adoption of this new accounting guidance did not impact the Company’s recognition of its stock-based compensation expense or its presentation of cash flows related to employee taxes paid for withheld shares.

Accounting pronouncements being evaluated

In March 2017, the FASB issued new accounting guidance which requires the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs, and requires that the other components of net periodic benefit expense be recognized in the non-operating section of the income statement. In addition, only the service cost component of net periodic benefit expense is eligible for capitalization when applicable.  The new accounting guidance will be effective for the Company on January 1, 2018. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

In January 2017, the FASB issued new accounting guidance that changes the definition of a business to clarify when a set of assets does not constitute a business. Under the new definition, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is generally not a business. The new accounting guidance will be effective for the Company on January 1, 2018. The adoption of this new accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB and the International Accounting Standards Board issued a converged standard on the recognition of revenue from contracts with clients. The objective of the new standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to clients in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The Company has concluded that the majority of the clinical trial arrangements in its Research & Development Solutions segment will represent a single performance obligation.  The Company expects to account for revenue for this single performance obligation over time using project cost as an input method to measure progress.  Our arrangements in the Commercial Solutions and Integrated Engagement Services segments are generally multiple element arrangements under which current rules require the deferral of revenue when payment on a delivered unit of accounting is contingent on performing on a future unit of accounting.  We currently anticipate that under the new standard these arrangements will consist of multiple performance obligations and that such deferral of revenue will in some cases be lower (or zero) when management determines that it is probable that performance on the future performance obligation will occur. The new standard will require expanded disclosures on revenue recognition, including information about changes in assets and liabilities that result from contracts with clients. The new standard allows for either a retrospective or prospective approach to transition upon adoption. The new standard will be effective for annual reporting periods beginning after December 15, 2017. The Company will adopt the new standard on January 1, 2018. The Company is still evaluating the impact of this new standard as well as the transition approach that will be used upon adoption.

2. Employee Stock Compensation

Stock Incentive Plans

The Company granted the following number of stock-based awards:

	Three Months Ended March 31,
	2017	2016
Stock options	—	744,300
Stock appreciation rights - stock settled	1,864,191	—
Stock appreciation rights - cash settled	15,227	25,200
Restricted stock awards	254,582	—
Restricted stock units - stock settled	—	289,771
Restricted stock units - cash settled	3,715	—
Performance awards	76,374	—
Performance units	417,259	119,839

The Company had the following number of stock-based awards outstanding:

	March 31, 2017	December 31, 2016
Stock options	6,442,613	7,251,339
Stock appreciation rights - stock settled	3,121,181	1,313,322
Stock appreciation rights - cash settled	453,353	479,176
Restricted stock awards	621,635	367,053
Restricted stock units - stock settled	1,572,633	1,720,817
Restricted stock units - cash settled	3,715	—
Performance awards	76,374	—
Performance units	414,978	—

The Company used the following assumptions when estimating the value of the stock-based compensation for stock options and stock appreciation rights issued as follows:

	Three Months Ended March 31,
	2017	2016
Expected volatility	23 – 25%	26 – 30%
Weighted average expected volatility	24%	28%
Expected dividends	0.0%	0.0%
Expected term (in years)	3.9 – 6.9	3.6 – 6.6
Risk-free interest rate	1.68 – 2.21%	0.97 – 1.57%

The Company’s employee stock purchase plan was discontinued effective December 31, 2016. The Company recognized stock-based compensation expense of $26 million and $9 million during the three months ended March 31, 2017 and 2016, respectively.

3. Concentration of Credit Risk

No client accounted for 10% or more of consolidated revenues for the three months ended March 31, 2017 or 2016.

4. Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consist of the following:

(in millions)	March 31, 2017	December 31, 2016
Trade:
Billed	$1,027	$998
Unbilled services	765	723
	1,792	1,721
Allowance for doubtful accounts	(13)	(14)
	$1,779	$1,707

5. Investments – Debt, Equity and Other Securities

The Company’s short-term investments in debt, equity and other securities consist primarily of trading investments in mutual funds and are measured at fair value with realized and unrealized gains and losses recorded in other expense (income), net on the accompanying condensed consolidated statements of income.

6. Variable Interest Entities

As of March 31, 2017, the Company’s investments in unconsolidated variable interest entities (“VIEs”) and its estimated maximum exposure to loss were as follows:

(in millions)	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
NovaQuest Pharma Opportunities Fund III, L.P.	$33	$41
NovaQuest Pharma Opportunities Fund IV, L.P.	5	16
	$38	$57

The Company’s maximum exposure to loss on Fund III and Fund IV (collectively, the “Funds”) is limited to its investments and remaining funding commitments.

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

7. Goodwill and Identifiable Intangible Assets

The following is a summary of goodwill by segment for the three months ended March 31, 2017:

		Research &	Integrated
	Commercial	Development	Engagement
(in millions)	Solutions	Solutions	Services	Consolidated
Balance as of December 31, 2016	$9,415	$1,196	$116	$10,727
Business combinations	92	—	—	92
Impact of foreign currency fluctuations and other	91	4	1	96
Balance as of March 31, 2017	$9,598	$1,200	$117	$10,915

8. Derivatives

Foreign Exchange Risk Management

As of March 31, 2017, the Company held foreign currency forward contracts to minimize the impact of foreign exchange movements on non-functional currency assets and liabilities (“Balance Sheet Hedging”) to (i) hedge certain forecasted foreign exchange cash flows arising from service contracts (“Service Contract Hedging”) and (ii) hedge non-United States Dollar anticipated intercompany royalties (“Royalty Hedging”). It is the Company’s policy to enter into foreign currency transactions only to the extent necessary to reduce earnings and cash flow volatility associated with foreign exchange rate movements. The Company does not enter into foreign currency transactions for investment or speculative purposes.

Balance Sheet Hedging contracts (notional value of $171 million at March 31, 2017) entered into for balance sheet risk management purposes are not designated as hedges and are carried at fair value with changes in the fair value recorded to other expense (income), net in the accompanying condensed consolidated statements of income. These contracts do not subject the Company to material balance sheet risk because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.

As of March 31, 2017, the Company had 61 open Service Contract Hedging and Royalty Hedging contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2017 and 2018 with notional amounts totaling $308 million. For accounting purposes these hedges are deemed to be highly effective. As of March 31, 2017 and December 31, 2016, the Company had recorded gross unrealized gains (losses) of $7 million and ($3) million and $11 million and ($9) million, respectively, related to these contracts. Upon expiration of the hedge instruments in 2017 and 2018, the Company will reclassify the unrealized holding gains and losses on the derivative instruments included in AOCI into earnings. The unrealized gains (losses) are included in other current assets and liabilities on the accompanying condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

Interest Rate Risk Management

The Company purchases interest rate caps and has entered into interest rate swap agreements for purposes of managing its exposure to interest rate fluctuations.

On June 9, 2011, the Company entered into six interest rate swaps which expired between September 30, 2013 and March 31, 2016, in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. During May 2015, the Company terminated the remaining open interest rate swaps for a cash payment to the counterparty of $12 million, which included $1 million of accrued interest. Since the hedged forecasted cash transactions continued to be probable of occurring, the accumulated loss ($3 million at December 31, 2015) related to the terminated interest rate swaps in AOCI was reclassified to earnings as a component of interest expense in the same periods as the hedged forecasted transactions occurred over the first three months of 2016.

The Company, through its merger with IMS Health, has United States Dollar denominated interest rate caps (the “2014 Caps”) with a total notional value of $700 million at strike prices ranging between 2% and 3% in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. The 2014 Caps commenced at various times between April 2014 and April 2016 and expire at various times between April 2017 and April 2019.

The Company, through its merger with IMS Health, has United States Dollar and Euro denominated interest rate swap agreements (the “2014 USD Swaps” and “2014 EUR Swap”) to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. The 2014 USD Swaps and 2014 EUR Swap began accruing interest between April and June 2014 and expire at various times from March 2017 through March 2021. On these agreements, the Company pays a fixed rate ranging from 1.4% to 2.1% and receives a variable rate of interest equal to the greater of three-month United States Dollar London Interbank Offered Rate (“LIBOR”) or three-month Euro Interbank Offered Rate (“EURIBOR”), and 1%.

On June 3, 2015, the Company entered into seven forward starting interest rate swaps (the “2015 Swaps”) in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. Interest on the swaps began accruing on June 30, 2016, and the interest rate swaps expire at various times from March 2017 through March 2020. The Company pays a fixed rate ranging from 1.3% to 2.1% and receives a variable rate of interest equal to the three-month LIBOR on these agreements.

The critical terms of the 2014 USD Swaps and 2015 Swaps are substantially the same as the underlying borrowings. These interest rate swaps are being accounted for as cash flow hedges as these transactions were executed to hedge the Company’s interest payments and for accounting purposes these hedges are deemed to be highly effective. As such, the effective portion of the hedges is recorded as unrealized gains (losses) on derivatives included in AOCI and the ineffective portion of the hedges is recognized in earnings. The 2014 EUR Swap (notional value $310 million) ceased to be a highly effective hedge when the underlying debt was refinanced on March 7, 2017. As such, the Company discontinued hedge accounting on that date and prospective changes in the fair value of the 2014 EUR Swap are recognized in earnings. The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparty, which, when they occur, are reflected as interest expense on the consolidated statements of income. These interest rate swaps will result in a total debt mix of approximately 62% fixed rate debt and 38% variable rate debt, before the additional protection arising from the interest rate caps.

Net Investment Risk Management

Subsequent to the merger with IMS Health, the Company has designated its foreign currency denominated debt as a hedge of its net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the United States Dollar. As of March 31, 2017, these borrowings (net of original issue discount) were €3,915 million ($4,182 million). The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the cumulative translation adjustment component of AOCI with the related offset in long-term debt. Those amounts will be reclassified from AOCI to earnings upon the sale or substantial liquidation of these net investments. The amount of foreign exchange losses related to the net investment hedge included in the cumulative translation adjustment component of AOCI for the three months ended March 31, 2017 was $48 million.

The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

		March 31, 2017			December 31, 2016
(in millions)	Balance Sheet Classification	Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$7	$3	$308	$11	$9	$300
Interest rate swaps	Other liabilities	—	5	520	—	15	945
Interest rate caps	Deposits and other assets	1	—	700	1	—	1,000
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	1	—	171	—	1	189
Interest rate swaps	Other liabilities	—	7	310	—	—	—
Total derivatives		$9	$15		$12	$25

The effect of the Company’s cash flow hedging instruments on other comprehensive (loss) income is summarized in the following table:

	Three Months Ended March 31,
(in millions)	2017	2016
Foreign exchange forward contracts	$(1)	$1
Interest rate swaps	3	6
Total	$2	$7

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

The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values at March 31, 2017 and December 31, 2016 due to their short-term nature. At March 31, 2017 and December 31, 2016, the fair value of total debt approximated $8,395 million and $7,298 million, respectively, as determined under Level 2 measurements based on quoted prices for these financial instruments.

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of March 31, 2017:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$43	$—	$—	$43
Derivatives	—	9	—	9
Total	$43	$9	$—	$52
Liabilities:
Derivatives	$—	$15	$—	$15
Contingent consideration	—	—	18	18
Total	$—	$15	$18	$33

Below is a summary of the valuation techniques used in determining fair value:

Marketable securities — The Company values trading and available-for-sale securities using the quoted market value of the securities held.

Derivatives — Derivatives consist of foreign exchange contracts and interest rate caps and swaps. The fair value of foreign exchange contracts is based on observable market inputs of spot and forward rates or using other observable inputs. The fair value of the interest rate caps and swaps is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities or using market inputs with mid-market pricing as a practical expedient for bid-ask spread.

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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31:

	Contingent Consideration – Accounts Payable and Accrued Expenses
(in millions)	2017	2016
Balance as of January 1	$18	$4
Business combinations	—	—
Contingent consideration paid	—	—
Revaluations included in earnings and foreign currency translation adjustments	—	—
Balance as of March 31	$18	$4

Revaluations of the contingent consideration are recognized in other expense (income), net on the accompanying condensed consolidated statements of income.

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

As of March 31, 2017, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled approximately $17,385 million and were identified as Level 3. These assets are comprised of cost and equity method investments of $72 million, goodwill of $10,915 million and other identifiable intangibles, net of $6,398 million.

10. Credit Arrangements

The following is a summary of the Company’s revolving credit facilities at March 31, 2017:

Facility	Interest Rates
$1,000 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin (margin of 2.00% at March 31, 2017)
$25 million (receivables financing facility)	United States LIBOR plus a margin of 0.85% at March 31, 2017 depending upon the Company’s debt rating
£10 million (approximately $12 million) general banking facility with a European headquartered bank	Bank’s base rate (0.25% at March 31, 2017) plus 1%

The following table summarizes the Company’s debt at the dates indicated:

(in millions)	March 31, 2017	December 31, 2016
Senior Secured Credit Facilities:
Senior Secured Term A Loan due 2021—U.S. Dollar LIBOR at average floating rates of 3.15%	$878	$888
Senior Secured Term A Loan due 2021—Euro LIBOR at average floating rates of 2.00%	420	419
Senior Secured Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 3.05%	1,197	—
Senior Secured Term B Loan due 2024—Euro LIBOR at average floating rates of 2.75%	1,279	—
Senior Secured Term B Loan due 2021—U.S. Dollar LIBOR at average floating rates of 3.50%	—	1,700
Senior Secured Term B Loan due 2021—Euro LIBOR at average floating rates of 3.75%	—	765
Revolving Credit Facility due 2021:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of 2.73%	—	375
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
3.25% Senior Notes due 2025—Euro denominated	1,522	—
3.5% Senior Notes due 2024—Euro denominated	668	658
4.125% Senior Notes due 2023—Euro denominated	294	289
4.875% Senior Notes due 2023—U.S. Dollar denominated	800	800
Receivables financing facility due 2018—U.S. Dollar LIBOR at average floating rate of 1.83%	275	275
Principal amount of debt	8,383	7,219
Less: unamortized discount	(31)	(12)
Less: unamortized debt issuance costs	(7)	(7)
Less: current portion	(91)	(92)
Long-term debt	$8,254	$7,108

Contractual maturities of long-term debt are as follows at March 31, 2017:

(in millions)
Remainder of 2017	$69
2018	366
2019	91
2020	91
2021	1,073
Thereafter	6,693
$8,383

At March 31, 2017, there were bank guarantees totaling approximately £5 million (approximately $6 million) issued against the availability of the general banking facility.

During the first quarter of 2017, the Company borrowed and repaid $490 million and $865 million, respectively, under its revolving credit facilities.

Senior Secured Facilities

At March 31, 2017, the Company’s senior credit facility provided financing of up to approximately $4,774 million, which consisted of $3,774 principal amount of debt outstanding (as detailed in the table above) and a $1,000 million revolving credit facility that expires in 2021.

On March 7, 2017, the Company refinanced all of its term B loans due 2021—U.S. dollar denominated (approximately $1,700 million) and its term B loans due 2021—Euro denominated (approximately $765 million) with an extended and repriced term B loan facility due in 2024 for an aggregate principal amount of approximately $2,465 million comprised of $1,200 million U.S. dollar denominated term B loans and €1,200 million ($1,279 million) Euro denominated term B loans. The U.S. dollar denominated term B loans will bear interest based on the U.S. Dollar LIBOR with a floor of 0.75%, plus a margin of 2.00% for an all-in interest rate of 3.05% as of March 31, 2017. The Euro denominated term B loans will bear interest based on the Euro LIBOR with a floor of 0.75%, plus a margin of 2.00% for an all-in interest rate of 2.75% as of March 31, 2017. In connection with this refinancing, the Company recognized a $3 million loss on extinguishment of debt, which included fees and related expenses.

Senior Notes

On February 28, 2017, the Company issued €1,425 million ($1,522 million) aggregate principal amount of 3.25% senior notes due 2025 (the “2017 Notes”). The 2017 Notes, which are unsecured obligations of the Company, will mature on March 15, 2025 and will bear interest at the rate of 3.25% per year. Interest on the 2017 Notes is payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2017. The 2017 Notes may be redeemed prior to their final stated maturity, subject to a customary make-whole premium at any time prior to March 15, 2020 (subject to a certain customary “equity claw” redemption right) and thereafter subject to annually declining redemption premiums at any time prior to March 15, 2022. During March 2017, the proceeds of the 2017 Notes were used to pay fees and expenses related to the notes offering and the refinancing referenced above for other general corporate purposes, including the repurchase of common stock from the Company’s stockholders.

Restrictive Covenants

The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the Credit Agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. Our long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on our ability to declare dividends. At March 31, 2017, the Company was in compliance with the financial covenants under its financing arrangements.

11. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued and outstanding as of March 31, 2017 or December 31, 2016.

Equity Repurchase Program

On February 14, 2017, the Board increased the stock repurchase authorization under a previously approved equity repurchase program (the “Repurchase Program”) by $1 billion, which increased the total amount that has been authorized under the Repurchase Program to $3.225 billion since the plan’s inception in October 2013. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it could be modified, extended, suspended or discontinued at any time.

During the three months ended March 31, 2017, the Company repurchased 16,827,826 shares of its common stock under the Repurchase Program at an average market price per share of $78.21 for an aggregate purchase price of approximately $1.3 billion. Those repurchases include amounts repurchased pursuant to a share repurchase agreement dated February 23, 2017 with certain of the Company’s principal shareholders under the Repurchase Program. Pursuant to that agreement, the Company purchased an aggregate of 9,677,420 shares of the Company’s common stock in a private transaction for an aggregate purchase price of approximately $750 million. The transaction was consummated on February 28, 2017. From the plan’s inception in October 2013 through March 31, 2017, the Company has repurchased a total of $2,994 million of its securities under the Repurchase Program, consisting of $59 million of stock options and $2,935 million of common stock. As of March 31, 2017, the Company has remaining authorization to repurchase up to $231 million of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

Non-controlling Interests

In July 2015, the Company contributed businesses to a joint venture with Quest Diagnostics Incorporated (“Quest”) that was recorded at book value (carryover basis) because the Company owns 60% of the joint venture and maintains control of these businesses. As a result, Quest’s non-controlling interest in the joint venture, referred to as Q2 Solutions, is equal to 40%. Quest’s non-controlling interest was $229 million at March 31, 2017.

12. Business Combinations

IMS Health

On October 3, 2016, Quintiles Transnational Holdings Inc. (“Quintiles”) completed the merger of equals transaction with IMS Health Holdings, Inc. (“IMS Health”) (the “Merger”). Pursuant to the terms of the merger agreement dated as of May 3, 2016 between Quintiles and IMS Health, IMS Health was merged with and into Quintiles, and the separate corporate existence of IMS Health ceased, with Quintiles continuing as the surviving corporation. The Merger was accounted for as a business combination with Quintiles considered the accounting and the legal acquirer. Immediately prior to the completion of the Merger, Quintiles reincorporated as a Delaware corporation. The surviving corporation changed its name to Quintiles IMS Holdings, Inc. At the effective time of the Merger, IMS Health common stock was automatically converted into 0.3840 of a share of the Company’s common stock. The merger consideration was approximately $10.4 billion (based on the closing price of the Company’s common stock on October 3, 2016), and consisted of the fair value of the Company’s common stock issued (approximately 126.6 million shares) in exchange for the IMS Health common stock as well as the fair value of the vested portion of the converted IMS Health equity awards. In connection with the IMS Health acquisition, the Company recorded goodwill, primarily attributable to the assembled workforce of IMS Health and the expected synergies, which was assigned to the Commercial Solutions segment ($9,688 million), the Research & Development Solutions segment ($533 million) and the Integrated Engagement Services segment ($67 million). The goodwill is not deductible for income tax purposes. The Company’s assessment of fair value and the purchase price allocation are preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date).

Unaudited Pro Forma Information

The following unaudited pro forma information presents the financial results as if the acquisition of IMS Health had occurred on January 1, 2015, with pro forma adjustments to give effect to (i) an increase in depreciation and amortization expense for fair value adjustments of property, plant and equipment and intangible assets, (ii) an increase in stock-based compensation expense resulting from the exchange of the vested IMS Health equity awards for the Company’s equity awards, and (iii) the related income tax effects. The pro forma results do not include any anticipated cost synergies, costs or other effects of the planned integration of IMS Health. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred for the periods presented below had the IMS Health acquisition been completed on January 1, 2015, nor are they indicative of the future operating results of the Company.

The following table summarizes the pro forma results:

(in millions, except earnings per share)	Three Months Ended March 31, 2016
Revenues	$1,881
Reimbursed expenses	382
Total revenues	$2,263
Net income attributable to Quintiles IMS Holdings, Inc.	$72
Earnings per share attributable to common stockholders:
Basic	$0.29
Diluted	$0.29

Pro forma information is not presented for any other acquisitions as the aggregate operations of the acquired businesses were not significant to the overall operations of the Company.

The Company’s condensed consolidated statements of income for the three months ended March 31, 2017 included $788 million of revenues related to the IMS Health acquisition. Following the closing of the IMS Health acquisition, the Company began integrating IMS Health’s operations. As a result, computing a separate measure of IMS Health’s stand-alone profitability for periods after the acquisition date is impracticable.

Other Acquisitions

The Company also completed three immaterial acquisitions in the Commercial Solutions segment during the three months ended March 31, 2017. The purchase price allocations for some of these acquisitions will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocations are not expected to have a material impact on the Company’s results of operations or financial position. The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates.

The following table provides certain financial information for these acquisitions, including the preliminary allocation of the purchase price to certain tangible and intangible assets acquired and goodwill:

	Amortization
(in millions)	Period	2017
Total cost of acquisition, net of cash acquired		$150
Acquisition-related costs		—
Amounts recorded in the Condensed Consolidated Balance Sheets:
Goodwill		92
Portion of goodwill deductible for income tax purposes		5
Intangible assets:
Client relationships	10-15 years	54
Non-compete agreements	5 years	2
Software	2 years	6
Trade names	9-17 years	3
Total intangible assets		$65

13. Restructuring

The Company has taken restructuring actions in 2017, 2016 and 2015 to align its resources and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These actions include closing facilities, consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements. In 2016, the Company also assumed certain restructuring liabilities as a result of the Merger. Restructuring expense in the first quarter of 2017 consisted of severance and related costs of $18 million (comprised of approximately $10 million related to acquisition integration and $8 million related to cost reduction actions to adapt to changing market conditions) and $1 million of facility exit related costs. Actions taken in 2017 as well as those taken in 2016 (including those in connection with the Merger to reduce facility overcapacity and eliminate redundant roles) and 2015 are expected to continue into 2018.

The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs	Exit Costs	Total
Balance at December 31, 2016	$99	$3	$102
Expense, net of reversals	18	1	19
Payments	(18)	(3)	(21)
Foreign currency translation and other	(3)	—	(3)
Balance at March 31, 2017	$96	$1	$97

The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects the majority of the restructuring accruals at March 31, 2017 will be paid in 2017 and 2018.

14. Income Taxes

The effective income tax rate was 13.5% and 28.6% in the first quarter of 2017 and 2016, respectively. The effective tax rate in the 2017 quarter was favorably impacted by a tax benefit of $64 million related to purchase accounting amortization due to the Merger of approximately $182 million.

The Company does not consider the historical undistributed foreign earnings of most of its foreign subsidiaries to be indefinitely reinvested.  The Company does consider the majority of its current year undistributed foreign earnings to be indefinitely reinvested.  To the extent undistributed foreign earnings are not indefinitely reinvested, the Company has recorded deferred income taxes on these earnings.

15. Employee Benefit Plans

Pension and Postretirement Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Company’s pension benefits:

	Pension Benefits
	Three Months Ended March 31,
(in millions)	2017	2016
Service cost	$9	$4
Interest cost	5	1
Expected return on plan assets	(9)	(1)
	$5	$4

The above tables do not include the Company’s expense associated with providing certain executives with supplemental pension benefits as well as postretirement medical, dental and life insurance benefits in accordance with their individual employment arrangements. The Company’s net periodic expense related to these benefits for the three months ended March 31, 2017 was de minimis.

16. Comprehensive Income

Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Marketable Securities	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2016	$(623)	$—	$10	$21	$22	$(570)
Other comprehensive income before reclassifications	123	—	—	—	1	124
Reclassification adjustments	—	—	2	—	—	2
Balance at March 31, 2017	$(500)	$—	$12	$21	$23	$(444)

Below is a summary of the adjustments for (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

	Affected Financial Statement	Three Months Ended March 31,
(in millions)	Line Item	2017	2016
Derivative instruments:
Interest rate swaps	Interest expense	$—	$3
Foreign exchange forward contracts	Revenues	5	3
Foreign exchange forward contracts	Other expense (income), net	(3)	—
Total before income taxes		2	6
Income tax benefit		—	2
Total net of income taxes		$2	$4

17. Segments

The following table presents the Company’s operations by reportable segment. The Company is managed through three reportable segments, Commercial Solutions, Research & Development Solutions and Integrated Engagement Services. Commercial Solutions provides mission critical information, technology solutions and real-world insights and services to the Company’s life science clients. Research & Development Solutions, which primarily serves biopharmaceutical clients, provides outsourced clinical research and clinical trial related services. Integrated Engagement Services provides health care provider (including contract sales) and patient engagement services to both biopharmaceutical clients and the broader healthcare market.

Certain costs are not allocated to the Company’s segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses for corporate overhead functions such as senior leadership, finance, human resources, information technology, facilities and legal. The Company does not allocate depreciation and amortization or restructuring costs to its segments. Revenues and costs for reimbursed expenses are not allocated to the Company’s segments. Asset information by segment is not presented, as this measure is not used by the chief operating decision maker to assess the Company’s performance. The Company’s reportable segment information is presented below:

	Three Months Ended March 31,
(in millions)	2017	2016
Revenues
Commercial Solutions	$847	$75
Research & Development Solutions	866	835
Integrated Engagement Services	198	198
Total revenues	1,911	1,108
Costs of revenue
Commercial Solutions	453	57
Research & Development Solutions	499	474
Integrated Engagement Services	160	163
Total costs of revenue	1,112	694
Selling, general and administrative expenses
Commercial Solutions	173	15
Research & Development Solutions	136	142
Integrated Engagement Services	19	20
General corporate and unallocated	52	23
Total selling, general and administrative expenses	380	200
Segment profit
Commercial Solutions	221	3
Research & Development Solutions	231	219
Integrated Engagement Services	19	15
Total segment profit	471	237
General corporate and unallocated	(52)	(23)
Depreciation and amortization	(232)	(32)
Restructuring costs	(19)	(3)
Total income from operations	$168	$179

18. Earnings Per Share

The following table presents the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions or the effect of including such stock-based awards in the computation would be anti-dilutive:

	Three Months Ended March 31,
(in millions)	2017	2016
Shares subject to performance conditions	0.3	—
Shares subject to anti-dilutive stock-based awards	1.3	1.4
Total shares excluded from diluted earnings per share	1.6	1.4

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, our ability to successfully integrate the “merger of equals” business combination (the “Merger”) between IMS Health Holdings, Inc. (“IMS Health”) and Quintiles Transnational Holdings Inc. (“Quintiles”); our ability to achieve anticipated cost savings and other synergies from the Merger; the possibility that other anticipated benefits of the Merger will not be realized, including without limitation, anticipated revenues, expenses, earnings and other financial results, and growth and expansion of the new combined company’s operations, and the anticipated tax treatment; possible disruptions from the Merger that could harm our businesses, including current plans and operations; our ability to retain, attract and hire key personnel; potential adverse reactions or changes to relationships with clients, employees, suppliers or other parties resulting from the Merger; that most of our contracts may be terminated on short notice, and we may be unable to maintain large client contracts or to enter into new contracts; our financial results may be adversely affected if we underprice our contracts, overrun our cost estimates or fail to receive approval for or experience delays in documenting change orders; the historical indications of the relationship of our backlog to revenues may not be indicative of their future relationship; we may be unable to maintain our information systems or effectively update them; client or therapeutic concentration could harm our business; our business is subject to risks associated with international operations, including economic, political and other risks, such as compliance with a myriad of laws and regulations, complications from conducting clinical trials in multiple countries simultaneously and changes in exchange rates; the market for our services may not grow as we expect; government regulators or our clients may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; we may be unable to successfully develop and market new services or enter new markets; our failure to perform services in accordance with contractual requirements, regulatory standards and ethical considerations may subject us to significant costs or liability, which could also damage our reputation and cause us to lose existing business or not receive new business; our services are related to treatment of human patients, and we could face liability if a patient is harmed; we may be unable to successfully identify, acquire and integrate businesses, services and technologies; our investments in our clients’ businesses or drugs and our related commercial rights strategies could have a negative impact on our financial performance; we face risks arising from the restructuring of our operations; our restructuring plans may not result in the annualized cost savings we expect; and we have substantial indebtedness and may incur additional indebtedness in the future, which could adversely affect our financial condition. For a further discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as updated in this Quarterly Report on Form 10-Q.

Overview

Quintiles IMS Holdings, Inc. (“QuintilesIMS”, the “Company”, “we”, “our” and/or “us”) is a leading worldwide integrated information and technology-enabled healthcare service provider, dedicated to helping its clients improve their clinical, scientific and commercial results. Formed through the Merger of Quintiles and IMS Health on October 3, 2016, QuintilesIMS’s more than 50,000 employees conduct operations in over 100 countries. Companies seeking to improve real-world patient outcomes through treatment innovations, care provision and access can utilize our broad range of healthcare information, technology and service solutions to drive new insights and approaches. Our solutions span clinical to commercial, bringing our clients an opportunity to realize the full potential of innovations and advanced healthcare outcomes.

We manage our business through three reportable segments, Commercial Solutions, Research & Development Solutions and Integrated Engagement Services. Commercial Solutions provides mission critical information, technology solutions and real-world insights and services to our life science clients. Research & Development Solutions, which primarily serves biopharmaceutical clients, provides outsourced clinical research and clinical trial related services. Integrated Engagement Services provides health care provider (including contract sales) and patient engagement services to both biopharmaceutical clients and the broader healthcare market.

In October 2016, we completed the merger with IMS Health to better serve our clients across their entire product lifecycle by (i) improving clinical trial design, recruitment, and execution; (ii) creating real-world information solutions based on the use of medicines by actual patients in normal situations; and (iii) increasing the efficiency of healthcare companies commercial organizations through enhanced analytics and outsourcing services. The Merger was accounted for as a business combination and the acquired results of operations are included in our consolidated financial information since the date of the Merger. See Note 12 for additional information.

Sources of Revenue

Total revenues are comprised of revenues from the provision of our services and revenues from reimbursed expenses that are incurred while providing our services. We do not have any material product revenues. Our segment revenues expressed as a percent of revenues for the first three months of 2017 (excluding reimbursed expense revenue) are as follows:

Commercial Solutions	44.3%
Research & Development Solutions	45.3%
Integrated Engagement Services	10.4%

Reimbursed expenses are comprised primarily of payments to physicians (investigators) who oversee clinical trials and travel expenses for our clinical monitors principally within our Research & Development Solutions segment and travel expenses for our contract sales representatives within our Integrated Engagement Services segment. Reimbursed expenses may fluctuate from period-to-period due, in part, to where we are in the lifecycle of the many contracts that are in progress at a particular point in time. As reimbursed expenses are pass-through costs to our clients with little to no profit and we believe that the fluctuations from period-to-period are not meaningful to our underlying performance, we do not provide any analysis of the fluctuations in these items or their impact on our financial results. We have collection risk on contractually reimbursable expenses, and, from time to time, are unable to obtain reimbursement from the client for costs incurred. When such an expense is not reimbursed, it is classified as costs of revenue on the condensed consolidated statements of income.

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

Foreign Currency Translation

In the first three months of 2017, approximately 41% of our revenues were denominated in currencies other than the United States Dollar. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States Dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States Dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States Dollars for purposes of reporting our condensed consolidated results.

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

Consolidated Results of Operations

Summary Results of Operations

The following tables present a summary of our results of operations:

	Three			Three
	Months Ended	Change		Months Ended
	March 31,	Currency	Constant	March 31,
(in millions)	2016	Impact	Currency	2017
Revenues	$1,108	$(13)	$816	$1,911
Costs of revenue	694	(11)	429	1,112
Selling, general and administrative expenses	200	(4)	184	380
Depreciation and amortization	32	—	200	232
Restructuring costs	3	—	16	19
Income from operations	$179	$2	$(13)	$168

Consolidated Results of Operations

For information regarding our results of operations for Commercial Solutions, Research & Development Solutions and Integrated Engagement Services, refer to “Segment Results of Operations” later in this section.

Revenues

	Three Months Ended March 31,		Change
(in millions)	2017	2016	$	%
Revenues	$1,911	$1,108	$803	72.5%

For the first quarter of 2017, our revenues increased $803 million, or 72.5%, as compared to the same period in 2016. This increase was comprised of constant currency revenue growth of approximately $816 million, or 73.7%, and a negative impact of approximately $13 million from the effects of foreign currency fluctuations. The constant currency revenue growth was comprised of a $772 million increase in Commercial Solutions, which includes $781 million from the Merger with IMS Health, partially offset by a decline in revenue from Encore (a business we acquired in 2014), a $42 million increase in Research & Development Solutions, and a $2 million increase in Integrated Engagement Services. The revenue contributed by the Merger in the first quarter of 2017 was negatively impacted by approximately $6 million as a result of adjusting the acquired IMS Health unearned income to fair value as required by purchase accounting.

Costs of Revenue, exclusive of Depreciation and Amortization

	Three Months Ended March 31,
(in millions)	2017	2016
Costs of revenue	$1,112	$694
% of revenues	58.2%	62.6%

When compared to the same period in 2016, costs of revenues, exclusive of depreciation and amortization, in the first quarter of 2017 increased $418 million. This increase included a constant currency increase in expenses of approximately $429 million, or 61.8%, partially offset by a positive impact of approximately $11 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $397 million increase in Commercial Solutions, which includes $407 million from the Merger with IMS Health, partially offset by lower costs from Encore, a $34 million increase in Research & Development Solutions, and a slight decrease in Integrated Engagement Services.

As a percent of revenues, costs of revenues declined in the 2017 quarter to 58.2% as compared to 62.2% in the same period in 2016. This decline was primarily as a result of the fact that the 2017 quarter included a higher proportion of revenues from the Commercial Solutions segment, which includes higher profit margin businesses acquired in the Merger.

Selling, General and Administrative Expenses, exclusive of Depreciation and Amortization

	Three Months Ended March 31,
(in millions)	2017	2016
Selling, general and administrative expenses	$380	$200
% of service revenues	19.9%	18.1%

The $180 million increase in selling, general and administrative expenses in the first quarter of 2017 included a constant currency increase of $184 million, or 92.0%, partially offset by a positive impact of approximately $4 million from the effects of foreign currency fluctuations. The constant currency growth primarily consisted of a $159 million increase in Commercial Solutions, which includes $161 million from the Merger with IMS Health, partially offset by a slight decline in the legacy service offerings, and a $29 million increase in general corporate and unallocated expenses, which includes $21 million from the Merger with IMS Health.

Depreciation and Amortization

	Three Months Ended March 31,
(in millions)	2017	2016
Depreciation and amortization	$232	$32
% of service revenues	12.1%	2.9%

The $200 million increase in depreciation and amortization in the first quarter of 2017 was primarily due to the approximately $6.4 billion of intangible assets acquired in the Merger with IMS Health.

Restructuring Costs

	Three Months Ended March 31,
(in millions)	2017	2016
Restructuring costs	$19	$3

During the three months ended March 31, 2017, we recognized $19 million of restructuring charges, net of reversals for changes in estimates under our existing restructuring plans. The remaining actions under these plans are expected to occur throughout 2017 and into 2018 and are expected to consist of severance, facility closure and other exit-related costs.

Interest Income and Interest Expense

	Three Months Ended March 31,
(in millions)	2017	2016
Interest income	$(2)	$(1)
Interest expense	$75	$26

Interest income includes interest received primarily from bank balances and investments.

Interest expense during the first quarter of 2017 was higher than the same period in 2016 due to an increase in the average debt outstanding, primarily as a result of the debt assumed in the Merger with IMS Health and the refinancing transaction in the fourth quarter of 2016 (approximately 4.5 billion) and the February 2017 issuance of €1,425 million ($1,522 million) of 3.25% senior notes as discussed further in Note 10.

Loss on Extinguishment of Debt

	Three Months Ended March 31,
(in millions)	2017	2016
Loss on extinguishment of debt	$3	$—

In the first quarter of 2017, we recognized a $3 million loss on extinguishment of debt for fees and expenses incurred related to the refinancing of our senior secured credit facilities.

Other Expense, Net

	Three Months Ended March 31,
(in millions)	2017	2016
Other expense, net	$3	$5

Other expense, net for the first quarter of 2017 primarily consisted of $3 million of foreign currency net losses and $2 million of expenses associated with the modification of our term B loans partially offset by approximately $2 million of gains on investments in mutual funds.

Income Tax Expense

	Three Months Ended March 31,
(in millions)	2017	2016
Income tax expense	$12	$43

The effective income tax rate was 13.5% and 28.6% in the first quarter of 2017 and 2016, respectively. Our effective tax rate was favorably impacted by a tax benefit of $64 million related to purchase accounting amortization due to the Merger with IMS Health of approximately $182 million.

Equity in (Losses) Earnings of Unconsolidated Affiliates

	Three Months Ended March 31,
(in millions)	2017	2016
Equity in (losses) earnings of unconsolidated affiliates	$(1)	$3

Equity in (losses) earnings of unconsolidated affiliates primarily included (losses) earnings from our investment in NovaQuest Pharma Opportunities Fund III, L.P.

Net Loss (Income) Attributable to Non-controlling Interests

	Three Months Ended March 31,
(in millions)	2017	2016
Net income attributable to non-controlling interests	$(2)	$(2)

Net income attributable to non-controlling interests primarily included Quest Diagnostics Incorporated’s interest in Q2 Solutions.

Segment Results of Operations

The Company’s revenues and profit by segment are as follows:

Three Months Ended March 31, 2017 and 2016
	Segment Revenues		Segment Profit		Segment Profit Margin
(in millions)	2017	2016	2017	2016	2017	2016
Commercial Solutions	$847	$75	$221	$3	26.1%	4.0%
Research & Development Solutions	866	835	231	219	26.7%	26.2%
Integrated Engagement Services	198	198	19	15	9.6%	7.6%
Total	1,911	1,108	471	237	24.6%	21.4%
General corporate and unallocated			(52)	(23)
Depreciation and amortization			(232)	(32)
Restructuring costs			(19)	(3)
Consolidated	$1,911	$1,108	$168	$179

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses for corporate overhead functions such as senior leadership, finance, human resources, information technology, facilities and legal. We do not allocate depreciation and amortization or restructuring costs to our segments.

Commercial Solutions

	Three Months Ended March 31,		Change
(in millions)	2017	2016	$	%
Revenues	$847	$75	$772	NM
Costs of revenue	453	57	396	NM
as a percentage of revenues	53.5%	76.0%
Selling, general and administrative	173	15	158	NM
as a percentage of revenues	20.4%	20.0%
Segment profit	$221	$3	$218	NM
as a percentage of revenues	26.1%	4.0%

Revenues

Commercial Solutions’ revenues were $847 million for the three months ended March 31, 2017, an increase of $772 million over the same period in 2016, which includes the incremental impact from the Merger with IMS Health of $781 million, offset by a decline in revenue from Encore. The revenue contributed by the Merger in the first quarter of 2017 was negatively impacted by approximately $6 million as a result of adjusting the acquired IMS Health unearned income to fair value as required by purchase accounting.

Costs of Revenue, exclusive of Depreciation and Amortization

Commercial Solutions’ costs of revenue increased approximately $396 million in the first quarter of 2017. This increase was comprised of a $397 million constant currency increase, which includes $407 million from the Merger with IMS Health, partially offset by lower costs from Encore due to lower revenue volumes, and $1 million due to the positive effects of foreign currency fluctuations.

Selling, General and Administrative Expenses, exclusive of Depreciation and Amortization

Commercial Solutions’ selling, general and administrative expenses increased approximately $158 million in the first quarter 2017 as compared to the same period in 2016. This increase was primarily due to the incremental impact from the Merger of $161 million.

Research & Development Solutions

	Three Months Ended March 31,		Change
(in millions)	2017	2016	$	%
Revenues	$866	$835	$31	3.7%
Costs of revenue	499	474	25	5.3%
as a percentage of revenues	57.6%	56.8%
Selling, general and administrative expenses	136	142	(6)	(4.2)%
as a percentage of revenues	15.7%	17.0%
Segment profit	$231	$219	$12	5.5%
as a percentage of revenues	26.7%	26.2%

Backlog and Net New Business

We report contracted backlog and net new business for the Research & Development Solutions segment on a rolling basis for the last twelve months. Net new business totaled $4.08 billion and $4.54 billion for the 12 months ended March 31, 2017 and March 31, 2016, respectively. Ending backlog was $9.66 billion at March 31, 2017, and we expect $2.9 billion of this backlog to convert to revenue in the next 12 months.

Revenues

Research & Development Solutions’ revenues were $866 million in the first quarter of 2017, an increase of $31 million, or 3.7%, over the same period in 2016. This increase was comprised of constant currency service revenue growth of $42 million, or 5.0%, partially offset by a negative impact of approximately $11 million from the effects of foreign currency fluctuations.

The constant currency revenue growth primarily included volume-related increases in our services from both our clinical solutions and services and our clinical trial support services. This growth was due largely to execution on the higher backlog in place as we entered the quarter, partially offset by lower revenue from early clinical development services.

Costs of Revenue, exclusive of Depreciation and Amortization

Research & Development Solutions’ costs of revenue increased approximately $25 million in the first quarter of 2017 over the same period in 2016. This increase included constant currency growth of $34 million, or 7.2%, partially offset by $9 million from the positive effects of foreign currency fluctuations.

The constant currency costs of revenue growth was primarily due to an increase in compensation and related expenses. The increase in compensation and related expenses resulted from (i) an increase in billable headcount resulting from the higher volume of constant currency revenue, (ii) our continued investment in our global delivery network (“GDN”) which is a coordinated global delivery model that enables us to provide standardized, centrally-managed services from seven hub locations across five countries, (iii) annual merit increases and (iv) an increase in competition for qualified personnel in certain markets.

Selling, General and Administrative Expenses, exclusive of Depreciation and Amortization

Research & Development Solutions’ selling, general and administrative expenses decreased approximately $6 million, or 4.2%, in the first quarter of 2017 as compared to the same period in 2016. This decrease was caused by constant currency decrease of $3 coupled with a positive impact of approximately $3 million from the effects of foreign currency fluctuations. The constant currency decrease for the three months ended March 31, 2017 was primarily due to lower compensation and related expenses due to a decrease in headcount.

Integrated Engagement Services

	Three Months Ended March 31,		Change
(in millions)	2017	2016	$	%
Revenues	$198	$198	$—	0.0%
Costs of revenue	160	163	(3)	(1.8)%
as a percentage of revenues	80.8%	82.3%
Selling, general and administrative expenses	19	20	(1)	(5.0)%
as a percentage of revenues	9.6%	10.1%
Segment profit	$19	$15	$4	26.7%
as a percentage of revenues	9.6%	7.6%

Revenues

Integrated Engagement Services’ revenues were $198 million in both the first quarter of 2017 and 2016. Constant currency revenue growth of $2 million during the first quarter of 2017 was offset by a negative impact of approximately $2 million from the effects of foreign currency fluctuations.

The growth in constant currency service revenues for the three months ended March 31, 2017 was due to an increase in revenues in Europe and Japan, partially offset by a slight decrease in North America and a decline in Latin America.

Costs of Revenue, exclusive of Depreciation and Amortization

Integrated Engagement Services’ costs of revenue decreased approximately $3 million in the first quarter of 2017. This was due to a decrease in compensation and related expenses resulting from a decrease in billable headcount.

Selling, General and Administrative Expenses, exclusive of Depreciation and Amortization

Integrated Engagement Services’ selling, general and administrative expenses decreased slightly in the first quarter of 2017 as compared to the same period in 2016.

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

We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which those funds can be accessed on a cost effective basis. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations. We have and expect to transfer cash from those subsidiaries to the United States and to other international subsidiaries when it is cost effective to do so. Since the Merger with IMS Health, through March 31, 2017, we have transferred approximately $900 million from foreign subsidiaries to the United States.

We had a cash balance of $862 million at March 31, 2017 ($108 million of which was in the United States), a decrease from $1,198 million at December 31, 2016.

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

Equity Repurchase Program

During the first quarter of 2017, we repurchased 16,827,826 shares of our common stock for approximately $1.3 billion. These amounts included 9,677,420 shares of our common stock which we repurchased from certain of our principal shareholders in a private transaction for approximately $750 million. See Note 11 to our consolidated financial statements included elsewhere in this Form 10-Q for additional details regarding our repurchase program.

Long-Term Debt

As of March 31, 2017, we had $8.4 billion of total indebtedness, excluding $1,000 million of additional available borrowings under our revolving credit facilities. Our long-term debt arrangements contain usual and customary restrictive covenants, and as of March 31, 2017, we believe we were in compliance with our restrictive covenants.

Senior Secured Credit Agreement and Senior Notes

During the first quarter of 2017, we issued €1.425 billion (approximately $1,522 million) of senior notes due 2025.  The senior notes mature on March 15, 2025 and bear an interest rate of 3.25% which is paid semi-annually on March 15 and September 15. Also during the quarter, we refinanced our term B loans in which the maturity was extended to 2024 and the interest rate margin on the loan denominated in U.S. dollars was reduced from 2.50% to 2.00% and the interest rate margin on the loan denominated in Euros was reduced from 2.75% to 2.00%. See Note 10 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details regarding our credit arrangements.

Three months ended March 31, 2017 and 2016

Cash Flow from Operating Activities

	Three Months Ended March 31,
(in millions)	2017	2016
Net cash provided by operating activities	$56	$112

Cash provided by operating activities decreased $56 million during the first three months of 2017 as compared to the same period in 2016. The decrease in cash provided by operating activities in the first quarter of 2017 was primarily due to payments associated with loyalty card programs we administer on behalf of our clients, higher payments for income taxes, interest and bonus payments, coupled with normal fluctuations in cash collections from clients and accounts payable. Cash collections from clients can vary significantly each reporting period depending on the timing of cash receipts under contractual payment terms relative to the recognition of revenue over a project lifecycle and the timing of renewals. These decreases were partially offset by an increase in net income as adjusted for non-cash items necessary to reconcile net income to cash provided by operating activities.

Cash Flow from Investing Activities

	Three Months Ended March 31,
(in millions)	2017	2016
Net cash used in investing activities	$(240)	$(43)

Cash used in investing activities increased $197 million during the first three months of 2017 as compared to the same period in 2016. This increase was primarily related to cash used for the acquisition of businesses, in the first quarter of 2017 ($150 million), and by higher cash used for the acquisition of property, equipment and software ($52 million).

Cash Flow from Financing Activities

	Three Months Ended March 31,
(in millions)	2017	2016
Net cash used in financing activities	$(176)	$(5)

Cash used in financing activities increased $171 million during the first three months of 2017 as compared to the same period in 2016. The increase in cash used in financing activities was primarily related to higher cash used to repurchase common stock ($1,316 million), partially offset by higher cash provided by debt issuances, net of repayments ($1,116 million) and from stock issued under employee stock purchase and option plans ($24 million).

Contractual Obligations and Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

With the exception of the changes to our credit arrangements disclosed in Note 10 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Application of Critical Accounting Policies

With the exception of the changes to our accounting for certain income taxes disclosed in Note 1 to the condensed consolidated financial statements included elsewhere in this Form 10-Q, there have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Item 1A. Risk Factors

For a discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no significant changes from the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

On October 30, 2013, our Board approved the Repurchase Program authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. Our Board increased the stock repurchase authorization under the Repurchase Program by $600.0 million, $1.5 billion and $1.0 billion in 2015, November 2016 and February 2017, respectively, which increased the total amount that has been authorized under the Repurchase Program to $3.225 billion. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. We may also repurchase shares of our common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, which would permit shares of our common stock to be repurchased when we might otherwise be precluded from doing so by law. Repurchases of vested in-the-money employee stock options were made through transactions between us and our employees (other than our executive officers, who were not eligible to participate in the program), and this aspect of the Repurchase Program expired in November 2013. The Repurchase Program for common stock does not have an expiration date.

Since the Merger with IMS Health, we repurchased 29.7 million shares of our common stock at an average market price per share of $78.04 for an aggregate purchase price of $2,316.0 million under the Repurchase Program. From inception through March 31, 2017, we have repurchased a total of $2,994.2 million of our securities under the Repurchase Program, consisting of $59.1 million of stock options and $2,935.1 million of common stock. Those repurchases include amounts repurchased pursuant to a share repurchase agreement on February 23, 2017 with certain of our principal shareholders under the Repurchase Program. Pursuant to that agreement, we purchased an aggregate of 9,677,420 shares of our common stock in a private transaction for an aggregate purchase price of approximately $750 million. The transaction was consummated on February 28, 2017. As of March 31, 2017, we have remaining authorization to repurchase up to $230.8 million of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

The following table summarizes the equity repurchase program activity for the three months ended March 31, 2017 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except share and per share data)
January 1, 2017 — January 31, 2017	—	$—	—	$546,839
February 1, 2017 — February 28, 2017	11,138,128	$77.64	11,138,128	$682,096
March 1, 2017 — March 31, 2017	5,689,698	$79.32	5,689,698	$230,802
	16,827,826		16,827,826

Item 5. Other Information

On April 6, 2017, the Company held its 2017 annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan (the “2017 Plan”).

Details regarding the 2017 Plan are described on pages 54-62 of the Proxy Statement dated February 22, 2017 filed with the SEC on that date. The description of the 2017 Plan does not purport to be complete and is qualified in its entirety by reference to the full text of such plan, a copy of which was filed as Appendix B to the Proxy Statement and is incorporated by reference herein.

On May 5, 2017, the Company appointed Robert A. Parks, 44, to serve as Senior Vice President, Corporate Controller (including as its Principal Accounting Officer), effective May 22, 2017. Charles E. Williams, the Company’s previous Senior Vice President, Corporate Controller (including as its Principal Accounting Officer), notified the Company on May 4, 2017 of his intent to retire. Mr. Williams’ retirement will be effective May 19, 2017. This management transition is in accordance with the Company’s succession plan.

Mr. Parks joined the Company in November 2011 as a Senior Director, Finance and currently serves as Vice President, Finance, a position he has held since April 2013. Prior to joining the Company, Mr. Parks served in leadership roles at both public and private companies, including Chief Accounting Officer at TMX Finance, LLC and Head of SEC Reporting and SOX Compliance at Allscripts, Inc. Mr. Parks began his career at Ernst & Young, LLP., an accounting firm. Mr. Parks received a bachelor of science degree in accounting from the University of Maryland, College Park, and is a certified public accountant.

As part of his promotion, Mr. Parks will receive a $100,000 long-term incentive award subject to the approval of the Leadership Development and Compensation Committee of the Board of Directors of the Company, the terms of which will be consistent with the Company’s long-term incentive program approved in November 2016 as disclosed in our most recent proxy statement. The award will be subject to forfeiture if Mr. Parks does not relocate to the Company’s offices in Parsippany, New Jersey by January 1, 2018. There are no material arrangements or understandings between Mr. Parks and any other persons, pursuant to which he was appointed as Principal Accounting Officer, no family relationships among any of the Company’s directors or executive officers and Mr. Parks and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Item 6. Exhibits

The exhibits in the accompanying Exhibit Index following the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2017.

QUINTILES IMS HOLDINGS, INC.

/s/ Michael R. McDonnell
Michael R. McDonnell Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

4.1	Indenture, dated February 28, 2017, among Quintiles IMS Incorporated as the Issuer, U.S. Bank national Association, as trustee of the Notes and certain subsidiaries of the Issuer as guarantors.		8-K	001-35907	4.1	February 28, 2017

4.2	Form of 3.25% Senior Note due 2025 (incorporated by reference to Exhibit A to Exhibit 4.1).		8-K	001-35907	4.1	February 28, 2017

10.1	Amendment No.1, dated March 7, 2017, to Fourth Amended and Restated Credit Agreement, Dated October 3, 2016 (and filed with the Securities and Exchange Commission as Annex B to Exhibit 10.9 on Form 8-K dated October 3, 2016), among Quintiles IMS Holdings, Inc., the Guarantors party thereto, Bank of America N.A., as Administrative Agent and Collateral Agent, the Incremental Term B-1 Euro Lenders party thereto and the other Lenders party thereto.		8-K	001-35907	10.1	March 8, 2017

10.2	Share Repurchase Agreement, dated as of February 23, 2017, between Quintiles IMS Holdings, Inc., and the selling shareholders identified therein.		8-K	001-35907	10.1	February 24, 2017

10.3†	Description of Non-Employee Director Compensation, effective as of January 1, 2017.		10-K	001-35907	10.27	February 16, 2017

10.4†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.		10-K	001-35907	10.41	February 16, 2017

10.5†	Form of Award Agreement Awarding Performance Shares under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.		10-K	001-35907	10.45	February 16, 2017

10.6†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.		10-K	001-35907	10.47	February 16, 2017

10.7†	Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan.		DEF 14A	001-35907	Appendix B	February 22, 2017

10.8†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.	X

10.9†	Form of Award Agreement Awarding Performance Shares under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.	X
10.10†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.	X

10.11†	Quintiles IMS Incorporated Employee Protection Plan, effective January 1, 2017.		10-K	001-35907	10.69	February 16, 2017

10.12†	Quintiles IMS Holdings Inc. Non-Employee Director Deferral Plan, effective January 1, 2017.		10-K	001-35907	10.78	February 16, 2017

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Income (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iii) Condensed Consolidated Balance Sheets (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

X

†	Indicates management contract or compensatory plan or agreement