Form 10-Q
period 2017-06-30
Quintiles IMS Holdings, Inc.
filed 2017-08-04
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	216,526,774 shares outstanding as of July 31, 2017

QUINTILES IMS HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2017	2016	2017	2016
Revenues	$1,969	$1,167	$3,880	$2,275
Reimbursed expenses	406	386	817	768
Total revenues	2,375	1,553	4,697	3,043
Costs of revenue, exclusive of depreciation and amortization	1,154	735	2,266	1,429
Costs of revenue, reimbursed expenses	406	386	817	768
Selling, general and administrative expenses	370	216	750	416
Depreciation and amortization	245	32	477	64
Impairment charges	40	—	40	—
Restructuring costs	9	25	28	28
Merger related costs	—	9	—	9
Income from operations	151	150	319	329
Interest income	(1)	—	(3)	(1)
Interest expense	81	22	156	48
Loss on extinguishment of debt	—	—	3	—
Other expense (income), net	3	(3)	6	2
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	68	131	157	280
Income tax (benefit) expense	(7)	36	5	79
Income before equity in earnings (losses) of unconsolidated affiliates	75	95	152	201
Equity in earnings (losses) of unconsolidated affiliates	4	(4)	3	(1)
Net income	79	91	155	200
Net income attributable to non-controlling interests	(4)	(5)	(6)	(7)
Net income attributable to Quintiles IMS Holdings, Inc.	$75	$86	$149	$193
Earnings per share attributable to common stockholders:
Basic	$0.35	$0.73	$0.67	$1.62
Diluted	$0.34	$0.71	$0.65	$1.59
Weighted average common shares outstanding:
Basic	217.6	119.5	223.8	119.5
Diluted	222.3	121.5	228.6	121.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net income	$79	$91	$155	$200
Comprehensive income adjustments:
Unrealized losses on derivative instruments, net of income taxes of $2, ($3), $3 and ($8)	(2)	(10)	(1)	(19)
Foreign currency translation, net of income taxes of $80, ($4), $79 and ($5)	217	(31)	339	(23)
Reclassification adjustments:
Losses on derivative instruments included in net income, net of income taxes of $—, $—, $— and $2	—	3	2	7
Comprehensive income	294	53	495	165
Comprehensive (income) loss attributable to non-controlling interests	(7)	—	(8)	—
Comprehensive income attributable to Quintiles IMS Holdings, Inc.	$287	$53	$487	$165

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
(in millions, except per share data)	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$902	$1,198
Trade accounts receivable and unbilled services, net	1,845	1,707
Prepaid expenses	153	123
Income taxes receivable	41	34
Investments in debt, equity and other securities	43	40
Other current assets and receivables	275	235
Total current assets	3,259	3,337
Property and equipment, net	430	406
Investments in debt, equity and other securities	8	13
Investments in unconsolidated affiliates	62	69
Goodwill	11,258	10,727
Other identifiable intangibles, net	6,493	6,390
Deferred income taxes	94	89
Deposits and other assets	178	177
Total assets	$21,782	$21,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,678	$1,743
Unearned income	801	774
Income taxes payable	73	76
Current portion of long-term debt	94	92
Other current liabilities	14	20
Total current liabilities	2,660	2,705
Long-term debt	8,858	7,108
Deferred income taxes	2,069	2,133
Other liabilities	421	402
Total liabilities	14,008	12,348
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized at June 30, 2017 and December 31, 2016, $0.01 par value, 250.7 and 248.3 shares issued at June 30, 2017 and December 31, 2016, respectively	10,721	10,602
Accumulated deficit	(255)	(399)
Treasury stock, at cost, 34.3 and 12.9 shares at June 30, 2017 and December 31, 2016, respectively	(2,694)	(1,000)
Accumulated other comprehensive loss	(233)	(570)
Equity attributable to Quintiles IMS Holdings, Inc.’s stockholders	7,539	8,633
Non-controlling interests	235	227
Total stockholders’ equity	7,774	8,860
Total liabilities and stockholders’ equity	$21,782	$21,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(in millions)	2017	2016
Operating activities:
Net income	$155	$200
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	477	64
Amortization of debt issuance costs and discount	4	3
Amortization of accumulated other comprehensive loss on terminated interest rate swaps	3	3
Stock-based compensation	53	19
Impairment of goodwill and identifiable intangible assets	40	—
Loss from unconsolidated affiliates	7	6
Benefit from deferred income taxes	(203)	(3)
Excess income tax benefits from stock-based award activities	—	(5)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(55)	(81)
Change in other operating assets and liabilities	(180)	(53)
Net cash provided by operating activities	301	153
Investing activities:
Acquisition of property, equipment and software	(178)	(57)
Acquisition of businesses, net of cash acquired	(268)	—
Purchase of trading securities	—	(39)
Proceeds from corporate owned life insurance policies	—	21
Proceeds from sale of cost method investments	—	26
Investments in unconsolidated affiliates, net of payments received	6	(10)
Other	—	(1)
Net cash used in investing activities	(440)	(60)
Financing activities:
Proceeds from issuance of debt	3,998	—
Payment of debt issuance costs	(23)	—
Repayment of debt and principal payments on capital lease obligations	(2,515)	(25)
Proceeds from revolving credit facility	853	—
Repayment of revolving credit facility	(890)	—
Stock issued under employee stock purchase and option plans	69	15
Repurchase of common stock	(1,694)	(98)
Distributions to non-controlling interest	(5)	—
Excess income tax benefits from stock-based award activities	—	5
Contingent consideration and deferred purchase price payments	(3)	—
Net cash used in financing activities	(210)	(103)
Effect of foreign currency exchange rate changes on cash	53	(12)
Decrease in cash and cash equivalents	(296)	(22)
Cash and cash equivalents at beginning of period	1,198	977
Cash and cash equivalents at end of period	$902	$955

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

The Company

Conducting business in more than 100 countries with over 50,000 employees, Quintiles IMS Holdings, Inc. (together with its subsidiaries, the “Company” or “QuintilesIMS”) is a leading worldwide integrated information and technology-enabled healthcare service provider, dedicated to helping its clients improve their clinical, scientific and commercial results.

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

In August 2016, the FASB issued new accounting guidance which eliminates the diversity in practice related to the cash flow classification of certain cash receipts and payments including debt prepayment or extinguishment payments, payments upon maturity of a zero coupon bond, payment of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions received from certain equity method investees, and cash flows related to beneficial interests obtained in a financial asset securitization. The new guidance designates the appropriate cash flow statement classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities.  In the absence of specific guidance, each separately identifiable cash source and use will be classified on the basis of the nature of the underlying cash flows.  This new accounting guidance will be effective for the Company on January 1, 2018. Early adoption is permitted.

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

2. Employee Stock Compensation

Stock Incentive Plans

The Company granted the following number of stock-based awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	—	39,400	—	783,700
Stock appreciation rights - stock settled	31,490	—	1,895,681	—
Stock appreciation rights - cash settled	—	—	15,227	25,200
Restricted stock awards	—	—	254,582	—
Restricted stock units - stock settled	11,930	84,065	11,930	373,836
Restricted stock units - cash settled	—	—	3,715	—
Performance awards	—	—	76,374	—
Performance units	7,545	—	424,804	119,839

The Company had the following number of stock-based awards outstanding:

	June 30, 2017	December 31, 2016
Stock options	5,147,296	7,251,339
Stock appreciation rights - stock settled	3,013,901	1,313,322
Stock appreciation rights - cash settled	381,678	479,176
Restricted stock awards	621,635	367,053
Restricted stock units - stock settled	1,483,489	1,720,817
Restricted stock units - cash settled	3,715	—
Performance awards	76,374	—
Performance units	410,442	—

The Company used the following assumptions when estimating the value of the stock-based compensation for stock options and stock appreciation rights issued as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected volatility	22 – 25%	26 – 29%	22 – 25%	26 – 30%
Weighted average expected volatility	23%	26%	24%	28%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	1.0 – 6.9	3.6 – 6.6	1.0 – 6.9	3.6 – 6.6
Risk-free interest rate	1.16 – 2.13%	0.80 – 1.23%	1.16 – 2.21%	0.80 – 1.57%

The Company’s employee stock purchase plan was discontinued effective December 31, 2016. The Company recognized stock-based compensation expense of $27 million and $10 million during the three months ended June 30, 2017 and 2016, respectively, and $53 million and $19 million during the six months ended June 30, 2017 and 2016, respectively.  As of June 30, 2017, there was approximately $156 million of total unrecognized stock-based compensation expense related to outstanding non-vested stock-based compensation arrangements which the Company expects to recognize over a weighted average period of 1.5 years.

3. Concentration of Credit Risk

No client accounted for 10% or more of consolidated revenues for the three and six months ended June 30, 2017 or 2016.

4. Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consist of the following:

(in millions)	June 30, 2017	December 31, 2016
Trade:
Billed	$1,087	$998
Unbilled services	771	723
	1,858	1,721
Allowance for doubtful accounts	(13)	(14)
	$1,845	$1,707

5. Investments – Debt, Equity and Other Securities

The Company’s short-term investments in debt, equity and other securities consist primarily of trading investments in mutual funds and are measured at fair value with realized and unrealized gains and losses recorded in other expense (income), net on the accompanying condensed consolidated statements of income.

6. Variable Interest Entities

As of June 30, 2017, the Company’s investments in unconsolidated variable interest entities (“VIEs”) and its estimated maximum exposure to loss were as follows:

(in millions)	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
NovaQuest Pharma Opportunities Fund III, L.P. (“NovaQuest Fund III”)	$28	$35
NovaQuest Pharma Opportunities Fund IV, L.P. (“NovaQuest Fund IV”)	6	16
Pappas Life Science Ventures V, L.P. (“Pappas Fund V”)	1	5
	$35	$56

In June 2017, the Company committed to invest up to $5 million as a limited partner in a private equity fund, Pappas Fund V.  As of June 30, 2017, the Company has funded approximately $1 million and has approximately $4 million of remaining funding commitments.

The Company’s maximum exposure to loss on NovaQuest Fund III, NovaQuest Fund IV and Pappas Fund V (collectively, the “Funds”) is limited to its investments and any future payments made under its remaining funding commitments.

The Company has determined that the Funds are VIEs but that the Company is not the primary beneficiary as it does not have a controlling financial interest in the Funds. However, because the Company has the ability to exercise significant influence, it accounts for its investments in the Funds under the equity method of accounting and records its pro rata share of the Funds’ earnings and losses in equity in (losses) earnings of unconsolidated affiliates on the accompanying condensed consolidated statements of income. The investment assets of unconsolidated VIEs are included in investments in and advances to unconsolidated affiliates on the accompanying condensed consolidated balance sheets.

7. Goodwill and Identifiable Intangible Assets

The following is a summary of goodwill by reportable segment for the six months ended June 30, 2017:

		Research &	Integrated
	Commercial	Development	Engagement
(in millions)	Solutions	Solutions	Services	Consolidated
Balance as of December 31, 2016	$9,415	$1,196	$116	$10,727
Business combinations	196	18	—	214
Impairment	(40)	—	—	(40)
Impact of foreign currency fluctuations and other	349	7	1	357
Balance as of June 30, 2017	$9,920	$1,221	$117	$11,258

During the second quarter of 2017, we determined there was sufficient indication that the carrying value of our investment in Encore Health Resources LLC (“Encore”) should be reviewed for further impairment due to its continued decline in performance.  The Company proceeded to perform an impairment assessment which resulted in the recognition of a goodwill impairment of $39.6 million, which represents the remaining amount of goodwill associated with Encore, and an intangible asset impairment of $0.4 million for other-than-temporary declines in fair value.  As of June 30, 2017, accumulated goodwill impairment losses were $63 million.

On July 12, 2017, the Company completed the sale of Encore to an unrelated third party.  Encore was acquired in July 2014 to enhance the Company’s electronic health records expertise and is currently reported in the Commercial Solutions segment.

8. Derivatives

Foreign Exchange Risk Management

As of June 30, 2017, the Company held foreign currency forward contracts to (i) hedge certain forecasted foreign exchange cash flows arising from service contracts (“Service Contract Hedging”) and (ii) hedge non-United States Dollar anticipated intercompany royalties (“Royalty Hedging”). It is the Company’s policy to enter into foreign currency transactions only to the extent necessary to reduce earnings and cash flow volatility associated with foreign exchange rate movements. The Company does not enter into foreign currency transactions for investment or speculative purposes.

As of June 30, 2017, the Company had 61 open Service Contract Hedging and Royalty Hedging contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2017 and 2018 with notional amounts totaling $299 million. For accounting purposes these hedges are highly effective. As of June 30, 2017 and December 31, 2016, the Company had recorded gross unrealized gains (losses) of $6 million and ($5) million and $11 million and ($9) million, respectively, related to these contracts. Upon expiration of the hedge instruments during 2017 and 2018, the Company will reclassify the unrealized holding gains and losses on the derivative instruments included in accumulated other comprehensive income (loss) (“AOCI”) into earnings. The unrealized gains (losses) are included in other current assets and liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.

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

The Company, through the merger with IMS Health described in Note 12 below, has United States Dollar denominated interest rate caps (the “2014 Caps”) with a total notional value of $700 million at strike prices between 2% and 3% in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. The 2014 Caps commenced at various times between April 2014 and April 2016 and expire in April 2019.   The 2014 Caps are accounted for as cash flow hedges.

The Company, through the merger with IMS Health, has United States Dollar and Euro denominated interest rate swap agreements (the “2014 USD Swap” and “2014 EUR Swap”) to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. The 2014 USD Swap and 2014 EUR Swap began accruing interest in April and June 2014,  respectively, and expire in March 2019 and March 2021, respectively. On these agreements, the Company pays fixed rates of 2.1% to 1.65%, respectively, and receives variable rates of interest equal to the greater of three-month United States Dollar London Interbank Offered Rate (“LIBOR”) or three-month Euro Interbank Offered Rate (“EURIBOR”), and 1%.

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

The critical terms of the 2014 USD Swaps and 2015 Swaps are substantially the same as the underlying borrowings. These interest rate swaps are being accounted for as cash flow hedges as these transactions were executed to hedge the Company’s interest payments and for accounting purposes these hedges are highly effective. As such, the effective portion of the hedges is recorded as unrealized gains (losses) on derivatives included in AOCI and the ineffective portion of the hedges is recognized in earnings. The 2014 EUR Swap (notional value $331 million) ceased to be a highly effective hedge when the underlying debt was refinanced on March 7, 2017. As such, the Company discontinued hedge accounting on that date and prospective changes in the fair value of the 2014 EUR Swap are recognized in earnings. The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparty, which, when they occur, are reflected as interest expense on the consolidated statements of income. These interest rate swaps will result in a total debt mix of approximately 60% fixed rate debt and 40% variable rate debt, before the additional protection arising from the interest rate caps.

Net Investment Risk Management

Subsequent to the merger with IMS Health, the Company designated its foreign currency denominated debt as a hedge of its net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the United States Dollar. As of June 30, 2017, these borrowings (net of original issue discount) were €3,907 million ($4,463 million). The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the cumulative translation adjustment component of AOCI with the related offset in long-term debt. Those amounts will be reclassified from AOCI to earnings upon the sale or substantial liquidation of these net investments. The amount of foreign exchange losses related to the net investment hedge included in the cumulative translation adjustment component of AOCI for the six months ended June 30, 2017 was $338 million.

The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

		June 30, 2017			December 31, 2016
(in millions)	Balance Sheet Classification	Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$6	$5	$299	$11	$9	$300
Interest rate swaps	Other liabilities	—	6	520	—	15	945
Interest rate caps	Deposits and other assets	—	—	700	1	—	1,000
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	—	—	—	—	1	189
Interest rate swaps	Other liabilities	—	8	331	—	—	—
Total derivatives		$6	$19		$12	$25

The effect of the Company’s cash flow hedging instruments on other comprehensive (loss) income is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Foreign exchange forward contracts	$(4)	$(6)	$(5)	$(7)
Interest rate swaps	(1)	(4)	2	(10)
Total	$(5)	$(10)	$(3)	$(17)

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

The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values at June 30, 2017 and December 31, 2016 due to their short-term nature. At June 30, 2017 and December 31, 2016, the fair value of total debt approximated $9,086 million and $7,298 million, respectively, as determined under Level 2 measurements based on quoted prices for these financial instruments.

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of June 30, 2017:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$43	$—	$—	$43
Derivatives	—	6	—	6
Total	$43	$6	$—	$49
Liabilities:
Derivatives	$—	$19	$—	$19
Contingent consideration	—	—	53	53
Total	$—	$19	$53	$72

Below is a summary of the valuation techniques used in determining fair value:

Trading securities — The Company values trading securities using the quoted market value of the securities held.

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

Contingent consideration — The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Key assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenue performance targets, operating forecasts) and the probability of achieving the specific targets.

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended June 30:

	Contingent Consideration – Accounts Payable and Accrued Expenses
(in millions)	2017	2016
Balance as of January 1	$18	$4
Business combinations	38	—
Contingent consideration paid	(3)	—
Revaluations included in earnings and foreign currency translation adjustments	—	—
Balance as of June 30	$53	$4

Revaluations of the contingent consideration are recognized in other expense (income), net on the accompanying condensed consolidated statements of income.

10. Credit Arrangements

The following is a summary of the Company’s revolving credit facilities at June 30, 2017:

Facility	Interest Rates
$1,000 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 2.00% at June 30, 2017
$25 million (receivables financing facility)	United States LIBOR plus a margin of 0.85% at June 30, 2017 depending upon the Company’s debt rating
£10 million (approximately $13 million) general banking facility with a European headquartered bank	Bank’s base rate of 0.25% at June 30, 2017 plus 1%

The following table summarizes the Company’s debt at the dates indicated:

(in millions)	June 30, 2017	December 31, 2016
Senior Secured Credit Facilities:
Senior Secured Term A Loan due 2021—U.S. Dollar LIBOR at average floating rates of 3.30%	$866	$888
Senior Secured Term A Loan due 2021—Euro LIBOR at average floating rates of 2.00%	443	419
Senior Secured Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 3.23%	1,194	—
Senior Secured Term B Loan due 2024—Euro LIBOR at average floating rates of 2.75%	1,364	—
Senior Secured Term B Loan due 2021—U.S. Dollar LIBOR at average floating rates of 3.50%	—	1,700
Senior Secured Term B Loan due 2021—Euro LIBOR at average floating rates of 3.75%	—	765
Revolving Credit Facility due 2021:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of 3.38%	338	375
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
3.25% Senior Notes due 2025—Euro denominated	1,628	—
3.5% Senior Notes due 2024—Euro denominated	714	658
4.125% Senior Notes due 2023—Euro denominated	314	289
4.875% Senior Notes due 2023—U.S. Dollar denominated	800	800
Receivables financing facility due 2018—U.S. Dollar LIBOR at average floating rate of 2.07%	275	275
Principal amount of debt	8,986	7,219
Less: unamortized discount	(28)	(12)
Less: unamortized debt issuance costs	(6)	(7)
Less: current portion	(94)	(92)
Long-term debt	$8,858	$7,108

Contractual maturities of long-term debt are as follows at June 30, 2017:

(in millions)
Remainder of 2017	$47
2018	369
2019	94
2020	94
2021	1,436
Thereafter	6,946
$8,986

At June 30, 2017, there were bank guarantees totaling approximately £4 million (approximately $6 million) issued against the availability of the general banking facility.

During the first half of 2017, the Company borrowed and repaid $853 million and $890  million, respectively, under its revolving credit facilities.

Senior Secured Facilities

At June 30, 2017, the Company’s senior credit facility provided financing of up to approximately $4,868 million, which consisted of $4,206 million principal amount of debt outstanding (as detailed in the table above) and $662 million of available borrowing capacity on the $1,000 million revolving credit facility that expires in 2021.

On March 7, 2017, the Company refinanced all of its term B loans due 2021—U.S. dollar denominated (approximately $1,700 million) and its term B loans due 2021—Euro denominated (approximately $765 million) with an extended and repriced term B loan facility due in 2024 for an aggregate principal amount of approximately $2,465 million comprised of $1,200 million U.S. dollar denominated term B loans and €1,200 million ($1,279 million) Euro denominated term B loans. The U.S. dollar denominated term B loans bear interest based on the U.S. Dollar LIBOR with a floor of 0.75%, plus a margin of 2.00% for an all-in interest rate of 3.23% as of June 30, 2017. The Euro denominated term B loans bear interest based on the Euro LIBOR with a floor of 0.75%, plus a margin of 2.00% for an all-in interest rate of 2.75% as of June 30, 2017. In connection with this refinancing, the Company recognized a $3 million loss on extinguishment of debt, which included fees and related expenses.

Senior Notes

On February 28, 2017, the Company issued €1,425 million ($1,522 million) aggregate principal amount of 3.25% senior notes due 2025 (the “2017 Notes”). The 2017 Notes, which are unsecured obligations of the Company, will mature on March 15, 2025 and bear interest at the rate of 3.25% per year. Interest on the 2017 Notes is payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2017. The 2017 Notes may be redeemed prior to their final stated maturity, subject to a customary make-whole premium at any time prior to March 15, 2020 (subject to a certain customary “equity claw” redemption right) and thereafter subject to annually declining redemption premiums at any time prior to March 15, 2022. During March 2017, the proceeds of the 2017 Notes were used to pay fees and expenses related to the notes offering and the refinancing referenced above and other general corporate purposes, including the repurchase of the Company’s common stock.

Restrictive Covenants

The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to consolidated EBITDA, as defined in the credit agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on our ability to declare dividends. At June 30, 2017, the Company was in compliance with the financial covenants under its financing arrangements.

11. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of June 30, 2017 or December 31, 2016.

Equity Repurchase Program

On February 14, 2017, the Board increased the stock repurchase authorization under a previously approved equity repurchase program (the “Repurchase Program”) by $1 billion. On May 24, 2017, the Board further increased the stock repurchase authorization under the Repurchase Program by $1 billion, which increased the total amount that has been authorized under the Repurchase Program to $4.225 billion since the plan’s inception in October 2013. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it could be modified, extended, suspended or discontinued at any time.

During the six months ended June 30, 2017, the Company repurchased 21,337,443 shares of its common stock under the Repurchase Program at an average market price per share of $79.40 for an aggregate purchase price of approximately $1.7 billion. Those repurchases include shares repurchased pursuant to a share repurchase agreement dated February 23, 2017 with certain of the Company’s principal shareholders under the Repurchase Program. Pursuant to that agreement, the Company purchased an aggregate of 9,677,420 shares of the Company’s common stock in a private transaction for an aggregate purchase price of approximately $750 million. This transaction was consummated on February 28, 2017. In addition, the repurchases during the first six months of 2017 also include shares repurchased under the Repurchase Program pursuant to a secondary public offering of shares of the Company’s common stock described below.

From the plan’s inception in October 2013 through June 30, 2017, the Company has repurchased a total of $3,372 million of its securities under the Repurchase Program, consisting of $59 million of stock options and $3,313 million of common stock. As of June 30, 2017, the Company has remaining authorization to repurchase up to $853 million of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

Secondary Public Offering

In May 2017, the Company completed an underwritten secondary public offering of 10,571,003 shares of its common stock held by certain of the Company’s principal shareholders (the “Selling Stockholders”), of which, the Company repurchased 3,571,003 shares for an aggregate purchase price of approximately $300 million. The Company did not offer any stock in this transaction and did not receive any proceeds from the sale of the shares by the Selling Stockholders in the offering. Pursuant to an agreement with the underwriter, the Company’s per-share purchase price for repurchased shares was the same as the per-share purchase price payable by the underwriter to the Selling Stockholders.

An automatic shelf registration statement (including a prospectus) relating to the offering an unspecified amount of common stock was filed by the Company or selling stockholders to be named in the future with the Securities and Exchange Commission on May 24, 2017 and became effective upon filing. The registration statement will expire three years after the date of filing.

Non-controlling Interests

In July 2015, the Company contributed businesses to a joint venture with Quest Diagnostics Incorporated (“Quest”) that was recorded at book value (carryover basis) because the Company owns 60% of the joint venture and maintains control of these businesses. Quest’s 40% non-controlling interest in the joint venture, referred to as Q2 Solutions, was $235 million at June 30, 2017.

	2017	2016
Balance as of January 1	$227	$228
Investment by non-controlling interest	—	1
Comprehensive income (loss):
Net income (loss)	6	7
Foreign currency adjustments, net of income tax	2	(7)
Balance as of June 30	$235	$229

12. Business Combinations

IMS Health

On October 3, 2016, Quintiles Transnational Holdings Inc. (“Quintiles”) completed a merger of equals transaction with IMS Health Holdings, Inc. (“IMS Health”) (the “Merger”). Pursuant to the terms of the merger agreement dated as of May 3, 2016 between Quintiles and IMS Health, IMS Health was merged with and into Quintiles, and the separate corporate existence of IMS Health ceased, with Quintiles continuing as the surviving corporation. The Merger was accounted for as a business combination with Quintiles considered the accounting and the legal acquirer. Immediately prior to the completion of the Merger, Quintiles reincorporated as a Delaware corporation. The surviving corporation changed its name to Quintiles IMS Holdings, Inc. At the effective time of the Merger, IMS Health common stock was automatically converted into 0.3840 of a share of the Company’s common stock. The merger consideration was approximately $10.4 billion (based on the closing price of the Company’s common stock on October 3, 2016), and consisted of the fair value of the Company’s common stock issued (approximately 126.6 million shares) in exchange for the IMS Health common stock as well as the fair value of the vested portion of the converted IMS Health equity awards. In connection with the IMS Health acquisition, the Company recorded goodwill, primarily attributable to the assembled workforce of IMS Health and expected synergies, which was assigned to the Commercial Solutions segment ($9,688 million), the Research & Development Solutions segment ($533 million) and the Integrated Engagement Services segment ($67 million). The goodwill is not deductible for income tax purposes. The Company’s assessment of fair value and the purchase price allocation are preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date).

Unaudited Pro Forma Information

The following unaudited pro forma information presents the financial results as if the acquisition of IMS Health had occurred on January 1, 2015, with pro forma adjustments to give effect to (i) an increase in depreciation and amortization expense for fair value adjustments of property, plant and equipment and intangible assets, (ii) an increase in stock-based compensation expense resulting from the exchange of the vested IMS Health equity awards for the Company’s equity awards, and (iii) the related income tax effects. The pro forma results do not include any cost synergies, costs or other effects pertaining to the integration of IMS Health. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred for the periods presented below had the IMS Health acquisition been completed on January 1, 2015, nor are they indicative of the future operating results of the Company.

The following table summarizes the pro forma results:

	2016
(in millions, except earnings per share)	Three Months Ended June 30,	Six Months Ended June 30,
Revenues	$1,968	$3,849
Reimbursed expenses	386	768
Total revenues	$2,354	$4,617
Net income attributable to Quintiles IMS Holdings, Inc.	$41	$113
Earnings per share attributable to common stockholders:
Basic	$0.17	$0.46
Diluted	$0.16	$0.45

Pro forma information is not presented for any other acquisition as the aggregate operations of the acquired businesses were not significant to the overall operations of the Company.

The Company’s condensed consolidated statements of income for the three and six months ended June 30, 2017 included $813 million and $1,601 million, respectively, of revenues related to the IMS Health acquisition. Following the closing of the IMS Health acquisition, the Company began integrating IMS Health’s operations. As a result, deriving a separate measure of IMS Health’s stand-alone profitability for periods after the acquisition date is impracticable.

Other Acquisitions

The Company also completed several individually immaterial acquisitions within the Commercial Solutions segment and the Research & Development Solutions segment during the six months ended June 30, 2017. The Company’s assessment of fair value and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates.

The following table provides certain financial information for these acquisitions, including the preliminary allocation of the purchase price to certain tangible and intangible assets acquired and goodwill:

	Amortization
(in millions)	Period	2017
Total cost of acquisition, net of cash acquired		$314
Amounts recorded in the Condensed Consolidated Balance Sheets:
Goodwill		214
Portion of goodwill deductible for income tax purposes		117
Intangible assets:
Client relationships	10-15 years	81
Non-compete agreements	3-5 years	14
Software	2-5 years	15
Trade names	1-17 years	5
Total intangible assets		$115

13. Restructuring

The Company has taken restructuring actions in 2017, 2016 and 2015 to align its resources and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These actions include closing facilities, consolidating functional activities, eliminating redundant positions, and aligning resources with client requirements. In 2016, the Company also assumed certain restructuring liabilities as a result of the Merger. Restructuring expense in the first six months of 2017 consisted of severance and related costs of $24 million, including approximately $6 million related to the Merger. These restructuring actions are expected to continue into 2018.

The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs	Exit Costs	Total
Balance at December 31, 2016	$99	$3	$102
Expense, net of reversals	24	4	28
Payments	(39)	(3)	(42)
Foreign currency translation and other	2	—	2
Balance at June 30, 2017	$86	$4	$90

The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals at June 30, 2017 will be paid in 2017 and 2018.

14. Income Taxes

The effective income tax rate was (10.3)% and 27.5% in the second quarter of 2017 and 2016, respectively, and 3.2% and     28.2% in the first six months of 2017 and 2016, respectively. The effective income tax rate was favorably impacted by a tax benefit of $66 million and $130 million in the three and six months ended June 30, 2017, respectively, related to purchase accounting amortization of approximately $186 million and $368 million, respectively, as a result of the Merger.  Additionally, due to the adoption of ASU 2016-09 on January 1, 2017, the effective income tax rate was favorably impacted by discrete tax adjustments related to excess tax benefits on share-based compensation of $10 million and $13 million in the three and six months ended June 30, 2017, respectively.

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

15. Employee Benefit Plans

Pension and Postretirement Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Company’s pension benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Service cost	$10	$5	$19	$9
Interest cost	5	1	10	2
Expected return on plan assets	(10)	(1)	(19)	(2)
	$5	$5	$10	$9

The above tables do not include the Company’s expense associated with providing certain executives with supplemental pension benefits as well as postretirement medical, dental and life insurance benefits in accordance with their individual employment arrangements. The Company’s net periodic expense related to these benefits for the three and six months ended June 30, 2017 was de minimis.

16. Comprehensive Income

Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Marketable Securities	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2016	$(623)	$—	$10	$21	$22	$(570)
Other comprehensive income before reclassifications	257	—	(5)	—	83	335
Reclassification adjustments	—	—	2	—	—	2
Balance at June 30, 2017	$(366)	$—	$7	$21	$105	$(233)

Below is a summary of the adjustments for (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

	Affected Financial Statement	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Line Item	2017	2016	2017	2016
Derivative instruments:
Interest rate swaps	Interest expense	$—	$—	$—	$3
Foreign exchange forward contracts	Revenues	4	3	9	6
Foreign exchange forward contracts	Other expense (income), net	(4)	—	(7)	—
Total before income taxes		—	3	2	9
Income tax (expense) benefit		—	—	—	2
Total net of income taxes		$—	$3	$2	$7

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

Certain costs are not allocated to the Company’s segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses for corporate overhead functions such as senior leadership, finance, human resources, information technology, facilities and legal. The Company does not allocate depreciation and amortization, impairment charges, restructuring costs or merger related costs to its segments. Revenues and costs for reimbursed expenses are not allocated to the Company’s segments. Asset information by segment is not presented, as this measure is not used by the chief operating decision maker to assess the Company’s performance. The Company’s reportable segment information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Revenues
Commercial Solutions	$869	$71	$1,716	$146
Research & Development Solutions	896	887	1,762	1,722
Integrated Engagement Services	204	209	402	407
Total revenues	1,969	1,167	3,880	2,275
Costs of revenue
Commercial Solutions	474	50	927	107
Research & Development Solutions	515	522	1,014	996
Integrated Engagement Services	165	163	325	326
Total costs of revenue	1,154	735	2,266	1,429
Selling, general and administrative expenses
Commercial Solutions	156	16	329	31
Research & Development Solutions	138	149	274	291
Integrated Engagement Services	17	23	36	43
General corporate and unallocated	59	28	111	51
Total selling, general and administrative expenses	370	216	750	416
Segment profit
Commercial Solutions	239	5	460	8
Research & Development Solutions	243	216	474	435
Integrated Engagement Services	22	23	41	38
Total segment profit	504	244	975	481
General corporate and unallocated	(59)	(28)	(111)	(51)
Depreciation and amortization	(245)	(32)	(477)	(64)
Impairment charges	(40)	—	(40)	—
Restructuring costs	(9)	(25)	(28)	(28)
Merger related costs	—	(9)	—	(9)
Total income from operations	$151	$150	$319	$329

18. Earnings Per Share

The following table presents the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions or the effect of including such stock-based awards in the computation would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Shares subject to performance conditions	0.5	0.2	0.4	0.1
Shares subject to anti-dilutive stock-based awards	1.9	1.6	1.6	1.5
Total shares excluded from diluted earnings per share	2.4	1.8	2.0	1.6

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

Overview

Quintiles IMS Holdings, Inc. (“QuintilesIMS,” the “Company,” “we,” “our” and/or “us”) is a leading worldwide integrated information and technology-enabled healthcare service provider, dedicated to helping its clients improve their clinical, scientific and commercial results. Formed through the Merger of Quintiles and IMS Health on October 3, 2016, QuintilesIMS’s more than 50,000 employees conduct operations in over 100 countries. Companies seeking to improve real-world patient outcomes through treatment innovations, care provision and access can utilize our broad range of healthcare information, technology and service solutions to drive new insights and approaches. Our solutions span clinical to commercial, bringing our clients an opportunity to realize the full potential of innovations and advanced healthcare outcomes.

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

In October 2016, we completed the Merger, to better serve our clients across their entire product lifecycle by (i) improving clinical trial design, recruitment, and execution; (ii) creating real-world information solutions based on the use of medicines by actual patients in normal situations; and (iii) increasing the efficiency of healthcare companies commercial organizations through enhanced analytics and outsourcing services. The Merger was accounted for as a business combination and the acquired results of operations are included in our consolidated financial information since the date of the Merger. See Note 12 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details regarding our business combinations.

Sources of Revenue

Total revenues are comprised of revenues from the provision of our services and revenues from reimbursed expenses that are incurred while providing our services. We do not have any material product revenues. Our segment revenues expressed as a percent of revenues for the first six months of 2017 (excluding reimbursed expense revenue) are as follows:

Commercial Solutions	44.2%
Research & Development Solutions	45.4%
Integrated Engagement Services	10.4%

Reimbursed expenses are comprised primarily of payments to physicians (investigators) who oversee clinical trials and travel expenses for our clinical monitors principally within our Research & Development Solutions segment as well as travel expenses for our contract sales representatives within our Integrated Engagement Services segment. Reimbursed expenses may fluctuate from period-to-period due, in part, to where we are in the lifecycle of the many contracts that are in progress at a particular point in time. As reimbursed expenses are pass-through costs to our clients with little to no profit and we believe that the fluctuations from period-to-period are not meaningful to our underlying performance, we do not provide any analysis of the fluctuations in these items or their impact on our financial results. We have collection risk on contractually reimbursable expenses, and, from time to time, are unable to obtain reimbursement from the client for costs incurred. When such an expense is not reimbursed, it is classified as costs of revenue on the condensed consolidated statements of income.

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

Foreign Currency Translation

In the first six months of 2017, approximately 41% of our revenues were denominated in currencies other than the United States Dollar. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States Dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States Dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States Dollars for purposes of reporting our condensed consolidated results.

As a result, we believe that providing business performance that excludes the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period-to-period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results.

Consolidated Results of Operations

Summary Results of Operations

The following tables present a summary of our results of operations:

	Three			Three
	Months Ended	Change		Months Ended
	June 30,	Currency	Constant	June 30,
(in millions)	2016	Impact	Currency	2017
Revenues	$1,167	$(14)	$816	$1,969
Costs of revenue	735	(13)	432	1,154
Selling, general and administrative expenses	216	(3)	157	370
Depreciation and amortization	32	—	213	245
Impairment Charges	—	—	40	40
Restructuring costs	25	—	(16)	9
Merger related costs	9	—	(9)	—
Income from operations	$150	$2	$(1)	$151

	Six			Six
	Months Ended	Change		Months Ended
	June 30,	Currency	Constant	June 30,
(in millions)	2016	Impact	Currency	2017
Revenues	$2,275	$(28)	$1,633	$3,880
Costs of revenue	1,429	(25)	862	2,266
Selling, general and administrative expenses	416	(8)	342	750
Depreciation and amortization	64	(1)	414	477
Impairment Charges	—	—	40	40
Restructuring costs	28	1	(1)	28
Merger related costs	9	—	(9)	—
Income from operations	$329	$5	$(15)	$319

Consolidated Results of Operations

For information regarding our results of operations for Commercial Solutions, Research & Development Solutions and Integrated Engagement Services, refer to “Segment Results of Operations” later in this section.

Revenues

	Three Months Ended June 30,		Change
(in millions)	2017	2016	$	%
Revenues	$1,969	$1,167	$802	68.7%

For the second quarter of 2017, our revenues increased $802 million, or 68.7%, as compared to the same period in 2016. This increase was comprised of constant currency revenue growth of approximately $816 million, or 69.9%, and a negative impact of approximately $14 million from the effects of foreign currency fluctuations. The constant currency revenue growth was comprised of a $798 million increase in Commercial Solutions, which includes $805 million from the Merger, partially offset by a decline in revenue from Encore, a $20 million increase in Research & Development Solutions, and a $2 million decrease in Integrated Engagement Services.

	Six Months Ended June 30,		Change
(in millions)	2017	2016	$	%
Revenues	$3,880	$2,275	$1,605	70.5%

For the first six months of 2017, our revenues increased $1,605 million, or 70.5%, as compared to the same period in 2016. This increase was comprised of constant currency revenue growth of approximately $1,633 million, or 71.8%, and a negative impact of approximately $28 million from the effects of foreign currency fluctuations. The constant currency revenue growth was comprised of a $1,571 million increase in Commercial Solutions, which includes $1,586 million from the Merger with IMS Health, partially offset by a decline in revenue from Encore, and a $62 million increase in Research & Development Solutions.

Costs of Revenue, exclusive of Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Costs of revenue	$1,154	$735	$2,266	$1,429
% of revenues	58.6%	63.0%	58.4%	62.8%

When compared to the same period in 2016, costs of revenues, exclusive of depreciation and amortization, in the second quarter of 2017 increased $419 million. This increase included a constant currency increase in expenses of approximately $432 million, or 58.8%, partially offset by a positive impact of approximately $13 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $424 million increase in Commercial Solutions, which includes $429 million from the Merger with IMS Health, partially offset by lower costs from Encore, a $3 million increase in Research & Development Solutions, and a $5 million increase in Integrated Engagement Services.

When compared to the same period in 2016, costs of revenues, exclusive of depreciation and amortization, in the first six months of 2017 increased $837 million. This increase included a constant currency increase in expenses of approximately $862 million, or 60.3%, partially offset by a positive impact of approximately $25 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of an $821 million increase in Commercial Solutions, which includes $835 million from the Merger with IMS Health, partially offset by lower costs from Encore, a $37 million increase in Research & Development Solutions, and a $4 million increase in Integrated Engagement Services.

As a percent of revenues, costs of revenues declined in the three and six months ended June 30, 2017 to 58.6% and 58.4%, respectively, as compared to 63.0% and 62.8%, respectively, in the same periods in 2016. These declines were primarily as a result of the fact that the first six months of 2017 included a higher proportion of revenues from the Commercial Solutions segment, which includes higher profit margin businesses acquired in the Merger.

Selling, General and Administrative Expenses, exclusive of Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Selling, general and administrative expenses	$370	$216	$750	$416
% of service revenues	18.8%	18.5%	19.3%	18.3%

The $154 million increase in selling, general and administrative expenses for the three months ended June 30, 2017, included a constant currency increase of $157 million, or 72.7%, partially offset by a positive impact of approximately $3 million from the effects of foreign currency fluctuations. The constant currency growth primarily consisted of a $140 million increase in Commercial Solutions as a result of the Merger.  Also contributing to the increase was a higher level of general corporate and unallocated expenses of $31 million, primarily as a result of the Merger, which was partially offset by decreases in Research & Development Solutions and Integrated Engagement Services.

The $334 million increase in selling, general and administrative expenses for the six months ended June 30, 2017, included a constant currency increase of $342 million, or 82.2%, partially offset by a positive impact of approximately $8 million from the effects of foreign currency fluctuations. The constant currency growth primarily consisted of a $298 million increase in Commercial Solutions, which includes $300 million from the Merger, partially offset by a slight decline in the legacy service offerings.  Also contributing to the increase was a higher level of general corporate and unallocated expenses of $60 million, primarily as a result of the Merger, which was partially offset by decreases in Research & Development Solutions and Integrated Engagement Services.

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Depreciation and amortization	$245	$32	$477	$64
% of service revenues	12.4%	2.7%	12.3%	2.8%

The $213 million and $413 million increases in depreciation and amortization in the three and six months ended June 30, 2017, respectively, were primarily due to the approximately $6.4 billion of intangible assets acquired in the Merger with IMS Health.

Impairment Charges

	Three Months Ended June 30,
(in millions)	2017	2016
Impairment charges	$40	$—

During the second quarter of 2017, we recognized a $40 million goodwill and intangible impairment charge related to Encore.  This impairment charge is discussed further in Note 7 to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

Restructuring Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Restructuring costs	$9	$25	$28	$28

During the three and six months ended June 30, 2017, we recognized $9 million and $28 million, respectively, of restructuring charges, net of reversals for changes in estimates under our existing restructuring plans. The remaining actions under these plans are expected to occur throughout 2017 and into 2018 and are expected to consist of severance, facility closure and other exit-related costs.

Merger Related Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Merger related costs	$—	$9	$—	$9

Merger related costs include the direct and incremental costs of business combinations such as investment banking, legal, accounting and consulting fees.

Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Interest income	$(1)	$—	$(3)	$(1)
Interest expense	$81	$22	$156	$48

Interest income includes interest received primarily from bank balances and investments.

Interest expense during the three and six months ended June 30, 2017 was higher than the same periods in 2016 due to an increase in the average debt outstanding, primarily as a result of the debt assumed in the Merger and the refinancing transaction in the fourth quarter of 2016 (approximately $4.5 billion) and the February 2017 issuance of €1,425 million (approximately $1,522 million) of 3.25% senior notes as discussed further in Note 10 to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

Loss on Extinguishment of Debt

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Loss on extinguishment of debt	$—	$—	$3	$—

In the three months ended March 31, 2017, we recognized a $3 million loss on extinguishment of debt for fees and expenses incurred related to the refinancing of our senior secured credit facilities.

Other Expense (Income), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Other expense (income), net	$3	$(3)	$6	$2

Other expense (income), net for the second quarter of 2017 primarily consisted of foreign currency net losses.  Other expense (income), net for the second quarter of 2016 primarily consisted of foreign currency net gains.

Other expense (income), net for the first six months of 2017 primarily consisted of foreign currency net losses and expenses associated with the modification of our term B loans partially offset by gains on investments in mutual funds. Other expense (income), net for the first six months of 2016 primarily consisted of foreign currency net losses.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Income tax expense	$(7)	$36	$5	$79

The effective income tax rate was (10.3)% and 27.5% in the second quarter of 2017 and 2016, respectively, and 3.2% and 28.2% in the first six months of 2017 and 2016, respectively. Our effective income tax rate was favorably impacted by a tax benefit of $66 million and $130 million in the three and six months ended June 30, 2017, respectively, related to purchase accounting amortization of approximately $186 million and $368 million, respectively as a result of the Merger. Additionally, as a result of newly issued tax guidance, our effective income tax rate was favorably impacted due to discrete tax adjustments related to excess tax benefits on stock-based compensation of $10 million and $13 million in the three and six months ended June 30, 2017, respectively.

Equity in Earnings (Losses) of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Equity in earnings (losses) of unconsolidated affiliates	$4	$(4)	$3	$(1)

Equity in earnings (losses) of unconsolidated affiliates primarily included earnings (losses) from our investment in NovaQuest Pharma Opportunities Fund III, L.P.

Net Loss (Income) Attributable to Non-controlling Interests

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net income attributable to non-controlling interests	$(4)	$(5)	$(6)	$(7)

Net income attributable to non-controlling interests primarily included Quest Diagnostics Incorporated’s interest in Q2 Solutions.

Segment Results of Operations

The Company’s revenues and profit by segment are as follows:

Three Months Ended June 30, 2017 and 2016
	Segment Revenues		Segment Profit		Segment Profit Margin
(in millions)	2017	2016	2017	2016	2017	2016
Commercial Solutions	$869	$71	$239	$5	27.5%	7.0%
Research & Development Solutions	896	887	243	216	27.1%	24.4%
Integrated Engagement Services	204	209	22	23	10.8%	11.0%
Total	1,969	1,167	504	244	25.6%	20.9%
General corporate and unallocated			(59)	(28)
Depreciation and amortization			(245)	(32)
Impairment charges			(40)	—
Restructuring costs			(9)	(25)
Merger related costs			—	(9)
Consolidated	$1,969	$1,167	$151	$150

Six Months Ended June 30, 2017 and 2016
	Segment Revenues		Segment Profit		Segment Profit Margin
(in millions)	2017	2016	2017	2016	2017	2016
Commercial Solutions	$1,716	$146	$460	$8	26.8%	5.5%
Research & Development Solutions	1,762	1,722	474	435	26.9%	25.3%
Integrated Engagement Services	402	407	41	38	10.2%	9.3%
Total	3,880	2,275	975	481	25.1%	21.1%
General corporate and unallocated			(111)	(51)
Depreciation and amortization			(477)	(64)
Impairment charges			(40)	—
Restructuring costs			(28)	(28)
Merger related costs			—	(9)
Consolidated	$3,880	$2,275	$319	$329

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

Commercial Solutions

	Three Months Ended June 30,		Change
(in millions)	2017	2016	$	%
Revenues	$869	$71	$798	NM
Costs of revenue	474	50	424	NM
as a percentage of revenues	54.5%	70.4%
Selling, general and administrative	156	16	140	NM
as a percentage of revenues	18.0%	22.5%
Segment profit	$239	$5	$234	NM
as a percentage of revenues	27.5%	7.0%

	Six Months Ended June 30,		Change
(in millions)	2017	2016	$	%
Revenues	$1,716	$146	$1,570	NM
Costs of revenue	927	107	820	NM
as a percentage of revenues	54.0%	73.3%
Selling, general and administrative	329	31	298	NM
as a percentage of revenues	19.2%	21.2%
Segment profit	$460	$8	$452	NM
as a percentage of revenues	26.8%	5.5%

Revenues

Commercial Solutions’ revenues were $869 million for the second quarter of 2017, an increase of $798 million over the same period in 2016, which includes the incremental impact from the Merger of $805 million, offset by a decline in revenue from Encore.

Commercial Solutions’ revenues were $1,716 million for the first six months of 2017, an increase of $1,570 million over the same period in 2016, which includes the incremental impact from the Merger of $1,586 million, offset by a decline in revenue from Encore.

Costs of Revenue, exclusive of Depreciation and Amortization

Commercial Solutions’ costs of revenue increased approximately $424 million in the second quarter of 2017. This increase was related to a $424 million constant currency increase, which includes $429 million from the Merger, partially offset by lower costs from Encore due to lower revenue volumes.

Commercial Solutions’ costs of revenue increased approximately $820 million in the first six months of 2017. This increase was comprised of an $820 million constant currency increase, which includes $835 million from the Merger, partially offset by lower costs from Encore due to lower revenue volumes.

Selling, General and Administrative Expenses, exclusive of Depreciation and Amortization

Commercial Solutions’ selling, general and administrative expenses increased approximately $140 million in the second quarter 2017 as compared to the same period in 2016. This increase was primarily due to the incremental impact from the Merger.

Commercial Solutions’ selling, general and administrative expenses increased approximately $298 million in the first six months of 2017 as compared to the same period in 2016. This increase was primarily due to the incremental impact from the Merger of $300 million, partially offset by a slight decline in the legacy service offerings.

Research & Development Solutions

	Three Months Ended June 30,		Change
(in millions)	2017	2016	$	%
Revenues	$896	$887	$9	1.0%
Costs of revenue	515	522	(7)	(1.3)%
as a percentage of revenues	57.5%	58.9%
Selling, general and administrative expenses	138	149	(11)	(7.4)%
as a percentage of revenues	15.4%	16.8%
Segment profit	$243	$216	$27	12.5%
as a percentage of revenues	27.1%	24.4%

	Six Months Ended June 30,		Change
(in millions)	2017	2016	$	%
Service revenues	$1,762	$1,722	$40	2.3%
Costs of revenue	1,014	996	18	1.8%
as a percentage of service revenues	57.5%	57.8%
Selling, general and administrative expenses	274	291	(17)	(5.8)%
as a percentage of service revenues	15.6%	16.9%
Segment profit	$474	$435	$39	9.0%
as a percentage of service revenues	26.9%	25.3%

Backlog and Net New Business

We report contracted backlog and net new business for the Research & Development Solutions segment on a rolling basis for the last twelve months. Net new business totaled $4.03 billion and $4.73 billion for the 12 months ended June 30, 2017 and June 30, 2016, respectively. Ending backlog was $9.99 billion at June 30, 2017, and we expect $3.0 billion of this backlog to convert to revenue in the next 12 months.

Revenues

Research & Development Solutions’ revenues were $896 million in the second quarter of 2017, an increase of $9 million, or 1.0%, over the same period in 2016. This increase was comprised of constant currency service revenue growth of $20 million, or 2.3%, partially offset by a negative impact of approximately $11 million from the effects of foreign currency fluctuations.

Research & Development Solutions’ revenues were $1,762 million in the first six months of 2017, an increase of $40 million, or 2.3%, over the same period in 2016. This increase was comprised of constant currency service revenue growth of $62 million, or 3.6%, partially offset by a negative impact of approximately $22 million from the effects of foreign currency fluctuations.

The constant currency revenue growth for both the three and six months ended June 30, 2017 primarily included volume-related increases in our services from both our clinical solutions and services and our clinical trial support services, partially offset by lower revenue from early clinical development services, due to a facility closing in Europe in 2016.

Costs of Revenue, exclusive of Depreciation and Amortization

Research & Development Solutions’ costs of revenue decreased approximately $7 million in the second quarter of 2017 over the same period in 2016. This decrease included constant currency growth of $3 million, or 0.6%, which was more than offset by $10 million from the positive effects of foreign currency fluctuations.

Research & Development Solutions’ costs of revenue increased approximately $18 million in the first six months of 2017 over the same period in 2016. This increase included constant currency growth of $37 million, or 3.7%, partially offset by $19 million from the positive effects of foreign currency fluctuations.

The constant currency costs of revenue growth was primarily due to an increase in compensation and related expenses. The increase in compensation and related expenses resulted from (i) an increase in billable headcount resulting from the higher volume of constant currency revenue, (ii) our continued investment in our global delivery model that enables us to provide standardized, centrally-managed services from seven hub locations across five countries, and (iii) an increase in competition for qualified personnel in certain markets.

Selling, General and Administrative Expenses, exclusive of Depreciation and Amortization

Research & Development Solutions’ selling, general and administrative expenses decreased approximately $11 million, or 7.4%, in the second quarter of 2017 as compared to the same period in 2016. This decrease was caused by a constant currency decrease of $9 million coupled with a positive impact of approximately $2 million from the effects of foreign currency fluctuations. The constant currency decrease for the three months ended June 30, 2017 was primarily due to lower compensation and related expenses due to a decrease in headcount.

Research & Development Solutions’ selling, general and administrative expenses decreased approximately $17 million, or 5.8%, in the first six months of 2017 as compared to the same period in 2016. This decrease was caused by a constant currency decrease of $12 million coupled with a positive impact of approximately $5 million from the effects of foreign currency fluctuations. The constant currency decrease for the six months ended June 30, 2017 was primarily due to lower compensation and related expenses due to a decrease in headcount.

Integrated Engagement Services

	Three Months Ended June 30,		Change
(in millions)	2017	2016	$	%
Revenues	$204	$209	$(5)	(2.4)%
Costs of revenue	165	163	2	1.2%
as a percentage of revenues	80.9%	78.0%
Selling, general and administrative expenses	17	23	(6)	(26.1)%
as a percentage of revenues	8.3%	11.0%
Segment profit	$22	$23	$(1)	(4.3)%
as a percentage of revenues	10.8%	11.0%

	Six Months Ended June 30,		Change
(in millions)	2017	2016	$	%
Service revenues	$402	$407	$(5)	(1.2)%
Costs of revenue	325	326	(1)	(0.3)%
as a percentage of service revenues	80.8%	80.1%
Selling, general and administrative expenses	36	43	(7)	(16.3)%
as a percentage of service revenues	9.0%	10.6%
Segment profit	$41	$38	$3	7.9%
as a percentage of service revenues	10.2%	9.3%

Revenues

Integrated Engagement Services’ revenues were $204 million in the second quarter of 2017, a decrease of $5 million, or 2.4%, over the same period in 2016. This decrease was comprised of a constant currency revenue decrease of $2 million, or 1.0%, and a negative impact of approximately $3 million from the effects of foreign currency fluctuations.

Integrated Engagement Services’ revenues were $402 million in the first six months of 2017, a decrease of $5 million, or 1.2%, over the same period in 2016. This decrease was primarily related to the effects of foreign currency fluctuations.

The decline in constant currency service revenues for the three and six months ended June 30, 2017 was primarily due to a decrease in revenues in Europe.  The decline in Europe was primarily as a result of $9 million of revenue in the 2016 quarter that did not reoccur in 2017.  This revenue was related to a contract modification in the second quarter of 2016 on a royalty-based sales force arrangement.  Absent the impact of this on Europe, we experienced an increase in constant currency revenue in the 2017 periods in Europe and North America, primarily as a result of an increase in new projects starting up, which have begun to offset the impact of project cancellations in prior periods.

Costs of Revenue, exclusive of Depreciation and Amortization

Integrated Engagement Services’ costs of revenue increased approximately $2 million in the second quarter of 2017. This increase included constant currency growth of $5 million or 3.1%, partially offset by $3 million from the positive effects of foreign currency fluctuations.

Integrated Engagement Services’ costs of revenue decreased approximately $1 million in the first six months of 2017. This decrease included constant currency growth of $4 million, or 1.2%, more than offset by $5 million from the positive effects of foreign currency fluctuations.

The constant currency cost of revenue growth in both the three and six month periods in 2017 was due to an increase in compensation and related expenses resulting from an increase in billable headcount as a result of an increase in new projects starting up in the 2017 period.

Selling, General and Administrative Expenses, exclusive of Depreciation and Amortization

Integrated Engagement Services’ selling, general and administrative expenses decreased approximately $6 million in the second quarter of 2017 as compared to the same period in 2016.

Integrated Engagement Services’ selling, general and administrative expenses decreased approximately $7 million in the first six months of 2017 as compared to the same period in 2016.

The decrease for both the three and six month periods in 2017 was primarily due to lower compensation and related expenses due to a decrease in headcount.

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

We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which those funds can be accessed on a cost effective basis. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations. We have and expect to transfer cash from those subsidiaries to the United States and to other international subsidiaries when it is cost effective to do so. Since the Merger, through June 30, 2017, we have transferred approximately $900 million from foreign subsidiaries to the United States.

We had a cash balance of $902 million at June 30, 2017 ($91 million of which was in the United States), a decrease from $1,198 million at December 31, 2016.

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

Equity Repurchase Program

During the first six months of 2017, we repurchased 21,337,443 shares of our common stock for approximately $1.7 billion. These amounts included 9,677,420 shares of our common stock which we repurchased from certain of our principal shareholders in a private transaction for approximately $750 million and 3,571,003 shares of our common stock which we repurchased from an underwriter in connection with an underwritten, secondary public offering of shares of our common stock held by certain of our principal shareholders for approximately $300 million. See Note 11 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details regarding our repurchase program and the underwritten, secondary public offering of shares of our common stock.

Long-Term Debt

As of June 30, 2017, we had $9.0 billion of total indebtedness, excluding $694 million of additional available borrowings under our revolving credit facilities. The Company’s long-term debt arrangements contain usual and customary restrictive covenants, and as of June 30, 2017, we believe we were in compliance with our restrictive covenants.

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

Six months ended June 30, 2017 and 2016

Cash Flow from Operating Activities

	Six Months Ended June 30,
(in millions)	2017	2016
Net cash (used in) provided by operating activities	$301	$153

Cash provided by operating activities increased $148 million during the first six months of 2017 as compared to the same period in 2016. Cash flows from operating activities reflects higher cash-related net income of $249 million, offset by higher payments for interest, income taxes and normal fluctuations in cash collections from clients and accounts payable. Cash collections from clients can vary significantly each reporting period depending on the timing of cash receipts under contractual payment terms relative to the recognition of revenue over a project lifecycle and the timing of renewals.

Cash Flow from Investing Activities

	Six Months Ended June 30,
(in millions)	2017	2016
Net cash provided by (used in) investing activities	$(440)	$(60)

Cash used in investing activities increased $380 million during the first six months of 2017 as compared to the same period in 2016. The increase is primarily related to an increase of $268 million of cash used for the acquisition of businesses and $121 million of cash used for the acquisition of property, equipment and software.

Cash Flow from Financing Activities

	Six Months Ended June 30,
(in millions)	2017	2016
Net cash provided by (used in) financing activities	$(210)	$(103)

Cash used in financing activities increased $107 million during the first six months of 2017 as compared to the same period in 2016. The increase in cash used in financing activities was primarily related to $1,596 million of higher cash used to repurchase common stock, partially offset by higher cash provided by debt issuances, net of repayments ($1,448 million) and $54 million from stock issued under employee stock purchase and option plans.

Contractual Obligations and Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

With the exception of changes to our credit agreements disclosed in Note 10 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Purchases of Equity Securities by the Issuer

On October 30, 2013, our Board approved the Repurchase Program authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. Our Board increased the stock repurchase authorization under the Repurchase Program by $600.0 million, $1.5 billion, $1.0 billion and $1.0 billion in 2015, November 2016, February 2017 and May 2017, respectively, which increased the total amount that has been authorized under the Repurchase Program to $4.225 billion. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. We may also repurchase shares of our common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, which would permit shares of our common stock to be repurchased when we might otherwise be precluded from doing so by law. Repurchases of vested in-the-money employee stock options were made through transactions between us and our employees (other than our executive officers, who were not eligible to participate in the program), and this aspect of the Repurchase Program expired in November 2013. The Repurchase Program for common stock does not have an expiration date.

Since the Merger, we repurchased 34.2 million shares of our common stock at an average market price per share of $78.81 for an aggregate purchase price of $2,694 million under the Repurchase Program. From inception through June 30, 2017, we have repurchased a total of $3,372 million of our securities under the Repurchase Program, consisting of $59 million of stock options and $3,313 million of common stock. Those repurchases include shares repurchased pursuant to an agreement on February 23, 2017 with certain of our principal shareholders under the Repurchase Program. Pursuant to that agreement, we purchased an aggregate of 9,677,420 shares of our common stock in a private transaction for an aggregate purchase price of approximately $750 million. This transaction was consummated on February 28, 2017. In addition, repurchases in 2017 also include shares repurchased under the Repurchase Program pursuant to a share repurchase agreement dated May 24, 2017 with the underwriter in connection with an underwritten, secondary public offering of shares of our common stock held by certain of our principal shareholders. Pursuant to that agreement, we purchased an aggregate of 3,571,003 shares of our common stock in a private transaction with the underwriter for an aggregate purchase price of approximately $300 million. The transaction with the underwriter was consummated on May 31, 2017. See Note 11 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details regarding the underwritten, secondary public offering of shares of our common stock.

As of June 30, 2017, we have remaining authorization to repurchase up to $853 million of shares of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

The following table summarizes the monthly equity repurchase program activity for the six months ended June 30, 2017 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

(in thousands, except share and per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2017 — January 31, 2017	—	$—	—	$546,839
February 1, 2017 — February 28, 2017	11,138,128	$77.64	11,138,128	$682,096
March 1, 2017 — March 31, 2017	5,689,698	$79.32	5,689,698	$230,802
April 1, 2017 — April 30, 2017	—	$—	—	$230,802
May 1, 2017 — May 31, 2017	4,498,852	$83.85	4,498,852	$853,583
June 1, 2017 — June 30, 2017	10,765	$84.87	10,765	$852,670
	21,337,443		21,337,443

Item 6. Exhibits

The exhibits in the accompanying Exhibit Index following the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2017.

QUINTILES IMS HOLDINGS, INC.

/s/ Michael R. McDonnell
Michael R. McDonnell Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.1†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.		10-Q	001-35907	10.8	May 8, 2017

10.2†	Form of Award Agreement Awarding Performance Shares under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.		10-Q	001-35907	10.9	May 8, 2017

10.3†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.		10-Q	001-35907	10.10	May 8, 2017
10.4†	Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Aware Plan.		DEF14A	001-35907	Appendix B	February 22, 2017

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

99.1#	Risk Factors incorporated by reference.		S-3	333-218209		May 24, 2017
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

X

†	Indicates management contract or compensatory plan or Agreement.

#

The information set forth under the section entitled “Risk Factors” in the Company’s Registration Statement on Form S-3 (Registration No. 333-218209), filed with the SEC on May 24, 2017, which is incorporated herein by reference.