Form 10-Q
period 2017-09-30
Quintiles IMS Holdings, Inc.
filed 2017-10-27
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	211,313,493 shares outstanding as of October 23, 2017

QUINTILES IMS HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2017	2016	2017	2016
Revenues	$2,019	$1,137	$5,899	$3,412
Reimbursed expenses	446	360	1,263	1,128
Total revenues	2,465	1,497	7,162	4,540
Costs of revenue, exclusive of depreciation and amortization	1,165	696	3,431	2,125
Costs of revenue, reimbursed expenses	446	360	1,263	1,128
Selling, general and administrative expenses	391	207	1,141	623
Depreciation and amortization	256	34	733	98
Impairment charges	—	28	40	28
Restructuring costs	10	—	38	28
Merger related costs	—	4	—	13
Income from operations	197	168	516	497
Interest income	(2)	(1)	(5)	(2)
Interest expense	93	25	249	73
Loss on extinguishment of debt	18	—	21	—
Other expense, net	3	1	9	3
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	85	143	242	423
Income tax expense	—	39	5	118
Income before equity in earnings (losses) of unconsolidated affiliates	85	104	237	305
Equity in earnings (losses) of unconsolidated affiliates	4	—	7	(1)
Net income	89	104	244	304
Net income attributable to non-controlling interests	(5)	(4)	(11)	(11)
Net income attributable to Quintiles IMS Holdings, Inc.	$84	$100	$233	$293
Earnings per share attributable to common stockholders:
Basic	$0.39	$0.83	$1.06	$2.45
Diluted	$0.38	$0.82	$1.04	$2.41
Weighted average common shares outstanding:
Basic	214.3	118.9	220.7	119.3
Diluted	219.0	121.2	225.4	121.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net income	$89	$104	$244	$304
Comprehensive income adjustments:
Unrealized gains (losses) on derivative instruments, net of income tax expense (benefit) of $1, $1, ($2) and ($7)	2	—	1	(19)
Foreign currency translation, net of income tax benefit of ($59), ($1), ($138) and ($6)	156	(11)	495	(34)
Reclassification adjustments:
(Gains) losses on derivative instruments included in net income, net of income tax expense of $—, $2, $— and $4	(2)	7	—	14
Comprehensive income	245	100	740	265
Comprehensive income attributable to non-controlling interests	(8)	(2)	(16)	(2)
Comprehensive income attributable to Quintiles IMS Holdings, Inc.	$237	$98	$724	$263

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
(in millions, except per share data)	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,103	$1,198
Trade accounts receivable and unbilled services, net	1,859	1,707
Prepaid expenses	146	123
Income taxes receivable	56	34
Investments in debt, equity and other securities	44	40
Other current assets and receivables	284	235
Total current assets	3,492	3,337
Property and equipment, net	428	406
Investments in debt, equity and other securities	8	13
Investments in unconsolidated affiliates	67	69
Goodwill	11,598	10,727
Other identifiable intangibles, net	6,567	6,390
Deferred income taxes	93	89
Deposits and other assets	192	177
Total assets	$22,445	$21,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,894	$1,743
Unearned income	782	774
Income taxes payable	60	76
Current portion of long-term debt	103	92
Other current liabilities	14	20
Total current liabilities	2,853	2,705
Long-term debt	9,651	7,108
Deferred income taxes	2,014	2,133
Other liabilities	420	402
Total liabilities	14,938	12,348
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized at September 30, 2017 and December 31, 2016, $0.01 par value, 276.5 and 248.3 shares issued at September 30, 2017 and December 31, 2016, respectively	10,761	10,602
Accumulated deficit	(166)	(399)
Treasury stock, at cost, 40.2 and 12.9 shares at September 30, 2017 and December 31, 2016, respectively	(3,252)	(1,000)
Accumulated other comprehensive loss	(79)	(570)
Equity attributable to Quintiles IMS Holdings, Inc.’s stockholders	7,264	8,633
Non-controlling interests	243	227
Total stockholders’ equity	7,507	8,860
Total liabilities and stockholders’ equity	$22,445	$21,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(in millions)	2017	2016
Operating activities:
Net income	$244	$304
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	733	98
Amortization of debt issuance costs and discount	6	5
Amortization of accumulated other comprehensive loss on terminated interest rate swaps	3	3
Stock-based compensation	82	34
Impairment of goodwill and identifiable intangible assets	40	28
Loss from unconsolidated affiliates	4	5
Benefit from deferred income taxes	(139)	(4)
Excess income tax benefits from stock-based award activities	—	(14)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(85)	(16)
Change in other operating assets and liabilities	(151)	(30)
Net cash provided by operating activities	737	413
Investing activities:
Acquisition of property, equipment and software	(267)	(78)
Acquisition of businesses, net of cash acquired	(525)	—
Disposition of business, net of cash disposed	12	—
Purchase of trading securities	—	(39)
Proceeds from corporate owned life insurance policies	—	21
Proceeds from sale of cost method investments	—	26
Investments in unconsolidated affiliates, net of payments received	5	(13)
Other	1	1
Net cash used in investing activities	(774)	(82)
Financing activities:
Proceeds from issuance of debt	5,242	—
Payment of debt issuance costs	(53)	—
Repayment of debt and principal payments on capital lease obligations	(2,858)	(37)
Proceeds from revolving credit facility	1,222	—
Repayment of revolving credit facility	(1,497)	—
Stock issued under employee stock purchase and option plans	86	43
Repurchase of common stock	(2,252)	(98)
Distributions to non-controlling interest	(3)	—
Excess income tax benefits from stock-based award activities	—	14
Contingent consideration and deferred purchase price payments	(4)	—
Net cash used in financing activities	(117)	(78)
Effect of foreign currency exchange rate changes on cash	59	(20)
(Decrease) increase in cash and cash equivalents	(95)	233
Cash and cash equivalents at beginning of period	1,198	977
Cash and cash equivalents at end of period	$1,103	$1,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUINTILES IMS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

The Company

Conducting business in more than 100 countries with over 55,000 employees, Quintiles IMS Holdings, Inc. (together with its subsidiaries, the “Company” or “QuintilesIMS”) is a leading integrated information and technology-enabled healthcare service provider worldwide, dedicated to helping its clients improve their clinical, scientific and commercial results.

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

Recently Issued Accounting Standards

Accounting pronouncement adopted

In August 2016, the FASB issued new accounting guidance which eliminates the diversity in practice related to the cash flow classification of certain cash receipts and payments including debt prepayment or extinguishment payments, payments upon maturity of a zero coupon bond, payment of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions received from certain equity method investees, and cash flows related to beneficial interests obtained in a financial asset securitization. The Company adopted this new accounting guidance retrospectively on January 1, 2017. The new guidance designates the appropriate cash flow statement classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities.  In the absence of specific guidance, each separately identifiable cash source and use will be classified on the basis of the nature of the underlying cash flows.

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

Accounting pronouncements being evaluated

In August 2017, the FASB issued new accounting guidance which will allow more financial and nonfinancial hedging strategies to be eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The new accounting guidance will be effective for the Company on January 1, 2019. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

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

2. Employee Stock Compensation

Stock Incentive Plans

The Company granted the following number of stock-based awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	—	—	—	783,700
Stock appreciation rights - stock settled	22,138	—	1,917,819	—
Stock appreciation rights - cash settled	—	15,200	15,227	40,400
Restricted stock awards	—	86,356	254,582	86,356
Restricted stock units - stock settled	19,032	120,845	30,962	494,681
Restricted stock units - cash settled	—	—	3,715	—
Performance awards	—	—	76,374	—
Performance units	5,272	—	430,076	119,839

The Company had the following number of stock-based awards outstanding:

	September 30, 2017	December 31, 2016
Stock options	4,535,216	7,251,339
Stock appreciation rights - stock settled	2,962,261	1,313,322
Stock appreciation rights - cash settled	363,503	479,176
Restricted stock awards	617,551	367,053
Restricted stock units - stock settled	1,354,080	1,720,817
Restricted stock units - cash settled	3,715	—
Performance awards	76,374	—
Performance units	402,560	—

The Company used the following assumptions when estimating the value of the stock-based compensation for stock options and stock appreciation rights issued as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected volatility	22 – 24%	26 – 29%	22 – 25%	26 – 30%
Weighted average expected volatility	23%	27%	24%	28%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	3.9 – 6.9	3.6 – 6.6	1.0 – 6.9	3.6 – 6.6
Risk-free interest rate	1.71 – 2.15%	0.96 – 1.36%	1.16 – 2.21%	0.80 – 1.57%

The Company’s employee stock purchase plan was discontinued effective December 31, 2016. The Company recognized stock-based compensation expense of $29 million and $16 million during the three months ended September 30, 2017 and 2016, respectively, and $82 million and $34 million during the nine months ended September 30, 2017 and 2016, respectively.  As of September 30, 2017, there was approximately $129 million of total unrecognized stock-based compensation expense related to outstanding non-vested stock-based compensation arrangements, which the Company expects to recognize over a weighted average period of 1.3 years.

3. Concentration of Credit Risk

No client accounted for 10% or more of consolidated revenues for the three and nine months ended September 30, 2017 or 2016.

4. Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consist of the following:

(in millions)	September 30, 2017	December 31, 2016
Trade:
Billed	$1,044	$998
Unbilled services	828	723
	1,872	1,721
Allowance for doubtful accounts	(13)	(14)
	$1,859	$1,707

5. Investments – Debt, Equity and Other Securities

The Company’s short-term investments in debt, equity and other securities consist primarily of trading investments in mutual funds and are measured at fair value with realized and unrealized gains and losses recorded in other expense, net on the accompanying condensed consolidated statements of income.

6. Variable Interest Entities

As of September 30, 2017, the Company’s investments in unconsolidated variable interest entities (“VIEs”) and its estimated maximum exposure to loss were as follows:

(in millions)	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
NovaQuest Pharma Opportunities Fund III, L.P. (“NovaQuest Fund III”)	$30	$37
NovaQuest Pharma Opportunities Fund IV, L.P. (“NovaQuest Fund IV”)	7	17
Pappas Life Science Ventures V, L.P. (“Pappas Fund V”)	1	5
	$38	$59

The Company has determined that these funds are VIEs but that the Company is not the primary beneficiary as it does not have a controlling financial interest in these funds. However, because the Company has the ability to exercise significant influence, it accounts for its investments in these funds under the equity method of accounting and records its pro rata share of earnings and losses in equity in (losses) earnings of unconsolidated affiliates on the accompanying condensed consolidated statements of income. The investment assets of unconsolidated VIEs are included in investments in and advances to unconsolidated affiliates on the accompanying condensed consolidated balance sheets.

7. Goodwill and Identifiable Intangible Assets

The following is a summary of goodwill by reportable segment for the nine months ended September 30, 2017:

		Research &	Integrated
	Commercial	Development	Engagement
(in millions)	Solutions	Solutions	Services	Consolidated
Balance as of December 31, 2016	$9,415	$1,196	$116	$10,727
Business combinations	214	176	—	390
Impairment	(40)	—	—	(40)
Impact of foreign currency fluctuations and other	510	10	1	521
Balance as of September 30, 2017	$10,099	$1,382	$117	$11,598

During the second quarter of 2017, we determined there was sufficient indication that the carrying value of our investment in Encore Health Resources LLC (“Encore”) should be reviewed for further impairment due to its continued decline in performance.  The Company proceeded to perform an impairment assessment which resulted in the recognition of a goodwill impairment of $39.6 million, which represented the remaining amount of goodwill associated with Encore, and an intangible asset impairment of $0.4 million for other-than-temporary declines in fair value.  On July 12, 2017, the Company completed the sale of Encore to an unrelated third party. As of September 30, 2017, accumulated goodwill impairment losses were $63 million, solely related to Encore.

8. Derivatives

Foreign Exchange Risk Management

As of September 30, 2017, the Company held foreign currency forward contracts to (i) hedge certain forecasted foreign exchange cash flows arising from service contracts (“Service Contract Hedging”) and (ii) hedge non-United States Dollar anticipated intercompany royalties (“Royalty Hedging”). It is the Company’s policy to enter into foreign currency transactions only to the extent necessary to reduce earnings and cash flow volatility associated with foreign exchange rate movements. The Company does not enter into foreign currency transactions for investment or speculative purposes.

As of September 30, 2017, the Company had 57 open Service Contract Hedging and Royalty Hedging contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2017 and 2018 with notional amounts totaling $294 million. For accounting purposes these hedges are considered highly effective. As of September 30, 2017 and December 31, 2016, the Company had recorded gross unrealized gains (losses) of $6 million and ($7) million and $11 million and ($9) million, respectively, related to these contracts. Upon expiration of the hedge instruments during 2017 and 2018, the Company will reclassify the unrealized holding gains and losses on the derivative instruments included in accumulated other comprehensive income (loss) (“AOCI”) into earnings. The unrealized gains (losses) are included in other current assets and liabilities on the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.

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

The critical terms of the 2015 Swaps are substantially the same as the underlying borrowings. These interest rate swaps are being accounted for as cash flow hedges as these transactions were executed to hedge the Company’s interest payments and for accounting purposes these hedges are highly effective. As such, the effective portion of the hedges is recorded as unrealized gains (losses) on derivatives included in AOCI and the ineffective portion of the hedges is recognized in earnings. The 2014 EUR Swap (notional value $343 million) ceased to be considered a highly effective hedge for accounting purposes when the underlying debt was refinanced on March 7, 2017. As such, the Company discontinued hedge accounting on that date and prospective changes in the fair value of the 2014 EUR Swap are recognized in earnings. The 2014 USD Swap (notional value $100 million) ceased to be considered a highly effective hedge for accounting purposes this quarter and as such, the Company has discontinued hedge accounting and prospective changes in the fair value of the 2014 USD Swap are recognized in earnings.  The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparty, which, when they occur, are reflected as interest expense on the consolidated statements of income. These interest rate swaps will result in a total debt mix of approximately 57% fixed rate debt and 43% variable rate debt, before the additional protection arising from the interest rate caps.

Net Investment Risk Management

Subsequent to the merger with IMS Health, the Company designated its foreign currency denominated debt as a hedge of its net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the United States Dollar. As of September 30, 2017, these borrowings (net of original issue discount) were €4,044 million ($4,779 million). The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the cumulative translation adjustment component of AOCI with the related offset in long-term debt. Those amounts will be reclassified from AOCI to earnings upon the sale or substantial liquidation of these net investments. The amount of foreign exchange losses related to the net investment hedge included in the cumulative translation adjustment component of AOCI for the nine months ended September 30, 2017 was $490 million.

The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

		September 30, 2017			December 31, 2016
(in millions)	Balance Sheet Classification	Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$6	$7	$294	$11	$9	$300
Interest rate swaps	Other liabilities	—	4	405	—	15	945
Interest rate caps	Deposits and other assets	—	—	700	1	—	1,000
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	—	—	—	—	1	189
Interest rate swaps	Other liabilities	—	8	443	—	—	—
Total derivatives		$6	$19		$12	$25

The effect of the Company’s cash flow hedging instruments on other comprehensive (loss) income is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Foreign exchange forward contracts	$(2)	$4	$(7)	$(3)
Interest rate swaps	3	4	5	(6)
Total	$1	$8	$(2)	$(9)

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

The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values at September 30, 2017 and December 31, 2016 due to their short-term nature. At September 30, 2017 and December 31, 2016, the fair value of total debt approximated $9,988 million and $7,298 million, respectively, as determined under Level 2 measurements based on quoted prices for these financial instruments.

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of September 30, 2017:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$44	$—	$—	$44
Derivatives	—	6	—	6
Total	$44	$6	$—	$50
Liabilities:
Derivatives	$—	$19	$—	$19
Contingent consideration	—	—	63	63
Total	$—	$19	$63	$82

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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the nine months ended September 30:

	Contingent Consideration – Accounts Payable and Accrued Expenses
(in millions)	2017	2016
Balance as of January 1	$18	$4
Business combinations	52	—
Contingent consideration paid	(4)	—
Revaluations included in earnings and foreign currency translation adjustments	(3)	1
Balance as of September 30	$63	$5

Revaluations of the contingent consideration are recognized in other expense (income), net on the accompanying condensed consolidated statements of income.

10. Credit Arrangements

The following is a summary of the Company’s revolving credit facilities at September 30, 2017:

Facility	Interest Rates
$1,000 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 2.00% at September 30, 2017
$25 million (receivables financing facility)	United States LIBOR plus a margin of 0.85% at September 30, 2017 depending upon the Company’s debt rating
£10 million (approximately $13 million) general banking facility with a European headquartered bank	Bank’s base rate of 0.25% at September 30, 2017 plus 1%

The following table summarizes the Company’s debt at the dates indicated:

(in millions)	September 30, 2017	December 31, 2016
Senior Secured Credit Facilities:
Term A Loan due 2021—U.S. Dollar LIBOR at average floating rates of 3.33%	$855	$888
Term A Loan due 2021—Euro LIBOR at average floating rates of 2.00%	453	419
Term B Loan due 2025—U.S. Dollar at average floating rates of 3.32%	750	—
Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 3.33%	1,191	—
Term B Loan due 2024—Euro LIBOR at average floating rates of 2.75%	1,407	—
Term B Loan due 2021—U.S. Dollar LIBOR at average floating rates of 3.50%	—	1,700
Term B Loan due 2021—Euro LIBOR at average floating rates of 3.75%	—	765
Revolving Credit Facility due 2021:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of 3.23%	100	375
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	496	—
3.25% Senior Notes due 2025—Euro denominated	1,684	—
3.5% Senior Notes due 2024—Euro denominated	739	658
4.125% Senior Notes due 2023—Euro denominated	—	289
4.875% Senior Notes due 2023—U.S. Dollar denominated	800	800
Receivables financing facility due 2018—U.S. Dollar LIBOR at average floating rate of 2.08%	275	275
Principal amount of debt	9,800	7,219
Less: unamortized discount and debt issuance costs	(46)	(19)
Less: current portion	(103)	(92)
Long-term debt	$9,651	$7,108

Contractual maturities of long-term debt are as follows at September 30, 2017:

(in millions)
Remainder of 2017	$26
2018	378
2019	103
2020	103
2021	1,218
Thereafter	7,972
$9,800

At September 30, 2017, there were bank guarantees totaling approximately £5 million (approximately $6 million) issued against the availability of the general banking facility.

During the first nine months of 2017, the Company borrowed and repaid $1,222 million and $1,497 million, respectively, under its revolving credit facilities.

Senior Secured Facilities

At September 30, 2017, the Company’s senior credit facility provided financing of up to approximately $5,656 million, which consisted of $4,756 million principal amount of debt outstanding (as detailed in the table above) and $900 million of available borrowing capacity on the $1,000 million revolving credit facility that expires in 2021.

On September 18, 2017, the Company amended its senior credit facility agreement (the “Amendment”) to provide for an incremental term B loan of $750 million and to increase the facility’s restricted payment capacity, specifically an increase to the total net leverage ratio conditions for unlimited restricted investments from 4.25-to-1.00 to 4.50-to-1.00 and for dividends and distributions from 4.00-to-1.00 to 4.50-to-1.00. The new term B loan will mature in 2025 and bear a floating interest rate of LIBOR plus 2.00% per year.

On March 7, 2017, the Company refinanced all of its term B loans due 2021—U.S. dollar denominated (approximately $1,700 million) and its term B loans due 2021—Euro denominated (approximately $765 million) with an extended and repriced term B loan facility due in 2024 for an aggregate principal amount of approximately $2,465 million comprised of $1,200 million U.S. dollar denominated term B loans and €1,200 million ($1,279 million) Euro denominated term B loans. The U.S. dollar denominated term B loans bear interest based on the U.S. Dollar LIBOR with a floor of 0.75%, plus a margin of 2.00% for an all-in interest rate of 3.23% as of September 30, 2017. The Euro denominated term B loans bear interest based on the Euro LIBOR with a floor of 0.75%, plus a margin of 2.00% for an all-in interest rate of 2.75% as of September 30, 2017. In connection with this refinancing, the Company recognized a $3 million loss on extinguishment of debt, which included fees and related expenses.

Senior Notes

On September 14, 2017, the Company’s wholly owned subsidiary, Quintiles IMS Incorporated (the “Issuer”), issued €420 million (approximately $501 million) aggregate principal amount of 2.875% senior notes due 2025 (the “2025 Notes”). The 2025 Notes, which are unsecured obligations of the Issuer, mature on September 15, 2025 and bear an interest rate of 2.875% which is paid semi-annually on March 15 and September 15 of each year, beginning on March 15, 2018. The 2025 Notes may be redeemed prior to their final stated maturity, subject to a customary make-whole premium at any time prior to September 15, 2020 (subject to a certain customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 1.438% to 0%.

The net proceeds from the offering of the 2025 Notes and the Amendment referenced above were used to refinance certain indebtedness, including the redemption of the outstanding 4.125% euro-denominated senior notes due 2023 (the “4.125% Notes”), to pay down the revolving credit facility, to pay fees and expenses related to the offering of the 2025 Notes and the Amendment and for other general corporate purposes, including the repurchase of the Company’s common stock and acquisitions. In connection with this refinancing, the Company recognized an $18 million loss on extinguishment of debt, which included the 4.125% Notes make-whole premium.

On February 28, 2017, the Issuer issued €1,425 million (approximately $1,522 million) aggregate principal amount of 3.25% senior notes due 2025 (the “2017 Notes”). The 2017 Notes, which are unsecured obligations of the Issuer, mature on March 15, 2025 and bear an interest rate of 3.25% which is paid semi-annually on March 15 and September 15 of each year, beginning on September 15, 2017. The 2017 Notes may be redeemed prior to their final stated maturity, subject to a customary make-whole premium at any time prior to March 15, 2020 (subject to a certain customary “equity claw” redemption right) and thereafter subject to annually declining redemption premiums at any time prior to March 15, 2022. During March 2017, the proceeds of the 2017 Notes were used to pay fees and expenses related to the notes offering and the refinancing referenced above and other general corporate purposes, including the repurchase of the Company’s common stock.

Restrictive Covenants

The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to consolidated EBITDA, as defined in the credit agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on our ability to declare dividends. At September 30, 2017, the Company was in compliance with the financial covenants under its financing arrangements in all material respects.

11. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of September 30, 2017 or December 31, 2016.

Equity Repurchase Program and Secondary Public Offerings

On February 14, 2017, the Board increased the stock repurchase authorization under a previously approved equity repurchase program (the “Repurchase Program”) by $1.0 billion. On May 24, 2017, the Board further increased the stock repurchase authorization under the Repurchase Program by $1.0 billion, which increased the total amount that has been authorized under the Repurchase Program to $4.225 billion since the plan’s inception in October 2013. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it could be modified, extended, suspended or discontinued at any time.

During the nine months ended September 30, 2017, the Company repurchased 27,296,321 shares of its common stock under the Repurchase Program at an average market price per share of $82.49 for an aggregate purchase price of approximately $2.3 billion. Those repurchases include shares repurchased pursuant to a share repurchase agreement dated February 23, 2017 with certain of the Company’s principal stockholders under the Repurchase Program. Pursuant to that agreement, the Company purchased an aggregate of 9,677,420 shares of the Company’s common stock in a private transaction for an aggregate purchase price of approximately $750 million. This transaction was consummated on February 28, 2017.

In May 2017, the Company completed an underwritten secondary public offering of 10,571,003 shares of its common stock held by certain of the Company’s principal stockholders (the “May Selling Stockholders”), of which, the Company repurchased 3,571,003 shares for an aggregate purchase price of approximately $300 million. The Company did not offer any stock in this transaction and did not receive any proceeds from the sale of the shares by the May Selling Stockholders in the offering. Pursuant to an agreement with the underwriter, the Company’s per-share purchase price for repurchased shares was the same as the per-share purchase price payable by the underwriter to the May Selling Stockholders.

In September 2017, the Company completed an underwritten secondary public offering of 9,000,000 shares of its common stock held by certain of the Company’s principal stockholders (the “September Selling Stockholders”), of which the Company repurchased 4,000,000 shares for an aggregate purchase price of approximately $380 million. The Company did not offer any stock in this transaction and did not receive any proceeds from the sale of the shares by the September Selling Stockholders in the offering. Pursuant to an agreement with the underwriter, the Company’s per-share purchase price for repurchased shares was the same as the per-share purchase price payable by the underwriter to the September Selling Stockholders.

An automatic shelf registration statement (including a prospectus) relating to the offering of an unspecified amount of common stock was filed by the Company or selling stockholders to be named in the future with the Securities and Exchange Commission on May 24, 2017 and became effective upon filing. The registration statement will expire three years after the date of filing.

As of September 30, 2017, the Company has remaining authorization to repurchase up to $295 million of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

Non-controlling Interests

In July 2015, the Company contributed businesses to a joint venture with Quest Diagnostics Incorporated (“Quest”) that was recorded at book value (carryover basis) because the Company owns 60% of the joint venture and maintains control of these businesses. Quest’s 40% non-controlling interest in the joint venture, referred to as Q2 Solutions, was $243 million at September 30, 2017.

	2017	2016
Balance as of January 1	$227	$228
Investment by non-controlling interest	—	2
Comprehensive income (loss):
Net income (loss)	11	11
Foreign currency adjustments, net of income tax	5	(9)
Balance as of September 30	$243	$232

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

The following table summarizes the pro forma results:

	2016
(in millions, except earnings per share)	Three Months Ended September 30,	Nine Months Ended September 30,
Revenues	$1,926	$5,775
Reimbursed expenses	360	1,128
Total revenues	$2,286	$6,903
Net income attributable to Quintiles IMS Holdings, Inc.	$82	$195
Earnings per share attributable to common stockholders:
Basic	$0.34	$0.80
Diluted	$0.33	$0.78

Pro forma information is not presented for any other acquisition as the aggregate operations of the acquired businesses were not significant to the overall operations of the Company.

The Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2017 included $858 million and $2,459 million, respectively, of revenues related to the IMS Health acquisition, including revenue from post-merger acquisitions. Following the closing of the IMS Health acquisition, the Company began integrating IMS Health’s operations. As a result, deriving a separate measure of IMS Health’s stand-alone profitability for periods after the acquisition date is impracticable.

Other Acquisitions

The Company also completed several individually immaterial acquisitions during the nine months ended September 30, 2017. The Company’s assessment of fair value and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates.

The following table provides certain financial information for these acquisitions, including the preliminary allocation of the purchase price to certain tangible and intangible assets acquired and goodwill:

	Amortization
(in millions)	Period	2017
Total cost of acquisition, net of cash acquired		$579
Amounts recorded in the Condensed Consolidated Balance Sheets:
Goodwill		390
Portion of goodwill deductible for income tax purposes		142
Intangible assets:
Client relationships	9-15 years	158
Backlog	4 years	15
Non-compete agreements	3-5 years	11
Software	2-9 years	40
Trade names	1-17 years	9
Total intangible assets		$233

13. Restructuring

The Company has taken restructuring actions in 2017, 2016 and 2015 to align its resources and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These actions include closing facilities, consolidating functional activities, eliminating redundant positions, and aligning resources with client requirements. In 2016, the Company also assumed certain restructuring liabilities as a result of the Merger. Restructuring expense in the first nine months of 2017 consisted of severance and related costs of $35 million, including approximately $6 million related to the Merger and $29 million related to cost reduction actions taken to adapt to changing market conditions. These restructuring actions are expected to continue into 2018.

The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs	Exit Costs	Total
Balance at December 31, 2016	$99	$3	$102
Expense, net of reversals	35	3	38
Payments	(59)	(3)	(62)
Foreign currency translation and other	1	—	1
Balance at September 30, 2017	$76	$3	$79

The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals at September 30, 2017 will be paid in 2017 and 2018.

14. Income Taxes

The effective income tax rate was (0.5)% and 27.3% in the third quarter of 2017 and 2016, respectively, and 2.1% and 27.9% in the first nine months of 2017 and 2016, respectively. The effective income tax rate was favorably impacted by a tax benefit of $58 million and $189 million in the three and nine months ended September 30, 2017, respectively, related to purchase accounting amortization of approximately $193 million and $561 million, respectively, as a result of the Merger.  Additionally, due to the adoption of ASU 2016-09 on January 1, 2017, the effective income tax rate was favorably impacted by discrete tax adjustments related to excess tax benefits on stock-based compensation of $5 million and $18 million in the three and nine months ended September 30, 2017, respectively.

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

15. Employee Benefit Plans

Pension and Postretirement Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Company’s pension benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Service cost	$10	$4	$29	$13
Interest cost	6	1	16	3
Expected return on plan assets	(10)	(1)	(29)	(3)
Amortization of actuarial losses	1	1	1	1
	$7	$5	$17	$14

The above tables do not include the Company’s expense associated with providing certain executives with supplemental pension benefits as well as postretirement medical, dental and life insurance benefits in accordance with their individual employment arrangements. The Company’s net periodic expense related to these benefits for the three and nine months ended September 30, 2017 was de minimis.

16. Comprehensive Income

Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2016	$(623)	$10	$21	$22	$(570)
Other comprehensive income (loss) before reclassifications	353	(2)	—	140	491
Reclassification adjustments	—	—	—	—	—
Balance at September 30, 2017	$(270)	$8	$21	$162	$(79)

Below is a summary of the adjustments for (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

	Affected Financial Statement	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Line Item	2017	2016	2017	2016
Derivative instruments:
Interest rate swaps	Interest expense	$—	$2	$—	$5
Foreign exchange forward contracts	Revenues	(1)	7	8	13
Foreign exchange forward contracts	Other expense (income), net	(1)	—	(8)	—
Total before income taxes		(2)	9	—	18
Income tax benefit		—	2	—	4
Total net of income taxes		$(2)	$7	$—	$14

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Revenues
Commercial Solutions	$887	$72	$2,603	$218
Research & Development Solutions	938	869	2,700	2,591
Integrated Engagement Services	194	196	596	603
Total revenues	2,019	1,137	5,899	3,412
Costs of revenue
Commercial Solutions	480	51	1,407	158
Research & Development Solutions	529	488	1,543	1,484
Integrated Engagement Services	156	157	481	483
Total costs of revenue	1,165	696	3,431	2,125
Selling, general and administrative expenses
Commercial Solutions	168	14	482	45
Research & Development Solutions	152	143	426	434
Integrated Engagement Services	20	20	56	63
General corporate and unallocated	51	30	177	81
Total selling, general and administrative expenses	391	207	1,141	623
Segment profit
Commercial Solutions	239	7	714	15
Research & Development Solutions	257	238	731	673
Integrated Engagement Services	18	19	59	57
Total segment profit	514	264	1,504	745
General corporate and unallocated	(51)	(30)	(177)	(81)
Depreciation and amortization	(256)	(34)	(733)	(98)
Impairment charges	—	(28)	(40)	(28)
Restructuring costs	(10)	—	(38)	(28)
Merger related costs	—	(4)	—	(13)
Total income from operations	$197	$168	$516	$497

18. Earnings Per Share

The following table presents the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions or the effect of including such stock-based awards in the computation would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Shares subject to performance conditions	0.5	0.2	0.4	0.2
Shares subject to anti-dilutive stock-based awards	0.6	0.7	1.3	1.2
Total shares excluded from diluted earnings per share	1.1	0.9	1.7	1.4

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

In addition to historical condensed consolidated financial information, the following discussion contains or incorporates by reference forward-looking statements that within the meaning of the federal securities laws are not historical facts but reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. We assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, our ability to successfully integrate the “merger of equals” business combination (the “Merger”) between IMS Health Holdings, Inc. (“IMS Health”) and Quintiles Transnational Holdings Inc. (“Quintiles”); our ability to achieve anticipated cost savings and other synergies from the Merger; the possibility that other anticipated benefits of the Merger will not be realized, including without limitation, anticipated revenues, expenses, earnings and other financial results, and growth and expansion of the new combined company’s operations, and the anticipated tax treatment; possible disruptions from the Merger that could harm our businesses, including current plans and operations; our ability to retain, attract and hire key personnel; potential adverse reactions or changes to relationships with clients, employees, suppliers or other parties resulting from the Merger; that most of our contracts may be terminated on short notice, and we may be unable to maintain large client contracts or to enter into new contracts; our financial results may be adversely affected if we underprice our contracts, overrun our cost estimates or fail to receive approval for or experience delays in documenting change orders; the historical indications of the relationship of our backlog to revenues may not be indicative of their future relationship; we may be unable to maintain our information systems or effectively update or protect them; client or therapeutic concentration could harm our business; our business is subject to risks associated with international operations, including economic, political and other risks, such as compliance with a myriad of laws and regulations, complications from conducting clinical trials in multiple countries simultaneously and changes in exchange rates; the market for our services may not grow as we expect; government regulators or our clients may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; we may be unable to successfully develop and market new services or enter new markets; our failure to perform services in accordance with contractual requirements, regulatory standards and ethical considerations may subject us to significant costs or liability, which could also damage our reputation and cause us to lose existing business or not receive new business; our services are related to treatment of human patients, and we could face liability if a patient is harmed; we may be unable to successfully identify, acquire and integrate businesses, services and technologies; our investments in our clients’ businesses or drugs and our related commercial rights strategies could have a negative impact on our financial performance; we face risks arising from the restructuring of our operations; our restructuring plans may not result in the annualized cost savings we expect; and we have substantial indebtedness and may incur additional indebtedness in the future, which could adversely affect our financial condition. For a further discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as updated in this Quarterly Report on Form 10-Q.

Overview

Quintiles IMS Holdings, Inc. (“QuintilesIMS,” the “Company,” “we,” “our” and/or “us”) is a leading worldwide integrated information and technology-enabled healthcare service provider, dedicated to helping its clients improve their clinical, scientific and commercial results. Formed through the Merger of Quintiles and IMS Health on October 3, 2016, QuintilesIMS’s more than 55,000 employees conduct operations in over 100 countries. Companies seeking to improve real-world patient outcomes through treatment innovations, care provision and access can utilize our broad range of healthcare information, technology and service solutions to drive new insights and approaches. Our solutions span clinical to commercial, bringing our clients an opportunity to realize the full potential of innovations and advanced healthcare outcomes.

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

Sources of Revenue

Total revenues are comprised of revenues from the provision of our services and revenues from reimbursed expenses that are incurred while providing our services. We do not have any material product revenues. Our segment revenues expressed as a percent of revenues for the first nine months of 2017 (excluding reimbursed expense revenue) are as follows:

Commercial Solutions	44.1%
Research & Development Solutions	45.8%
Integrated Engagement Services	10.1%

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

Foreign Currency Translation

In the first nine months of 2017, approximately 41% of our revenues were denominated in currencies other than the United States Dollar. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States Dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States Dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States Dollars for purposes of reporting our condensed consolidated results.

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

Consolidated Results of Operations

Summary Results of Operations

The following tables present a summary of our results of operations:

	Three			Three
	Months Ended	Change		Months Ended
	September 30,	Currency	Constant	September 30,
(in millions)	2016	Impact	Currency	2017
Revenues	$1,137	$2	$880	$2,019
Costs of revenue	696	—	469	1,165
Selling, general and administrative expenses	207	1	183	391
Depreciation and amortization	34	—	222	256
Impairment Charges	28	—	(28)	—
Restructuring costs	—	—	10	10
Merger related costs	4	—	(4)	—
Income from operations	$168	$1	$28	$197

	Nine			Nine
	Months Ended	Change		Months Ended
	September 30,	Currency	Constant	September 30,
(in millions)	2016	Impact	Currency	2017
Revenues	$3,412	$(26)	$2,513	$5,899
Costs of revenue	2,125	(25)	1,331	3,431
Selling, general and administrative expenses	623	(7)	525	1,141
Depreciation and amortization	98	(1)	636	733
Impairment Charges	28	—	12	40
Restructuring costs	28	1	9	38
Merger related costs	13	—	(13)	—
Income from operations	$497	$6	$13	$516

Consolidated Results of Operations

For information regarding our results of operations for Commercial Solutions, Research & Development Solutions and Integrated Engagement Services, refer to “Segment Results of Operations” later in this section.

Revenues

	Three Months Ended September 30,		Change
(in millions)	2017	2016	$	%
Revenues	$2,019	$1,137	$882	77.6%

For the third quarter of 2017, our revenues increased $882 million, or 77.6%, as compared to the same period in 2016. This increase was comprised of constant currency revenue growth of approximately $880 million, or 77.4%, and a positive impact of approximately $2 million from the effects of foreign currency fluctuations. The constant currency revenue growth was comprised of an $815 million increase in Commercial Solutions and a $65 million increase in Research & Development Solutions.

	Nine Months Ended September 30,		Change
(in millions)	2017	2016	$	%
Revenues	$5,899	$3,412	$2,487	72.9%

For the first nine months of 2017, our revenues increased $2,487 million, or 72.9%, as compared to the same period in 2016. This increase was comprised of constant currency revenue growth of approximately $2,513 million, or 73.7%, and a negative impact of approximately $26 million from the effects of foreign currency fluctuations. The constant currency revenue growth was comprised of a $2,385 million increase in Commercial Solutions, which includes $2,415 million from the Merger with IMS Health, partially offset by a decline in revenue from Encore during the first half of 2017 and the sale of the Encore business at the beginning of the third quarter of 2017, and a $128 million increase in Research & Development Solutions.

Costs of Revenue, exclusive of Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Costs of revenue	$1,165	$696	$3,431	$2,125
% of revenues	57.7%	61.2%	58.2%	62.3%

When compared to the same period in 2016, costs of revenues, exclusive of depreciation and amortization, in the third quarter of 2017 increased $469 million, or 67.4%. The constant currency growth was comprised of a $429 million increase in Commercial Solutions, which includes $440 million from the Merger with IMS Health, partially offset by Encore, which was sold at the beginning of the third quarter of 2017, a $39 million increase in Research & Development Solutions, and a $1 million increase in Integrated Engagement Services.

When compared to the same period in 2016, costs of revenues, exclusive of depreciation and amortization, in the first nine months of 2017 increased $1,306 million. This increase included a constant currency increase in expenses of approximately $1,331 million, or 62.6%, partially offset by a positive impact of approximately $25 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $1,250 million increase in Commercial Solutions, which includes $1,275 million from the Merger with IMS Health, partially offset by lower costs from Encore during the first half of 2017 and the sale of the Encore business at the beginning of the third quarter of 2017, a $77 million increase in Research & Development Solutions, and a $4 million increase in Integrated Engagement Services.

As a percent of revenues, costs of revenues declined in the three and nine months ended September 30, 2017 to 57.7% and 58.2%, respectively, as compared to 61.2% and 62.3%, respectively, in the same periods in 2016. These declines were primarily as a result of the fact that the 2017 periods include a lower proportion of revenues from the lower margin Integrated Engagement Services segment, primarily as a result of the Merger.

Selling, General and Administrative Expenses, exclusive of Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Selling, general and administrative expenses	$391	$207	$1,141	$623
% of service revenues	19.4%	18.2%	19.3%	18.3%

The $184 million increase in selling, general and administrative expenses for the three months ended September 30, 2017, included a constant currency increase of $183 million, or 88.4%. The constant currency growth primarily consisted of a $154 million increase in Commercial Solutions, which includes $159 million from the Merger.  Also contributing to the increase was a higher level of general corporate and unallocated expenses of $20 million, primarily as a result of the Merger and an increase in Research & Development Solutions.

The $518 million increase in selling, general and administrative expenses for the nine months ended September 30, 2017, included a constant currency increase of $525 million, or 84.3%, partially offset by a positive impact of approximately $7 million from the effects of foreign currency fluctuations. The constant currency growth primarily consisted of a $437 million increase in Commercial Solutions, which includes $444 million from the Merger.  Also contributing to the increase was a higher level of general corporate and unallocated expenses of $97 million, primarily as a result of the Merger, which was partially offset by decreases in Research & Development Solutions and Integrated Engagement Services.

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Depreciation and amortization	$256	$34	$733	$98
% of service revenues	12.7%	3.0%	12.4%	2.9%

The $222 million and $635 million increases in depreciation and amortization in the three and nine months ended September 30, 2017, respectively, were primarily due to the approximately $6.4 billion of intangible assets acquired in the Merger with IMS Health.

Impairment Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Impairment charges	$—	$28	$40	$28

During the nine months ended September 30, 2017, we recognized a $40 million goodwill and intangible impairment charge related to Encore.  This impairment charge is discussed further in Note 7 to our condensed consolidated financial statements included elsewhere in this Form 10-Q. During the three and nine months ended September 30, 2016, the Company recognized $28 million of impairment losses for other than temporary declines in fair value of goodwill ($23 million) and identifiable intangible assets ($5 million) related to Encore.

Restructuring Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Restructuring costs	$10	$—	$38	$28

During the three and nine months ended September 30, 2017, we recognized $10 million and $38 million, respectively, of restructuring charges, net of reversals, for changes in estimates under our existing restructuring plans. During the nine months ended September 30, 2016, we recognized $28 million of restructuring charges, net of reversals, under our existing restructuring plans. The remaining actions under these plans are expected to occur throughout 2017 and into 2018 and are expected to consist of severance, facility closure and other exit-related costs.

Merger Related Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Merger related costs	$—	$4	$—	$13

Merger related costs include the direct and incremental costs of the Merger with IMS Health such as investment banking, legal, accounting and consulting fees.

Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Interest income	$(2)	$(1)	$(5)	$(2)
Interest expense	$93	$25	$249	$73

Interest income includes interest received primarily from bank balances and investments.

Interest expense during the three and nine months ended September 30, 2017 was higher than the same periods in 2016 due to an increase in the average debt outstanding, primarily as a result of the debt assumed in the Merger and the refinancing transaction in the fourth quarter of 2016 (approximately $4.5 billion), the February 2017 issuance of €1,425 million (approximately $1,522 million) of 3.25% senior notes, the September 2017 issuance of €420 million (approximately $501 million) of 2.875% senior notes and the incremental term B loan of $750 million as discussed further in Note 10 to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

Loss on Extinguishment of Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Loss on extinguishment of debt	$18	$—	$21	$—

During the three and nine months ended September 30, 2017, we recognized losses of $18 million and $21 million, respectively, on extinguishment of debt for fees and expenses incurred related to the refinancing of our senior notes and senior secured credit facilities as discussed further in Note 10 to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

Other Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Other expense, net	$3	$1	$9	$3

Other expense, net for the three and nine months ended September 30, 2017 and 2016 primarily consisted of foreign currency net losses, partially offset by investment gains.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Income tax expense	$—	$39	$5	$118

The effective income tax rate was (0.5)% and 27.3% in the third quarter of 2017 and 2016, respectively, and 2.1% and 27.9% in the first nine months of 2017 and 2016, respectively. Our effective income tax rate was favorably impacted by a tax benefit of $58 million and $189 million in the three and nine months ended September 30, 2017, respectively, related to purchase accounting amortization of approximately $193 million and $561 million, respectively, as a result of the Merger. Additionally, as a result of newly issued tax guidance, our effective income tax rate was favorably impacted due to discrete income tax adjustments related to excess tax benefits on stock-based compensation of $5 million and $18 million in the three and nine months ended September 30, 2017, respectively.

Equity in Earnings (Losses) of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Equity in earnings (losses) of unconsolidated affiliates	$4	$—	$7	$(1)

Equity in earnings (losses) of unconsolidated affiliates primarily included earnings (losses) from our investment in NovaQuest Pharma Opportunities Fund III, L.P.

Net Income Attributable to Non-controlling Interests

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net income attributable to non-controlling interests	$(5)	$(4)	$(11)	$(11)

Net income attributable to non-controlling interests primarily included Quest Diagnostics Incorporated’s interest in Q2 Solutions.

Segment Results of Operations

The Company’s revenues and profit by segment are as follows:

Three Months Ended September 30, 2017 and 2016
	Segment Revenues		Segment Profit		Segment Profit Margin
(in millions)	2017	2016	2017	2016	2017	2016
Commercial Solutions	$887	$72	$239	$7	26.9%	9.7%
Research & Development Solutions	938	869	257	238	27.4%	27.4%
Integrated Engagement Services	194	196	18	19	9.3%	9.7%
Total	2,019	1,137	514	264	25.5%	23.2%
General corporate and unallocated			(51)	(30)
Depreciation and amortization			(256)	(34)
Impairment charges			—	(28)
Restructuring costs			(10)	—
Merger related costs			—	(4)
Consolidated	$2,019	$1,137	$197	$168

Nine Months Ended September 30, 2017 and 2016
	Segment Revenues		Segment Profit		Segment Profit Margin
(in millions)	2017	2016	2017	2016	2017	2016
Commercial Solutions	$2,603	$218	$714	$15	27.4%	6.9%
Research & Development Solutions	2,700	2,591	731	673	27.1%	26.0%
Integrated Engagement Services	596	603	59	57	9.9%	9.5%
Total	5,899	3,412	1,504	745	25.5%	21.8%
General corporate and unallocated			(177)	(81)
Depreciation and amortization			(733)	(98)
Impairment charges			(40)	(28)
Restructuring costs			(38)	(28)
Merger related costs			—	(13)
Consolidated	$5,899	$3,412	$516	$497

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

Commercial Solutions

	Three Months Ended September 30,		Change
(in millions)	2017	2016	$	%
Revenues	$887	$72	$815	NM
Costs of revenue	480	51	429	NM
as a percentage of revenues	54.1%	70.8%
Selling, general and administrative	168	14	154	NM
as a percentage of revenues	18.9%	19.4%
Segment profit	$239	$7	$232	NM
as a percentage of revenues	26.9%	9.7%

	Nine Months Ended September 30,		Change
(in millions)	2017	2016	$	%
Revenues	$2,603	$218	$2,385	NM
Costs of revenue	1,407	158	1,249	NM
as a percentage of revenues	54.1%	72.5%
Selling, general and administrative	482	45	437	NM
as a percentage of revenues	18.5%	20.6%
Segment profit	$714	$15	$699	NM
as a percentage of revenues	27.4%	6.9%

NM - Not meaningful.

Revenues

Commercial Solutions’ revenues were $887 million for the third quarter of 2017, an increase of $815 million over the same period in 2016, which includes the incremental impact from the Merger of $829 million, including post-Merger acquisitions, partially offset by Encore, which was sold at the beginning of the third quarter of 2017.

Commercial Solutions’ revenues were $2,603 million for the first nine months of 2017, an increase of $2,385 million over the same period in 2016, which includes the incremental impact from the Merger of $2,415 million, including post-Merger acquisitions, partially offset by a decline in revenue from Encore during the first half of 2017 and the sale of the Encore business at the beginning of the third quarter of 2017.

Costs of Revenue, exclusive of Depreciation and Amortization

Commercial Solutions’ costs of revenue increased approximately $429 million in the third quarter of 2017. This increase was related to a $429 million constant currency increase, which includes $440 million from the Merger, including post-Merger acquisitions, partially offset by Encore, which was sold at the beginning of the third quarter of 2017.

Commercial Solutions’ costs of revenue increased approximately $1,249 million in the first nine months of 2017. This increase was comprised of a $1,250 million constant currency increase, which includes $1,275 million from the Merger, including post-Merger acquisitions, partially offset by lower costs from Encore due to lower revenue volumes during the first half of 2017 and the sale of the Encore business at the beginning of the third quarter of 2017.

Selling, General and Administrative Expenses, exclusive of Depreciation and Amortization

Commercial Solutions’ selling, general and administrative expenses increased approximately $154 million in the third quarter 2017 as compared to the same period in 2016. This increase was primarily due to the incremental impact from the Merger of $159 million, including post-Merger acquisitions.

Commercial Solutions’ selling, general and administrative expenses increased approximately $437 million in the first nine months of 2017 as compared to the same period in 2016. This increase was primarily due to the incremental impact from the Merger of $444 million, including post-Merger acquisitions.

Research & Development Solutions

	Three Months Ended September 30,		Change
(in millions)	2017	2016	$	%
Revenues	$938	$869	$69	7.9%
Costs of revenue	529	488	41	8.4%
as a percentage of revenues	56.4%	56.2%
Selling, general and administrative expenses	152	143	9	6.3%
as a percentage of revenues	16.2%	16.5%
Segment profit	$257	$238	$19	8.0%
as a percentage of revenues	27.4%	27.4%

	Nine Months Ended September 30,		Change
(in millions)	2017	2016	$	%
Revenues	$2,700	$2,591	$109	4.2%
Costs of revenue	1,543	1,484	59	4.0%
as a percentage of service revenues	57.1%	57.3%
Selling, general and administrative expenses	426	434	(8)	(1.8)%
as a percentage of service revenues	15.8%	16.8%
Segment profit	$731	$673	$58	8.6%
as a percentage of service revenues	27.1%	26.0%

Backlog and Net New Business

We report contracted backlog and net new business for the Research & Development Solutions segment on a rolling basis for the last twelve months. Net new business totaled $4.37 billion and $4.44 billion for the 12 months ended September 30, 2017 and September 30, 2016, respectively. Ending backlog was $10.32 billion at September 30, 2017, and we expect $3.0 billion of this backlog to convert to revenue in the next 12 months.

Revenues

Research & Development Solutions’ revenues were $938 million in the third quarter of 2017, an increase of $69 million, or 7.9%, over the same period in 2016. This increase was comprised of constant currency service revenue growth of $65 million, or 7.5%, and a positive impact of approximately $4 million from the effects of foreign currency fluctuations.

Research & Development Solutions’ revenues were $2,700 million in the first nine months of 2017, an increase of $109 million, or 4.2%, over the same period in 2016. This increase was comprised of constant currency service revenue growth of $128 million, or 4.9%, partially offset by a negative impact of approximately $19 million from the effects of foreign currency fluctuations.

The constant currency revenue growth for both the three and nine months ended September 30, 2017 primarily included volume-related increases in our services from both our clinical solutions and services and our clinical trial support services and revenue from post-Merger acquisitions, partially offset by lower revenue from early clinical development services, due to a facility closing in Europe in 2016.

Costs of Revenue, exclusive of Depreciation and Amortization

Research & Development Solutions’ costs of revenue increased approximately $41 million in the third quarter of 2017 over the same period in 2016. This increase included constant currency growth of $39 million, or 8.0%.

Research & Development Solutions’ costs of revenue increased approximately $59 million in the first nine months of 2017 over the same period in 2016. This increase included constant currency growth of $77 million, or 5.2%, partially offset by $18 million from the positive effects of foreign currency fluctuations.

The constant currency costs of revenue growth was primarily due to an increase in compensation and related expenses and the impact from post-Merger acquisitions. The increase in compensation and related expenses resulted from (i) an increase in billable headcount resulting from the higher volume of constant currency revenue, (ii) our continued investment in our global delivery model that enables us to provide standardized, centrally-managed services from seven hub locations across five countries, and (iii) an increase in competition for qualified personnel in certain markets.

Selling, General and Administrative Expenses, exclusive of Depreciation and Amortization

Research & Development Solutions’ selling, general and administrative expenses increased approximately $9 million, or 6.3%, in the third quarter of 2017 as compared to the same period in 2016. This increase was caused by a constant currency increase of $9 million, which was primarily due to the impact of post-Merger acquisitions.

Research & Development Solutions’ selling, general and administrative expenses decreased approximately $8 million, or 1.8%, in the first nine months of 2017 as compared to the same period in 2016. This decrease was caused by a constant currency decrease of $3 million coupled with a positive impact of approximately $5 million from the effects of foreign currency fluctuations. The constant currency decrease for the nine months ended September 30, 2017 was primarily due to lower travel expenses partially offset in part by the impact of post-Merger acquisitions.

Integrated Engagement Services

	Three Months Ended September 30,		Change
(in millions)	2017	2016	$	%
Revenues	$194	$196	$(2)	(1.0)%
Costs of revenue	156	157	(1)	(0.6)%
as a percentage of revenues	80.4%	80.1%
Selling, general and administrative expenses	20	20	—	—
as a percentage of revenues	10.3%	10.2%
Segment profit	$18	$19	$(1)	(5.3)%
as a percentage of revenues	9.3%	9.7%

	Nine Months Ended September 30,		Change
(in millions)	2017	2016	$	%
Revenues	$596	$603	$(7)	(1.2)%
Costs of revenue	481	483	(2)	(0.4)%
as a percentage of service revenues	80.7%	80.1%
Selling, general and administrative expenses	56	63	(7)	(11.1)%
as a percentage of service revenues	9.4%	10.4%
Segment profit	$59	$57	$2	3.5%
as a percentage of service revenues	9.9%	9.5%

Revenues

Integrated Engagement Services’ revenues were $194 million in the third quarter of 2017, a decrease of $2 million, or 1.0%, over the same period in 2016. This decrease was primarily related to the effects of foreign currency fluctuations.

Integrated Engagement Services’ revenues were $596 million in the first nine months of 2017, a decrease of $7 million, or 1.2%, over the same period in 2016. This decrease was primarily related to the effects of foreign currency fluctuations.

Costs of Revenue, exclusive of Depreciation and Amortization

Integrated Engagement Services’ costs of revenue decreased approximately $1 million in the third quarter of 2017. This decrease included constant currency growth of $1 million, or 0.6%, more than offset by $2 million from the positive effects of foreign currency fluctuations.

Integrated Engagement Services’ costs of revenue decreased approximately $2 million in the first nine months of 2017. This decrease included constant currency growth of $4 million, or 0.8%, more than offset by $6 million from the positive effects of foreign currency fluctuations.

The constant currency cost of revenue growth in both the three and nine month periods in 2017 was due to an increase in compensation and related expenses resulting from an increase in billable headcount as a result of an increase in new projects starting up in the 2017 period.

Selling, General and Administrative Expenses, exclusive of Depreciation and Amortization

Integrated Engagement Services’ selling, general and administrative expenses remained flat in the third quarter of 2017 as compared to the same period in 2016.

Integrated Engagement Services’ selling, general and administrative expenses decreased approximately $7 million in the first nine months of 2017 as compared to the same period in 2016.

The decrease for the nine month period in 2017 was primarily due to lower compensation and related expenses.

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

We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which those funds can be accessed on a cost effective basis. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations. We have and expect to transfer cash from those subsidiaries to the United States and to other international subsidiaries when it is cost effective to do so. Since the Merger, through September 30, 2017, we have transferred approximately $955 million from foreign subsidiaries to the United States.

We had a cash balance of $1,103 million at September 30, 2017 ($153 million of which was in the United States), a decrease from $1,198 million at December 31, 2016.

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

Equity Repurchase Program

During the first nine months of 2017, we repurchased 27,296,321 shares of our common stock for approximately $2.3 billion. These amounts included 9,677,420 shares of our common stock, which we repurchased from certain of our principal stockholders in a private transaction for approximately $750 million and 7,571,003 shares of our common stock, which we repurchased directly from underwriters in connection with two separate underwritten, secondary public offerings of shares of our common stock held by certain of our principal stockholders for approximately $680 million in the aggregate in May and September. See Note 11 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details regarding our repurchase program and the underwritten, secondary public offering of shares of our common stock.

As of September 30, 2017, we have remaining authorization to repurchase up to $295 million of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

Long-Term Debt

As of September 30, 2017, we had $9.8 billion of total indebtedness, excluding $900 million of additional available borrowings under our revolving credit facilities. The Company’s long-term debt arrangements contain usual and customary restrictive covenants, and as of September 30, 2017, we believe we were in compliance with our restrictive covenants in all material respects.

Senior Secured Credit Agreement and Senior Notes

During the third quarter of 2017, we issued €420 million (approximately $501 million) of senior notes due 2025. The senior notes mature on September 15, 2025 and bear an interest rate of 2.875%, which is paid semi-annually on March 15 and September 15, beginning on March 15, 2018. Also, during the third quarter of 2017 we entered into an amendment to provide for an incremental term B loan of $750 million and an increase in restricted payment capacity. The term B loan will mature in 2025 and bears a floating interest rate of LIBOR plus 2.00% per year. The net proceeds from the senior notes due 2025 and term B loan were used for the redemption of the outstanding 4.125% euro-denominated senior notes due 2023, to pay down the revolving credit facility, to pay certain fees and expenses and for other general corporate purposes, including the repurchase of the Company’s common stock and acquisitions.

During the first quarter of 2017, we issued €1.425 billion (approximately $1,522 million) of senior notes due 2025.  The senior notes mature on March 15, 2025 and bear an interest rate of 3.25% which is paid semi-annually on March 15 and September 15, beginning on September 15, 2017. Also during the first quarter of 2017, we refinanced our term B loans in which the maturity was extended to 2024 and the interest rate margin on the loan denominated in U.S. dollars was reduced from 2.50% to 2.00% and the interest rate margin on the loan denominated in Euros was reduced from 2.75% to 2.00%. See Note 10 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details regarding our credit arrangements.

Nine months ended September 30, 2017 and 2016

Cash Flow from Operating Activities

	Nine Months Ended September 30,
(in millions)	2017	2016
Net cash provided by operating activities	$737	$413

Cash provided by operating activities increased $324 million during the first nine months of 2017 as compared to the same period in 2016. Cash flows from operating activities reflects higher cash-related net income of $514 million, offset by higher payments for interest, income taxes and normal fluctuations in cash collections from clients and accounts payable. Cash collections from clients can vary significantly each reporting period depending on the timing of cash receipts under contractual payment terms relative to the recognition of revenue over a project lifecycle and the timing of renewals.

Cash Flow from Investing Activities

	Nine Months Ended September 30,
(in millions)	2017	2016
Net cash used in investing activities	$(774)	$(82)

Cash used in investing activities increased $692 million during the first nine months of 2017 as compared to the same period in 2016. The increase is primarily related to an increase of $525 million of cash used for the acquisition of businesses and $189 million of cash used for the acquisition of property, equipment and software.

Cash Flow from Financing Activities

	Nine Months Ended September 30,
(in millions)	2017	2016
Net cash used in financing activities	$(117)	$(78)

Cash used in financing activities increased $39 million during the first nine months of 2017 as compared to the same period in 2016. The increase in cash used in financing activities was primarily related to $2,154 million of higher cash used to repurchase common stock, partially offset by higher cash provided by debt issuances, net of repayments ($2,093 million) and $43 million from higher stock issued under employee stock purchase and option plans.

Contractual Obligations and Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

With the exception of changes to our credit agreements and senior notes disclosed in Note 10 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Purchases of Equity Securities by the Issuer

On October 30, 2013, our Board approved the Repurchase Program authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. Our Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of our common stock by $600.0 million, $1.5 billion, $1.0 billion and $1.0 billion in 2015, November 2016, February 2017 and May 2017, respectively, which increased the total amount that has been authorized under the Repurchase Program to $4.225 billion. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. We may also repurchase shares of our common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, which would permit shares of our common stock to be repurchased when we might otherwise be precluded from doing so by law. Repurchases of vested in-the-money employee stock options were made through transactions between us and our employees (other than our executive officers, who were not eligible to participate in the program), and this aspect of the Repurchase Program expired in November 2013. The Repurchase Program for common stock does not have an expiration date.

Since the Merger, we repurchased 40.1 million shares of our common stock at an average market price per share of $81.00 for an aggregate purchase price of $3,252 million under the Repurchase Program. From inception through September 30, 2017, we have repurchased a total of $3,930 million of our securities under the Repurchase Program, consisting of $59 million of stock options and $3,871 million of common stock. These amounts included 9,677,420 shares of our common stock which we repurchased from certain of our principal stockholders in a private transaction for approximately $750 million and 7,571,003 shares of our common stock which we repurchased directly from underwriters in connection with two separate underwritten, secondary public offerings of shares of our common stock held by certain of our principal stockholders for approximately $680 million in the aggregate in May and September 2017. See Note 11 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details regarding the underwritten, secondary public offering of shares of our common stock.

As of September 30, 2017, we have remaining authorization to repurchase up to $295 million of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

The following table summarizes the monthly equity repurchase program activity for the three months ended September 30, 2017 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program. In addition, the table includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan (“the Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

(in thousands, except share and per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2017 — July 31, 2017	—	$—	—	$852,670
August 1, 2017 — August 31, 2017	1,958,878	$90.79	1,958,878	$674,810
September 1, 2017 — September 30, 2017	4,001,998	$94.90	4,000,000	$295,216
	5,960,876		5,958,878

Item 6. Exhibits

The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

4.1	Indenture, dated September 14, 2017, among Quintiles IMS Incorporated, as Issuer, U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer as guarantors.		8-K	001-35907	4.1	September 19, 2017

10.1	Amendment No. 2, dated September 18, 2017, to Fourth Amended and Restated Credit Agreement, by and among Quintiles IMS Incorporated, Quintiles IMS Holdings, Inc., the Guarantors party thereto and the Incremental Term B-2 Dollar Lenders party thereto.		8-K	001-35907	10.1	September 19, 2017

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

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

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on October 27, 2017.

QUINTILES IMS HOLDINGS, INC.

/s/ Michael R. McDonnell
Michael R. McDonnell Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)