Form 10-K
period 2017-12-31
IQVIA HOLDINGS INC.
filed 2018-02-16
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                      .

Commission File Number: 001-35907

IQVIA HOLDINGS INC.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price as reported on the New York Stock Exchange on June 30, 2017, the last business day of the registrant’s most recently completed second quarter, was approximately $12,189,011,444.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	208,251,468 shares outstanding as of February 12, 2018

Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

IQVIA HOLDINGS INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements reflect, among other things, our current expectations, our forecasts and our anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.” If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected or as otherwise suggested by the forward-looking statements that we make for a number of reasons. Given these uncertainties, users of the information included or incorporated by reference in this Form 10-K, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements are made only as of the date hereof. We assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

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

On November 6, 2017, IQVIA Holdings Inc. (the “Company”) filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) to effect a change of the Company’s name from “Quintiles IMS Holdings, Inc.” to “IQVIA Holdings Inc.,” effective as of November 6, 2017 (the “Name Change”).

On November 15, 2017, shares of the Company commenced trading under an updated New York Stock Exchange ticker symbol, “IQV,” and a new CUSIP number, 46266C 105.

When we use the terms “IQVIA,” the “Company,” “we,” “us” or “our” in this Annual Report on Form 10-K, we mean IQVIA Holdings Inc. and its subsidiaries on a consolidated basis, unless we state or the context implies otherwise.

Industry and Market Data

This annual report on Form 10-K includes market data and forecasts with respect to the healthcare industry. In some cases, we rely on and refer to market data and certain industry forecasts that were obtained from third party surveys, market research, consultant surveys, publicly available information and industry publications and surveys that we believe to be reliable. However, we have not independently verified data from industry analyses and cannot guarantee their accuracy or completeness. We believe that data regarding the industry, market size and its market position and market share within such industry provide general guidance but are inherently imprecise. Other industry and market data included in this annual report are from IQVIA analyses and have been identified accordingly, including, for example, IQVIA Market Prognosis, which is a subscription-based service that provides five-year pharmaceutical market forecasts at the national, regional and global levels. We are a leading global information provider for the healthcare industry and we maintain databases, produce market analyses and deliver information to clients in the ordinary course of our business. Our information is widely referenced in the industry and used by governments, payers, academia, the life sciences industry, the financial community and others. Most of this information is available on a subscription basis. Other reports and information are available publicly through our IQVIA Institute for Healthcare Informatics (the “IQVIA Institute”). All such information is based upon our own market research, internal databases and published reports and has not been verified by any independent sources. Our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in the “Risk Factors” section. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.

Trademarks and Service Marks

All trademarks, trade names, product names, graphics and logos of QuintilesIMS, Quintiles, IMS Health or IQVIA contained herein are trademarks or registered trademarks of IQVIA Holdings Inc. or its subsidiaries, as applicable, in the United States and/or other countries. All other party trademarks, trade names, product names, graphics and logos contained herein are the property of their respective owners. The use or display of other parties’ trademarks, trade names, product names, graphics or logos is not intended to imply, and should not be construed to imply, a relationship with, or endorsement or sponsorship of IQVIA Inc. or its subsidiaries by such other party.

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

PART I

Item 1. Business

Our Company

We are a leading global provider of information, innovative technology solutions and contract research services focused on helping healthcare clients find better solutions for patients. Formed through the Merger of IMS Health and Quintiles, we apply human data science – leveraging the analytic rigor and clarity of data science to the ever-expanding scope of human science – to enable companies to reimagine and develop new approaches to clinical development and commercialization, speed innovation, and accelerate improvements in healthcare outcomes. Powered by the IQVIA CORE™, we deliver unique and actionable insights at the intersection of large scale analytics, transformative technology and extensive domain expertise, as well as execution capabilities to help biotech, medical device, and pharmaceutical companies, medical researchers, government agencies, payers and other healthcare stakeholders tap into a deeper understanding of diseases, human behaviors and scientific advances, in an effort to advance their path toward cures. With more than 55,000 employees, we conduct operations in more than 100 countries.

We have one of the largest and most comprehensive collections of healthcare information in the world, which includes more than 530 million comprehensive, longitudinal, non-identified patient records spanning sales, prescription and promotional data, medical claims, electronic medical records and social media. Our scaled and growing data set contains approximately 30 petabytes of proprietary data sourced from more than 120,000 data suppliers and covering over 900,000 data feeds globally. Based on this data, we deliver information and insights on over 85% of the world’s pharmaceuticals, as measured by 2016 sales. We standardize, organize, structure and integrate this data by applying our sophisticated analytics and leveraging our global technology infrastructure. This helps our clients run their organizations more efficiently and make better decisions to improve their clinical, commercial and financial performance. The breadth of the intelligent, actionable information we provide is not comprehensively available from any other source and our scope of information would be difficult and costly for another party to replicate.

We leverage our proprietary information assets to develop clinical and commercial capabilities with a talented healthcare-focused workforce that enables us to grow our relationships with healthcare stakeholders throughout the life science’s value chain. This set of capabilities includes:

•

A leading healthcare-specific global IT infrastructure, representing what we believe is one of the largest and most sophisticated information technology infrastructures in healthcare. We receive over 70 billion healthcare records annually, our infrastructure then connects complex healthcare data while applying a wide range of privacy, security, operational, legal and contractual protections for data in response to local law, supplier requirements and industry leading practices;

•

Analytics-driven clinical development, which improves clinical trial design, site identification and patient recruitment by empowering therapeutic, scientific, and domain experts with expansive levels of information, including product level tracking in 90 markets, and information about treatments and outcomes on more than 530 million non-identified patients;

•

Robust real-world insights ecosystem, with sophisticated retrospective database analytics, prospective real-world data collection technology platforms and scientific expertise, which enables us to address critical healthcare issues of cost, value and patient outcomes;

•

A growing set of proprietary clinical and commercial applications, which helps our clients increase their clinical operations performance and supports their sales operations, sales management, multi-channel marketing and performance management; and

•

A staff of more than 55,000 employees across the globe, including approximately 19,000 Commercial Services employees, approximately 29,000 Research & Development Solutions employees and approximately 7,000 Integrated Engagement Services employees.

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

•Market opportunity assessment	•Drug pricing optimization	•Market access	•Commercial operations

•Project management and clinical monitoring	•Launch readiness	•Health technology assessment	•Sales force effectiveness

•Clinical trial support services	•Commercial planning	•Commercial readiness	•Sales force alignment

•Patient recruitment	•Brand positioning	•Forecasting	•Multi-channel marketing

•Clinical trial laboratory services	•Message testing	•Resource allocation	•Client relationship management

•Strategic clinical trial planning and design	•Influence networks	•Contract sales force	•Lifecycle management

	•Territory design	•Observational studies

•Stakeholder engagement

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

Our Market Opportunity

We compete in a market of greater than $230 billion consisting of outsourced research and development, real-world evidence and connected health and technology enabled commercial operations markets for the life sciences companies and the broader healthcare industry. The following sets forth our estimates for the size of our principal markets:

•

Outsourced research and development: Biopharmaceutical spending on drug development totaled approximately $100 billion in 2017. Of that amount, we estimate that our addressable opportunity (clinical development spending excluding preclinical spending) was approximately $59 billion. The portion of this addressable opportunity that was outsourced in 2017, based on our estimates, was approximately $26 billion;

•

Real-World Evidence and connected health: Total addressable market of approximately $80 billion based on 2017 sales that consists of two relatively equal parts. First, the market for Real-World Evidence of approximately $40 billion includes traditionally defined analytic platforms and implementation, medical and scientific analytic services, observation studies and market access. Second, the market for connected healthcare of approximately $40 billion includes areas such as revenue cycle management, payer analytics and clinical decision support services; and

•

Technology enabled commercial operations: Total addressable market of approximately $50 billion based on 2017 sales that includes information, data warehousing, IT outsourcing, software applications and other services in the broader market for IT services. This addressable market also includes commercial services such as recruiting, training, deploying and managing global sales forces, channel management, patient engagement services, market access consulting, brand communication, advisory services, and health information analytics and technology consulting.

In deriving estimates of the size of the various markets described above, we review third-party sources, which include estimates and forecasts of spending in various segments, in combination with internal IQVIA research and analysis informed by our experience serving these segments, as well as projected growth rates for each of these segments. See “Industry and Market Data” above.

We believe there are six key trends affecting our end markets that will create increasing demand for research and development services and commercial solutions:

Growth and innovation in the life sciences industry. The life sciences industry is a large and critical part of the global healthcare system, and, according to the latest information available from the IQVIA Market Prognosis service, is estimated to have generated approximately $1.1 trillion in revenue in 2017. According to our research, revenue growth in the life sciences industry globally is expected to range from 3% to 6% between 2018 and 2022. According to the IQVIA Institute, it is estimated that spending on pharmaceuticals in emerging markets will expand at a 6% to 9% compound annual growth rate (“CAGR”) through 2022. The growth of emerging markets is making these geographies strategically important to life sciences organizations and, consistent with their approach in the developed markets, we expect these organizations to apply a high degree of sophistication to their commercial operations in these countries. For global companies, this requires highly localized knowledge and information assets, the development of market access strategies and performance benchmarking. In addition, local players are learning that they need to compete on the basis of improved information and analytics.

Growth in Research and Development. Spending trends in research and development are impacted as a result of several factors, including major biopharmaceutical companies’ efforts to replenish revenues lost from the so-called “patent cliff,” increased access to capital by the small and midcap biotechnology industry, and recent increases in pharmaceutical approvals by regulatory authorities. The IQVIA Institute also estimates that approximately 225 new molecular entities (“NMEs”) are expected to be approved between 2018 and 2022, compared to 208 between 2012 and 2016, and 149 between 2007 and 2011. We believe that further research and development spending, combined with the continued need for cost efficiency across the healthcare landscape, will continue to create opportunities for biopharmaceutical services companies, particularly those with a global reach and broad service offerings, to help biopharmaceutical companies with their pre- and post-launch solutions development and commercialization needs.

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

In order to derive valuable insights from existing and expanding sources of information, clients need access to statistically significant data sets organized into databases that can be queried and analyzed. For example, real-world evidence studies demonstrate practical and clinical efficacies, which we believe require the aggregation and integration of large clinical data sets across all care settings, types of therapies and patient cohorts. Longitudinal studies require analysis of non-identified patient diagnoses, treatments, procedures and laboratory test results to identify types of patients that will likely best respond to particular therapies. Finally, manufacturers also require the ability to analyze social media activity to identify unmet patient needs and support for new orphan drugs. This information is highly relevant to all healthcare stakeholders and we believe the opportunity to more broadly apply healthcare data can only be realized through structuring, organizing and integrating new and existing forms of data in conjunction with sophisticated analytics.

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

Our Growth Strategy

We believe we are well positioned for continued growth across the markets we serve. Our strategy for achieving growth includes:

Continue to innovate by leveraging our information, advanced analytics, technology and domain expertise. As a leader in the development and commercialization of new pharmaceutical therapies, we can empower our therapeutic, scientific and domain experts with expansive levels of information including product level tracking in 90 markets and information about treatments and outcomes on more than 530 million non-identified patients. Further, we have the ability to optimize the clinical trial process and enable our clients to reduce costs and get their products to market more quickly by running their clinical trials more efficiently and effectively through more informed site selection and faster patient recruitment practices.

Build upon our extensive client relationships. We have a diversified base of over 8,000 clients in over 100 countries, and have expanded our client value proposition to address a broader market for research and development and commercial operations which we estimate to be more than $230 billion in 2017. Through the combined offerings of research and development and commercial services we built a platform that allows us to be a more complete partner to our clients.

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

Expand the penetration of our offerings to the broader healthcare marketplace. We believe that substantial opportunities exist to expand penetration of our market and further integrate our offerings in a broader cross-section of the healthcare marketplace, particularly connected healthcare.

Our Offerings

We offer hundreds of distinct services, applications and solutions to help our clients make critical decisions and perform better. We have three operating segments: Commercial Solutions, Research & Development Solutions and Integrated Engagement Services. Their offerings complement each other and can provide enhanced value to our clients when delivered together, with each driving demand for the other.

For financial information regarding our segments, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations-Segment Results of Operations and Note 22 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Please refer to Note 21 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding our foreign and domestic operations in 2017, 2016 and 2015. For a discussion of risks attendant to our foreign operations, see “Risk Factors — Our business is subject to international economic, political and other risks that could negatively affect our results of operations and financial condition.”

Our Commercial Solutions offerings include:

Technology solutions. We provide an extensive range of cloud-based applications and associated implementation services. Software as a Service (“SaaS”) solutions that support a wide range of clinical and commercial processes, including clinical trial design and planning, site start-up, patient consent, site payments, content management, multi-channel marketing, customer relationship management (“CRM”), performance management, incentive compensation, territory alignment, roster management, call planning, compliance reporting and master data management. These solutions are used by healthcare companies to manage, optimize and execute their clinical and commercial strategies in an orchestrated manner while addressing their regulatory obligations. Using proprietary algorithms, we combine our country-level data, healthcare expertise and therapeutic knowledge in over 100 countries to create our Global Market Insight family of offerings such as MIDAS, Analytics Link and Disease Insights, which provides a leading source of insight into international market dynamics and are used by most large pharmaceutical companies.

Real-World Insights. We enable clients to use non-identified patient-level data to understand treatments, outcomes, and costs to inform and advance healthcare decision making. With patient privacy and security safeguards, we offer data assets that integrate medical claims, prescriptions, electronic medical records, biomarkers and government statistics as needed for research requirements. Our proprietary technologies and advanced analytic skills enable us to help payer, government, and biopharmaceutical clients manage and use this information to understand the effectiveness and economic efficiency of drugs in real-world use.

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

National information offerings. Our national offerings comprise unique services in 90 countries that provide consistent country level performance metrics related to sales of pharmaceutical products, prescribing trends, medical treatment and promotional activity across multiple channels including retail, hospital and mail order. These solutions are an integral part of critical processes in life science companies around the world and are also used extensively by the investment and financial sectors that deal with life science companies.

Sub-national information offerings. Our sub-national offerings comprise unique services in more than 70 countries that provide a consistent measurement of sales or prescribing activity at the regional, zip code and individual prescriber level (depending on regulation in the relevant country). These solutions are used extensively, with a majority of pharmaceutical sales organizations within these countries dependent on these services to set goals, determine resourcing, measure performance and calculate compensation.

Reference information offerings. Our widely used reference database that tracks more than 15 million healthcare professionals in approximately 100 countries, providing a comprehensive view of health care practitioners that is critical for the commercial success of our clients’ marketing and sales initiatives.

Our Research & Development Solutions (“RDS”) offerings include:

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

Q2 Solutions. We provide our clients globally scaled end-to-end clinical trial laboratory and research services through our majority-owned joint venture with Quest Diagnostics Incorporated (“Quest”) which was formed on July 1, 2015. We offer genomic and bioanalytical laboratory services supporting clinical trials offerings within the joint venture, which is referred to as Q2 Solutions.

Strategic Planning and Design. Through our strategic planning and design services, we offer consultation services to improve decisions and performance including portfolio, program and protocol planning and design, biomarker consultation, benefit-risk management, regulatory affairs, biostatistics, modeling and simulation, and personalized medicine.

Our principal Integrated Engagement Services (“IES”) offerings include:

Health Care Provider Engagement Services. We partner with biopharmaceutical companies and other life sciences providers (e.g., medical device companies) to develop and deploy tailored stakeholder engagement solutions, including contract sales and market access professionals, which are focused on improving brand value at all stages of the product lifecycle from initial market entry to brands nearing patent expiry.

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

Our Clients

Sales to companies in life sciences, including pharmaceutical companies, biotechnology companies, device and diagnostic companies, and consumer health companies, accounted for the majority of our revenues. Nearly all of the top 100 global pharmaceutical and biotechnology companies, measured by revenue, are clients, and many of these companies subscribe to reports and services in many countries. Other clients include payers, government and regulatory agencies, providers, pharmaceutical distributors, and pharmacies. Our client base is broad in scope and enables us to avoid dependence on any single client. No single client accounted for 10% or more of our combined company revenues in 2017, 2016 or 2015.

Our Competition

Our Commercial Solutions business competes with a broad and diverse set of businesses. While we believe no competitor provides the combination of geographical reach and breadth of its services, we generally compete in the countries in which we operate with other information, analytics, technology, services and consulting companies, as well as with the in-house capabilities of our clients. Also, we compete with certain government agencies, private payers and other healthcare stakeholders that provide their data directly to others. In addition to country-by-country competition, we have a number of regional and global competitors in the marketplace as well. Our offerings compete with various firms, including Accenture, Cognizant Technology Solutions, Covance, Deloitte, Evidera, GfK, LexisNexis Risk Solutions, IBM, Infosys, Kantar Health, McKinsey, Nielsen, OptumInsight, Parexel, Press Ganey, RTI Health Solutions, Symphony Health Solutions, Synovate Healthcare, The Advisory Board, Trizetto, Veeva, Verisk, and ZS Associates. We also compete with a broad range of new entrants and start-ups that are looking to bring new technologies and business models to healthcare information services and technology services.

The markets for Research & Development Solutions offerings are highly competitive, and we compete against traditional contract research organizations (“CROs”), the in-house research and development departments of biopharmaceutical companies, universities and teaching hospitals. Among the traditional CROs, there are several-hundred small, limited-service providers, several medium-sized firms and only a few full-service companies with global capabilities. Our primary competitors include Covance Inc. (the drug development business of Laboratory Corporation of America Holdings), ICON plc, PAREXEL International Corporation, Pharmaceutical Product Development, Inc., PRA International, and Syneos Health, among others.

Our Integrated Engagement Services business competes against the in-house sales and marketing departments of biopharmaceutical companies, other contract pharmaceutical sales and service organizations and consulting firms. Integrated Engagement Services’ primary competitor in the United States is Syneos Health. Outside of the United States, Integrated Engagement Services typically competes against single country or more regionally focused service providers, such as United Drug plc, Syneos Health, Publicis, EPS Corporation and CMIC HOLDINGS Co., Ltd.

Government Regulation

Many aspects of our businesses are regulated by federal and state laws, rules and regulations. Accordingly, we maintain a robust compliance program aimed at ensuring we operate our business in compliance with all existing legal requirements material to the operation of our businesses. There are, however, occasionally uncertainties involving the application of various legal requirements, the violation of which could result in, among other things, fines or other sanctions. See “Part I—Item 1A—Risk Factors” for additional detail.

Good Clinical Practice

Good Clinical Practice (“GCP”) regulations and guidelines are the industry standard for the conduct of clinical trials with respect to maintaining the integrity of the data and safety of the research subjects. The United States Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”), Japan’s Ministry of Health, Labour and Welfare and most other global regulatory authorities expect that study results and data submitted to such authorities be based on clinical trials conducted in accordance with GCP provisions. Records for clinical trials must be maintained for specified periods for inspection by the FDA and other regulators.

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

Regulation of Patient Information

Our information management services relate to the processing of information regarding patient diagnosis and treatment of disease and are, therefore, subject to substantial governmental regulation. In addition, the confidentiality of patient-specific information and the circumstances under which such patient-specific records may be released for inclusion in our databases or used in other aspects of our business is heavily regulated. Federal, state and foreign governments are contemplating or have proposed or adopted additional legislation governing the possession, use and dissemination of personal data, such as personal health information and personal financial data, as well as security breach notification rules for loss or theft of such data. Additional legislation or regulation of this type might, among other things, require us to implement additional security measures and processes or bring within the legislation or regulation de-identified health or other data, each of which may require substantial expenditures or limit our ability to offer some of our services.

In particular, personal health information is recognized in many countries such as the United States, the European Union, or EU, and several countries in Asia, as a special, sensitive category of personal information, subject to additional mandatory protections. Violations of data protection regulations are subject to administrative penalties, civil money penalties and criminal prosecution, including corporate fines and personal liability.

Regulation of Promotion, Marketing and Distribution of Pharmaceutical Products and Medical Devices

Certain of our services are subject to detailed and comprehensive regulation in each geographic market in which we operate. Such regulation relates, among other things, to the distribution of drug samples, the marketing and promotion of approved products, the qualifications of sales representatives and the use of healthcare professionals in sales functions.

In the United States, certain of our services are subject to numerous federal and state laws pertaining to promotional activities involving pharmaceutical products and medical devices.  Certain of our services are subject to the FDA’s regulations against “off-label promotion,” which require sales representatives to restrict promotion of the approved product they are detailing to the approved labeling for the product. The Prescription Drug Marketing Act imposes licensing, personnel record keeping, packaging, labeling, product handling and facility storage and security requirements. Other federal and state laws prohibit manufacturers, suppliers and providers from offering, giving or receiving kickbacks or other remuneration in connection with ordering or recommending the purchase or rental of healthcare items and services. The sale or distribution of pharmaceutical products and devices is also governed by the United States Federal Trade Commission Act and state consumer protection laws. We are subject to similar regulations currently in effect in the other countries where we offer Integrated Engagement Services.

We are also subject to various laws and regulations that may apply to certain drug and device promotional practices, including, among others, various aspects of Medicare and federal healthcare programs. Violations of these laws and regulations may result in criminal and/or civil penalties, including possibly as an “aider and abettor.”

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

Our Intellectual Property

In addition to our proprietary data sets described above, we develop and use a number of proprietary methodologies, analytics, systems, technologies and other intellectual property in the conduct of our business. We rely upon a combination of legal, technical, and administrative safeguards to protect our proprietary and confidential information and trade secrets, and patent, copyright and trademark laws to protect other intellectual property rights. We consider our trademark and related names, marks and logos to be of material importance to our business, and we have registered or applied for registration for certain of these trademarks including IQVIA, QuintilesIMS, Quintiles, IMS Health and IMS, in the United States and other jurisdictions and aggressively seek to protect them. Trademarks and service marks generally may be renewed indefinitely so long as they are in use and/or their registrations are properly maintained, and so long as they have not been found to have become generic. The technology and other intellectual property rights owned and licensed by us are of importance to our business, although our management believes that our business, as a whole, is not dependent upon any one intellectual property or group of such properties.

Our Employees

As of December 31, 2017, we have more than 55,000 employees worldwide. Almost all of these employees are full-time. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. Employees in certain locations outside of the United States are represented by works councils as required by local laws.

Available Information

Our website address is www.iqvia.com, and our investor relations website is located at http://ir.iqvia.com. Information on our website is not incorporated by reference herein. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our Proxy Statements for our annual meetings of stockholders, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission (“SEC”). Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information on the SEC’s website does not constitute part of this report. Also posted on our website are our certificate of incorporation and by-laws, the charters for our Audit Committee, Leadership Development and Compensation Committee and Nominating and Governance Committee, our Corporate Governance Guidelines, and our Code of Conduct governing our directors, officers and employees. Copies of our SEC reports and corporate governance information are available in print upon the request of any stockholder to our Investor Relations Department. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), we will post on our website any amendment to the Code of Business Conduct or the Code of Ethics for Chief Executive Officer and Senior Financial Officers or any waiver of either such policy applicable to any of our senior financial officers, executive officers or directors.

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

As a result, contract terminations, delays and alterations are a regular part of our Research & Development Solutions business. In the event of termination, our contracts often provide for fees for winding down the project, but these fees may not be sufficient for us to maintain our margins, and termination may result in lower resource utilization rates. In addition, we will not realize the full benefits of our backlog of contractually committed services if our clients cancel, delay or reduce their commitments under our contracts with them, which may occur if, among other things, a client decides to shift its business to a competitor or revoke our status as a preferred provider. Thus, the loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our revenues and profitability. We believe the risk of loss or delay of multiple contracts potentially has greater effect where we are party to broader partnering arrangements with global biopharmaceutical companies.

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

We rely upon the security of our computer and communications systems infrastructure to protect us from cyberattacks and unauthorized access. Cyberattacks can include malware, computer viruses, hacking or other significant disruption of our computer, communications and related systems. Cyber threats are rapidly evolving and are becoming increasingly sophisticated. Despite our efforts to ensure the integrity of our systems, as cyber threats evolve and become more difficult to detect and successfully defend against, one or more cyber threats might defeat the measures that we or our vendors take to anticipate, detect, avoid or mitigate such threats. Certain techniques used to obtain unauthorized access, introduce malicious software, disable or degrade service, or sabotage systems may be designed to remain dormant until a triggering event and we may be unable to anticipate these techniques or implement adequate preventative measures since techniques change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources. Although we take steps to manage and avoid these risks and to prevent their recurrence, our preventive and remedial actions may not be successful. Such attacks, whether successful or unsuccessful, could result in our incurring costs related to, for example, rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages or fines, or taking other remedial steps with respect to third parties. Publicity about vulnerabilities and attempted or successful incursions could damage our reputation with clients and data suppliers and reduce demand for our services.

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

We are pursuing business transformation initiatives to update technology, increase innovation and obtain operating efficiencies. As part of these initiatives, we seek to improve our productivity, flexibility, quality, functionality and cost savings by investing in the development and implementation of global platforms and integration of our business processes and functions to achieve economies of scale. For example, we are moving local standardizing and cleaning from countries around the world to Asia, and retiring local standardizing and cleaning systems. These various initiatives may not yield their intended gains, which may impact our competitiveness and our ability to meet our growth objectives and, as a result, materially and adversely affect our business, operating results and financial condition.

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

Data protection, privacy and similar laws in the United States and around the world restrict access, use and disclosure of personal information, and failure to comply with or adapt to changes in these laws could materially and adversely harm our business.

The confidentiality, collection, use and disclosure of personal data, including individually identifiable health information and clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data were collected or used. For example, United States federal regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) create specific requirements for the protection of the privacy and security of individual health information. These provisions apply to both “covered entities” (primarily health care providers and health insurers) and their “business associates” or service providers.  As there are some instances where we are a HIPAA “business associate” of a “covered entity,” we can be directly liable for mishandling protected health information. Under HIPAA’s enforcement scheme, we can be subject to significant penalties in connection with HIPAA violations, along with the potential for significant other expenditures related to these activities. These rules require individuals’ written authorization in many situations, in addition to any required informed consent, before protected health information may be used for research. We are both directly and indirectly affected by the privacy provisions surrounding individual authorizations because many investigators with whom we are involved in clinical trials are directly subject to them as a HIPAA “covered entity” and because we obtain identifiable health information from third parties that are subject to such regulations. The laws and regulations related to the protection of personal health information in connection with research activities are under re-evaluation, particularly in the United States, and changes to these regulations could have a material adverse impact on our ability to provide some of our services in their current form or maintain our profitability. In general, patient health information is among the most sensitive (and highly regulated) of personal information and laws and regulations around the United States and the world are designed to ensure that information about an individual’s healthcare is properly protected from inappropriate access, use and disclosure. Laws restricting access, use and disclosure of patient health information also include the European Union’s (“EU”) General Data Protection Regulation, Canada’s Personal Information Protection and Electronic Documents Act and other data protection, privacy, data security and similar national, state/provincial and local laws. In the EU personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU rules with respect to cross-border transfers of such data out of the EU (along with similar data transfer requirements in other countries). The United States, the EU and its member states, and other countries where we have operations, such as Japan, South Korea, Malaysia, the Philippines, Russia and Singapore, continue to issue new privacy and data protection rules and regulations that relate to personal data and health information.

We have established frameworks, models, processes and technologies to manage privacy and security for many data types, from a variety of sources, and under myriad privacy and data protection laws worldwide. In addition, we rely on our data suppliers to deliver information to us in a form and in a manner that complies with applicable privacy and data protection laws. These laws are complex and there is no assurance that the safeguards and controls employed by us or our data suppliers will be sufficient to prevent a breach of these laws, or that claims will not be filed against us or our data suppliers despite such safeguards and controls. Failure to comply with such laws, certain certification/registration and annual re-certification/registration provisions associated with these data protection and privacy regulations, and similar rules in various jurisdictions, or to resolve any serious privacy complaints, may result in, among other things, regulatory sanctions, criminal prosecution, civil liability, negative publicity, damage to our reputation, or data being blocked from use or liability under contractual provisions. For example, in July 2015, indictments were issued by the Seoul Central District Prosecutors’ Office in South Korea against IMS Korea and two of its employees, among others, alleging improper handling of sensitive health information in violation of applicable privacy laws. See Item 3 “Legal Proceedings” for additional information.

Laws and expectations relating to privacy continue to evolve, and we continue to adapt to changing needs. For example, the definition of “personally identifiable information” and “personal data” continues to evolve and broaden and many new laws and regulations are being enacted. In addition, certain long-established programs have been (or are at risk of being) declared invalid (such as the EU-U.S. Safe Harbor framework that operated for many years but was struck down by European courts in 2015), so that this area remains in a state of flux. Changes to these programs may adversely impact our ability to provide services to our clients or develop new products or services. Federal, state and foreign governments are contemplating or have proposed or adopted additional legislation governing the collection, possession, use or dissemination of personal data, such as personal health information, and personal financial data as well as security breach notification rules for loss or theft of such data. Additional legislation or regulation of this type might, among other things, require us to implement new security measures and processes or bring within the legislation other personal data not currently regulated, each of which may require substantial expenditures or limit our ability to offer some of our services. Additionally, changes in these laws (including newly released interpretations of these laws by courts and regulatory bodies) may limit our data access, use and disclosure, and may require increased expenditures by us or may dictate that we not offer certain types of services. Any of the foregoing may have a material adverse impact on our ability to provide services to our clients or maintain our profitability.

There is ongoing concern from privacy advocates, regulators and others regarding data protection and privacy issues, and the number of jurisdictions with data protection and privacy laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identified, anonymous or pseudonymized health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. These discussions may lead to further restrictions on the use of such information. There can be no assurance that these initiatives or future initiatives will not adversely affect our ability to access and use data or to develop or market current or future services.

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

Some of our business services rely on technology or intellectual property rights owned and controlled by others. Our licenses to this technology or these intellectual property rights could be terminated or could expire. We may be unable to replace these licenses in a timely manner. Failure to renew these licenses, or renewals of these licenses on less advantageous terms, could harm our operating results and financial condition.

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

Backlog represents future revenues for our Research & Development Solutions business from work not yet completed or performed under signed binding commitments and signed contracts. Once work begins on a project, revenue is recognized over the duration of the project. Projects may be terminated or delayed by the client or delayed by regulatory authorities for reasons beyond our control. To the extent projects are delayed, the timing of our revenue could be affected. In the event that a client cancels a contract, we typically would be entitled to receive payment for all services performed up to the cancellation date and subsequent client-authorized services related to terminating the canceled project. Typically, however, we have no contractual right to the full amount of the revenue reflected in our backlog in the event of a contract cancellation. The duration of the projects included in our backlog, and the related revenue recognition, range from a few weeks to many years. Our backlog may not be indicative of our future revenues from our Research & Development Solutions business, and we may not realize all the anticipated future revenue reflected in our backlog. A number of factors may affect backlog, including:

•	the size, complexity and duration of the projects;
•	the percentage of full services versus functional services;
•	the cancellation or delay of projects; and
•	change in the scope of work during the course of a project.

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

We operate in businesses that require sophisticated computer systems and software for data collection, data processing, cloud-based platforms, analytics, cryptography, statistical projections and forecasting, mobile computing, social media analytics and other applications and technologies, particularly our Commercial Solutions business. We seek to address our technology risks by increasing our reliance on the use of innovations by cross-industry technology leaders and adapt these for our biopharmaceutical and healthcare industry clients. Some of these technologies supporting the industries we serve are changing rapidly and we must continue to adapt to these changes in a timely and effective manner at an acceptable cost. We also must continue to deliver data to our clients in forms that are easy to use while simultaneously providing clear answers to complex questions. There can be no guarantee that we will be able to develop, acquire or integrate new technologies, that these new technologies will meet our clients’ needs or achieve expected investment goals, or that we will be able to do so as quickly or cost-effectively as our competitors. Significant technological change could render certain of our services obsolete. Moreover, the introduction of new services embodying new technologies could render certain of our existing services obsolete. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our services in response to changing client and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our services. New services, or enhancements to existing services, may not adequately meet the requirements of current and prospective clients or achieve any degree of significant market acceptance. These types of failures could have a material adverse effect on our operating results and financial condition.

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

Although we did not have any client that represented 10% or more of our revenues in 2017, 2016 and 2015, we derive the majority of our revenues from a number of large clients. If any large client decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

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

•

immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events (including proposals in the U.S. to change limitations on temporary and permanent workers), and local immigration laws may require us to meet certain other legal requirements as a condition to obtaining or maintaining entry visas, which may impact our ability to provide services to our clients;

•

potential violations of local laws or anti-bribery laws, such as the United States Foreign Corrupt Practices Act (“FCPA”), and the UK Bribery Act, may cause difficulty in managing foreign operations, as well as significant consequences to us if those laws are violated;

•

regulatory changes and economic conditions leading up to and following the UK’s likely exit from the EU (“Brexit”), including uncertainties as to its effect on trade laws, tariffs, instability and volatility in the global financial and currency markets, conflicting or redundant regulatory regimes in Europe, such as the European Medicines Agency (“EMA”) possible relocation from UK to a country within the European Union, and political stability;

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

Due to the global nature of our business, we may be exposed to liabilities under anti-corruption laws, including the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act and various international anti-corruption laws, and any allegation or determination that we violated these laws could have a material adverse effect on our business.

We are required to comply with the FCPA, the UK Bribery Act and other international anti-corruption laws, which prohibit companies from engaging in bribery including corruptly or improperly offering, promising, or providing money or anything else of value to non-United States officials and certain other recipients. In addition, the FCPA imposes certain books, records, and accounting control obligations on public companies and other issuers. We operate in parts of the world in which corruption can be common and compliance with anti-bribery laws may conflict with local customs and practices. Our global operations face the risk of unauthorized payments or offers being made by employees, consultants, sales agents, and other business partners outside of our control or without our authorization. It is our policy to implement safeguards to prohibit these practices by our employees and business partners with respect to our operations. However, irrespective of these safeguards, or as a result of monitoring compliance with such safeguards, it is possible that we or certain other parties may discover or receive information at some point that certain employees, consultants, sales agents, or other business partners may have engaged in corrupt conduct for which we might be held responsible. Violations of the FCPA, the UK Bribery Act or other international anti-corruption laws may result in restatements of, or irregularities in, our financial statements as well as severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In some cases, companies that violate the FCPA may be debarred by the United States government and/or lose their United States export privileges. Changes in anti-corruption laws or enforcement priorities could also result in increased compliance requirements and related costs which could adversely affect our business, financial condition and results of operations. In addition, the United States or other governments may seek to hold us liable for successor liability FCPA violations or violations of other anti-corruption laws committed by companies in which we invest or that we acquired or will acquire.

We face risks related to sales to government entities.

We derive a portion of our revenue from sales to government entities in the United States. In general, our contracts with United States government entities are terminable at will by the government entity at any time. Government demand and payment for our services may be affected by public-sector budgetary cycles and funding authorizations, including government shutdowns. Government contracts are subject to oversight, including special rules on accounting, expenses, reviews and security. Failure to comply with these rules could result in civil and criminal penalties and sanctions, including termination of contracts, fines and suspensions, or debarment from future business with the United States government. As a result, failure to comply with these rules could have an adverse effect on our future business, reputation, operating results and financial condition.

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

Our effective income tax rate may fluctuate for a variety of reasons, including the Tax Cuts and Jobs Act enacted in 2017 (the “Tax Act”), which may adversely affect our operations, earnings and earnings per share.

Our effective income tax rate is influenced by our projected profitability in the various taxing jurisdictions in which we operate. Changes in a jurisdiction’s income tax rates and the distribution of our profits and losses among such jurisdictions may have a significant impact on our effective income tax rate, which in turn could have an adverse effect on our net income and earnings per share. Factors that may affect our effective income tax rate include, but are not limited to:

•	the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions where no income tax benefit can be recognized;
•	actual and projected full year pre-tax income;
•	changes in the valuation of deferred tax assets and liabilities;
•	the repatriation of foreign earnings to the United States;
•	changes in tax laws in various jurisdictions, including the Tax Act;
•	audits by taxing authorities; and
•	the establishment of valuation allowances against deferred income tax assets if we determined that it is more likely than not that future income tax benefits will not be realized.

In addition, our effective income tax rate is influenced by U.S. tax law which has been substantially modified by the Tax Act.  The following provisions of the Tax Act could have an adverse effect on our tax rate if it is determined that the provisions are applicable to us:

•           Anti-base erosion and profit shifting;

•           Global intangible low-taxed income;

•           Deduction for net business interest limited to 30% of adjusted taxable income; and

•           Performance-based compensation and commissions now subject to $1 million limit.

All of these items described above may cause fluctuations in our effective income tax rate through increased U.S. tax liability and/or the loss of tax attributes in any given year that could adversely affect our results of operations and impact our earnings and earnings per share. Additional information regarding our income taxes is presented in Note 18 to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”), including ASC 606 “Revenue from Contracts with Customers” (ASC 606), or other standard-setting bodies may adversely affect our financial statements.

We are required to prepare our financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which is periodically revised and/or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that future accounting standards we are required to adopt, such as amended guidance for leases, may require additional changes to the current accounting treatment that we apply to our financial statements and may require us to make significant changes to our reporting systems. Such changes could result in a material adverse impact on our business, results of operations and financial condition.

For example, effective January 1, 2018, we were required to adopt ASC 606. Under this new standard, the Company is required to recognize revenue for its clinical trial arrangements on a percentage of completion basis. This change in revenue recognition requires significant estimates of project costs that will need to be updated and adjusted on a regular basis. These updates and adjustments are likely to result in variability in our revenue recognition from period to period that may cause unexpected variability in our operating results. See Note 1 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding ASC 606.

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

We assess the realizability of our indefinite-lived intangible assets and goodwill annually and conduct an interim evaluation whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. For example, we recognized $40 million of impairment losses during the year ended December 31, 2017, for goodwill and intangible assets in Encore Health Resources LLC (“Encore”), which we sold in the third quarter of 2017. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets. Such impairment charges could materially and adversely affect our operating results and financial condition.

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

Economic factors and industry trends that affect biopharmaceutical companies affect our Research & Development Solutions business. Biopharmaceutical companies continue to seek long-term strategic collaborations with global contract research organizations with favorable pricing terms. Competition for these collaborations is intense and we may decide to forego an opportunity or we may not be selected, in which case a competitor may enter into the collaboration and our business with the client, if any, may be limited. In addition, if the biopharmaceutical industry reduces its Research & Development Solutions activities or reduces its outsourcing of clinical trials and sales and marketing projects or such outsourcing fails to grow at projected rates, our operations and financial condition could be materially and adversely affected. We may also be negatively impacted by consolidation and other factors in the biopharmaceutical industry, which may slow decision making by our clients or result in the delay or cancellation of clinical trials. Our commercial services may be affected by reductions in new drug launches and increases in the number of drugs losing patent protection. All of these events could adversely affect our business, results of operations or financial condition.

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

Risks Relating to Our Indebtedness

Restrictions imposed in the Senior Secured Credit Facilities and other outstanding indebtedness, including the indentures governing IQVIA Holdings Inc. outstanding notes, may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

The terms of the Senior Secured Credit Facilities restrict IQVIA and its restricted subsidiaries from engaging in specified types of transactions. These covenants restrict the ability of IQVIA and its restricted subsidiaries, among other things, to:

•	incur liens;
•	make investments and loans;
•	incur indebtedness or guarantees;
•	issue preferred stock of a restricted subsidiary;
•	issue disqualified equity;
•	engage in mergers, acquisitions and asset sales;
•	declare dividends, make payments or redeem or repurchase equity interests;
•	alter the business IQVIA and its restricted subsidiaries conduct;
•	make restricted payments;
•	enter into agreements limiting restricted subsidiary distributions;
•	prepay, redeem or purchase certain indebtedness; and
•	engage in certain transactions with affiliates.

In addition, the revolving credit facility and the new term loans under our senior secured credit facility require IQVIA to comply with a quarterly maximum senior secured net leverage ratio test and minimum interest coverage ratio test. IQVIA’s ability to comply with these financial covenants can be affected by events beyond our control, and IQVIA may not be able to satisfy them. Additionally, the restrictions contained in the indentures governing the outstanding notes could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.

A breach of any of these covenants could result in a default under the Senior Secured Credit Facilities or the indentures governing the outstanding notes, which could trigger acceleration of our indebtedness and may result in the acceleration of or default under any other debt to which a cross-acceleration or cross-default provision applies, which could have a material adverse effect on our business, operations and financial results. In the event of any default under the Senior Secured Credit Facilities, the applicable lenders could elect to terminate borrowing commitments and declare all borrowings and loans outstanding, together with accrued and unpaid interest and any fees and other obligations, to be due and payable. In addition, or in the alternative, the applicable lenders could exercise their rights under the security documents entered into in connection with the Senior Secured Credit Facilities. IQVIA and the other subsidiary guarantors have pledged substantially all of their tangible and intangible assets (subject to customary exceptions) as collateral under the Senior Secured Credit Facilities, including the stock and the assets of certain of our current and future wholly owned United States subsidiaries and a portion of the stock of certain of our non-United States subsidiaries.

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

Although our credit agreement, which governs the senior credit facilities of our wholly owned subsidiary through which we conduct our operations, IQVIA Inc. (“OpCo”), contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could increase. In addition, the receivables financing agreement for our special purpose subsidiary, IQVIA Funding, LLC (“IQVIA Funding”) limits borrowing based on the amount of receivables purchased by IQVIA Funding from certain of our other subsidiaries, but when supported by the value of such purchased receivables, the debt under our receivables financing facility can increase.

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

Interest rate fluctuations and our ability to deduct interest expense may affect our results of operations and financial condition.

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

In addition, the deduction for our interest expense may be limited, which could have an adverse impact on our taxes and net income.

Risks Relating to Ownership of Our Common Stock

The parties to the Shareholders Agreement continue to have significant influence over us, including control over decisions that require the approval of stockholders, which could limit the ability of other stockholders to influence the outcome of matters submitted to stockholders for a vote.

As of February 12, 2018, certain parties to a Shareholders Agreement dated May 3, 2016 (the “Shareholders Agreement”) own approximately 24.9% of the outstanding shares of our common stock.

The parties to the Shareholders Agreement, other than Dr. Dennis Gillings and certain of his affiliates (the “DG Shareholders”) (who have agreed separately to vote in favor of the merger and the transactions contemplated thereby), have agreed to vote for individuals designated to the Company’s board of directors as follows:

•	Ari Bousbib (as our Chief Executive Officer);
•

one individual designated by the TPG Shareholders (as defined in the Shareholders Agreement) (until the time at which the TPG Shareholders beneficially own, as a group, less than 5% of our outstanding common stock);

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

•	four individuals who are non-stockholder, independent directors; and
•	until the Company’s 2018 annual meeting of stockholders, one individual designated by remaining Quintiles Nominees (as defined in the Shareholders Agreement).

The Shareholders Agreement provides that we will use our best efforts to cause Dr. Gillings to be elected as the Lead Director through our 2018 annual meeting of stockholders and to be elected as a director so that he may serve as a director until the day after our 2021 annual meeting of stockholders (provided that the DG Shareholders, as a group, continue to beneficially own at least 2.5% of our outstanding common stock), including using its best efforts to support his nomination for the slate of director nominees for a three-year term at our 2020 annual meetings of stockholders.

In 2017, the LGP Shareholders and the TPG Shareholders each ceased having the right to appoint one director to the Board. Following the secondary offering that closed on September 19, 2017, the LGP Shareholders holdings of our outstanding common stock fell below 2.5%. Following the secondary offering that closed on November 30, 2017, the TPG Shareholders holdings of our outstanding common stock fell below 12%. As a result, pursuant to the Shareholders Agreement, Mr. Danhakl offered to tender his resignation and the TPG Shareholders offered to tender the resignation of one of its two representatives on the Board. The TPG Shareholders continue to have the right to appoint one remaining director to the Board. After review, the Nominating and Governance Committee of the Board declined the offers made by Mr. Danhakl and the TPG Shareholders.

Even though the LGP Shareholders and the TPG Shareholders each lost the right to appoint one director to the Board, the parties to the Shareholders Agreement potentially still have the ability to influence decisions of our company to enter into any corporate transaction (and the terms thereof), any change in the composition of our board of directors and any transaction that requires stockholder approval regardless of whether others believe that such change or transaction is in the best interests of our company. Additionally, the parties to the Shareholders Agreement are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the parties to the Shareholders Agreement may also pursue acquisition opportunities that may be complementary to our businesses and, as a result, those acquisition opportunities may not be available to us. So long as the parties to the Shareholders Agreement continue to own a significant amount of our equity, if they exercise their stockholder rights collectively, they will be able to significantly influence our decisions.

Provisions of the corporate governance documents of IQVIA could make an acquisition of IQVIA difficult and may prevent attempts by its stockholders to replace or remove its management, even if beneficial to its stockholders.

In addition to the beneficial ownership of a large percentage of IQVIA common stock by the parties to the Shareholders Agreement, our certificate of incorporation and Delaware bylaws and the General Corporation Law of Delaware (“DGCL”) contain provisions that could make it difficult for a third party to acquire IQVIA even if doing so might be beneficial to its stockholders, including:

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
•

the approval of holders of at least seventy-five percent (75%) of the outstanding shares of IQVIA entitled to vote on any amendment, alteration, change, addition or repeal of the Delaware bylaws is required to amend, alter, change, add to or repeal the Delaware bylaws;

•

the required approval of holders of at least seventy-five percent (75%) of the outstanding shares of IQVIA to remove directors, which removal may only be for cause, subject to different requirements in the case of directors elected by a voting group of stockholders and the terms of the Shareholders Agreement; and

•

the ability of the board of directors to issue new series of, and designate the terms of, preferred stock, without stockholder approval, which could be used to, among other things, institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by the board of directors.

In addition, IQVIA is subject to Section 203 of the DGCL regulating corporate takeovers, although our board of directors adopted a resolution approving the Merger pursuant to which shares of common stock were acquired, by among others, the TPG Shareholders. Section 203, subject to certain exceptions, prohibits a Delaware corporation from engaging in any “business combination” with any “interested stockholder” for a period of three years following the date that such stockholder became an interested stockholder unless:

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

In general, Section 203 defines “business combination” to include mergers or consolidations between a Delaware corporation and an interested stockholder, transactions with an interested stockholder involving the assets or stock of the corporation or its majority-owned subsidiaries and transactions which increase an interested stockholder’s percentage ownership of stock. In general, Section 203 defines an “interested stockholder” as any entity or person beneficially owning 15% or more of the outstanding voting stock of the corporation and any entity or person affiliated with or controlling or controlled by such entity or person. These provisions may frustrate or prevent any attempts by stockholders to replace members of the board of directors. Because IQVIA’s board is responsible for appointing the members of management, these provisions could in turn affect any attempt to replace current members of management. As a result, stockholders of IQVIA may lose their ability to sell their stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of IQVIA may be unsuccessful.

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

As of February 12, 2018, there were 208,251,468 shares of common stock outstanding. Approximately 24.9% of the outstanding shares of our common stock is held by parties to the Shareholders Agreement.

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

Stockholders that are a party to the Shareholders Agreement may require us to register their shares for resale under the federal securities laws, subject to certain requirements. Under the Shareholders Agreement, we are required to pay the registration expenses associated with the registration of such shares, not including the underwriting discounts, commissions and transfer taxes. Registration of those shares would allow those stockholders to immediately resell their shares in the public market. Any such sales or the anticipation of such sales may cause the market price of our common stock to decline. In 2017, the parties to the Shareholders Agreement sold approximately 47.2 million shares of our common stock, of which we repurchased approximately 19.7 million shares.

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

Our certificate of incorporation provides that our company renounces any interest or expectancy in the business opportunities of the TPG Shareholders, the Bain Capital, CPP Investment Board Private Holdings Inc. (“CPP Shareholder”), and Leonard Green & Partners, L.P. (“LGP Shareholders”), and their affiliates (other than our company and our subsidiaries) and all of their respective partners, principals, directors, officers, members, managers, managing directors and/or employees, and each such person will have no obligation to offer us such opportunities. This provision applies to these stockholders (and associated parties) only for so long as a nominee designated by the stockholder under the Shareholders Agreement continues to serve on the board. Stockholders are deemed to have notice of and have consented to this provision of our certificate of incorporation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2017, we had approximately 282 offices located in approximately 83 countries. Our executive headquarters are located adjacent to Research Triangle Park, North Carolina, and in Danbury, Connecticut. We own facilities in Barcelona, Spain; Buenos Aires, Argentina; Caracas, Venezuela; Los Ruices, Venezuela; Lisbon, Portugal and Bangalore, India. All of our other offices are leased. Our properties are geographically distributed to meet our worldwide operating requirements, and none of our properties are individually material to our business operations. Many of our leases have an option to renew, and we believe that we will be able to successfully renew expiring leases on terms satisfactory to us. We believe that our facilities are adequate for our operations and that suitable additional space will be available if needed.

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

On February 13, 2014, a group of approximately 1,200 medical doctors and 900 private individuals filed a civil lawsuit with the Seoul Central District Court against IMS Korea and two other defendants, KPA and the Korean Pharmaceutical Information Center (“KPIC”). The civil lawsuit alleges KPA and KPIC collected their personal information in violation of applicable privacy laws without the necessary consent through a software system installed on pharmacy computer systems in Korea, and that personal information was transferred to IMS Korea and sold to pharmaceutical companies. On September 11, 2017, the District Court issued a final decision that the encryption in use by the defendants since June 2014 was adequate to meet the requirements of the Korean Personal Information Privacy Act (“PIPA”) and the sharing of non-identified information for market research purposes was allowed under PIPA. The District Court also found an earlier version of encryption was insufficient to meet PIPA requirements, but no personal data had been leaked or re-identified. The District Court did not award any damages to plaintiffs. Approximately 280 medical doctors and 200 private individuals appealed the District Court decision. The Company believes the appeal is without merit and intends to vigorously defend its position.

 On July 23, 2015, indictments were issued by the Seoul Central District Prosecutors’ Office in South Korea against 24 individuals and companies alleging improper handling of sensitive health information in violation of, among others, South Korea’s Personal Information Protection Act. IMS Korea and two of its employees were among the individuals and organizations indicted. Although there is no assertion that IMS Korea used patient identified health information in any of its offerings, prosecutors allege that certain of IMS Korea’s data suppliers should have obtained patient consent when they converted sensitive patient information into non-identified data and that IMS Korea had not taken adequate precautions to reduce the risk of re-identification. We believe the indictment is without merit that we acted in compliance with all applicable laws at all times and intend to vigorously defend our position.

On January 10, 2017, IQVIA Inc., IMS Health Incorporated and IMS Software Services, Inc. (collectively “IQVIA Parties”) filed a lawsuit in the U.S. District Court for the District of New Jersey against Veeva Systems, Inc. (“Veeva”) alleging Veeva unlawfully used IQVIA Parties intellectual property to improve Veeva data offerings, to promote and market Veeva data offerings and to improve Veeva technology offerings. IQVIA Parties seek injunctive relief, appointment of a monitor, the award of compensatory and punitive damages and reimbursement of all litigation expenses, including reasonable attorneys’ fees and costs. On March 13, 2017, Veeva filed counterclaims alleging anticompetitive business practices in violation of the Sherman Act and state laws. Veeva claims damages in excess of $200 million, and is seeking punitive damages and litigation costs, including attorneys’ fees. We believe the counterclaims are without merit, reject all counterclaims raised by Veeva and intend to vigorously defend IQVIA Parties’ position and pursue our claims against Veeva.

For additional information, see Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock trades on the NYSE under the symbol “IQV.” The following table sets forth the high and low sales prices per share of our common stock as reported by the NYSE for the periods indicated.

	High	Low
Fiscal Year 2016
First Quarter	$67.92	$55.01
Second Quarter	$71.44	$61.21
Third Quarter	$81.26	$65.01
Fourth Quarter	$81.45	$70.10

	High	Low
Fiscal Year 2017
First Quarter	$83.04	$74.80
Second Quarter	$91.81	$78.07
Third Quarter	$99.95	$87.45
Fourth Quarter	$110.67	$94.28

Holders of Record

On February 12, 2018, we had approximately 46 stockholders of record as reported by our transfer agent. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

Dividend Policy

We do not currently intend to pay dividends on our common stock, and no dividends were declared or paid in 2017 or 2016. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in our credit facilities and other considerations, determine to pay dividends in the future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our Board may deem relevant. Our long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on our ability to declare dividends. For additional information regarding these restrictive covenants, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities in 2017.

Purchases of Equity Securities by the Issuer

On October 30, 2013, our Board approved the repurchase program authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof (the “Repurchase Program”). Our Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of our common stock by $600.0 million, $1.5 billion, $1.0 billion and $1.0 billion in 2015, November 2016, February 2017 and May 2017, respectively, which increased the total amount that has been authorized under the Repurchase Program to $4.225 billion. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. We may also repurchase shares of our common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, which would permit shares of our common stock to be repurchased when we might otherwise be precluded from doing so by law. Repurchases of vested in-the-money employee stock options were made through transactions between us and our employees (other than our executive officers, who were not eligible to participate in the program), and this aspect of the Repurchase Program expired in November 2013. The Repurchase Program for common stock does not have an expiration date.

Since the Merger, we repurchased 43.7 million shares of our common stock at an average market price per share of $82.76 for an aggregate purchase price of $3,620 million both under and outside of the Repurchase Program. These amounts include 9,677,420 shares of our common stock which we repurchased from certain of our principal stockholders in a private transaction for approximately $750 million and 10,071,003 shares of our common stock which we repurchased directly from underwriters in connection with three separate underwritten, secondary public offerings of shares of our common stock held by certain of our principal stockholders for approximately $935 million in the aggregate in May, September and November 2017. For additional information regarding our equity repurchases, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

From inception of the Repurchase Program through December 31, 2017, we have repurchased a total of $4,043 million of our securities under the Repurchase Program consisting of $59 million of stock options and $3,984 million of common stock.  As of December 31, 2017, we have remaining authorization to repurchase up to $182 million of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program. On February 14, 2018, the Board authorized an increase in the post-merger share repurchase authorization by $1.5 billion to a total of $5.0 billion, with $1.7 billion authorization remaining.

The following table summarizes the monthly equity repurchase program activity for the three months ended December 31, 2017 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program. In addition, the table includes shares repurchased outside the Repurchase Program and shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan (“the Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in millions, except per share data)
October 1, 2017 – October 31, 2017	—	$—	—	$295
November 1, 2017 – November 30, 2017	3.6	$102.39	1.1	$187
December 1, 2017 – December 31, 2017	0.1	$99.06	—	$182
	3.7		1.1

(1)   During the three months ended December 31, 2017, the Company repurchased 2.5 million shares outside the Repurchase program which were retired and approximately 0.1 million shares were withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Plan.

During the year ended December 31, 2017, we repurchased 30.9 million shares of our common stock at an average market price per share of $84.80 for an aggregate purchase price of $2,620 million both under and outside of the Repurchase Program, which includes approximately 19.7 million shares from our sponsors.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of IQVIA Holdings Inc. under the Exchange Act or under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from May 9, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2017 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”) and a select peer group. The peer group consists of Cerner Corporation, Charles River Laboratories, Inc., Dun & Bradstreet Corporation, Equifax Inc., ICON plc, IHS Markit Ltd., Laboratory Corporation of America Holdings, Nielsen N.V., PRA Health Sciences, Inc., Syneos Health (formerly INC Research Holdings), Thomson Reuters Corporation and Verisk Analytics, Inc. The companies in our peer group are publicly traded information services, information technology or contract research companies, and thus share similar business model characteristics to IQVIA, or provide services to similar customers as IQVIA. Many of these companies are also used by our compensation committee for purposes of compensation benchmarking.

The graph assumes that $100 was invested in IQVIA, the S&P 500 and the peer group as of the close of market on May 9, 2013, assumes the reinvestments of dividends, if any. The S&P 500 and our peer group are included for comparative purposes only. They do not necessarily reflect management’s opinion that the S&P 500 and our peer group are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of our common stock.

	5/9/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
IQVIA	$100	$110	$140	$163	$181	$233
Peer Group	$100	$115	$127	$139	$143	$163
S&P 500	$100	$114	$127	$126	$138	$164

Item 6. Selected Financial Data

We have derived the following consolidated statements of income data for 2017, 2016 and 2015 and consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the following consolidated statements of income data for 2014 and 2013 and consolidated balance sheet data as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read the consolidated financial data set forth below in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and the information under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” On October 3, 2016, we completed a merger of equals transaction with IMS Health. Pursuant to the terms of the merger agreement dated as of May 3, 2016 between Quintiles and IMS Health, IMS Health was merged with and into Quintiles, and the separate corporate existence of IMS Health ceased, with Quintiles continuing as the surviving corporation. We have included the results of operations of acquired businesses, including IMS Health, from the date of acquisition. As a result, our period to period results of operations vary depending on the dates and sizes of the acquisitions. Accordingly, this selected financial data is not necessarily comparable or indicative of our future results. You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in millions, except per share data)	2017	2016(4)	2015	2014	2013
Statement of Income Data:
Revenues	$8,060	$5,364	$4,326	$4,165	$3,808
Reimbursed expenses	1,679	1,514	1,411	1,295	1,291
Total revenues	9,739	6,878	5,737	5,460	5,099
Costs of revenue, exclusive of depreciation and amortization	4,622	3,236	2,705	2,664	2,452
Costs of revenue, reimbursed expenses	1,679	1,514	1,411	1,295	1,291
Selling, general and administrative expenses	1,605	1,011	815	781	772
Depreciation and amortization	1,011	289	128	121	108
Restructuring costs	63	71	30	9	14
Merger related costs(1)	—	87	—	—	—
Impairment charges(2)	40	28	2	—	—
Income from operations	719	642	646	590	462
Interest expense, net	339	140	97	97	119
Loss on extinguishment of debt	19	31	8	—	20
Other expense (income), net	30	(8)	2	(8)	—
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	331	479	539	501	323
Income tax (benefit) expense(3)	(987)	345	159	149	96
Income before equity in earnings (losses) of unconsolidated affiliates	1,318	134	380	352	227
Equity in earnings (losses) of unconsolidated affiliates	10	(4)	8	5	(1)
Net income	1,328	130	388	357	226
Net (income) loss attributable to non-controlling interests	(19)	(15)	(1)	—	1
Net income attributable to IQVIA Holdings Inc.	$1,309	$115	$387	$357	$227

	Year Ended December 31,
(in millions, except per share data)	2017	2016(4)	2015	2014	2013
Earnings per share attributable to common stockholders:
Basic	$6.01	$0.77	$3.15	$2.78	$1.83
Diluted	$5.88	$0.76	$3.08	$2.72	$1.77
Cash dividends declared per common share	$—	$—	$—	$—	$—
Weighted average common shares outstanding:
Basic	217.8	149.1	123.0	128.0	124.1
Diluted	222.6	152.0	125.6	131.1	127.9

	Year Ended December 31,
(in millions)	2017	2016(4)	2015	2014	2013
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$970	$860	$476	$433	$393
Investing activities	(1,190)	1,731	(67)	(173)	(236)
Financing activities	(72)	(2,284)	(249)	(130)	71
Other Financial Data:
Capital expenditures	$(369)	$(164)	$(78)	$(83)	$(88)
Cash dividend paid to common stockholders	—	—	—	—	—

	As of December 31,
(in millions)	2017	2016(4)	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$959	$1,198	$977	$867	$777
Investments in debt, equity and other securities	54	53	33	35	40
Trade accounts receivable and unbilled services, net	1,993	1,707	1,166	975	924
Property and equipment, net	440	406	188	190	200
Total assets	22,742	21,208	3,926	3,296	3,054
Total long-term liabilities	11,480	9,643	2,668	2,528	2,239
Total debt(5)	10,269	7,219	2,501	2,306	2,061
Total stockholders’ equity (deficit)	8,358	8,860	(336)	(704)	(667)

(1)	Merger related costs include the direct and incremental costs associated with our merger with IMS Health Holdings, Inc., on October 3, 2016 (the “Merger”).
(2)

In 2017, we recognized $40 million of impairment losses for declines in fair value of goodwill ($39.6 million) and identifiable intangible assets ($0.4 million) in Encore, which we sold in the third quarter of 2017. In 2016, we recognized $28 million of impairment losses for declines in fair value of goodwill ($23 million) and identifiable intangible assets ($5 million) in Encore. In 2015, we wrote down $2 million related to long-lived assets.

(3)

Income tax expense in 2017 includes $(977) million related to the enactment of the Tax Act and $(261) million related to purchase accounting amortization as a result of the Merger. Income tax expense in 2016 includes $252 million related to a change in our indefinitely reinvested assertion on our cumulative foreign earnings as a result of the Merger.

(4)	Includes the acquisition of IMS Health effective October 3, 2016.
(5)	Excludes $44 million, $19 million, $33 million, $22 million and $28 million of unamortized discounts and debt issuance costs as of December 31, 2017, 2016, 2015, 2014 and 2013.

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

Overview

We are a leading global provider of information, innovative technology solutions and contract research services focused on helping healthcare clients find better solutions for patients. Formed through the Merger of IMS Health and Quintiles, we apply human data science – leveraging the analytic rigor and clarity of data science to the ever-expanding scope of human science – to enable companies to reimagine and develop new approaches to clinical development and commercialization, speed innovation, and accelerate improvements in healthcare outcomes. Powered by the IQVIA CORE™, we deliver unique and actionable insights at the intersection of large scale analytics, transformative technology and extensive domain expertise, as well as execution capabilities to help biotech, medical device, and pharmaceutical companies, medical researchers, government agencies, payers and other healthcare stakeholders tap into a deeper understanding of diseases, human behaviors and scientific advances, in an effort to advance their path toward cures. With more than 55,000 employees, we conduct operations in more than 100 countries.

The Company is managed through three reportable segments, Commercial Solutions, Research & Development Solutions and Integrated Engagement Services. Commercial Solutions provides critical information, technology solutions and real-world insights and services to our life science clients. Research & Development Solutions, which primarily serves biopharmaceutical clients, is engaged in research and development and provides clinical research and clinical trial services. Integrated Engagement Services provides contract sales to both biopharmaceutical clients and the broader healthcare market.

For a description of our service offerings within our segments, refer to “Business” within Part I, Item 1, of this Annual Report on Form 10-K.

Industry Outlook

For information about the industry outlook and markets that we operate in, refer to “Our Market Outlook” within Part I, Item I of this Annual Report on Form 10-K.

Business Combinations

We have completed and will continue to consider strategic business combinations to enhance our capabilities and offerings in certain areas, including several individually immaterial acquisitions during the years ended December 31, 2017 and 2016. In October 2016, we completed the Merger to better serve our clients across their entire product lifecycle by (i) increasing the efficiency of healthcare companies’ commercial organizations through enhanced analytics and outsourcing services; (ii) improving clinical trial design, recruitment, and execution; and (iii) creating real-world information solutions based on the use of medicines by actual patients in normal situations. In July 2015, we combined our global clinical trials laboratory operations in our Research & Development Solutions segment with the clinical trials laboratory operations of Quest with the resulting combined business referred to as Q2 Solutions. We own 60% of Q2 Solutions and Quest owns the remaining 40%.

These transactions were accounted for as business combinations and the acquired results of operations are included in our consolidated financial information since the acquisition date with a non-controlling interest for the portion that we do not own. See Note 15 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to these business combinations.

Sources of Revenue

Total revenues are comprised of revenues from the provision of our services and revenues from reimbursed expenses that are incurred while providing our services. We do not have any material product revenues. Our segment revenues expressed as a percent of 2017 revenues (excluding reimbursed expense revenue) are as follows:

Commercial Solutions	45.0%
Research & Development Solutions	45.3%
Integrated Engagement Services	9.7%

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

See Note 1 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding the new revenue recognition standard, which will be effective January 1, 2018.

Costs and Expenses

Our costs and expenses are comprised primarily of our costs of revenue, reimbursed expenses and selling, general and administrative expenses. Costs of revenue include compensation and benefits for billable employees and personnel involved in production, trial monitoring, data management and delivery, and the costs of acquiring and processing data for our information offerings; costs of staff directly involved with delivering technology-related services offerings and engagements, related accommodations and the costs of data purchased specifically for technology services engagements; and other expenses directly related to service contracts such as courier fees, laboratory supplies, professional services and travel expenses. As noted above, reimbursed expenses are comprised principally of payments to investigators who oversee clinical trials and travel expenses for our clinical monitors and sales representatives. Selling, general and administrative expenses include costs related to sales, marketing, and administrative functions (including human resources, legal, finance, quality assurance, compliance and general management) for compensation and benefits, travel, professional services, training and expenses for information technology (“IT”), facilities and depreciation and amortization.

Foreign Currency Translation

In 2017, approximately 41% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 55 currencies. Because a large portion of our revenues and expenses are denominated in currencies other than the United States dollar and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our consolidated results. As a result, we believe that providing the impact of fluctuations in foreign currency rates on certain financial results can facilitate the analysis of period-to-period comparisons of business performance that excludes the effects of foreign currency rate fluctuations. The constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results.

Consolidated Results of Operations

 For information regarding our results of operations for Commercial Solutions, Research & Development Solutions and Integrated Engagement Services, refer to “Segment Results of Operations” later in this section.

Revenues

				Change
	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
(dollars in millions)	2017	2016	2015	$	%	$	%
Revenues	$8,060	$5,364	$4,326	$2,696	50.3%	$1,038	24.0%

2017 compared to 2016

In 2017, our revenues increased $2,696 million, or 50.3%, as compared to the same period in 2016. This increase was comprised of constant currency revenue growth of approximately $2,678 million, or 49.9%, and a positive impact of approximately $18 million from the effects of foreign currency fluctuations. The constant currency revenue growth was comprised of a $2,515 million increase in Commercial Solutions, which includes $2,557 million from the Merger, partially offset by lower revenue from Encore during the first half of 2017 and the sale of Encore at the beginning of the third quarter of 2017, a $172 million increase in Research & Development Solutions and a $9 million decrease in Integrated Engagement Services.

2016 compared to 2015

In 2016, our revenues increased $1,038 million, or 24.0%, as compared to the same period in 2015. This increase was comprised of constant currency revenue growth of approximately $1,044 million, or 24.1%, and a negative impact of approximately $6 million from the effects of foreign currency fluctuations. The constant currency revenue growth was comprised of a $769 million increase in Commercial Solutions, which includes $799 million from the Merger, partially offset by a decline in the legacy service offerings, a $341 million increase in Research & Development Solutions, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, and a $66 million decrease in Integrated Engagement Services. The revenue contributed by the Merger in 2016 was negatively impacted by approximately $55 million as a result of adjusting the acquired IMS Health unearned income to fair value as required by purchase accounting.

Costs of Revenue, exclusive of Depreciation and Amortization

	Year Ended December 31,
(dollars in millions)	2017	2016	2015
Costs of revenue, exclusive of depreciation and amortization	$4,622	$3,236	$2,705
% of revenues	57.3%	60.3%	62.5%

2017 compared to 2016

When compared to 2016, costs of revenue, exclusive of depreciation and amortization, in 2017 increased $1,386 million. This increase includes a constant currency increase of approximately $1,388 million, or 42.9%, partially offset by a positive impact of approximately $2 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $1,267 million increase in Commercial Solutions, which includes $1,302 million from the Merger, partially offset by lower costs from Encore during the first half of 2017 and the sale of Encore at the beginning of the third quarter of 2017, a $119 million increase in Research & Development Solutions and a $2 million increase in Integrated Engagement Services.

As a percent of revenues, costs of revenue declined in 2017 to 57.3% as compared to 60.3% in 2016. This decline was primarily due to the fact that 2017 includes a lower proportion of revenues from the lower margin Integrated Engagement Services segment, primarily as a result of the Merger.

2016 compared to 2015

When compared to 2015, costs of revenue, exclusive of depreciation and amortization, in 2016 increased $531 million. This increase includes a constant currency increase of approximately $566 million, or 20.9%, partially offset by a positive impact of approximately $35 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $403 million increase in Commercial Solutions, which includes $435 million from the Merger, partially offset by a decline in the legacy service offerings, a $222 million increase in Research & Development Solutions, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, and a $59 million decrease in Integrated Engagement Services.

Selling, General and Administrative Expenses

	Year Ended December 31,
(dollars in millions)	2017	2016	2015
Selling, general and administrative expenses	$1,605	$1,011	$815
% of revenues	19.9%	18.8%	18.8%

2017 compared to 2016

The $594 million increase in selling, general and administrative expenses in 2017 includes a constant currency increase of $587 million, or 58.1%, and a negative impact of approximately $7 million from the effects of foreign currency fluctuations. The constant currency growth primarily consisted of a $479 million increase in Commercial Solutions, primarily from the Merger and a $6 million increase in Research & Development Solutions.  Also contributing to the increase was a higher level of general corporate and unallocated expenses of $111 million, primarily due to higher stock-based compensation expense and acquisition and integration related costs, which was partially offset by a $9 million decrease in Integrated Engagement Services.

2016 compared to 2015

The $196 million increase in selling, general and administrative expenses in 2016 includes a constant currency increase of $215 million, or 26.4%, partially offset by a positive impact of approximately $19 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $149 million increase in Commercial Solutions, which includes $156 million from the Merger, partially offset by a decline in legacy service offerings, a $34 million increase in Research & Development Solutions, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, a $3 million increase in Integrated Engagement Services, and a $29 million increase in general corporate and unallocated expenses, which includes $37 million from the Merger. The constant currency increase in general corporate and unallocated expenses in 2016 was primarily due to higher stock-based compensation expense.

Depreciation and Amortization

	Year Ended December 31,
(dollars in millions)	2017	2016	2015
Depreciation and amortization	$1,011	$289	$128
% of revenues	12.5%	5.4%	3.0%

The $722 million and $161 million increases in depreciation and amortization in 2017 and 2016, respectively, were primarily due to the approximately $6.4 billion of intangible assets acquired in the Merger.

Restructuring Costs

	Year Ended December 31,
(in millions)	2017	2016	2015
Restructuring costs	$63	$71	$30

During 2017, we recognized $63 million of restructuring charges, net of reversals for changes in estimates, under our existing restructuring plans. The remaining actions under these plans, as well as actions associated with upcoming 2018 plans, are expected to occur throughout 2018, and are expected to consist of severance, facility closure and other exit-related costs.

During 2016, we recognized $71 million of restructuring charges, net of reversals for changes in estimates, under our existing restructuring plans.

During 2015, we recognized $30 million of restructuring charges, net of reversals for changes in estimates, associated with both the February 2015 restructuring plan and the Q2 Solutions restructuring plan.

Merger Related Costs

	Year Ended December 31,
(in millions)	2017	2016	2015
Merger related costs	$—	$87	$—

During 2016, we recognized $87 million of merger related costs. Merger related costs include the direct and incremental costs associated with the Merger such as (i) investment banking, legal, accounting and consulting fees, (ii) incremental compensation costs triggered under change in control provisions in executive employment agreements, (iii) compensation and related costs of employees 100% dedicated to merger-related integration activities and (iv) severance and other termination costs associated with employees whose positions became redundant as a result of the Merger.

Impairment Charges

	Year Ended December 31,
(in millions)	2017	2016	2015
Impairment charges	$40	$28	$2

During 2017 and 2016, we recognized $40 million and $28 million, respectively, of impairment losses for declines in fair value of goodwill and identifiable intangible assets in Encore. See Note 17 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to impairment charges. During the fourth quarter of 2015, we exited a training facility in Japan, resulting in a $2 million impairment of the land and building.

Interest Income and Interest Expense

	Year Ended December 31,
(in millions)	2017	2016	2015
Interest income	$(7)	$(4)	$(4)
Interest expense	$346	$144	$101

Interest income includes interest received primarily from bank balances and investments.

Interest expense during 2017 was higher than 2016 due to an increase in the average debt outstanding, primarily as a result of the debt assumed in the Merger and the refinancing transaction in the fourth quarter of 2016 (approximately $4.5 billion), the February 2017 issuance of €1,425 million (approximately $1,522 million) of 3.25% senior notes, the September 2017 issuance of €420 million (approximately $501 million) of 2.875% senior notes and the incremental term B loan of $750 million. See Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to these debt transactions. Interest expense during 2016 was higher than 2015 due to an increase in the average debt outstanding, primarily as a result of the debt acquired from the Merger.

Loss on Extinguishment of Debt

	Year Ended December 31,
(in millions)	2017	2016	2015
Loss on extinguishment of debt	$19	$31	$8

During 2017, we recognized a $19 million loss on extinguishment of debt for fees and expenses incurred related to the refinancing of our senior notes and senior secured credit facilities, which includes a $16 million make-whole premium.

In the fourth quarter of 2016, we recognized a $31 million loss on extinguishment of debt related to the refinancing of our senior secured credit facilities. The loss on extinguishment of debt includes an $8 million make-whole premium, $9 million of unamortized debt issuance costs and $14 million of unamortized discount.

In May 2015, we recognized an $8 million loss on extinguishment of debt related to the refinancing of our senior secured credit facilities. The loss on extinguishment of debt includes $1 million of unamortized debt issuance costs, $1 million of unamortized discount and $6 million of related fees and expenses.

See “—Liquidity and Capital Resources” for more information on these transactions.

Other Expense (Income), Net

	Year Ended December 31,
(in millions)	2017	2016	2015
Other expense (income), net	$30	$(8)	$2

Other expense, net for 2017 primarily consisted of foreign currency net losses, partially offset by investment gains. The foreign currency losses in 2017 were primarily the result of the combination of changes in intercompany loan balances from corporate legal entity integration and a weaker U.S. dollar.

Other income, net for 2016 primarily consisted of a gain on the sale of a cost basis investment partially offset by foreign currency net losses.

Other expense, net for 2015 primarily consisted of $6 million of expense related to the change in fair value of contingent consideration related to an acquisition, partially offset by $5 million of foreign currency net gains.

Income Tax (Benefit) Expense

	Year Ended December 31,
(dollars in millions)	2017	2016	2015
Income tax (benefit) expense	$(987)	$345	$159
Effective income tax rate	(298.2)%	72.0%	29.5%

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act is comprehensive legislation that includes provisions that lower the federal corporate income tax rate from 35% to 21% beginning in 2018 and impose a one-time transition tax on undistributed foreign earnings. ASC 740 “Income Taxes” generally requires the effects of the tax law change to be recorded in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin No. 118 to address situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. We have recognized the tax impacts related to the transition tax on undistributed foreign earnings and the impact to deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017, on a provisional basis. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, and additional interpretive regulatory guidance that may be issued. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

As a result of the Tax Act, we recorded a provisional deferred tax benefit of $977 million related to the revaluation of deferred taxes at the newly enacted 21% rate and the reversal of the deferred tax liability on undistributed foreign earnings net of the newly enacted transition tax. We no longer consider any of our foreign earnings to be indefinitely reinvested. Our effective income tax rate was also favorably impacted by a tax benefit of $261 million related to purchase accounting amortization of approximately $763 million as a result of the Merger. Additionally, due to the adoption of the new stock-based compensation accounting standard on January 1, 2017, our effective income tax rate was favorably impacted by $26 million of excess tax benefits on equity compensation.

The increase in the 2016 effective income tax rate, as compared to 2015, was due to a change in our indefinite reinvestment assertion on the majority of our cumulative foreign earnings. Due to the Merger, we reevaluated our indefinite reinvestment assertion based on the need for cash in the United States, including funding the Repurchase Program and potential acquisitions. Accordingly, we changed our assertion with respect to $2,801 million of foreign earnings, including $1,865 million of IMS Health’s previously undistributed historical foreign earnings. Deferred income taxes of $625 million were recorded in 2016 related to non-indefinitely reinvested foreign earnings. Of that amount, $373 million was recorded through purchase accounting related to IMS Health’s historical foreign earnings and the remainder of $252 million was recorded through deferred income tax expense

Equity in Earnings (Losses) of Unconsolidated Affiliates

	Year Ended December 31,
(in millions)	2017	2016	2015
Equity in earnings (losses) of unconsolidated affiliates	$10	$(4)	$8

Equity in earnings (losses) of unconsolidated affiliates primarily includes earnings (losses) from our investment in NovaQuest Pharma Opportunities Funds. See Note 4 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to these funds.

Net Income Attributable to Non-controlling Interests

	Year Ended December 31,
(in millions)	2017	2016	2015
Net income attributable to non-controlling interests	$(19)	$(15)	$(1)

Net income attributable to non-controlling interests primarily includes Quest’s interest in Q2 Solutions.

Segment Results of Operations

Revenues and profit by segment are as follows (dollars in millions):

	Segment Revenues			Segment Profit
	2017	2016	2015	2017	2016	2015
Commercial Solutions	$3,630	$1,089	$323	$1,010	$234	$19
Research & Development Solutions	3,647	3,478	3,159	997	943	824
Integrated Engagement Services	783	797	844	73	76	78
Total	8,060	5,364	4,326	2,080	1,253	921
General corporate and unallocated				(247)	(136)	(115)
Depreciation and amortization				(1,011)	(289)	(128)
Restructuring costs				(63)	(71)	(30)
Merger related costs				—	(87)	—
Impairment charges				(40)	(28)	(2)
Consolidated	$8,060	$5,364	$4,326	$719	$642	$646

Prior period segment results have been recast to conform to immaterial changes to management reporting in 2017. The recast only impacts the fourth quarter of 2016 as the management reporting changes relate to IMS Health and these results are only reflected in our results since the date of the Merger on October 3, 2016.

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation, and expenses for corporate overhead functions such as senior leadership, finance, human resources, information technology, facilities and legal. In addition, we do not allocate depreciation and amortization, restructuring costs, merger related costs or impairment charges to our segments.

Commercial Solutions

	Year Ended December 31,			Change
(dollars in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Revenues	$3,630	$1,089	$323	$2,541	233.3%	$766	237.2%
Costs of revenue, exclusive of depreciation and amortization	1,917	641	239	1,276	199.1	402	168.2
Selling, general and administrative expenses	703	214	65	489	228.5	149	229.2
Segment profit	$1,010	$234	$19	$776	331.6%	$215	1,131.6%

Revenues

2017 compared to 2016

Commercial Solutions’ revenues were $3,630 million in 2017, an increase of $2,541 million over 2016. This increase was comprised of constant currency revenue growth of approximately $2,515 million, and a positive impact of approximately $26 million from the effects of foreign currency fluctuations. The constant currency increase includes the incremental impact from the Merger of $2,557 million, including post-Merger acquisitions, partially offset by a decline in revenue from Encore during the first half of 2017 and the sale of Encore at the beginning of the third quarter of 2017.

2016 compared to 2015

Commercial Solutions’ revenues were $1,089 million in 2016, an increase of $766 million over 2015, which includes the impact from the Merger of $799 million. The revenue increase was due to the impact from the Merger and from growth in real-world and late phase research services, partially offset by lower revenues from Encore and advisory services. The revenue contributed by the Merger in 2016 was negatively impacted by approximately $55 million as a result of adjusting the acquired IMS Health unearned income to fair value as required by purchase accounting.

Costs of Revenue, exclusive of Depreciation and Amortization

2017 compared to 2016

Commercial Solutions’ costs of revenues, exclusive of depreciation and amortization, were $1,917 million in 2017, an increase of $1,276 million over 2016. This increase was comprised of a $1,267 million constant currency increase and a negative impact of approximately $9 million from the effects of foreign currency fluctuations. The constant currency increase includes the incremental impact from the Merger of $1,302 million, including post-Merger acquisitions, partially offset by lower costs from Encore due to lower revenue volumes during the first half of 2017 and the sale of Encore at the beginning of the third quarter of 2017.

2016 compared to 2015

Commercial Solutions’ costs of revenue, exclusive of depreciation and amortization, increased approximately $402 million in 2016. This increase was comprised of a $403 million constant currency increase, which includes $435 million from the Merger, offset by lower costs from Encore and advisory services due to lower revenue volumes, and $1 million due to the negative effects of foreign currency fluctuations.

Selling, General and Administrative Expenses

2017 compared to 2016

Commercial Solutions’ selling, general and administrative expenses increased approximately $489 million in 2017 as compared to 2016. This increase was comprised of a $479 million constant currency increase and a negative impact of approximately $10 million from the effects of foreign currency fluctuations. The constant currency increase was primarily due to the incremental impact from the Merger of $487 million, including post-Merger acquisitions.

2016 compared to 2015

Commercial Solutions’ selling, general and administrative expenses increased approximately $149 million in 2016 as compared to 2015. This increase was primarily due to $156 million from the Merger, an increase in bad debt expense and partially offset by cost reductions in various other areas.

Research & Development Solutions

	Year Ended December 31,			Change
(dollars in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Revenues	$3,647	$3,478	$3,159	$169	4.9%	$319	10.1%
Costs of revenue, exclusive of depreciation and amortization	2,068	1,956	1,779	112	5.7	177	9.9
Selling, general and administrative expenses	582	579	556	3	0.5	23	4.1
Segment profit	$997	$943	$824	$54	5.7%	$119	14.4%

Backlog and Net New Business

Beginning with the third quarter of 2016, we began reporting net new business and backlog on an as-contracted basis (signed binding commitments and signed contracts during the period) on a rolling basis for the last twelve months. We only report backlog and net new business for the Research & Development Solutions segment. Previously, net new business included non-binding written awards, which was consistent with industry practice. We believe the as-contracted method is a more precise approach as it requires a higher threshold and less judgment for backlog inclusion. Net new business totaled $4.54 billion and $4.34 billion for the twelve months ended December 31, 2017 and 2016, respectively. Ending backlog was $10.54 billion at December 31, 2017.

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

 We believe that backlog and net new business may not be consistent indicators of future revenues because they have been and likely will be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, cancellations, and changes to the scope of work during the course of projects. Projects that have been delayed remain in backlog, but the timing of the revenue generated may differ from the timing originally expected. Additionally, projects may be terminated or delayed by the customer or delayed by regulatory authorities. In the event that a client cancels a contract, we typically would be entitled to receive payment for all services performed up to the cancellation date and subsequent client-authorized services related to winding down the canceled project. For more details regarding risks related to our backlog, see Part I, Item IA, “Risk Factors—Risks Related to our Business—The relationship of backlog to revenues varies over time.”

Revenues

2017 compared to 2016

Research & Development Solutions’ revenues were $3,647 million in 2017, an increase of $169 million, or 4.9%, over 2016. This increase was comprised of constant currency revenue growth of $172 million, or 4.9%, partially offset by a negative impact of approximately $3 million from the effects of foreign currency fluctuations.

The constant currency revenue growth for 2017 primarily includes volume-related increases from both our clinical solutions and services and our clinical trial support services as well as revenue from current year acquisitions, partially offset by lower revenue from early clinical development services, due to a facility closure in Europe in 2016.

2016 compared to 2015

Research & Development Solutions’ revenues were $3,478 million in 2016, an increase of $319 million, or 10.1%, over 2015. This increase was comprised of constant currency revenue growth of $341 million, or 10.8%, partially offset by a negative impact of approximately $22 million from the effects of foreign currency fluctuations. The constant currency revenue growth primarily includes volume-related increases in our services and the incremental impact from the businesses that Quest contributed to Q2 Solutions.

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

Costs of Revenue, exclusive of Depreciation and Amortization

2017 compared to 2016

Research & Development Solutions’ costs of revenue, exclusive of depreciation and amortization, increased approximately $112 million in 2017 as compared to 2016. This increase includes constant currency growth of $119 million, or 6.1%, partially offset by $7 million from the positive effects of foreign currency fluctuations.

The constant currency costs of revenue growth was primarily due to an increase in compensation and related expenses and the impact from post-Merger acquisitions. The increase in compensation and related expenses resulted from (i) an increase in billable headcount resulting from the higher volume of constant currency revenue, (ii) our continued investment in our global delivery network (“GDN”) that enables us to provide standardized, centrally-managed services from seven hub locations across five countries, and (iii) an increase in competition for qualified personnel in certain markets.

2016 compared to 2015

Research & Development Solutions’ costs of revenue, exclusive of depreciation and amortization, increased approximately $177 million in 2016 over 2015. This increase includes constant currency growth of $222 million, or 12.5%, which includes the incremental impact from the businesses that Quest contributed to Q2 Solutions, partially offset by $45 million from the positive effects of foreign currency fluctuations.

The constant currency costs of revenue growth was primarily due to the impact from the Q2 Solutions transaction and an increase in compensation and related expenses. The increase in compensation and related expenses resulted from (i) an increase in billable headcount resulting from the higher volume of constant currency revenue, (ii) our continued investment in our GDN which is a coordinated global delivery model that enables us to provide standardized, centrally-managed services from seven hub locations across five countries, (iii) annual merit increases and (iv) an increase in competition for qualified personnel in certain markets. The constant currency growth for 2016 also includes a $12 million reserve for certain potentially non-reimbursable expenses. These increases in cost were partially offset by $17 million of expense recognized in the second quarter of 2015 related to the early close out of a client arrangement that did not recur in 2016 and a $15 million increase in the benefit from research and development credits received in Europe.

Selling, General and Administrative Expenses

2017 compared to 2016

Research & Development Solutions’ selling, general and administrative expenses increased approximately $3 million, or 0.5%, in 2017 as compared to 2016. This increase was caused by a constant currency increase of $6 million, offset by a positive impact of approximately $3 million from the effects of foreign currency fluctuations. As a percent of revenues, Research & Development Solutions’ selling, general and administrative expenses were 16.0% and 16.6% in 2017 and 2016, respectively. The constant currency increase for 2017 was primarily due to the impact of post-Merger acquisitions, partially offset by lower incentive compensation and bad debt expense.

2016 compared to 2015

Research & Development Solutions’ selling, general and administrative expenses increased approximately $23 million, or 4.1%, in 2016 as compared to 2015. This increase was caused by constant currency growth of $34 million, partially offset by a reduction of $11 million from foreign currency fluctuations. As a percent of revenues, Research & Development Solutions’ selling, general and administrative expenses were 16.6% and 17.6% in 2016 and 2015, respectively. The constant currency increase was primarily due to the incremental impact from the businesses that Quest contributed to Q2 Solutions, higher compensation and related expenses due to annual merit increases and an increase in headcount and an increase in bad debt expense.

Integrated Engagement Services

	Year Ended December 31,			Change
(dollars in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Revenues	$783	$797	$844	$(14)	(1.8)%	$(47)	(5.6)%
Costs of revenue, exclusive of depreciation and amortization	637	639	687	(2)	(0.3)	(48)	(7.0)
Selling, general and administrative expenses	73	82	79	(9)	(11.0)	3	3.8
Segment profit	$73	$76	$78	$(3)	(3.9)%	$(2)	(2.6)%

Revenues

2017 compared to 2016

Integrated Engagement Services’ revenues were $783 million in 2017, a decrease of $14 million, or 1.8%, over 2016. This decrease was comprised of a constant currency revenue decrease of $9 million, or 1.1%, and a negative impact of approximately $5 million due to the effects of foreign currency fluctuations. The decline in constant currency revenues for 2017 was due to lower demand in Japan and North America, which was also a result of cancellations that occurred in 2017. The decline was also due to a $9 million benefit from the acceleration of revenue in the second quarter of 2016 that did not recur in 2017 related to a contract modification on a sales force arrangement that fixed a portion of the contract price that was previously not determinable until future sales-based royalties were known, partially offset by revenue from new projects starting up, primarily in Europe.

2016 compared to 2015

Integrated Engagement Services’ revenues were $797 million in 2016, a decrease of $47 million, or 5.6%, over 2015. This decrease was comprised of a constant currency revenue decrease of $66 million, or 7.8%, partially offset by a positive impact of approximately $19 million due to the effects of foreign currency fluctuations. The decline in constant currency revenues for 2016 was due to decreases in North America (primarily as a result of cancellations that occurred in 2015 and earlier this year), Japan and Europe. The decline in Europe was partially offset by a $9 million benefit from the acceleration of revenue related to a contract modification in 2016.

Costs of Revenue, exclusive of Depreciation and Amortization

2017 compared to 2016

Integrated Engagement Services’ costs of revenue, exclusive of depreciation and amortization, decreased approximately $2 million in 2017. This decrease includes constant currency growth of $2 million, or 0.3%, more than offset by $4 million from the positive effects of foreign currency fluctuations. The constant currency cost of revenue growth in 2017 was due to an increase in compensation and related expenses resulting from an increase in billable headcount in Europe as a result of an increase in new projects starting up in the 2017 period.

2016 compared to 2015

Integrated Engagement Services’ costs of revenue, exclusive of depreciation and amortization, decreased approximately $48 million in 2016. This decrease was comprised of a $59 million constant currency decrease, or 8.6%, partially offset by $11 million due to the positive effects of foreign currency fluctuations. The constant currency decrease for 2016 was due to a decrease in compensation and related expenses resulting from a decrease in billable headcount.

Selling, General and Administrative Expenses

2017 compared to 2016

Integrated Engagement Services’ selling, general and administrative expenses decreased approximately $9 million in 2017 as compared to 2016, primarily due to lower compensation and related expenses resulting from a decrease in headcount.

2016 compared to 2015

Integrated Engagement Services’ selling, general and administrative expenses increased approximately $3 million in 2016 as compared to 2015, primarily due to a higher level of bad debt expense.

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

We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which those funds can be accessed on a cost-effective basis. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations. We have and expect to transfer cash from those subsidiaries to the United States and to other international subsidiaries when it is cost effective to do so.

We had a cash balance of $959 million at December 31, 2017 ($147 million of which was in the United States), a decrease from $1,198 million at December 31, 2016.

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

Equity Repurchase Program

On October 30, 2013, our Board approved the Repurchase Program authorizing the repurchase of up to $125 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. Our Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of our common stock by $600 million, $1.5 billion, $1.0 billion and $1.0 billion in 2015, November 2016, February 2017 and May 2017, respectively, which increased the total amount that has been authorized under the Repurchase Program to $4.225 billion. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. We may also repurchase shares of our common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, which would permit shares of our common stock to be repurchased when we might otherwise be precluded from doing so by law. The Repurchase Program for common stock does not have an expiration date.

During the year ended December 31, 2017, we repurchased 30,896,313 shares of our common stock for approximately $2.6 billion. These amounts include 9,677,420 shares of our common stock, which we repurchased from certain of our principal stockholders in a private transaction for approximately $750 million and 10,071,003 shares of our common stock, which we repurchased directly from underwriters in connection with three separate underwritten, secondary public offerings of shares of our common stock held by certain of our principal stockholders for approximately $935 million in the aggregate in May, September and November 2017. Additional information regarding the Repurchase Program is presented in Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Notes 14 and 27 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As of December 31, 2017, we have remaining authorization to repurchase up to $182 million of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program. On February 14, 2018, the Board authorized an increase in the post-merger share repurchase authorization by $1.5 billion to a total of $5.0 billion, with $1.7 billion authorization remaining.

Debt

As of December 31, 2017, we had $10.3 billion of total indebtedness, excluding $500 million of available borrowings under our revolving credit facilities. See Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding our credit arrangements.

Senior Secured Credit Agreement and Senior Notes

2017 Financing Transactions

At December 31, 2017, our senior secured credit facility provided financing of up to approximately $5,656 million, which consisted of $5,185 million principal amount of debt outstanding and $471 million of available borrowing capacity on the $1 billion revolving credit facility that expires in 2021. The revolving credit facility is comprised of a $450 million senior secured revolving facility available in U.S. dollars, a $400 million senior secured revolving facility available in U.S. dollars, Euros, Swiss Francs and other foreign currencies and a $150 million senior secured revolving facility available in U.S. dollars and Yen. The term A loans and revolving credit facility mature in October 2021, while the term B loans mature in 2024 and 2025. Under certain circumstances, the maturity date of the term A loans and the senior secured revolving facility may be accelerated to 2020. We are required to make scheduled quarterly payments on the term A loans equal to 1.25% of the original principal amount, with the remaining balance paid at maturity. We are required to make scheduled quarterly payments on the term B loans equal to approximately 0.25% of the original principal amount, with the remaining balance paid at maturity. In addition, beginning with fiscal year ending December 31, 2017, we are required to apply 50% of excess cash flow (as defined in our senior secured credit facility), subject to a reduction to 25% or 0% depending upon our senior secured first lien net leverage ratio, for prepayment of the Term Loans, with any such prepayment to be applied toward principal payments due in subsequent quarters. We are also required to pay an annual commitment fee that ranges from 0.30% to 0.40% in respect of any unused commitments under the revolving credit facility. The senior secured credit facility is collateralized by substantially all of our assets and the assets of our material domestic subsidiaries including 100% of the equity interests of substantially all of our material domestic subsidiaries and 66% of the equity interests of substantially all of our first-tier material foreign subsidiaries and their domestic subsidiaries.

During the third quarter of 2017, we issued €420 million (approximately $501 million) of senior notes due 2025. The senior notes mature on September 15, 2025 and bear an interest rate of 2.875%, which is paid semi-annually on March 15 and September 15, beginning on March 15, 2018. Also during the third quarter of 2017, we entered into an amendment to provide for an incremental term B loan of $750 million and an increase in restricted payment capacity. The term B loan will mature in 2025 and bears a floating interest rate of LIBOR plus 2.00% per year. The net proceeds from the senior notes due 2025 and the incremental term B loan were used for the redemption of the outstanding 4.125% Euro denominated senior notes due 2023, to pay down the revolving credit facility, to pay certain fees and expenses and for other general corporate purposes, including the repurchase of the Company’s common stock and acquisitions.

During the first quarter of 2017, we issued €1.425 billion (approximately $1,522 million) of senior notes due 2025.  The senior notes mature on March 15, 2025 and bear an annual interest rate of 3.25%, which is paid semi-annually on March 15 and September 15, beginning on September 15, 2017. Also during the first quarter of 2017, we refinanced our term B loans in which the maturity was extended to 2024 and the interest rate margin on the loan denominated in U.S. dollars was reduced from 2.50% to 2.00% and the interest rate margin on the loan denominated in Euros was reduced from 2.75% to 2.00%. See Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding our credit arrangements.

2016 Financing Transactions

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

On September 28, 2016, IMS Health issued $1,750 million of senior unsecured notes, which consisted of (i) $1,050 million of 5% senior notes due October 2026 (the “5% Dollar Notes”) and (ii) €625 million of 3.5% senior notes due October 2024 (the “3.5% Euro Notes” and, together with the 5% Dollar Notes, the “2016 Notes”). The proceeds of the 2016 Notes, which we assumed upon closing of the Merger, were used on October 3, 2016 to repay in full ($1,389 million) the term loans outstanding under the Quintiles Transnational senior secured credit facilities. Interest on the 2016 Notes is payable semi-annually, beginning on April 15, 2017. The notes are guaranteed on a senior unsecured basis by our wholly-owned domestic restricted subsidiaries (excluding IMS Japan K.K.) and, subject to certain exceptions, each of our future domestic subsidiaries that guarantees our other indebtedness or indebtedness of any of the guarantors. The 5% Dollar Notes and the 3.5% Euro Notes may be redeemed, either together or separately, prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to October 15, 2021 with respect to the 5% Dollar Notes and October 15, 2019 with respect to the 3.5% Euro Notes (in each case subject to a customary “equity claw” redemption right) and thereafter subject to annually declining redemption premiums at any time prior to October 15, 2024 with respect to the 5% Dollar Notes and October 15, 2021 with respect to the 3.5% Euro Notes.

We also assumed in the Merger €275 million of 4.125% Senior Notes due in April 2023 (the “4.125% Senior Notes”). As noted above, during the third quarter of 2017, the 4.125% Senior Notes were redeemed. Interest on the 4.125% Senior Notes was payable semi-annually each year and commenced on October 1, 2015.

Receivables Financing Facility

On December 5, 2014, we entered into a four-year arrangement to securitize certain of our accounts receivable. Under the receivables financing facility, certain of our accounts receivable are sold on a non-recourse basis by certain of our consolidated subsidiaries to another of our consolidated subsidiaries, a bankruptcy-remote special purpose entity (“SPE”). The SPE obtained a term loan and revolving loan commitment from a third-party lender, secured by liens on the assets of the SPE, to finance the purchase of the accounts receivable, which includes a $275 million term loan and a $25 million revolving loan commitment. The revolving loan commitment may be increased by an additional $35 million as amounts are repaid under the term loan. IQVIA has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under the receivables financing facility. The assets of the SPE are not available to satisfy any of our obligations or any obligations of our subsidiaries. As of December 31, 2017, the full $25 million of revolving loan commitment was available under the receivables financing facility. On December 15, 2017, the Company amended its receivables financing facility to extend the original term of the facility to December 15, 2020. In addition, the applicable margin (over LIBOR) changed to 90 bps regardless of our credit rating. Prior to the amendment, the margin was based on our credit rating and could range from 85 bps to 135 bps.

Restrictive Covenants

Our debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and New Term Loans, other actions permitted to be taken by a secured creditor. Our long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on our ability to declare dividends. For additional information regarding these restrictive covenants, see Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy” and Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. At December 31, 2017, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.

Years ended December 31, 2017, 2016 and 2015

Cash Flow from Operating Activities

	Year Ended December 31,
(in millions)	2017	2016	2015
Net cash provided by operating activities	$970	$860	$476

2017 compared to 2016

Cash provided by operating activities increased $110 million in 2017 as compared to 2016. Cash flows from operating activities reflects higher cash-related net income of $614 million, offset by higher payments for interest, income taxes and normal fluctuations in cash collections from clients and accounts payable. Cash collections from clients can vary significantly each year depending on the timing of cash receipts under contractual payment terms relative to the recognition of revenue over a project lifecycle and the timing of renewals.

2016 compared to 2015

Cash provided by operating activities increased $384 million in 2016 as compared to 2015. Cash flows from operating activities reflects higher cash-related net income, lower payments for income taxes and normal fluctuations in cash collections from clients and accounts payable.

Cash Flow from Investing Activities

	Year Ended December 31,
(in millions)	2017	2016	2015
Net cash (used in) provided by investing activities	$(1,190)	$1,731	$(67)

2017 compared to 2016

During 2017, we had net cash outflows from investing activities, while during 2016, we had net cash inflows. The decrease of $2,921 million in our net cash flows from investing activities was primarily due to cash from the acquisition of businesses, including the Merger in 2016 ($1,887 million), cash used for the acquisition of businesses in 2017 ($854 million) and higher cash used for the acquisition of property, equipment and software in 2017 ($205 million).

2016 compared to 2015

Cash provided by investing activities increased $1,798 million in 2016 as compared 2015. This increase was primarily related to cash from the acquisition of businesses, including the Merger ($1,887 million) partially offset by higher cash used for the acquisition of property, equipment and software ($86 million).

Cash Flow from Financing Activities

	Year Ended December 31,
(in millions)	2017	2016	2015
Net cash used in financing activities	$(72)	$(2,284)	$(249)

2017 compared to 2016

Cash used in financing activities decreased $2,212 million in 2017 as compared to 2016. The decrease in cash used in financing activities was primarily related to higher net borrowings under our credit facilities ($3,781 million), partially offset by higher cash used to repurchase common stock ($1,523 million).

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

Contractual Obligations and Commitments

Below is a summary of our future payment commitments by year under contractual obligations as of December 31, 2017 (in millions):

	2018	2019 - 2020	2021 - 2022	Thereafter	Total
Long-term debt, including interest(1)	$496	$1,251	$2,336	$8,429	$12,512
Operating leases	169	250	169	157	745
Data acquisition and telecommunication services	254	397	194	13	858
Purchase obligations(2)	28	29	17	3	77
Commitments to unconsolidated affiliates(3)	—	—	—	—	—
Benefit obligations(4)	22	23	24	74	143
Uncertain income tax positions(5)	9	—	—	—	9
Total	$978	$1,950	$2,740	$8,676	$14,344
(1)	Interest payments on our debt are based on the interest rates in effect on December 31, 2017.
(2)

Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions.

(3)

We are currently committed to invest $70 million in private equity funds. As of December 31, 2017, we have funded approximately $54 million of these commitments and we have approximately $16 million remaining to be funded which has not been included in the above table as we are unable to predict when these commitments will be paid.

(4)

Amounts represent expected future benefit payments for our pension and postretirement benefit plans, as well as expected contributions for 2018 for our funded pension benefit plans. We made cash contributions totaling approximately $25 million to our defined benefit plans in 2017, and we estimate that we will make contributions totaling approximately $22 million to our defined benefit plans in 2018. Due to the potential impact of future plan investment performance, changes in interest rates, changes in other economic and demographic assumptions and changes in legislation in foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions that may be required to fund our defined benefit plans for periods beyond 2018.

(5)

As of December 31, 2017, our liability related to uncertain income tax positions was approximately $95 million, $86 million of which has not been included in the above table as we are unable to predict when these liabilities will be paid due to the uncertainties in the timing of the settlement of the income tax positions.

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

In some cases, contracts provide for consideration that is contingent upon the occurrence of uncertain future events. We recognize contingent revenue when the contingency has been resolved and all other criteria for revenue recognition have been met. Cash payments made to clients as incentives to induce the clients to enter into service agreements with us are amortized as a reduction of revenue over the period the services are performed. We record revenues net of any tax assessments by governmental authorities, such as value added taxes, that are imposed on and concurrent with specific revenue generating transactions. We do not recognize revenue with respect to start-up activities including contract and scope negotiation, feasibility analysis and conflict of interest review associated with contracts. The costs for these activities are expensed as incurred.

For arrangements that include multiple elements, arrangement consideration is allocated to units of accounting based on the relative selling price. The best evidence of selling price of a unit of accounting is vendor-specific objective evidence (“VSOE”), which is the price we charge when the deliverable is sold separately. When VSOE is not available to determine selling price, we use relevant third-party evidence (“TPE”) of selling price, if available. When neither VSOE nor TPE of selling price exists, we use our best estimate of selling price considering all relevant information that is available without undue cost and effort.

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

See Note 1 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding the new revenue recognition standard, which will be effective January 1, 2018.

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

Income Taxes

Certain items of income and expense are not recognized on our income tax returns and financial statements in the same year, which creates timing differences. The income tax effect of these timing differences results in (1) deferred income tax assets that create a reduction in future income taxes and (2) deferred income tax liabilities that create an increase in future income taxes. Recognition of deferred income tax assets is based on management’s belief that it is more likely than not that the income tax benefit associated with certain temporary differences, income tax operating loss and capital loss carryforwards and income tax credits, would be realized. We recorded a valuation allowance to reduce our deferred income tax assets for those deferred income tax items for which it was more likely than not that realization would not occur. We determined the amount of the valuation allowance based, in part, on our assessment of future taxable income and in light of our ongoing income tax strategies. If our estimate of future taxable income or tax strategies changes at any time in the future, we would record an adjustment to our valuation allowance. Recording such an adjustment could have a material effect on our financial condition or results of operations.

Income tax expense is based on the distribution of profit before income tax among the various taxing jurisdictions in which we operate, adjusted as required by the income tax laws of each taxing jurisdiction. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate. We do not consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States. Accordingly, we have provided a deferred income tax liability related to those undistributed earnings. The associated foreign income taxes on our foreign earnings could be available as a credit in the United States on our income taxes. We recognize foreign tax credits to the extent that the recognition is supported by projected foreign source income. See Note 18 to our audited consolidated financial statements included elsewhere in the Annual Report on Form 10-K for details regarding the Tax Cuts and Jobs Act and the impact on our consolidated financial statements.

Business Combinations

We use the acquisition method to account for business combinations, and accordingly, the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree are recorded at their estimated fair values on the date of the acquisition. We use significant judgments, estimates and assumptions in determining the estimated fair value of assets acquired, liabilities assumed and non-controlling interest including expected future cash flows, discount rates that reflect the risk associated with the expected future cash flows and estimated useful lives.

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

Stock-based Compensation

We measure compensation cost for stock-based payment awards (stock options and stock appreciation rights) granted to employees and non-employee directors at fair value using the Black-Scholes-Merton option-pricing model and for performance awards using the Monte Carlo simulation model. Stock-based compensation expense includes stock-based awards granted to employees and non-employee directors and has been reported in selling, general and administrative expenses in our consolidated statements of income based upon the classification of the individuals who were granted stock-based awards.

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

Pensions and Other Postretirement Benefits

We provide retirement benefits to certain employees, including defined benefit pension plans and postretirement medical plans. The determination of benefit obligations and expense is based on actuarial models. In order to measure benefit costs and obligations using these models, critical assumptions are made with regard to the discount rate, expected return on plan assets, cash balance crediting rate, lump sum conversion rate and the assumed rate of compensation increases. In addition, retiree medical care cost trend rates are a key assumption used exclusively in determining costs for our postretirement health care and life insurance benefit plans. Management reviews these critical assumptions at least annually. Other assumptions involve demographic factors such as turnover, retirement and mortality rates. Management reviews these assumptions periodically and updates them when its experience deems it appropriate to do so.

The discount rate is the rate at which the benefit obligations could be effectively settled and is determined annually by management. For United States plans, the discount rate is based on results of a modeling process in which the plans’ expected cash flow (determined on a projected benefit obligation basis) is matched with spot rates developed from a yield curve comprised of high-grade (Moody’s Aa and above, or Standard and Poor’s AA and above) non-callable corporate bonds to develop the present value of the expected cash flow, and then determining the single rate (discount rate), which when applied to the expected cash flow derives that same present value. In the United Kingdom specifically, the discount rate is set based on the yields on a universe of high quality non-callable corporate bonds denominated in the British Pound, appropriate to the duration of plan liabilities. For the other non-United States plans, the discount rate is based on the current yield of an index of high quality corporate bonds. As a sensitivity measure, a 25 basis point increase in the discount rate for our United States plan and United Kingdom plans, absent any offsetting changes in other assumptions, would result in a $1 million decrease and a less than $1 million increase, respectively, in pension expense at December 31, 2017.

Under the United States qualified retirement plan, participants have a notional retirement account that increases with pay and investment credits. The rate used to determine the investment credit (cash balance crediting rate) varies monthly. At retirement, the account is converted to a monthly retirement benefit.

In selecting an expected return on plan asset assumption, we consider the returns being earned by each plan investment category in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. The actual return on plan assets will vary from year to year versus this assumption. We believe it is appropriate to use long-term expected forecasts in selecting the expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts. As a sensitivity measure, a 25 basis point change in the expected return on assets (“EROA”) assumption for our United States plan, absent any offsetting changes in other assumptions, would result in a less than $1 million increase or decrease in pension expense at December 31, 2017. For our United Kingdom plans, a 25 basis point change in the EROA assumption, absent any offsetting changes in other assumptions, would result in a less than $1 million increase or decrease in pension expense at December 31, 2017. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect our pension and postretirement obligations and future expense.

We utilize a corridor approach to amortizing unrecognized gains and losses in the pension and postretirement plans. Amortization occurs when the accumulated unrecognized net gain or loss balance exceeds the criterion of 10% of the larger of the beginning balances of the projected benefit obligation or the market-related value of the plan assets. The excess unrecognized gain or loss balance is then amortized using the straight-line method over the average remaining service life of active employees expected to receive benefits. At December 31, 2017, the weighted-average remaining service life of active employees was approximately 12 years.

Foreign Currency

We have significant investments in non-United States countries. Therefore, changes in the value of foreign currencies affect our consolidated financial statements when translated into United States dollars. For all operations outside the United States where we have designated the local currency as the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange prevailing during the period the transactions occurred. Translation gains and losses are included as an adjustment to the accumulated other comprehensive income (loss) component of stockholders’ equity. In addition, gains and losses from foreign currency transactions, such as those resulting from the settlement and revaluation of third-party and intercompany foreign receivables and payables, are included in the determination of net income (loss).

For operations outside the United States that are considered to be highly inflationary or where the United States dollar is designated as the functional currency, monetary assets and liabilities are remeasured using end-of-period exchange rates, whereas non-monetary accounts are remeasured using historical exchange rates, and all remeasurement and transaction adjustments are recognized in other expense (income), net.

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

Foreign Currency Exchange Rates

We transact business in more than 100 countries and approximately 55 currencies and are subject to risks associated with fluctuating foreign currency exchange rates. Our objective is to reduce earnings and cash flow volatility associated with foreign currency exchange rate movements. Accordingly, we enter into foreign currency forward contracts to minimize the impact of foreign exchange movements on non–functional currency assets and liabilities. We also enter into foreign currency forward contracts to hedge certain forecasted foreign currency cash flows related to service contracts and to hedge non-United States dollar anticipated intercompany royalties. It is our policy to enter into foreign currency transactions only to the extent necessary to meet our objectives as stated above. We do not enter into foreign currency transactions for investment or speculative purposes. The principal currencies hedged are the Euro, the British Pound, the Japanese Yen, the Swiss Franc and the Canadian dollar.

The contractual value of our foreign exchange derivative instruments, all of which were foreign exchange forward contracts, was approximately $282 million at December 31, 2017. The fair value of these contracts is subject to change as a result of potential changes in foreign exchange rates. We assess our market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values based on a hypothetical 10% change in foreign currency exchange rates. The potential loss in fair value for foreign exchange forward contracts based on a hypothetical 10% decrease in the value of the United States dollar or, in the case of non-United States dollar related contracts, the currency being purchased, was $12 million at December 31, 2017. However, the change in the fair value of the foreign exchange forward contracts would likely be offset by a change in the value of the future service contract revenue, royalty or balance sheet exposure being hedged caused by the currency exchange rate fluctuation. The estimated fair values of the foreign exchange forward contracts were determined based on quoted market prices.

Exchange rate fluctuations affect the United States dollar value of foreign currency revenue and expenses and may have a significant effect on our results. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical 10% change in average exchange rates used to translate all foreign currencies to the United States dollar would have impacted income before income taxes for 2017 by approximately $112 million. The actual impact of exchange rate movements in the future could differ materially from this hypothetical analysis, based on the mix of foreign currencies and the timing and magnitude of individual exchange rate movements.

Additionally, commencing in 2016, we designated a portion of our foreign currency denominated debt as a hedge of our net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the United States dollar. As of December 31, 2017, these borrowings (net of original issue discount) were €4,036 million ($4,835 million). A hypothetical 10% decrease in the value of the United States dollar would lead to a potential loss in fair value of $484 million. However, this change in fair value would be offset by the change in value of the hedged portion of our net investment in foreign subsidiaries caused by the currency exchange rate fluctuation.

Interest Rates

Because we have variable rate debt, fluctuations in interest rates affect our business. We attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate caps and swaps. We have entered into interest rate caps and swaps with financial institutions that have reset dates and critical terms that match the underlying debt. Accordingly, any change in market value associated with the interest rate caps and swaps is offset by the opposite market impact on the related debt. As of December 31, 2017, we had approximately $5.5 billion of variable rate indebtedness and interest rate caps and swaps with a notional value of $1.6 billion. Because we do not attempt to hedge all of our variable rate debt, we may incur higher interest costs for the portion of our variable rate debt that is not hedged. Excluding debt covered by hedges, each quarter-point increase or decrease in the interest rate on our variable rate debt would result in our interest expense changing by approximately $10 million per year.

Marketable Securities

At December 31, 2017, we held investments in marketable equity securities. These investments are classified as either trading securities or available-for-sale securities and are recorded at fair value. These securities are subject to price risk. As of December 31, 2017, the fair value of these investments was $46 million based on the quoted market value of the securities. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market values was approximately $5 million at December 31, 2017.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of IQVIA Holdings Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Ari Bousbib	/s/ Michael R. McDonnell
Ari Bousbib Chairman, Chief Executive Officer and President (Principal Executive Officer)	Michael R. McDonnell Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IQVIA Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IQVIA Holdings Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

February 16, 2018

We have served as the Company’s auditor since 2002.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share data)	2017	2016	2015
Revenues	$8,060	$5,364	$4,326
Reimbursed expenses	1,679	1,514	1,411
Total revenues	9,739	6,878	5,737
Costs of revenue, exclusive of depreciation and amortization	4,622	3,236	2,705
Costs of revenue, reimbursed expenses	1,679	1,514	1,411
Selling, general and administrative expenses	1,605	1,011	815
Depreciation and amortization	1,011	289	128
Restructuring costs	63	71	30
Merger related costs	—	87	—
Impairment charges	40	28	2
Income from operations	719	642	646
Interest income	(7)	(4)	(4)
Interest expense	346	144	101
Loss on extinguishment of debt	19	31	8
Other expense (income), net	30	(8)	2
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	331	479	539
Income tax (benefit) expense	(987)	345	159
Income before equity in earnings (losses) of unconsolidated affiliates	1,318	134	380
Equity in earnings (losses) of unconsolidated affiliates	10	(4)	8
Net income	1,328	130	388
Net income attributable to non-controlling interests	(19)	(15)	(1)
Net income attributable to IQVIA Holdings Inc.	$1,309	$115	$387
Earnings per share attributable to common stockholders:
Basic	$6.01	$0.77	$3.15
Diluted	$5.88	$0.76	$3.08
Weighted average common shares outstanding:
Basic	217.8	149.1	123.0
Diluted	222.6	152.0	125.6

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2017	2016	2015
Net income	$1,328	$130	$388
Comprehensive income (loss) adjustments:
Unrealized gains (losses) on derivative instruments, net of income tax expense (benefit) of $1, $3 and ($4)	4	(7)	(9)
Defined benefit plan adjustments, net of income tax expense of $3, $11 and $—	5	23	—
Foreign currency translation, net of income tax benefit of ($201), ($9) and ($5)	614	(513)	(60)
Reclassification adjustments:
(Gains) losses on derivative instruments included in net income, net of income tax expense of $—, $7 and $6	(1)	21	12
Amortization of actuarial losses and prior service costs included in net income	1	1	1
Comprehensive income (loss)	1,951	(345)	332
Comprehensive (income) loss attributable to non-controlling interests	(26)	1	3
Comprehensive income (loss) attributable to IQVIA Holdings Inc.	$1,925	$(344)	$335

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$959	$1,198
Trade accounts receivable and unbilled services, net	1,993	1,707
Prepaid expenses	146	123
Income taxes receivable	47	34
Investments in debt, equity and other securities	46	40
Other current assets and receivables	259	235
Total current assets	3,450	3,337
Property and equipment, net	440	406
Investments in debt, equity and other securities	8	13
Investments in unconsolidated affiliates	70	69
Goodwill	11,850	10,727
Other identifiable intangibles, net	6,591	6,390
Deferred income taxes	98	89
Deposits and other assets	235	177
Total assets	$22,742	$21,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$322	$250
Accrued expenses	1,664	1,493
Unearned income	733	774
Income taxes payable	72	76
Current portion of long-term debt	103	92
Other current liabilities	10	20
Total current liabilities	2,904	2,705
Long-term debt, less current portion	10,122	7,108
Deferred income taxes	918	2,133
Other liabilities	440	402
Total liabilities	14,384	12,348
Commitments and contingencies (Note 1)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized at December 31, 2017 and 2016, $0.01 par value, 249.5 and 248.3 shares issued at December 31, 2017 and 2016, respectively	10,782	10,602
Retained earnings (accumulated deficit)	655	(399)
Treasury stock, at cost, 41.4 and 12.9 shares at December 31, 2017 and 2016, respectively	(3,374)	(1,000)
Accumulated other comprehensive income (loss)	46	(570)
Equity attributable to IQVIA Holdings Inc.’s stockholders	8,109	8,633
Non-controlling interests	249	227
Total stockholders’ equity	8,358	8,860
Total liabilities and stockholders’ equity	$22,742	$21,208

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2017	2016	2015
Operating activities:
Net income	$1,328	$130	$388
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,011	289	128
Amortization of debt issuance costs and discount	9	30	9
Amortization of accumulated other comprehensive loss on terminated interest rate swaps	3	3	8
Stock-based compensation	106	80	38
Impairment of goodwill, identifiable intangible and long-lived assets	40	28	2
Gain on disposals of property and equipment, net	(1)	(1)	(1)
(Earnings) loss from unconsolidated affiliates	(10)	8	(8)
(Gain) loss on investments, net	(8)	(13)	1
(Benefit from) provision for deferred income taxes	(1,216)	135	18
Excess income tax benefits from stock-based award activities	—	(41)	(39)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	(142)	(62)	(246)
Prepaid expenses and other assets	(54)	(8)	15
Accounts payable and accrued expenses	90	160	104
Unearned income	(104)	52	54
Income taxes payable and other liabilities	(82)	70	5
Net cash provided by operating activities	970	860	476
Investing activities:
Acquisition of property, equipment and software	(369)	(164)	(78)
Net cash (paid for) assumed from acquisition of businesses	(854)	1,887	32
Disposition of business, net of cash disposed	12	—	—
Sales (purchases) of trading securities, net	2	(40)	—
Proceeds from corporate owned life insurance policies	—	21	—
Proceeds from sale of equity securities	—	41	—
Investments in unconsolidated affiliates, net of payments received	15	(17)	(12)
Termination of interest rate swaps	—	—	(11)
Other	4	3	2
Net cash (used in) provided by investing activities	(1,190)	1,731	(67)
Financing activities:
Proceeds from issuance of debt	5,242	466	2,249
Payment of debt issuance costs	(50)	(7)	(22)
Repayment of debt	(2,883)	(1,949)	(2,057)
Proceeds from revolving credit facility	1,921	172	—
Repayment of revolving credit facility	(1,767)	—	—
Principal payments on capital lease obligations	(2)	(2)	(4)
Payment of contingent consideration	(4)	(5)	(3)
Stock issued under employee stock purchase and option plans	91	97	64
Repurchase of common stock	(2,620)	(1,097)	(515)
Excess income tax benefits from stock-based award activities	—	41	39
Net cash used in financing activities	(72)	(2,284)	(249)
Effect of foreign currency exchange rate changes on cash	53	(86)	(50)
(Decrease) increase in cash and cash equivalents	(239)	221	110
Cash and cash equivalents at beginning of period	1,198	977	867
Cash and cash equivalents at end of period	$959	$1,198	$977

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total
Balance, December 31, 2014	124.1	—	1	143	(788)	—	(59)	—	(703)
Issuance of common stock	3.1	—	—	65	—	—	—	—	65
Repurchase of common stock	(7.8)	—	—	(455)	(61)	—	—	—	(516)
Stock-based compensation	—	—	—	31	—	—	—	—	31
Income tax benefits from stock-based award activities	—	—	—	39	—	—	—	—	39
Q2 Solutions business combination	—	—	—	423	—	—	—	—	423
Non-controlling interest related to Q2 Solutions transaction	—	—	—	(231)	—	—	—	231	—
Deferred tax impact of the Q2 Solutions transaction	—	—	—	(7)	—	—	—	—	(7)
Net income	—	—	—	—	387	—	—	1	388
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	—	(9)	—	(9)
Foreign currency translation, net of tax	—	—	—	—	—	—	(56)	(4)	(60)
Reclassification adjustments, net of tax	—	—	—	—	—	—	13	—	13
Balance, December 31, 2015	119.4	—	1	8	(462)	—	(111)	228	(336)
Issuance of common stock	130.4	—	1	10,522	—	—	—	—	10,523
Repurchase of common stock before October 3, 2016	(1.5)	—	—	(46)	(52)	—	—	—	(98)
Repurchase of common stock on or after October 3, 2016	—	(12.9)	—	—	—	(1,000)	—	—	(1,000)
Stock-based compensation	—	—	—	76	—	—	—	—	76
Income tax benefits from stock-based award activities	—	—	—	41	—	—	—	—	41
Investment by non-controlling interest	—	—	—	(1)	—	—	—	—	(1)
Net income	—	—	—	—	115	—	—	15	130
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	—	(7)	—	(7)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	23	—	23
Foreign currency translation, net of tax	—	—	—	—	—	—	(497)	(16)	(513)
Reclassification adjustments, net of tax	—	—	—	—	—	—	22	—	22
Balance, December 31, 2016	248.3	(12.9)	2	10,600	(399)	(1,000)	(570)	227	8,860
Issuance of common stock	3.7	—	—	—	—	—	—	—	—
Repurchase of common stock	—	(28.5)	—	—	—	(2,374)	—	—	(2,374)
Repurchase and retirement of common stock	(2.5)	—	—	—	(255)	—	—	—	(255)
Stock-based compensation	—	—	—	180	—	—	—	—	180
Distribution to non-controlling interest	—	—	—	—	—	—	—	(4)	(4)
Net income	—	—	—	—	1,309	—	—	19	1,328
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	—	4	—	4
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	5	—	5
Foreign currency translation, net of tax	—	—	—	—	—	—	607	7	614
Balance, December 31, 2017	249.5	(41.4)	$2	$10,780	$655	$(3,374)	$46	$249	$8,358

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The Company

Conducting business in more than 100 countries with over 55,000 employees, IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading integrated information and technology-enabled healthcare service provider worldwide, dedicated to helping its clients improve their clinical, scientific and commercial results.

On October 3, 2016, Quintiles Transnational Holdings Inc. (“Quintiles”) completed its previously announced merger of equals transaction (the “Merger”) with IMS Health Holdings, Inc. (“IMS Health”). Pursuant to the terms of the merger agreement dated as of May 3, 2016 between Quintiles and IMS Health (the “Merger Agreement”), IMS Health was merged with and into Quintiles, and the separate corporate existence of IMS Health ceased, with Quintiles continuing as the surviving corporation (the “Surviving Corporation”). Immediately prior to the completion of the Merger, Quintiles reincorporated as a Delaware corporation. The Surviving Corporation changed its name to Quintiles IMS Holdings, Inc (“QuintilesIMS”). At the effective time of the Merger, each issued and outstanding share of IMS Health common stock, par value $0.01 per share (“IMS Health common stock”), was automatically converted into 0.3840 of a share of the Company’s common stock, par value $0.01 per share. In addition, immediately following the effective time of the Merger, Quintiles Transnational Corp (“Quintiles Corp.”), a direct subsidiary of Quintiles, was merged with and into IMS Health Incorporated, following which IMS Health Incorporated will continue as a direct, wholly-owned subsidiary of the Surviving Corporation. See Note 15 for additional information regarding the Merger.

On November 6, 2017, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) to effect a change of the Company’s name from “Quintiles IMS Holdings, Inc.” to “IQVIA Holdings Inc.” (the “Name Change”).

On November 15, 2017, shares of the Company commenced trading under an updated New York Stock Exchange ticker symbol, “IQV” (formerly the shares traded under the ticker symbol “Q”).

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

IQVIA HOLDINGS INC. AND SUBSIDIARIES

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

For operations outside the United States that are considered to be highly inflationary or where the United States dollar is designated as the functional currency, monetary assets and liabilities are remeasured using end-of-period exchange rates, whereas non-monetary accounts are remeasured using historical exchange rates, and all remeasurement and transaction adjustments are recognized in other expense (income), net. Other expense (income), net, includes foreign currency net losses (gains) for 2017, 2016 and 2015 of approximately $40 million, $6 million and ($5) million, respectively. The foreign currency losses in 2017 were primarily the result of the combination of changes in intercompany loan balances from corporate legal entity integration and a weaker U.S. dollar.

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

IQVIA HOLDINGS INC. AND SUBSIDIARIES

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

Accrued Loyalty

The Company owns businesses that manage co-pay reimbursements on behalf of its pharmaceutical customers. These customers prefund the reimbursements and the Company includes this cash on its balance sheet. The Company draws on this cash to pay pharmacies as consumers use these programs. Accrued loyalty was $143 million and $131 million, as of December 31, 2017 and 2016, respectively, and included within accrued expenses on the consolidated balance sheet.

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

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectability of the related receivables, including length of time the receivables are past due, client credit ratings, financial stability of the client, specific one-time events and client payment history. In addition, in circumstances where the Company is made aware of a specific client’s inability to meet its financial obligations, a specific allowance is established. The accounts are individually evaluated on a regular basis and reserves are established as deemed appropriate based on the above criteria.

Receivables Financing Facility

Advances received under the Company’s receivables financing facility are accounted for as borrowings secured by the receivables and included in net cash provided by financing activities. The Company services the collateralized accounts receivables and the cash flows for the underlying receivables are included in cash provided by operating activities. The collateralized accounts receivables are included in trade accounts receivable and unbilled services, net.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

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

Long-Lived Assets

Property and equipment are stated at cost and are depreciated using the straight-line method over the shorter of the asset’s estimated useful life or the lease term, if related to leased property, as follows:

Buildings and leasehold improvements	3 - 40 years
Equipment	3 - 10 years
Furniture and fixtures	5 - 10 years
Transportation equipment	3 - 20 years

Definite-lived identifiable intangible assets are amortized primarily using an accelerated method that reflects the pattern in which the Company expects to benefit from the use of the asset over its estimated remaining useful life as follows:

Trademarks and trade names	1 - 17 years
Contract backlog and client relationships	1 - 25 years
Software and related assets	1 - 9 years
Databases	1 - 9 years
Non-compete agreements and other	1 - 5 years

Goodwill and indefinite-lived identifiable intangible assets, which consist of a trade name, are not amortized but evaluated for impairment annually, or more frequently if events or changes in circumstances indicate an impairment.

Included in software and related items is the capitalized cost of internal-use software used in supporting the Company’s business. Qualifying costs incurred during the application development stage are capitalized and amortized over their estimated useful lives. Costs are capitalized from completion of the preliminary project stage and when it is considered probable that the software will be used to perform its intended function, up until the time the software is placed into service. The Company recognized $134 million, $44 million and $38 million of amortization expense in 2017, 2016 and 2015, respectively, related to software and related assets.

The carrying values of property, equipment and intangible and other long-lived assets are reviewed for recoverability if the facts and circumstances suggest that a potential impairment may have occurred. If this review indicates that carrying values will not be recoverable, as determined based on undiscounted cash flow projections, the Company will record an impairment charge to reduce carrying values to estimated fair value. See Note 17 for information regarding the impairment charges recognized in 2017 and 2016. During 2015, the Company recognized a $2 million impairment charge for long-lived assets related to a facility closure in Japan.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

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

In some cases, contracts provide for consideration that is contingent upon the occurrence of uncertain future events. The Company recognizes contingent revenue when the contingency has been resolved and all other criteria for revenue recognition have been met. Cash payments made to clients as incentives to induce the clients to enter into service agreements with the Company are amortized as a reduction of revenue over the period the services are performed. The Company records revenues net of any tax assessments by governmental authorities, such as value added taxes, that are imposed on and concurrent with specific revenue generating transactions. The Company does not recognize revenue with respect to start-up activities including contract and scope negotiation, feasibility analysis and conflict of interest review associated with contracts. The costs for these activities are expensed as incurred.

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

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

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

Expenses

The Company’s costs and expenses are comprised primarily of costs of revenue, reimbursed expenses and selling, general and administrative expenses. Costs of revenue include compensation and benefits for billable employees and personnel involved in production, data management and delivery, and the costs of acquiring and processing data for the Company’s information offerings; costs of staff directly involved with delivering technology-related services offerings and engagements, related accommodations and the costs of data purchased specifically for technology services engagements; and other expenses directly related to service contracts such as courier fees, laboratory supplies, professional services and travel expenses. As noted above, reimbursed expenses are comprised principally of payments to investigators who oversee clinical trials and travel expenses for the Company’s clinical monitors and sales representatives. Selling, general and administrative expenses include costs related to sales, marketing, and administrative functions (including human resources, legal, finance and general management) for compensation and benefits, travel, professional services, training and expenses for information technology (“IT”), facilities and depreciation and amortization.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. Investment policies have been implemented that limit purchases of marketable securities to investment grade securities. Substantially all revenues for Commercial Solutions, Research & Development Solutions and Integrated Engagement Services are earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and healthcare companies. The concentration of credit risk is equal to the outstanding accounts receivable and unbilled services balances, less the unearned income related thereto, and such risk is subject to the financial and industry conditions of the Company’s clients. The Company does not require collateral or other securities to support client receivables. Credit losses have been immaterial and reasonably within management’s expectations. No client accounted for 10% or more of consolidated revenues in 2017, 2016 or 2015.

Restructuring Costs

Restructuring costs, which primarily include termination benefits and facility closure costs, are recorded at estimated fair value. Key assumptions in determining the restructuring costs include the terms and payments that may be negotiated to terminate certain contractual obligations and the timing of employees leaving the Company.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Merger Related Costs

Merger related costs include the direct and incremental costs associated with business combinations including (i) acquisition related costs such as investment banking, legal, accounting and consulting fees (see Footnote 15), (ii) incremental compensation costs triggered under change in control provisions in executive employment agreements, (iii) compensation and related costs of employees 100% dedicated to merger-related integration activities and (iv) severance and other termination costs associated with redundant employees. During 2016, the Company recognized $87 million of merger related costs, which includes $36 million of acquisition related costs. All of these costs are related to the Merger. Merger related costs for all other business combinations have been immaterial and are included within selling, general and administrative expenses on the consolidated statements of income.

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

The Company is party to legal proceedings incidental to its business. While the outcome of these matters could differ from management’s expectations, the Company does not believe the resolution of these matters will have a material adverse effect to the Company’s financial statements.

Income Taxes

Income tax expense includes United States federal, state and international income taxes. Certain items of income and expense are not reported in income tax returns and GAAP financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. In light of the newly enacted Tax Cuts and Jobs Act (the “Tax Act”), the Company no longer considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and records deferred income taxes on these earnings. The Company has provisionally recorded their U.S. deferred taxes based on the Federal corporate income tax rate of 21%. We are continuing to analyze aspects of the Tax Act and, therefore, have not finalized our accounting policy with respect to whether to (1) recognize deferred taxes for basis differences expected to reverse as Global Low Taxed Intangible Income (“GILTI”) or (2) account for GILTI as period costs if and when incurred. We have not recognized any deferred tax impacts related to GILTI or the Base Erosion Anti Abuse Tax (“BEAT”) on a provisional basis. Interest and penalties related to unrecognized income tax benefits are recognized as a component of income tax expense as discussed further in Note 18.

Pensions and Other Postretirement Benefits

The Company provides retirement benefits to certain employees, including defined benefit pension plans and postretirement medical plans. The determination of benefit obligations and expense is based on actuarial models. In order to measure benefit costs and obligations using these models, critical assumptions are made with regard to the discount rate, expected return on plan assets, cash balance crediting rate, lump sum conversion rate and the assumed rate of compensation increases. In addition, retiree medical care cost trend rates are a key assumption used exclusively in determining costs for the Company’s postretirement health care and life insurance benefit plans. Management reviews these critical assumptions at least annually. Other assumptions involve demographic factors such as turnover, retirement and mortality rates. Management reviews these assumptions periodically and updates them when their experience deems it appropriate to do so.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The discount rate is the rate at which the benefit obligations could be effectively settled and is determined annually by management. For United States plans, the discount rate is based on results of a modeling process in which the plans’ expected cash flow (determined on a projected benefit obligation basis) is matched with spot rates developed from a yield curve comprised of high-grade (Moody’s Aa and above, or Standard and Poor’s AA and above) non-callable corporate bonds to develop the present value of the expected cash flow, and then determining the single rate (discount rate), which when applied to the expected cash flow derives that same present value. In the United Kingdom specifically, the discount rate is set based on the yields on a universe of high quality non-callable corporate bonds denominated in the British Pound, appropriate to the duration of plan liabilities. For the non-United States plans, the discount rate is based on the current yield of an index of high quality corporate bonds.

The Company estimates the service and interest cost components of net periodic benefit cost for the Company’s United States and United Kingdom pension benefit plans by utilizing a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to each of the underlying projected cash flows based on time until payment.

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

The Company’s estimated long-term rate of return on plan assets is based on the principles of capital market theory that maintain that over the long run, prudent investment risk taking is rewarded with incremental returns and that combining non-correlated assets can maximize risk adjusted portfolio returns. Long-term return estimates are developed by asset category based on actual class return data, historical relationships between asset classes and risk factors and peer plan data. Long-term return estimates for the Company’s United Kingdom pension plans are developed by asset category based on actual class return data, historical relationships between asset classes and risk factors.

The Company utilizes a corridor approach to amortizing unrecognized gains and losses in the pension and postretirement benefit plans. Amortization occurs when the accumulated unrecognized net gain or loss balance exceeds the criterion of 10% of the larger of the beginning balances of the projected benefit obligation or the market-related value of the plan assets. The excess unrecognized gain or loss balance is then amortized using the straight-line method over the average remaining service life of active employees expected to receive benefits.

Stock-based Compensation

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

The Company accounts for its stock-based compensation for restricted stock awards and restricted stock units based on the closing market price of the Company’s common stock on the date of grant. The Company accounts for its stock-based compensation for performance awards based on the closing market price of the Company’s common stock on the date of grant and upon the Monte Carlo simulation model.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Earnings Per Share

The calculation of earnings per share is based on the weighted average number of common shares or common stock equivalents outstanding during the applicable period. The dilutive effect of common stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share. Potentially dilutive securities include outstanding stock options and unvested restricted stock units, restricted stock and performance awards. Employee equity share options, restricted stock units, restricted stock, performance awards and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible for tax purposes are assumed to be used to repurchase shares.

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

Recently Issued Accounting Standards

Accounting pronouncements adopted

In August 2016, the United States Financial Accounting Standards Board (“FASB”) issued new accounting guidance that eliminates the diversity in practice related to the cash flow classification of certain cash receipts and payments including debt prepayment or extinguishment payments, payments upon maturity of a zero coupon bond, payment of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions received from certain equity method investees, and cash flows related to beneficial interests obtained in a financial asset securitization. The new guidance designates the appropriate cash flow statement classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities.  In the absence of specific guidance, each separately identifiable cash source and use will be classified on the basis of the nature of the underlying cash flows. The Company adopted this new accounting guidance retrospectively on January 1, 2017. The adoption of this new accounting guidance did not have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued new accounting guidance that simplifies several aspects of the accounting for employee stock-based compensation transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and the classification of excess income tax benefits on the statement of cash flows. Under the new accounting guidance, excess income tax benefits related to stock-based awards are reflected as a reduction of income tax expense on the statements of income and as cash provided from operating activities on the statements of cash flows. In the prior periods, these tax benefits were reflected directly in additional paid in capital and as cash provided from financing activities. The Company adopted this new accounting guidance prospectively on January 1, 2017. The adoption of this new accounting guidance did not impact the Company’s recognition of its stock-based compensation expense or its presentation of cash flows related to employee taxes paid for withheld shares.

Accounting pronouncements being evaluated

In August 2017, the FASB issued new accounting guidance that will allow more financial and nonfinancial hedging strategies to be eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The new accounting guidance will be effective for the Company on January 1, 2019. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

In March 2017, the FASB issued new accounting guidance that requires the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs, and requires that the other components of net periodic benefit expense be recognized in the non-operating section of the income statement. In addition, only the service cost component of net periodic benefit expense is eligible for capitalization when applicable.  The new standard requires retrospective application of the change in the income statement and prospective application for the capitalization of service cost in assets. The new standard permits previously disclosed components of net benefit costs as an estimation basis for applying the retrospective presentation as a practical expedient. The new accounting guidance will be effective for the Company on January 1, 2018. Utilizing the practical expedient based on amounts disclosed in Note 19, the Company will reclassify non-service components of net periodic benefit cost of $17 million and $3 million for 2017 and 2016, respectively, from selling, general and administrative expenses into other income, net.

In January 2017, the FASB issued new accounting guidance that changes the definition of a business to clarify when a set of assets does not constitute a business. Under the new definition, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is generally not a business. The new accounting guidance will be effective for the Company on January 1, 2018. The adoption of this new accounting guidance may result in more acquisitions being accounted for as asset acquisitions.

In February 2016, the FASB issued new accounting guidance that requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. The income statement will reflect lease expense for operating leases, and amortization and interest expense for financing leases. The new accounting guidance will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

In January 2016, the FASB issued new accounting guidance that modifies how entities measure equity investments and present changes in the fair value of financial liabilities. The new accounting guidance will be effective for annual reporting periods beginning after December 15, 2017. Early adoption of the presentation guidance is permitted; however, early adoption of the recognition and measurement guidance is not permitted. The adoption of this new accounting guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board issued a converged standard on the recognition of revenue from contracts with clients. The objective of the new standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under the new standard, companies will be required to recognize revenue to depict the transfer of goods or services to clients in amounts that reflect the consideration to which the company will be entitled in exchange for those goods or services. The Company has concluded that the majority of the clinical trial arrangements will represent a single performance obligation.  The Company will account for revenue for this single performance obligation over time using project cost as an input method to measure progress. The Company will be required to use significant judgment in calculating its estimated costs at completion for each contract, and will be required to update these estimates on an ongoing basis, which may result in fluctuations in revenue recognized in any given period. The Company’s arrangements in the Commercial Solutions and Integrated Engagement Services segments are generally multiple element arrangements under which current rules require the deferral of revenue when payment on a delivered unit of accounting is contingent on performing on a future unit of accounting.  Under the new standard these arrangements will consist of multiple performance obligations and such deferral of revenue will in some cases be lower (or zero) when management determines that it is probable that performance on the future performance obligation will occur. Service revenues and reimbursed expenses revenues will be treated consistently and presented as one line on the consolidated statements of income for all segments. The new standard will require expanded disclosures on revenue recognition, including information about changes in assets and liabilities that result from contracts with clients. The new standard will be effective for annual reporting periods beginning after December 15, 2017. The Company will adopt the new standard on January 1, 2018. The Company will use the full retrospective approach to transition upon adoption, which will require the Company to recast each prior reporting period presented.

The adoption of the new standard is expected to result in a revenue reduction of less than 1% in 2017 and the cumulative impact through 2017 is not expected to be material to total stockholders’ equity. The revenue impact of the new standard will be finalized upon adoption in the first quarter of 2018 and is therefore subject to change.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

2. Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consist of the following (in millions):

	December 31,
	2017	2016
Trade:
Billed	$1,229	$998
Unbilled services	779	723
Trade accounts receivable and unbilled services	2,008	1,721
Allowance for doubtful accounts	(15)	(14)
Trade accounts receivable and unbilled services, net	$1,993	$1,707

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

4. Investments in and Advances to Unconsolidated Affiliates

The Company accounts for its investments in and advances to unconsolidated affiliates under the equity method of accounting and records its pro rata share of its losses or earnings from these investments in equity in earnings (losses) of unconsolidated affiliates. The following is a summary of the Company’s investments in and advances to unconsolidated affiliates (in millions):

	December 31,
	2017	2016
NovaQuest Pharma Opportunities Fund III, L.P.	$33	$43
NovaQuest Pharma Opportunities Fund IV, L.P.	7	6
CenduitTM	14	11
NostraData Pty Ltd.	8	8
Other	8	1
	$70	$69

NovaQuest Pharma Opportunities Funds

The Company has committed to invest up to $50 million as a limited partner in NovaQuest Pharma Opportunities Fund III, L.P. (“Fund III”). As of December 31, 2017, the Company has funded approximately $43 million and has approximately $7 million of remaining funding commitments. As of December 31, 2017 and 2016, the Company had a 10.9% ownership interest in Fund III.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The Company has committed to invest up to $20 million as a limited partner in NovaQuest Pharma Opportunities Fund IV, L.P. (“Fund IV”). As of December 31, 2017, the Company has funded approximately $11 million and has approximately $9 million of remaining funding commitments. As of December 31, 2017 and 2016, the Company had a 2.3% ownership interest in Fund IV.

Cenduit™

In May 2007, the Company and Thermo Fisher Scientific Inc. (“Thermo Fisher”) completed the formation of a joint venture, Cenduit™. The Company contributed its Interactive Response Technology operations in India and the United States. Thermo Fisher contributed its Fisher Clinical Services Interactive Response Technology operations in three locations — the United Kingdom, the United States and Switzerland. Additionally, each company contributed $4 million in initial capital. The Company and Thermo Fisher each own 50% of Cenduit™. Cenduit provides project related services to the Company on an as needed basis.

NostraData Pty Ltd.

In November 2015, IMS Health made a 10.25 million AUD (approximately 9 million USD) investment in NostraData Pty Ltd. (“NostraData”) for a 24% equity interest. NostraData provides data to the Company on an as needed basis.

See Note 20 for information regarding related party transactions.

5. Variable Interest Entities

As of December 31, 2017, the Company’s investments in unconsolidated variable interest entities (“VIEs”) and its estimated maximum exposure to loss were as follows (in millions):

	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
NovaQuest Pharma Opportunities Fund III, L.P.	$33	$40
NovaQuest Pharma Opportunities Fund IV, L.P.	7	16
Pappas Life Science Ventures V, L.P. (“Pappas Fund V”)	1	5
	$41	$61

The Company has determined that these funds are VIEs but that the Company is not the primary beneficiary as it does not have a controlling financial interest in these funds. However, because the Company has the ability to exercise significant influence, it accounts for its investments in these funds under the equity method of accounting and records its pro rata share of earnings and losses in equity in earnings (losses) of unconsolidated affiliates on the accompanying consolidated statements of income. The investment assets of unconsolidated VIEs are included in investments in and advances to unconsolidated affiliates on the accompanying consolidated balance sheets.

6. Derivatives

Foreign Exchange Risk Management

The Company transacts business in more than 100 countries and is subject to risks associated with fluctuating foreign exchange rates. The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate movements. Accordingly, the Company enters into foreign currency forward contracts to (i) hedge certain forecasted foreign exchange cash flows arising from service contracts (“Service Contract Hedging”) and (ii) hedge non-United States dollar anticipated intercompany royalties (“Royalty Hedging”). It is the Company’s policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for investment or speculative purposes. The principal currencies hedged are the Euro, the British Pound, the Japanese Yen, the Swiss Franc and the Canadian dollar.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Service Contract Hedging and Royalty Hedging contracts are designated as hedges and are carried at fair value, with changes in the fair value recorded to AOCI. The change in fair value is reclassified from AOCI to earnings in the period in which the hedged transaction occurs. These contracts have various expiration dates through November 2018.

As of December 31, 2017, the Company had 57 open Service Contract Hedging and Royalty Hedging contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2018 with notional amounts totaling $282 million. As of December 31, 2016, the Company had 62 open Service Contract Hedging and Royalty Hedging contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2017. For accounting purposes, these hedges are deemed to be highly effective. As of December 31, 2017 and 2016, the Company had recorded gross unrealized gains (losses) of $5 million and ($4) million and $11 million and ($9) million, respectively, related to these contracts. Upon expiration of the hedge instruments in 2018, the Company will reclassify the unrealized gains and losses on the derivative instruments included in AOCI into earnings. The unrealized gains (losses) are included in other current assets and liabilities on the accompanying consolidated balance sheets as of December 31, 2017 and 2016.

Interest Rate Risk Management

The Company purchases interest rate caps and has entered into interest rate swap agreements for purposes of managing its risk in interest rate fluctuations.

On June 9, 2011, the Company entered into six interest rate swaps that expired between September 30, 2013 and March 31, 2016, in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. During May 2015, in conjunction with the debt refinancing described in Note 11, the Company terminated the remaining open interest rate swaps for a cash payment to the counterparty of $12 million, which includes $1 million of accrued interest. Since the hedged forecasted cash transactions continued to be probable of occurring, the accumulated loss ($3 million at December 31, 2015) related to the terminated interest rate swaps in AOCI was reclassified to earnings as a component of interest expense in the same periods as the hedged forecasted transactions occurred over the first three months of 2016.

In April 2014, IMS Health purchased United States dollar denominated interest rate caps (“2014 Caps”) with a total notional value of $1 billion at strike rates ranging between 2% and 3%. These caps were effective at various times between April 2014 and April 2016, and expire at various times between April 2017 and April 2019. The total premiums were $21 million, which were paid in 2014. The 2014 Caps are designated as cash flow hedges.

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

On June 3, 2015, the Company entered into seven forward starting interest rate swaps (“2015 Swaps”) in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. Interest on the swaps began accruing on June 30, 2016 and the interest rate swaps currently outstanding expire between March 31, 2018 and March 31, 2020. The Company pays a fixed rate ranging from 1.6% to 2.1% and receives a variable rate of interest equal to the three-month LIBOR on these agreements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The critical terms of the 2015 Swaps are substantially the same as the underlying borrowings. These interest rate swaps are being accounted for as cash flow hedges as these transactions were executed to hedge the Company’s interest payments and for accounting purposes these hedges are highly effective. As such, the effective portion of the hedges is recorded as unrealized gains (losses) on derivatives included in AOCI and the ineffective portion of the hedges is recognized in earnings. The 2014 EUR Swap (notional value $347 million) ceased to be considered a highly effective hedge for accounting purposes when the underlying debt was refinanced on March 7, 2017. As such, the Company discontinued hedge accounting on that date and prospective changes in the fair value of the 2014 EUR Swap are recognized in earnings. The 2014 USD Swap (notional value $100 million) ceased to be considered a highly effective hedge for accounting purposes during the third quarter of 2017 and as such, the Company has discontinued hedge accounting and prospective changes in the fair value of the 2014 USD Swap are recognized in earnings.  The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparty, which, when they occur, are reflected as interest expense on the consolidated statements of income. These interest rate swaps will result in a total debt mix of approximately 55% fixed rate debt and 45% variable rate debt, before the additional protection arising from the interest rate caps.

Net Investment Risk Management

Beginning in 2016, the Company designated its foreign currency denominated debt as a hedge of its net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the United States dollar. As of December 31, 2017, these borrowings (net of original issue discount) were €4,036 million ($4,835 million). The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the cumulative translation adjustment component of AOCI with the related offset in long-term debt. Those amounts would be reclassified from AOCI to earnings upon the sale or substantial liquidation of these net investments. The amount of foreign exchange losses related to the net investment hedge included in cumulative translation adjustment for the year ended December 31, 2017 was $557 million.

The fair values of the Company’s derivative instruments and the line items on the accompanying consolidated balance sheets to which they were recorded are summarized in the following table (in millions):

		December 31, 2017			December 31, 2016
	Balance Sheet Classification	Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$5	$4	$282	$11	$9	$300
Interest rate swaps	Other current liabilities	—	1	405	—	15	945
Interest rate caps	Deposits and other assets	1	—	700	1	—	1,000
Derivatives not designated as hedging instruments:
Interest rate swaps	Other current liabilities	—	8	447	—	—	—
Foreign exchange forward contracts	Other current liabilities	—	—	—	—	1	189

Total derivatives		$6	$13		$12	$25

The effect of the Company’s cash flow hedging instruments on other comprehensive income (loss) is summarized in the following table (in millions):

	Year Ended December 31,
	2017	2016	2015
Foreign exchange forward contracts	$(5)	$16	$(1)
Interest rate derivatives	9	8	6
Total	$4	$24	$5

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The Company expects $1 million of pre-tax unrealized losses related to its foreign exchange contracts and interest rate derivatives included in AOCI at December 31, 2017 to be reclassified into earnings within the next twelve months.

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

The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values at December 31, 2017 and 2016 due to their short-term nature. At December 31, 2017 and 2016, the fair value of total debt approximated $10,432 million and $7,298 million, respectively, as determined under Level 2 measurements based on quoted prices for these financial instruments.

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of December 31, 2017 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$46	$—	$—	$46
Derivatives	—	6	—	6
Total	$46	$6	$—	$52
Liabilities:
Derivatives	$—	$13	$—	$13
Contingent consideration	—	—	69	69
Total	$—	$13	$69	$82

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of December 31, 2016 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$40	$—	$—	$40
Derivatives	—	12	—	12
Total	$40	$12	$—	$52
Liabilities:
Derivatives	$—	$25	$—	$25
Contingent consideration	—	—	18	18
Total	$—	$25	$18	$43

IQVIA HOLDINGS INC. AND SUBSIDIARIES

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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31 (in millions):

	Contingent Consideration – Accrued Expenses
	2017	2016	2015
Balance as of January 1	$18	$4	$1
Business combinations	57	19	—
Contingent consideration paid	(4)	(4)	(3)
Revaluations included in earnings and foreign currency translation adjustments	(2)	(1)	6
Balance as of December 31	$69	$18	$4

The revaluation for the contingent consideration is recognized in other expense (income), net on the accompanying consolidated statements of income.

Non-recurring Fair Value Measurements

Certain assets are carried on the accompanying consolidated balance sheets at cost and are not remeasured to fair value on a recurring basis. These assets include cost and equity method investments and loans that are written down to fair value for declines that are deemed to be other-than-temporary, and goodwill and identifiable intangible assets that are tested for impairment annually and when a triggering event occurs. See Note 17 for additional information.

As of December 31, 2017, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled approximately $18,519 million and were identified as Level 3. These assets are comprised of cost and equity method investments of $78 million, goodwill of $11,850 million and other identifiable intangibles, net of $6,591 million.

Cost and Equity Method Investments—The inputs available for valuing investments in non-public portfolio companies are generally not easily observable. The valuation of non-public investments requires significant judgment by the Company due to the absence of quoted market values, inherent lack of liquidity and the long-term nature of such assets. When a triggering event occurs, the Company considers a wide range of available market data when assessing the estimated fair value. Such market data includes observations of the trading multiples of public companies considered comparable to the private companies being valued as well as publicly disclosed merger transactions involving comparable private companies. In addition, valuations are adjusted to account for company-specific issues, the lack of liquidity inherent in a non-public investment and the fact that comparable public companies are not identical to the companies being valued. Such valuation adjustments are necessary because in the absence of a committed buyer and completion of due diligence similar to that performed in an actual negotiated sale process, there may be company-specific issues that are not fully known that may affect value. Further, a variety of additional factors are reviewed by the Company, including, but not limited to, financing and sales transactions with third parties, current operating performance and future expectations of the particular investment, changes in market outlook and the third-party financing environment. Because of the inherent uncertainty of valuations, estimated valuations may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

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

8. Property and Equipment

The major classes of property and equipment were as follows (in millions):

	December 31,
	2017	2016
Land, buildings and leasehold improvements	$324	$333
Equipment	446	338
Furniture and fixtures	81	72
Transportation equipment	72	26
Property and equipment, gross	923	769
Less accumulated depreciation	(483)	(363)
Property and equipment, net	$440	$406

Property and equipment depreciation expense was as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Depreciation expense	$125	$79	$61

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

9. Goodwill and Identifiable Intangible Assets

As of December 31, 2017, the Company has approximately $6,591 million of identifiable intangible assets, of which approximately $18 million, relating to a trade name, is deemed to be indefinite-lived and, accordingly, is not being amortized. Amortization expense associated with identifiable definite-lived intangible assets was as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Amortization expense	$886	$210	$67

Estimated amortization expense for existing identifiable intangible assets is expected to be approximately $983 million, $988 million, $917 million, $765 million and $407 million for the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively. Estimated amortization expense can be affected by various factors, including future acquisitions or divestitures of service and/or licensing and distribution rights or impairments.

The following is a summary of identifiable intangible assets (in millions):

	As of December 31, 2017			As of December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived identifiable intangible assets:
Client relationships and backlog	$4,604	$(474)	$4,130	$3,983	$(125)	$3,858
Trademarks, trade names and other	528	(59)	469	384	(15)	369
Databases	1,876	(468)	1,408	1,742	(87)	1,655
Software and related assets	927	(382)	545	619	(247)	372
Non-compete agreements	24	(3)	21	9	—	9
	$7,959	$(1,386)	$6,573	$6,737	$(474)	$6,263
Indefinite-lived identifiable intangible assets:
Trade names(1)	$18	$—	$18	$127	$—	$127

(1)   In 2017, in conjunction with the Company’s name change from QuintilesIMS to IQVIA, the classification of the Quintiles trade name changed from an indefinite-lived intangible asset to a definite-lived intangible asset.

The following is a summary of goodwill by segment for the years ended December 31, 2017 and 2016 (in millions):

	Commercial Solutions	Research & Development Solutions	Integrated Engagement Services	Consolidated
Balance as of December 31, 2015	$70	$602	$48	$720
Business combinations	9,698	611	67	10,376
Impairment	(23)	—	—	(23)
Impact of foreign currency fluctuations and other	(330)	(17)	1	(346)
Balance as of December 31, 2016	9,415	1,196	116	10,727
Business combinations	403	178	—	581
Impairment	(40)	—	—	(40)
Impact of foreign currency fluctuations and other	570	11	1	582
Balance as of December 31, 2017	$10,348	$1,385	$117	$11,850

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

During the second quarter of 2017, the Company determined there was sufficient indication that the carrying value of Encore Health Resources LLC (“Encore”) should be reviewed for further impairment due to its continued decline in performance.  The Company performed an impairment assessment that resulted in the recognition of a goodwill impairment of $39.6 million, which represented the remaining amount of goodwill associated with Encore, and an intangible asset impairment of $0.4 million for declines in fair value.  On July 12, 2017, the Company completed the sale of Encore to an unrelated third party. As of December 31, 2017, accumulated goodwill impairment losses were $63 million, solely related to Encore.

During the year ended December 31, 2016, the Company recorded impairment losses of $28 million. See Note 17 for additional information.

10. Accrued Expenses

	December 31,
(in millions)	2017	2016
Compensation, including bonuses, fringe benefits and payroll taxes	$656	$610
Restructuring	84	102
Interest	45	42
Client contract related	565	502
Professional fees	76	69
Contingent consideration and deferred purchase price	59	22
Other	179	146
	$1,664	$1,493

11. Credit Arrangements

The following is a summary of the Company’s revolving credit facilities at December 31, 2017:

Facility	Interest Rates
$1,000 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin (margin of 2.00% at December 31, 2017)
$25 million (receivables financing facility)	LIBOR Market Index Rate (1.56% at December 31, 2017) plus 0.90%
£10 million (approximately $13 million) general banking facility with a European headquartered bank	Bank’s base rate (0.50% at December 31, 2017) plus 1%

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The following table summarizes the Company’s debt at the dates indicated (dollars in millions):

	December 31,
	2017	2016
Senior Secured Credit Facilities:
Term A Loan due 2021—U.S. Dollar LIBOR at average floating rates of 3.69%	$844	$888
Term A Loan due 2021—Euro LIBOR at average floating rates of 2.00%	453	419
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 3.69%	748	—
Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 3.69%	1,188	—
Term B Loan due 2024—Euro LIBOR at average floating rates of 2.75%	1,423	—
Term B Loan due 2021—U.S. Dollar LIBOR at average floating rates of 3.50%	—	1,700
Term B Loan due 2021—Euro LIBOR at average floating rates of 3.75%	—	765
Revolving Credit Facility due 2021:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of 3.47%	529	375
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	503	—
3.25% Senior Notes due 2025—Euro denominated	1,707	—
3.5% Senior Notes due 2024—Euro denominated	749	658
4.125% Senior Notes due 2023—Euro denominated	—	289
4.875% Senior Notes due 2023—U.S. Dollar denominated	800	800
Receivables financing facility due 2020—U.S. Dollar LIBOR at average floating rate of 2.46%	275	275
Principal amount of debt	10,269	7,219
Less: unamortized discount and debt issuance costs	(44)	(19)
Less: current portion	(103)	(92)
Long-term debt	$10,122	$7,108

Contractual maturities of long-term debt at December 31, 2017 are as follows (in millions):

2018	$103
2019	103
2020	378
2021	1,652
2022	34
Thereafter	7,999
$10,269

At December 31, 2017, there were bank guarantees totaling approximately £3 million (approximately $4 million) issued against the availability of the general banking facility with a European headquartered bank through their operations in the United Kingdom.

Senior Secured Credit Agreement and Senior Notes

2017 Financing Transactions

At December 31, 2017, the Company’s senior credit facility provided financing of up to approximately $5,656 million, which consisted of $5,185 million principal amount of debt outstanding (as detailed in the table above) and $471 million of available borrowing capacity on the $1.0 billion revolving credit facility that expires in 2021.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

On September 14, 2017, the Company’s wholly owned subsidiary, Quintiles IMS Incorporated (the “Issuer”), issued €420 million (approximately $501 million) aggregate principal amount of 2.875% senior notes due 2025 (the “2025 Notes”). The 2025 Notes, which are unsecured obligations of the Issuer, mature on September 15, 2025 and bear an interest rate of 2.875%, which is paid semi-annually on March 15 and September 15 of each year, beginning on March 15, 2018. The 2025 Notes may be redeemed prior to their final stated maturity, subject to a customary make-whole premium at any time prior to September 15, 2020 (subject to a certain customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 1.438% to 0%. On September 18, 2017, the Company amended its senior credit facility agreement (the “Amendment”) to provide for an incremental term B loan of $750 million and to increase the facility’s restricted payment capacity, specifically an increase to the total net leverage ratio conditions for unlimited restricted investments from 4.25-to-1.00 to 4.50-to-1.00 and for dividends and distributions from 4.00-to-1.00 to 4.50-to-1.00. The new term B loan will mature in 2025 and bear a floating interest rate of LIBOR plus 2.00% per year.

On March 7, 2017, the Company refinanced all of its term B loans due 2021—U.S. dollar denominated (approximately $1,700 million) and its term B loans due 2021—Euro denominated (approximately $765 million) with an extended and repriced term B loan facility due in 2024 for an aggregate principal amount of approximately $2,479 million comprised of $1,200 million U.S. dollar denominated term B loans and €1,200 million ($1,279 million) Euro denominated term B loans. The U.S. dollar denominated term B loans bear interest based on the U.S. Dollar LIBOR with a floor of 0.75%, plus a margin of 2.00% for an all-in interest rate of 3.69% as of December 31, 2017. The Euro denominated term B loans bear interest based on the Euro LIBOR with a floor of 0.75%, plus a margin of 2.00% for an all-in interest rate of 2.75% as of December 31, 2017. In connection with this refinancing, the Company recognized a $3 million loss on extinguishment of debt, which includes fees and related expenses.

On February 28, 2017, the Issuer issued €1,425 million (approximately $1,522 million) aggregate principal amount of 3.25% senior notes due 2025 (the “2017 Notes”). The 2017 Notes, which are unsecured obligations of the Issuer, mature on March 15, 2025 and bear an interest rate of 3.25%, which is paid semi-annually on March 15 and September 15 of each year, beginning on September 15, 2017. The 2017 Notes may be redeemed prior to their final stated maturity, subject to a customary make-whole premium at any time prior to March 15, 2020 (subject to a certain customary “equity claw” redemption right) and thereafter subject to annually declining redemption premiums at any time prior to March 15, 2022. During March 2017, the proceeds of the 2017 Notes were used to pay fees and expenses related to the notes offering and the refinancing referenced above and other general corporate purposes, including the repurchase of the Company’s common stock.

The net proceeds from the offering of the 2025 Notes and the Amendment referenced above were used to refinance certain indebtedness, including the redemption of the outstanding 4.125% Euro denominated senior notes due 2023 (the “4.125% Notes”), to pay down the revolving credit facility, to pay fees and expenses related to the offering of the 2025 Notes and the Amendment and for other general corporate purposes, including the repurchase of the Company’s common stock and acquisitions. In connection with this refinancing, the Company recognized a $16 million loss on extinguishment of debt, which includes the 4.125% Notes make-whole premium.

2016 Financing Transactions

On October 3, 2016, the Company refinanced the term A loans due 2019 (approximately $884 million) assumed in the Merger with a term A loan facility due in 2021 for an aggregate principal amount of approximately $1,350 million comprised of both U.S. dollar denominated term A loans and Euro denominated term A loans. Additionally, the revolving credit facility was refinanced to an aggregate principal amount equal to $1.0 billion. The additional proceeds were used, in part, to fund the redemption on November 1, 2016 of $500 million of 6% Senior Notes due 2020 assumed in the Merger, at a redemption price equal to 101.5% of the aggregate outstanding principal amount plus accrued interest to the redemption date. The Company incurred a loss on extinguishment of debt of approximately $8 million related to the aggregate payments for make-whole premiums.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

On September 28, 2016, IMS Health issued senior unsecured notes totaling principal amount of $1,750 million, which consisted of (i) $1,050 million of 5% senior notes due October 2026 (the “5% Dollar Notes”) and (ii) €625 million of 3.5% senior notes due October 2024 (the “3.5% Euro Notes” and, together with the 5% Dollar Notes, the “2016 Notes”). The proceeds of the 2016 Notes, which the Company assumed upon closing of the Merger, were used on October 3, 2016 to repay in full ($1,389 million) the term loans outstanding under the Quintiles Transnational senior secured credit facilities. Interest on the 2016 Notes is payable semi-annually, beginning on April 15, 2017. The notes are guaranteed on a senior unsecured basis by the Company’s wholly-owned domestic restricted subsidiaries (excluding IMS Japan K.K.) and, subject to certain exceptions, each of the Company’s future domestic subsidiaries that guarantees the Company’s other indebtedness or indebtedness of any of the guarantors. The 5% Dollar Notes and the 3.5% Euro Notes may be redeemed, either together or separately, prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to October 15, 2021 with respect to the 5% Dollar Notes and October 15, 2019 with respect to the 3.5% Euro Notes (in each case subject to a customary “equity claw” redemption right) and thereafter subject to annually declining redemption premiums at any time prior to October 15, 2024 with respect to the 5% Dollar Notes and October 15, 2021 with respect to the 3.5% Euro Notes.

The Company also assumed in the Merger €275 million of 4.125% Senior Notes due in April 2023 (the “4.125% Senior Notes”). As noted above, during the third quarter of 2017 the 4.125% Senior Notes were redeemed. Interest on the 4.125% Senior Notes was payable semi-annually each year and commenced on October 1, 2015.

 Receivables Financing Facility

On December 15, 2017, the Company amended its Receivables Financing Agreement to extend the original term of its receivables financing facility to December 15, 2020. In addition, the applicable margin (over LIBOR) changed to 90 bps regardless of the Company’s credit rating. Prior to the amendment, the margin was based on the Company’s credit rating and could range from 85 bps to 135 bps.

On December 5, 2014, the Company entered into a four-year arrangement to securitize certain of its accounts receivable. Under the receivables financing facility, certain of the Company’s accounts receivable are sold on a non-recourse basis by certain of its consolidated subsidiaries to another of its consolidated subsidiaries, a bankruptcy-remote special purpose entity (“SPE”). The SPE obtained a term loan and revolving loan commitment from a third-party lender, secured by liens on the assets of the SPE, to finance the purchase of the accounts receivable, which includes a $275 million term loan and a $25 million revolving loan commitment. The revolving loan commitment may be increased by an additional $35 million as amounts are repaid under the term loan. The Company has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under the receivables financing facility. The assets of the SPE are not available to satisfy any of the Company’s obligations or any obligations of its subsidiaries. As of December 31, 2017, $25 million of revolving loans were available under the receivables financing facility.

Restrictive Covenants

The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the Company’s senior secured credit facility and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and New Term Loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. For additional information regarding these restrictive covenants, see Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included elsewhere in this Annual Report on Form 10-K. At December 31, 2017, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

12. Leases

The Company leases facilities under operating leases, many of which contain renewal and escalation clauses. The Company also leases certain equipment and motor vehicles under operating leases. The leases expire at various dates through 2029 with options to cancel certain leases at various intervals. Rental expenses under these agreements were $197 million, $127 million and $109 million in 2017, 2016 and 2015, respectively.

The following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2017 (in millions):

Operating Leases
2018	$169
2019	135
2020	115
2021	94
2022	75
Thereafter	157
Total minimum lease payments	$745

13. Contingencies

The Company and its subsidiaries are involved in legal and tax proceedings, claims and litigation arising in the ordinary course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where management currently believes it is probable that the Company will incur a loss and that the probable loss or range of loss can be reasonably estimated, the Company has recorded reserves in the consolidated financial statements based on its best estimates of such loss. In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. However, even in many instances where the Company has recorded an estimated liability, the Company is unable to predict with certainty the final outcome of the matter or whether resolution of the matter will materially affect the Company’s results of operations, financial position or cash flows. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

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

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The Company’s wholly-owned subsidiary, IMS Government Solutions Inc. (“IMS Government Solutions”), is primarily engaged in providing services under contracts with the United States government. United States government contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the United States government have the ability to investigate whether contractors’ operations are being conducted in accordance with such requirements. IMS Government Solutions discovered potential noncompliance with various contract clauses and requirements under its General Services Administration Contract (the “GSA Contract”), which was awarded in 2002 to its predecessor company, Synchronous Knowledge Inc. (Synchronous Knowledge Inc. was acquired by IMS Health in May 2005). The potential noncompliance arose from two primary areas: first, at the direction of the government, work performed under one task order was invoiced under another task order without the appropriate modifications to the orders being made; and second, personnel who did not meet strict compliance with the labor categories component of the qualification requirements of the GSA Contract were assigned to contracts. The Company is currently unable to determine the outcome of all of these matters pending the resolution of the Voluntary Disclosure Program process and the ultimate liability arising from these matters could exceed the Company’s current reserves.

On February 13, 2014, a group of approximately 1,200 medical doctors and 900 private individuals filed a civil lawsuit with the Seoul Central District Court against IMS Korea and two other defendants, KPA and the Korean Pharmaceutical Information Center (“KPIC”). The civil lawsuit alleges KPA and KPIC collected their personal information in violation of applicable privacy laws without the necessary consent through a software system installed on pharmacy computer systems in Korea, and that personal information was transferred to IMS Korea and sold to pharmaceutical companies. On September 11, 2017, the District Court issued a final decision that the encryption in use by the defendants since June 2014 was adequate to meet the requirements of the Korean Personal Information Privacy Act (“PIPA”) and the sharing of non-identified information for market research purposes was allowed under PIPA. The District Court also found an earlier version of encryption was insufficient to meet PIPA requirements, but no personal data had been leaked or re-identified. The District Court did not award any damages to plaintiffs. Approximately 280 medical doctors and 200 private individuals appealed the District Court decision. The Company believes the appeal is without merit and intends to vigorously defend its position.

On July 23, 2015, indictments were issued by the Seoul Central District Prosecutors’ Office in South Korea against 24 individuals and companies alleging improper handling of sensitive health information in violation of, among others, South Korea’s Personal Information Protection Act. IMS Korea and two of its employees were among the individuals and organizations indicted. Although there is no assertion that IMS Korea used patient identified health information in any of its offerings, prosecutors allege that certain of IMS Korea’s data suppliers should have obtained patient consent when they converted sensitive patient information into non-identified data and that IMS Korea had not taken adequate precautions to reduce the risk of re-identification. The Company believes the indictment is without merit as it acted in compliance with all applicable laws at all times and intends to vigorously defend its position.

On January 10, 2017, IQVIA Inc., IMS Health Incorporated and IMS Software Services, Inc. (collectively “IQVIA Parties”) filed a lawsuit in the U.S. District Court for the District of New Jersey against Veeva Systems, Inc. (“Veeva”) alleging Veeva unlawfully used IQVIA Parties intellectual property to improve Veeva data offerings, to promote and market Veeva data offerings and to improve Veeva technology offerings. IQVIA Parties seek injunctive relief, appointment of a monitor, the award of compensatory and punitive damages and reimbursement of all litigation expenses, including reasonable attorneys’ fees and costs. On March 13, 2017, Veeva filed counterclaims alleging anticompetitive business practices in violation of the Sherman Act and state laws. Veeva claims damages in excess of $200 million, and is seeking punitive damages and litigation costs, including attorneys’ fees. The Company believes the counterclaims are without merit, reject all counterclaims raised by Veeva and intend to vigorously defend IQVIA Parties’ position and pursue the Company’s claims against Veeva.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

14. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued and outstanding as of December 31, 2017 or 2016.

Equity Repurchase Program and Secondary Public Offerings

On October 30, 2013, the Company’s Board of Directors (the “Board”) approved an equity repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $125 million of either the Company’s common stock or vested in-the-money employee stock options, or a combination thereof. The Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of its common stock by $600 million, $1.5 billion, $1 billion and $1 billion in 2015, November 2016, February 2017 and May 2017, respectively, which increased the total amount that has been authorized under the Repurchase Program to $4.225 billion. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it could be modified, extended, suspended or discontinued at any time.

During the year ended December 31, 2017, the Company repurchased 30,896,313 shares of its common stock, including repurchases both under and outside of the Repurchase Program at an average market price per share of $84.80 for an aggregate purchase price of approximately $2.6 billion. These amounts include shares of the Company’s common stock that it repurchased from certain of its principal stockholders in a private transaction and directly from underwriters in connection with three separate underwritten secondary public offerings described below.

In February 2017, the Company entered into a share repurchase agreement with certain of the Company’s principal stockholders under the Repurchase Program. Pursuant to that agreement, the Company purchased an aggregate of 9,677,420 shares of the Company’s common stock in a private transaction for an aggregate purchase price of approximately $750 million. This transaction was consummated on February 28, 2017.

On May 24, 2017, an automatic shelf registration statement (including a prospectus) relating to the offering of an unspecified amount of common stock was filed by the Company with the Securities and Exchange Commission and became effective upon filing. The registration statement will expire three years after the date of filing. Additionally, in May, the Company completed an underwritten secondary public offering of 10,571,003 shares of its common stock held by certain of the Company’s principal stockholders (the “May Selling Stockholders”), of which the Company repurchased 3,571,003 shares for an aggregate purchase price of approximately $300 million. The Company did not offer any stock in this transaction and did not receive any proceeds from the sale of the shares by the May Selling Stockholders. Pursuant to an agreement with the underwriter, the Company’s per-share purchase price for repurchased shares was the same as the per-share purchase price payable by the underwriter to the May Selling Stockholders.

In September 2017, the Company completed an underwritten secondary public offering of 9,000,000 shares of its common stock held by certain of the Company’s principal stockholders (the “September Selling Stockholders”), of which the Company repurchased 4,000,000 shares for an aggregate purchase price of approximately $380 million. The Company did not offer any stock in this transaction and did not receive any proceeds from the sale of the shares by the September Selling Stockholders. Pursuant to an agreement with the underwriter, the Company’s per-share purchase price for repurchased shares was the same as the per-share purchase price payable by the underwriter to the September Selling Stockholders.

In November 2017, the Company completed an underwritten secondary public offering of 10,000,000 shares of its common stock held by certain of the Company’s principal stockholders (the “November Selling Stockholders”), of which the Company repurchased 2,500,000 shares for an aggregate purchase price of approximately $255 million. These shares were repurchased outside of the Company’s existing Repurchase Program. The Company did not offer any stock in this transaction and did not receive any proceeds from the sale of the shares by the November Selling Stockholders. Pursuant to an agreement with the underwriter, the Company’s per-share purchase price for repurchased shares was the same as the per-share purchase price payable by the underwriter to the November Selling Stockholders.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

As of December 31, 2017, the Company has remaining authorization to repurchase up to $182 million of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program. In February 2018, the Board authorized an increase of the share repurchase authorization by $1.5 billion. See Note 27 for additional information regarding this authorization increase.

Below is a summary of the share repurchases made both under and outside of the Repurchase Program (in millions, except per share data):

	Year Ended December 31,
	2017	2016	2015
Number of shares of common stock repurchased	30.9	14.3	7.8
Aggregate purchase price	$2,620	$1,098	$516
Average price per share	$84.80	$76.57	$65.56

Non-controlling Interests

As discussed further in Note 15, the Company contributed businesses to a joint venture with Quest Diagnostics Incorporated (“Quest”) that was recorded at book value (carryover basis) because the Company owns 60% of the joint venture and maintains control of these businesses. As a result, Quest’s non-controlling interest in the joint venture, referred to as Q2 Solutions, is equal to 40%. Quest’s non-controlling interest was $249 million at December 31, 2017.

15. Business Combinations

IMS Health

On October 3, 2016, pursuant to the terms of the Merger Agreement, IMS Health merged with and into Quintiles, with Quintiles continuing as the Surviving Corporation. The combination of Quintiles and IMS Health capabilities and resources creates an information and technology enabled healthcare service provider with a full suite of end-to-end clinical and commercial offerings. The Merger was accounted for as a business combination with Quintiles considered the accounting and the legal acquirer. Immediately prior to the completion of the Merger, Quintiles reincorporated as a Delaware corporation. The Surviving Corporation changed its name to Quintiles IMS Holdings, Inc. At the effective time of the Merger, IMS Health common stock was automatically converted into 0.3840 of a share of the Company’s common stock. In addition, IMS Health equity awards held by current employees and certain members of the former IMS Health board of directors were converted into the Company’s equity awards after giving effect to the exchange ratio. The terms of these awards, including vesting provisions, are substantially consistent to those of the historical IMS Health equity awards. All of the Company’s and IMS Health’s performance units outstanding at the date of the Merger were converted into restricted stock units with service based vesting requirements. The merger consideration was approximately $10.4 billion (based on the closing price of the Company’s common stock on October 3, 2016), and consisted of the fair value of the Company’s common stock issued (approximately 126.6 million shares) in exchange for the IMS Health common stock as well as the fair value of the vested portion of the converted IMS Health equity awards. The Merger-date value of former IMS Health stock-based awards was valued using the Black-Scholes-Merton model and apportioned between Merger consideration (purchase price) and unearned compensation to be recognized in expense as earned in future periods based on remaining service periods. In connection with the IMS Health acquisition, the Company recorded goodwill, primarily attributable to the assembled workforce of IMS Health and the expected synergies, which was assigned to the Commercial Solutions segment ($9,688 million), the Research & Development Solutions segment ($533 million) and the Integrated Engagement Services segment ($67 million). The goodwill is not deductible for income tax purposes.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

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

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

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

Unaudited Pro Forma Information

The following unaudited pro forma information presents the financial results as if the acquisition of IMS Health had occurred on January 1, 2015 with pro forma adjustments to give effect to (i) an increase in depreciation and amortization expense for fair value adjustments of property, plant and equipment and intangible assets, (ii) an increase in stock-based compensation expense resulting from the exchange of the vested IMS Health equity awards for the Company’s equity awards and (iii) the related income tax effects. The pro forma results do not include any cost synergies, costs or other effects pertaining to the integration of IMS Health. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred for the periods presented below had the IMS Health acquisition been completed on January 1, 2015, nor are they indicative of the future operating results of the Company.

The following table summarizes the pro forma results (in millions, except earnings per share):

	Year Ended December 31,
	2016	2015
Revenues	$7,784	$7,180
Reimbursed expenses	1,514	1,411
Total revenues	$9,298	$8,591
Net income attributable to IQVIA Holdings Inc.	$42	$450
Earnings per share attributable to common stockholders:
Basic	$0.17	$1.80
Diluted	$0.17	$1.76

Pro forma information is not presented for any other acquisitions as the aggregate operations of the acquired businesses were not significant to the overall operations of the Company.

The Company’s consolidated statements of income for the year ended December 31, 2016 includes $806 million of revenues related to the IMS Health acquisition. Following the closing of the IMS Health acquisition, the Company began integrating IMS Health’s operations. As a result, computing a separate measure of IMS Health’s stand-alone profitability for periods after the acquisition date is impracticable.

Other Acquisitions

The Company also completed a number of individually immaterial acquisitions during the year ended December 31, 2017. The Company’s assessment of fair value and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). In addition to the merger with IMS Health in October 2016, the Company completed a few unrelated individually immaterial acquisitions during the fourth quarter of 2016. The accompanying consolidated financial statements include the results of the acquisitions subsequent to each respective closing date.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The following table provides certain financial information for these individually immaterial acquisitions, including the preliminary allocations of the purchase prices to certain tangible and intangible assets acquired and goodwill (in millions):

	Amortization Period	2017	2016
Total cost of acquisitions, net of cash acquired(1)		$923	$136
Amounts recorded in the Consolidated Balance Sheets:
Goodwill		$581	$88
Portion of goodwill deductible for income tax purposes		235	—
Intangible assets:
Client relationships	6-16 years	$285	$31
Backlog	1-4 years	15	7
Non-compete agreements	2-5 years	14	9
Software	2-9 years	61	1
Trade names	1-17 years	17	—
Total intangible assets		$392	$48
(1)	Total cost of acquisitions, net of cash acquired, includes contingent consideration and deferred purchase payments of $69 million.

16. Restructuring

From time to time, the Company takes restructuring actions to adapt to changing market conditions. These actions include closing facilities, consolidating functional activities, eliminating redundant positions, aligning resources with customer requirements and taking actions to improve process efficiencies. There were restructuring plans approved in each of 2017, 2016 and 2015 for these activities. Additionally, in 2016, the Company also acquired certain restructuring.

The 2017 management approved plans resulted in approximately $61 million of restructuring expense, net of reversals, which consisted of severance, facility closure costs and other exit-related costs. The 2016 management approved plans resulted in approximately $33 million of restructuring expense, net of reversals, which consisted of severance, facility closure costs and other exit-related costs. The 2015 management approved plans resulted in approximately $23 million of restructuring expense, net of reversals, which consisted of severance, facility closure costs and other exit-related costs. Also during 2015, in connection with consummating the joint venture transaction with Quest, a restructuring plan was approved to reduce facility overcapacity and eliminate redundant roles. Since the start of this plan in 2015, the Company has recognized approximately $12 million of restructuring costs related to this plan.

The following amounts were recorded for the restructuring plans (in millions):

	Severance and Related Costs	Exit Costs	Total
Balance at December 31, 2015	$12	$2	$14
Expense, net of reversals	60	3	63
Acquisitions	80	—	80
Payments	(48)	(2)	(50)
Foreign currency translation and other	(5)	—	(5)
Balance at December 31, 2016	99	3	102
Expense, net of reversals	59	4	63
Payments	(77)	(4)	(81)
Foreign currency translation and other	(1)	1	—
Balance at December 31, 2017	$80	$4	$84

The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects the majority of the restructuring accruals at December 31, 2017 will be paid in 2018.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

17. Impairment Charges

During 2017 and 2016, the Company performed impairment assessments of Encore that resulted in the impairment of goodwill of $39.6 million and $23 million, respectively. These impairments represented the entire amount of goodwill associated with Encore.  Encore had certain strategic initiatives not performing as expected, resulting in a decline in revenues. Additionally, as part of the respective impairment assessment, intangible asset impairments of $0.4 million and $5 million were recorded in 2017 and 2016, respectively. On July 12, 2017, the Company completed the sale of Encore to an unrelated third party.

18. Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act is comprehensive legislation that includes provisions that lower the federal corporate income tax rate from 35% to 21% beginning in 2018 and impose a one-time transition tax on undistributed foreign earnings. ASC 740 “Income Taxes” generally requires the effects of the tax law change to be recorded in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin No. 118 to address situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the tax impacts related to the transition tax on undistributed foreign earnings and the impact to deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017, on a provisional basis. The ultimate impact may differ from these provisional amounts, possibly materially, due to among other things, additional analysis, changes in interpretations and assumptions the Company has made, and additional interpretive regulatory guidance that may be issued. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

The components of income before income taxes and equity in earnings (losses) of unconsolidated affiliates are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(495)	$(85)	$68
Foreign	826	564	471
	$331	$479	$539

The components of income tax expense attributable to continuing operations are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Current expense:
Federal and state	$(3)	$64	$51
Foreign	222	129	109
	219	193	160
Deferred (benefit) expense:
Federal and state	(1,165)	166	5
Foreign	(41)	(14)	(6)
	(1,206)	152	(1)
	$(987)	$345	$159

As a result of the Tax Act, the Company recorded a provisional deferred tax benefit of $977 million related to the revaluation of deferred taxes at the newly enacted 21% rate and reversal of the deferred tax liability on undistributed earnings net of the newly enacted transition tax.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The differences between the Company’s consolidated income tax expense attributable to continuing operations and the expense computed at the 35% United States statutory income tax rate were as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Federal income tax expense at statutory rate	$116	$167	$189
State and local income taxes, net of federal effect	(13)	—	2
Research and development	(9)	(11)	(13)
Foreign nontaxable interest income	(7)	(8)	(9)
United States taxes recorded on foreign earnings	6	252	38
Tax contingencies	17	2	(8)
Foreign rate differential	(95)	(60)	(49)
Equity compensation	(19)	—	—
Provisional Tax Act impact	(977)	—	—
Other	(6)	3	9
	$(987)	$345	$159

 In 2016, due to the Merger, the Company reevaluated its indefinite reinvestment assertion based on the need for cash in the United States, including funding the Repurchase Program and potential acquisitions. Accordingly, the Company changed its assertion with respect to $2,801 million of foreign earnings, including $1,865 million of IMS Health’s previously undistributed historical foreign earnings. Deferred income taxes of $625 million were recorded in 2016 related to non-indefinitely reinvested foreign earnings. Of that amount, $373 million was recorded through purchase accounting related to IMS Health’s historical foreign earnings and the remainder of $252 million was recorded through deferred income tax expense.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $3,134 million at December 31, 2017. With the enactment of the Tax Act, the Company does not consider any of its foreign earnings as indefinitely reinvested. The Company has recorded a provisional estimate of the deferred income tax liability for the transition tax, net of foreign tax credits, of $186 million as of December 31, 2017.

The income tax effects of temporary differences from continuing operations that give rise to significant portions of deferred income tax assets (liabilities) are presented below (in millions):

	December 31,
	2017	2016
Deferred income tax assets:
Net operating loss and capital loss carryforwards	$278	$242
Tax credit carryforwards	170	267
Accrued expenses and unearned income	46	75
Employee benefits	189	273
Other	82	32
	765	889
Valuation allowance for deferred income tax assets	(200)	(153)
Total deferred income tax assets	565	736
Deferred income tax liabilities:
Undistributed foreign earnings	(21)	(590)
Amortization and depreciation	(1,334)	(2,026)
Other	(30)	(164)
Total deferred income tax liabilities	(1,385)	(2,780)
Net deferred income tax liabilities	$(820)	$(2,044)

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Due to the U.S. income tax rate decreasing from 35% to 21% per the Tax Act, the Company recorded a provisional reduction to its net deferred tax liabilities of $606 million, which includes a $753 million reduction to deferred tax liabilities that related to intangible amortization that was recorded through purchase accounting upon the Merger. In response to the Tax Act, the Company also reversed most of its deferred tax liability related to undistributed foreign earnings

The Company had federal, state and local, and foreign tax loss carryforwards and tax credits, the tax effect of which was $469 million as of December 31, 2017. Of this amount, $34 million has an indefinite carryforward period, and the remaining $435 million expires at various times beginning in 2018. Some of these losses are subject to limitations under the Internal Revenue Code, however, management expects all losses to be utilized during the carryforward periods.

In 2017, the Company increased its valuation allowance by $47 million to $200 million at December 31, 2017 from $153 million at December 31, 2016. The valuation allowance increase is primarily related to an increase in the value of the U.S. state net operating losses as a result of the U.S. federal tax rate decreasing with the Tax Act.

A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits is presented below (in millions):

	Year Ended December 31,
	2017	2016	2015
Balance at January 1	$64	$30	$41
IMS Health balance as of Merger	—	37	—
Additions based on tax positions related to the current year	11	3	2
Additions for income tax positions of prior years	13	7	9
Impact of changes in exchange rates	4	(3)	(1)
Settlements with tax authorities	(2)	—	—
Reductions for income tax positions of prior years	(2)	(1)	(2)
Reductions due to the lapse of the applicable statute of limitations	(6)	(9)	(19)
Balance at December 31	$82	$64	$30

As of December 31, 2017, the Company had total gross unrecognized income tax benefits of $82 million associated with over 100 jurisdictions in which the Company conducts business that, if recognized, would reduce the Company’s effective income tax rate.

The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of income. In 2017, 2016 and 2015, the amount of interest and penalties recorded as an addition/(reduction) to income tax expense in the accompanying consolidated statements of income was $3 million, $2 million and ($2) million, respectively. As of December 31, 2017 and 2016, the Company had accrued approximately $18 million and $11 million, respectively, of interest and penalties.

The Company believes that it is reasonably possible that a decrease of up to $10 million in gross unrecognized income tax benefits for federal, state and foreign exposure items may be necessary within the next 12 months due to lapse of statutes of limitations or uncertain tax positions being effectively settled. The Company believes that it is reasonably possible that a decrease of up to $1 million in gross unrecognized income tax benefits for foreign items may be necessary within the next 12 months due to payments. For the remaining uncertain income tax positions, it is difficult at this time to estimate the timing of the resolution.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

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

United States	2014-2016
India	2006-2017
Japan	2012-2016
United Kingdom	2016
Switzerland	2013-2016

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

Due to the geographic breadth of the Company’s operations, numerous tax audits may be ongoing throughout the world at any point in time. Income tax liabilities are recorded based on estimates of additional income taxes that may be due upon the conclusion of these audits. Estimates of these income tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of income tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be materially different from these estimates. In such an event, the Company will record additional income tax expense or income tax benefit in the period in which such resolution occurs.

The Company had a tax holiday for Quintiles East Asia Pte. Ltd. in Singapore through June 2015. The income tax benefit of this holiday was approximately $2 million in 2015. The tax holiday increased earnings per share by approximately $0.02 in 2015.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

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

The following table summarizes changes in the benefit obligation, the plan assets and the funded status of the pension benefit plans (in millions):

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31
	2017	2016	2017	2016
Obligation and funded status:
Change in benefit obligation
Projected benefit obligation at beginning of year	$308	$—	$508	$154
Service costs	13	4	26	18
Interest cost	11	3	9	5
Expected return on plan assets	—	—	—	—
Actuarial gains	25	(30)	(2)	(8)
Business combinations	—	333	—	377
Benefits paid	(8)	(2)	(21)	(9)
Contributions	—	—	1	—
Settlements	—	—	(4)	—
Foreign currency fluctuations and other	—	—	42	(29)
Projected benefit obligation at end of year	349	308	559	508
Change in plan assets
Fair value of plan assets at beginning of year	312	—	348	87
Actual return on plan assets	53	5	17	4
Contributions	3	1	21	9
Business combinations	—	308	—	284
Benefits paid	(8)	(2)	(21)	(9)
Settlements	—	—	(4)	—
Foreign currency fluctuations and other	—	—	30	(27)
Fair value of plan assets at end of year	360	312	391	348
Funded status	$11	$4	$(168)	$(160)

The following table summarizes the amounts recognized in the consolidated balance sheets related to the pension benefit plans (in millions):

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31
	2017	2016	2017	2016
Deposits and other assets	$55	$45	$15	$13
Accrued expenses	2	1	8	9
Other long-term liabilities	42	40	175	164
AOCI	33	29	(3)	(8)

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The following table summarizes the accumulated benefit obligation for all pension benefit plans (in millions):

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31
	2017	2016	2017	2016
Accumulated benefit obligation	$343	$303	$507	$469

At December 31, 2017, the benefit obligation for other postretirement benefits was $3 million, with $1 million recorded in accrued expenses and $2 million included within other long-term liabilities.

The following table provides the information for pension plans with an accumulated benefit obligation in excess of plan assets and projected benefit obligations in excess of plan assets (in millions):

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31
	2017	2016	2017	2016
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$45	$43	$442	$409
Fair value of plan assets	3	2	301	271
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$46	$44	$492	$444
Fair value of plan assets	3	2	309	271

The components of net periodic benefit cost changes in plan assets and benefit obligations recognized in other comprehensive loss were as follows (in millions):

	Pension Benefits
	United States Plans		Non-United States Plans
	Year Ended December 31,
	2017	2016	2017	2016	2015
Service cost	$13	$4	$26	$18	$15
Interest cost	11	3	9	5	3
Expected return on plan assets	(24)	(6)	(14)	(6)	(3)
Amortization of actuarial losses	—	—	1	1	1
Net periodic benefit cost	—	1	22	18	16
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Actuarial loss (gain) – current years	(4)	(29)	(4)	(5)	—
Amortization of actuarial losses	—	—	(1)	(1)	(1)
Total recognized in other comprehensive income	(4)	(29)	(5)	(6)	(1)
Total recognized in net periodic benefit cost and other comprehensive loss	$(4)	$(28)	$17	$12	$15

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The components of other changes in plan assets and benefit obligations recognized in other comprehensive loss related to the other postretirement benefits plan are de minimis. In addition, the amounts in AOCI that are expected to be recognized as components of net periodic benefit cost (credit) during 2018 for pension and other postretirement benefit plans are de minimis.

Assumptions

The weighted average assumptions used to determine net periodic benefit cost were as follows for the years ended December 31:

	Pension Benefits					Other Postretirement Benefits
	United States Plans		Non-United States Plans
	2017	2016	2017	2016	2015	2017	2016
Discount rate	4.17%	3.62%	1.89%	1.88%	2.46%	2.90%	2.40%
Rate of compensation increases	3.00%	3.00%	5.17%	5.27%	4.32%	—	—
Expected return on plan assets	7.94%	7.94%	4.16%	4.26%	4.05%	—	—

The weighted average assumptions used to determine benefit obligations were as follows at December 31:

	Pension Benefits				Other Postretirement Benefits
	United States Plans		Non-United States Plans
	2017	2016	2017	2016	2017	2016
Discount rate	3.69%	4.17%	1.90%	1.68%	2.90%	2.90%
Rate of compensation increases	3.00%	3.00%	4.54%	5.17%	—	—

The discount rate represents the interest rate used to determine the present value of the future cash flows currently expected to be required to settle the Company’s defined benefit plan obligations. The discount rates are derived using weighted average yield curves on AA-rated corporate bonds. The cash flows from the Company’s expected benefit obligation payments are then matched to the yield curve to derive the discount rates. At December 31, 2017, the discount rate ranged from 2.90% to 3.73% for the Company’s United States pension plan and postretirement benefit plan. At December 31, 2017, the discount rate ranged from 2.22% to 2.53% for the Company’s United Kingdom pension plans. The United States and United Kingdom plans represent approximately 76% of the consolidated benefit obligation as of December 31, 2017. The discount rates in other non-U.S. countries ranged from 0.40% to 11.60% at December 31, 2017.

The Company’s assumption for the expected return on plan assets was determined by the weighted average of the long-term expected rate of return on each of the asset classes invested as of the balance sheet date. For plan assets invested in government bonds, the expected return was based on the yields on the relevant indices as of the balance sheet date. There is considerable uncertainty for the expected return on plan assets invested in equity and diversified growth funds. The expected rate of return on plan assets for the United States pension plans was 7.75% at January 1, 2018. Outside the United States, the range of applicable expected rates of return was 1.0% to 6.46% as of January 1, 2018, compared to 0.8% to 9.0% as of January 1, 2017. The expected return on assets (“EROA”) was $38 million and $13 million and the actual return on assets was $70 million and $10 million for the years ended December 31, 2017 and 2016, respectively.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

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

At December 31, 2017, the Company’s health care cost trend rate for the next seven years was assumed to be 6.5% and the assumed ultimate cost trend rate was 5%. The Company assumed that ultimate cost trend rate is reached in 2021.

Assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates at December 31, 2017 would have a de minimis effect on the total of service and interest cost and on the accumulated postretirement benefit obligation.

Plan Assets

The Company’s pension plan weighted average asset allocations, by asset category, were as follows:

	Plan Assets at December 31,
	United States Plans		Non-United States Plans		Total
Asset Category	2017	2016	2017	2016	2017	2016
Equity securities	69.86%	70.09%	47.92%	46.09%	58.44%	57.43%
Debt securities	25.21	24.94	14.65	14.42	19.71	19.39
Real estate	4.93	4.97	—	—	2.36	2.35
Other	—	—	37.43	39.49	19.49	20.83
Total	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%

The target asset allocation for the Company’s pension plans were as follows:

Asset Category	United States Plans	Non-United States Plans	Total
Equity securities	60-80%	35-50%	45-65%
Debt securities	20-30%	10-20%	10-30%
Real estate	0-10%	—%	0-5%
Other	—%	30-45%	10-30%

The following table summarizes United States plan assets measured at fair value (in millions):

	December 31, 2017			December 31, 2016
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
Domestic equities	$37	$—	$37	$32	$—	$32
International equities	23	—	23	20	—	20
Corporate bonds	53	—	53	46	—	46
Real estate	18	—	18	15	—	15
Total assets in the fair value hierarchy	131	—	131	113	—	113
Common/collective trusts measured at net asset value (“NAV”)(1)	—	—	229	—	—	199
Total	$131	$—	$360	$113	$—	$312

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The following table summarizes non-United States plan assets measured at fair value (in millions):

	December 31, 2017			December 31, 2016
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
International equities	$—	$66	$66	$—	$57	$57
Debt issued by national, state or local government	2	55	57	2	48	50
Diversified growth fund	—	17	17	—	14	14
Investments funds	—	7	7	—	7	7
Insurance contracts	—	141	141	—	133	133
Other	—	7	7	—	6	6
Total assets in the fair value hierarchy	2	293	295	2	265	267
Assets measured at NAV(1)	—	—	96	—	—	81
Total	$2	$293	$391	$2	$265	$348
(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above plan asset tables are intended to permit reconciliation of the fair value of plan assets in the fair value hierarchy to the plan asset amounts presented in the above funded status table as of December 31, 2017 and 2016.

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

Investment Policies and Strategies

The Company invests primarily in a diversified portfolio of equity and debt securities that provide for long-term growth within reasonable and prudent levels of risk. The asset allocation targets established by the Company are strategic and applicable to the plan’s long-term investing horizon. The portfolio is constructed and maintained to provide adequate liquidity to meet associated liabilities and minimize long-term expense and provide prudent diversification among asset classes in accordance with the principles of modern portfolio theory. The plan employs a diversified mix of actively managed investments around a core of passively managed index exposures in each asset class. Within each asset class, rapid market shifts, changes in economic conditions or an individual fund manager’s outlook may cause the asset allocation to fall outside the prescribed targets. The majority of the Company’s plan assets are measured quarterly against benchmarks established by the Company’s investment advisors and the Company’s Asset Management Committee, who review actual plan performance and have the authority to recommend changes as deemed appropriate. Assets are rebalanced periodically to their strategic targets to maintain the plan’s strategic risk/reward characteristics. The Company periodically conducts asset liability modeling studies to ensure that the investment strategy is aligned with the obligations of the plans and that the assets will generate income and capital growth to meet the cost of current and future benefits that the plans provide. The pension plans do not have investments in Company stock at December 31, 2017 or 2016.

The portfolio for the Company’s United Kingdom pension plans seek to invest in a range of suitable assets of appropriate liquidity that will generate in the most effective manner possible, income and capital growth to ensure that there are sufficient assets to meet benefit payments when they fall due, while controlling the long-term costs of the plans and avoiding short-term volatility of investment returns. The plans seek to achieve these objectives by investing in a mixture of real (equities) and monetary (fixed interest) assets. It recognizes that the returns on real assets, while expected to be greater over the long-term than those on monetary assets, are likely to be more volatile. A mixture across asset classes should nevertheless provide the level of returns required by the plans. The trustee periodically conducts asset liability modeling exercises to ensure the investments are aligned with the appropriate benchmark to better reflect the plans’ liabilities. The trustee also undertakes to review this benchmark on a regular basis.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Cash Flows

Contributions

The Company expects to contribute approximately $22 million in required contributions to its pension and postretirement benefit plans during 2018. The Company may make additional contributions into its pension plans in 2018 depending on, among other factors, how the funded status of those plans change or in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts the Company may deem to be appropriate.

Estimated future benefit payments and subsidy receipts

The following benefit payments (net of expected participant contributions) for pension benefits are expected to be paid as follows (in millions):

Pension Benefits
2018	$29
2019	30
2020	32
2021	35
2022	37
Years 2023 through 2027	218
$381

Benefit payments (net of expected participant contributions) for other postretirement benefits are expected to be de minimis over the periods presented.

Defined Contribution Plans

Defined contribution or profit sharing plans are offered in Australia, Austria, Belgium, Bulgaria, Canada, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Ireland, Israel, Japan, Malaysia, the Netherlands, New Zealand, Poland, Slovakia, South Africa, Sweden, Switzerland, Taiwan, Thailand, the United States and the United Kingdom. In some cases, these plans are required by local laws or regulations.

In the United States, the Company has 401(k) plans under which the Company matches employee deferrals at varying percentages and specified limits of the employee’s salary. In 2017, 2016 and 2015, the Company expensed $47 million, $39 million and $36 million, respectively, related to matching contributions.

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

Plans Accounted for as Postretirement Benefits

The Company provides certain executives with postretirement medical, dental and life insurance benefits. These benefits are individually negotiated arrangements in accordance with their individual employment arrangements. The above tables do not include the Company’s expense or obligation associated with providing these benefits. The obligation related to these benefits was approximately $12 million for the year ended December 31, 2017, and the Company’s expense for the year then ended was de minimis.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Stock Incentive Plans

Stock incentive plans provide incentives to eligible employees, officers and directors in the form of non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance awards, covered annual incentive awards, cash-based awards and other stock-based awards, in each case subject to the terms of the stock incentive plans.

In April 2017, the Company’s 2017 Incentive and Stock Award Plan (the “2017 Plan”) was approved by the Company’s stockholders. The 2017 Plan consolidates the unused share pools under the Company’s 2014 Incentive and Stock Award Plan (the “2014 Plan”), the Company’s 2013 Stock Incentive Plan (the “2013 Plan”), the Company’s 2010 Equity Incentive Plan (the “2010 Plan”) and the Company’s 2008 Stock Incentive Plan (the “2008 Plan”), and together with the 2010 Plan, the 2013 Plan and the 2014 Plan, the “Prior Plans,” and makes shares underlying outstanding awards granted under (but not ultimately delivered) the Prior Plans eligible for use in connection with new awards under the 2017 Plan.  The 2017 Plan provides for the grant of stock options, SARs, restricted and deferred stock (including RSUs), performance awards, dividend equivalents, other stock-based awards and cash-based awards.

The fair value of stock options and SARs is estimated using the Black-Scholes-Merton option-pricing model. The fair value of restricted stock and RSUs is based on the closing market price of the Company’s common stock on the date of grant. The fair value of the performance shares is determined separately for the portion of the award based on compound annual earnings per share (“EPS”) growth and the portion of the award based on relative total shareholder return (“TSR”). The fair value of the compound annual EPS growth portion of the award is equal to the closing market price of the Company’s common stock on the date of grant. The fair value of the TSR portion of the award is determined based on a Monte Carlo simulation model.

The Company recognized stock-based compensation expense of $106 million, $80 million and $38 million in 2017, 2016 and 2015, respectively. Stock-based compensation expense is included in selling, general and administrative expenses on the accompanying consolidated statements of income. The associated future income tax benefit recognized was $21 million, $24 million and $9 million in 2017, 2016 and 2015, respectively. As of December 31, 2017, there was approximately $103 million of total unrecognized stock-based compensation expense related to outstanding non-vested stock-based compensation arrangements, which the Company expects to recognize over a weighted average period of 1.16 years.

As of December 31, 2017, there were 13.4 million shares available for future grants under all of the Company’s stock incentive plans.

The Company used the following assumptions when estimating the value of the stock-based compensation for stock options and SARs issued as follows:

	Year Ended December 31,
	2017	2016	2015
Expected volatility	22 – 25%	20 – 30%	26 – 41%
Weighted average expected volatility	24%	28%	34%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	1.0 – 6.9	0.3 – 6.6	3.7 – 6.7
Risk-free interest rate	1.16 – 2.32%	0.32 – 2.19%	1.06 – 2.04%

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Stock Options

The option price is determined by the Board at the date of grant and the options expire 10 years from the date of grant. The vesting schedule for options granted to employees is either (i) 25% per year beginning on the first anniversary of the date of grant; or (ii) 33% on the third anniversary of the date of grant and 67% on the fourth anniversary of the date of grant.

The Company’s stock option activity in 2017 is as follows (in millions, except number of options and exercise price):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2016	7,251,339	$34.83	$299
Exercised	(2,957,816)	34.43
Canceled	(212,891)	57.03
Outstanding at December 31, 2017	4,080,632	$33.97	$261

The weighted average fair value per share of the options granted in 2016 and 2015 was $17.91 and $21.96, respectively. The total intrinsic value of options exercised was approximately $157 million, $155 million and $144 million in 2017, 2016 and 2015, respectively. The Company received cash of approximately $102 million, $101 million and $59 million in 2017, 2016 and 2015, respectively, from options exercised.

Selected information regarding the Company’s stock options as of December 31, 2017 is as follows:

Options Outstanding						Options Exercisable
Number of Options	Exercise Price Range			Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Number of Options	Weighted Average Exercise Price
827,775	$8.34	—	$18.23	$11.15	2.54	827,775	$11.15
1,219,780	18.40	—	26.05	24.21	3.09	1,219,780	24.21
823,189	28.13	—	42.74	33.07	4.59	751,032	33.52
839,003	44.45	—	64.67	57.72	6.99	431,827	56.09
370,885	$64.86	—	$77.11	$65.28	7.12	172,635	$65.31

The weighted average remaining contractual life of the options outstanding and exercisable as of December 31, 2017 is 4.5 years and 3.9 years, respectively. The total aggregate intrinsic value of the exercisable stock options and the stock options expected to vest as of December 31, 2017 was approximately $260 million.

Stock Appreciation Rights – Stock Settled

The exercise price of the stock-settled SARs (“SSRs”) is equal to the closing market price of the Company’s common stock as of the grant date and expire on the tenth anniversary of the date of grant. The SSRs are eligible to vest either (i) in equal increments of 25% on each of the first four anniversaries of the date of grant or (ii) in three equal annual installments on each of the first three anniversaries of the date of grant.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The Company’s SSR activity in 2017 is as follows (in millions, except number of SSRs and exercise price):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,313,322	$62.13	$18
Granted	1,971,768	78.96
Exercised	(123,342)	63.24
Canceled	(236,978)	74.00
Outstanding at December 31, 2017	2,924,770	$72.47	$74

The total intrinsic value of SSRs exercised was approximately $2.9 million in 2017.

The weighted average remaining contractual life of the SSRs outstanding and exercisable as of December 31, 2017 is 8.5 years and 6.8 years, respectively. The total aggregate intrinsic value of the exercisable SSRs and the SSRs expected to vest as of December 31, 2017 was approximately $72 million.

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

The Company’s CSR activity in 2017 is as follows (in millions, except number of CSRs and grant price):

	Number of CSRs	Weighted Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2016	479,176	$52.42	$11
Granted	15,227	78.21
Exercised	(117,813)	50.26
Canceled	(39,475)	56.52
Outstanding at December 31, 2017	337,115	$53.87	$15

As of December 31, 2017, 2016 and 2015, the weighted average fair value per share of the CSRs granted was $52.53, $34.25 and $29.79, respectively. The Company paid approximately $4 million, $2 million and $1 million to settle exercised CSRs in 2017, 2016 and 2015, respectively.

The weighted average remaining contractual life of the CSRs outstanding and exercisable as of December 31, 2017 is 6.5 years and 5.9 years, respectively. The total aggregate intrinsic value of the exercisable CSRs and the CSRs expected to vest as of December 31, 2017 was approximately $15 million.

Restricted Stock Units – Stock Settled

The Company’s RSUs will settle in shares of the Company’s common stock within 45 days of the applicable vesting date. RSUs granted to employees vest either (i) 25% per year beginning on the first anniversary of the date of grant; (ii) one-third per year beginning on the first anniversary of the grant date; (iii) 33% on the third anniversary of the date of grant and 67% on the fourth anniversary of the date of grant or (iv) 100% at the end of the three-year period following the grant date. Members of the Company’s board of directors receive RSUs that are fully vested when granted.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

The Company’s RSU activity in 2017 is as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2016	1,720,817	$74.40
Granted	57,699	97.03
Vested	(563,435)	72.90
Canceled	(117,373)	71.11
Outstanding at December 31, 2017	1,097,708	$76.71

As of December 31, 2017, there are 1.1 million RSUs outstanding with an intrinsic value of approximately $107 million.

Restricted Stock Units – Cash Settled

The Company’s cash settled RSUs (“Cash RSUs”) require the Company to settle in cash an amount equal to the fair value of the Company’s common stock on the vest date multiplied by the number of vested Cash RSUs. These awards vest 100% at the end of the three-year period following the date of grant.

The Company’s Cash RSU activity in 2017 is as follows:

	Number of Cash RSUs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2016	—	$—
Granted	9,015	95.98
Outstanding at December 31, 2017	9,015	$95.98

As of December 31, 2017, there are 9,015 Cash RSUs outstanding with an intrinsic value of approximately $0.9 million.

Restricted Stock Awards

Restricted stock awards (“RSAs”) vest either (i) in equal increments of 50% on each of the second and fourth anniversaries of the grant date; (ii) one-third per year beginning on the first anniversary of the date of grant; or (iii) 25% on each of the second and third anniversaries of the grant date and 50% on the fourth anniversary of the date of grant.

The Company’s RSA activity in 2017 is as follows:

	Number of RSAs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2016	367,053	$80.20
Granted	254,582	78.21
Vested	(181,484)	80.20
Outstanding at December 31, 2017	440,151	$79.05

As of December 31, 2017, there are 440,151 RSAs outstanding with an intrinsic value of approximately $43 million.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Performance Awards

The Company awarded performance awards that contain both service and performance based vesting criteria. Vesting occurs if the recipient remains employed and depends on the degree to which the Company achieves certain compound annual EPS growth and relative TSR goals during a three-year performance period (as defined in the award agreements).

The Company’s performance award activity in 2017 is as follows:

	Number of Performance Awards	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2016	—	$—
Granted	519,206	85.76
Canceled	(42,874)	84.90
Outstanding at December 31, 2017	476,332	$85.84

As of December 31, 2017, there are 476,332 performance awards outstanding with an intrinsic value of approximately $47 million.

Employee Stock Purchase Plan

Prior to December 31, 2016, the Company sponsored an Employee Stock Purchase Plan (“ESPP”) that allowed eligible employees to authorize payroll deductions of up to 10% of their base salary to be applied toward the purchase of full shares of the Company’s common stock on the last day of the offering period. During 2016 and 2015, the Company issued 0.1 million shares of common stock for purchases under the ESPP. Effective as of December 31, 2016, the ESPP was discontinued and participant contributions under the ESPP ceased. The final purchase of shares under the ESPP occurred on December 31, 2016.

Other

The Company sponsors a supplemental non-qualified deferred compensation plan, covering certain management employees, and maintains other statutory indemnity plans as required by local laws or regulations.

20. Related Party Transactions

During 2017, 2016 and 2015, the Company entered into a number of contracts with HUYA Bioscience International, LLC, primarily in Asia, in which the Company will provide up to approximately $5 million, $(8 million) net cancellations and $32 million, respectively, of services on a fee for services basis at arm’s length and at market rates. In 2017, 2016 and 2015, the Company recognized revenue of approximately $8 million, $6 million and $7 million, respectively, for services under these agreements.

The Company has entered into other transactions with related parties including investments in and advances to unconsolidated affiliates that are discussed in Note 4.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

21. Operations by Geographic Location

The table below presents the Company’s operations by geographical location. The Company attributes revenues to geographical locations based upon where the services are performed. The Company’s operations within each geographical region are further broken down to show each country that accounts for 10% or more of the totals (in millions):

	Year Ended December 31,
	2017	2016	2015
Revenues:
Americas:
United States	$3,282	$2,145	$1,788
Other	325	233	185
Americas	3,607	2,378	1,973
Europe and Africa:
United Kingdom	586	461	410
Other	2,532	1,594	1,237
Europe and Africa	3,118	2,055	1,647
Asia-Pacific:
Japan	763	587	443
Other	572	344	263
Asia-Pacific	1,335	931	706
Revenues	8,060	5,364	4,326
Reimbursed expenses	1,679	1,514	1,411
Total revenues	$9,739	$6,878	$5,737

	As of December 31,
(in millions)	2017	2016
Property, equipment and software, net:
Americas:
United States	$623	$430
Other	27	25
Americas	650	455
Europe and Africa:
United Kingdom	51	40
Other	208	214
Europe and Africa	259	254
Asia-Pacific:
Japan	39	36
Other	37	34
Asia-Pacific	76	70
Total property, equipment and software, net	$985	$779

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

22. Segments

The following table presents the Company’s operations by reportable segment. The Company is managed through three reportable segments, Commercial Solutions, Research & Development Solutions and Integrated Engagement Services. Commercial Solutions provides mission critical information, technology solutions and real-world insights and services to the Company’s life science clients. Research & Development Solutions, which primarily serves biopharmaceutical clients, is engaged in research and development and provides clinical research and clinical trial services. Integrated Engagement Services provides contract sales to both biopharmaceutical clients and the broader healthcare market. Prior period segment results have been recast to conform to immaterial changes to management reporting in 2017. The recast only impacts the fourth quarter of 2016 as the management reporting changes relate to IMS Health and these results are only reflected in our results since the date of the Merger on October 3, 2016.

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

	Year Ended December 31,
	2017	2016	2015
Revenues
Commercial Solutions	$3,630	$1,089	$323
Research & Development Solutions	3,647	3,478	3,159
Integrated Engagement Services	783	797	844
Total revenues	8,060	5,364	4,326
Costs of revenue
Commercial Solutions	1,917	641	239
Research & Development Solutions	2,068	1,956	1,779
Integrated Engagement Services	637	639	687
Total costs of revenue	4,622	3,236	2,705
Selling, general and administrative expenses
Commercial Solutions	703	214	65
Research & Development Solutions	582	579	556
Integrated Engagement Services	73	82	79
General corporate and unallocated	247	136	115
Total selling, general and administrative expenses	1,605	1,011	815
Segment profit
Commercial Solutions	1,010	234	19
Research & Development Solutions	997	943	824
Integrated Engagement Services	73	76	78
Total segment profit	2,080	1,253	921
General corporate and unallocated	(247)	(136)	(115)
Depreciation and amortization	(1,011)	(289)	(128)
Restructuring costs	(63)	(71)	(30)
Merger related costs	—	(87)	—
Impairment charges	(40)	(28)	(2)
Total income from operations	$719	$642	$646

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

23. Earnings Per Share

The following table reconciles the basic to diluted weighted average shares outstanding (in millions):

	Year Ended December 31,
	2017	2016	2015
Basic weighted average common shares outstanding	217.8	149.1	123.0
Effect of dilutive stock options and share awards	4.8	2.9	2.6
Diluted weighted average common shares outstanding	222.6	152.0	125.6

The following table presents the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share if they are subject to performance conditions or if the effect of including such stock-based awards in the computation would be anti-dilutive (in millions):

	Year Ended December 31,
	2017	2016	2015
Shares subject to performance conditions	0.4	0.1	0.1
Shares subject to anti-dilutive stock-based awards	1.0	1.1	1.0
Total shares excluded from diluted earnings per share	1.4	1.2	1.1

The vesting of performance awards is contingent upon the achievement of certain performance targets. The performance awards are not included in diluted earnings per share until the performance targets have been met.

Stock-based awards will have a dilutive effect under the treasury method when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds.

24. Comprehensive Income

Below is a summary of the components of AOCI (in millions):

	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2014	$(56)	$(19)	$(15)	$31	$(59)
Other comprehensive (loss) income before reclassifications	(61)	(13)	—	9	(65)
Reclassification adjustments	—	18	1	(6)	13
Balance at December 31, 2015	(117)	(14)	(14)	34	(111)
Other comprehensive (loss) income before reclassifications	(506)	(4)	34	(5)	(481)
Reclassification adjustments	—	28	1	(7)	22
Balance at December 31, 2016	(623)	10	21	22	(570)
Other comprehensive income before reclassifications	406	5	8	197	616
Reclassification adjustments	—	(1)	1	—	—
Balance at December 31, 2017	$(217)	$14	$30	$219	$46

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

Below is a summary of the (gains) losses reclassified from AOCI into the consolidated statements of income and the affected financial statement line item (in millions):

		Year Ended December 31,
Reclassification Adjustments	Affected Financial Statement Line Item	2017	2016	2015
Derivative instruments:
Interest rate swaps and caps	Interest expense	$—	$6	$12
Foreign exchange forward contracts	Revenues	7	19	6
Foreign exchange forward contracts	Other expense (income), net	(8)	3	—
Total before income taxes		(1)	28	18
Income tax (benefit) expense		—	7	6
Total net of income taxes		$(1)	$21	$12
Defined benefit plans:
Amortization of actuarial losses	See Note 19	$1	$1	$1
Income tax (benefit) expense		—	—	—
Total net of income taxes		$1	$1	$1

25. Supplemental Cash Flow Information

The following table presents the Company’s supplemental cash flow information (in millions):

	Year Ended December 31,
	2017	2016	2015
Supplemental Cash Flow Information:
Interest paid	$320	$124	$82
Income taxes paid, net of refunds	$195	$106	$121
Non-cash Investing Activities:
Fair value of consideration transferred in connection with business combinations	$—	$10,425	$423

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

26. Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s unaudited quarterly results of operations (in millions, except per share data):

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,911	$1,969	$2,019	$2,161
Income from operations	168	151	197	203
Net income	76	79	89	1,084
Net income attributable to non-controlling interests	(2)	(4)	(5)	(8)
Net income attributable to IQVIA Holdings Inc.(1)	$74	$75	$84	$1,076
Basic earnings per share(2)	$0.32	$0.35	$0.39	$5.14
Diluted earnings per share(2)	$0.31	$0.34	$0.38	$5.02

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(3)
Revenues	$1,108	$1,167	$1,136	$1,953
Income from operations	179	151	168	144
Net income (loss)	109	92	104	(175)
Net income attributable to non-controlling interests	(2)	(5)	(5)	(3)
Net income (loss) attributable to IQVIA Holdings Inc.	$107	$87	$99	$(178)
Basic earnings (loss) per share(2)	$0.89	$0.73	$0.83	$(0.74)
Diluted earnings (loss) per share(2)	$0.88	$0.71	$0.82	$(0.74)
(1)	The significant increase during the fourth quarter of 2017 is due to the enactment of the Tax Act. See Note 18 for additional details.
(2)

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(3)	The fourth quarter of 2016 includes the results of operations of IMS Health since the date of the Merger on October 3, 2016.

27. Subsequent Event

On February 14, 2018, the IQVIA board authorized an increase in the post-merger share repurchase authorization by $1.5 billion to a total of $5.0 billion, with $1.7 billion authorization remaining.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item, other than the information regarding the executive officers of the Company set forth below, is incorporated by reference to the sections of our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) entitled “Proposal No. 1:  Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance,” “The Company’s Corporate Governance—Documents Establishing our Corporate Governance” and “The Company’s Corporate Governance—Committees of the Board.”

The current executive officers of the Company are as follows:

Name	Age	Position
Ari Bousbib	56	Chairman, Chief Executive Officer, and President
Michael R. McDonnell	54	Executive Vice President and Chief Financial Officer
W. Richard Staub, III	55	President, Research & Development Solutions
Kevin C. Knightly	57	President, Information & Technology Solutions
James H. Erlinger III	59	Executive Vice President, General Counsel and Secretary

Ari Bousbib, Director, Chairman, Chief Executive Officer and President

Mr. Bousbib is Chairman, Chief Executive Officer and President of the Company. He assumed this position in October 2016 following the Merger of Quintiles and IMS Health. From 2010 until the Merger, Mr. Bousbib served as Chairman and CEO of IMS Health. Prior to joining IMS Health, Mr. Bousbib spent 14 years at United Technologies Corporation (“UTC”), an aerospace, defense and building systems company. From 2008 until 2010, he served as President of UTC’s Commercial Companies, with executive leadership responsibilities for the worldwide operations of Otis Elevator Company, Carrier Corporation, UTC Fire & Security and UTC Power Inc. From 2002 until 2008, Mr. Bousbib was President of Otis, and from 2000 to 2002, he served as its Chief Operating Officer. Prior to joining UTC, Mr. Bousbib was a partner at Booz Allen Hamilton. Mr. Bousbib currently serves on the board of directors of The Home Depot, Inc. and is a member of the Harvard Medical School Health Care Policy Advisory Council. He previously served on the board of directors of Best Buy, Inc. and was appointed by the President of the United States to serve on the President’s Commission on White House Fellowships. Mr. Bousbib holds a Master of Science Degree in Mathematics and Mechanical Engineering from the Ecole Superieure des Travaux Publics, Paris, and an M.B.A. from Columbia University.

Michael R. McDonnell, Executive Vice President and Chief Financial Officer

Mr. McDonnell has served as Senior Vice President and Chief Financial Officer since December 2015. Prior to joining the Company, Mr. McDonnell served as the Executive Vice President and Chief Financial Officer of Intelsat S.A., a leading global provider of satellite services, since July 2011 and as the Executive Vice President and Chief Financial Officer of its subsidiary, Intelsat Investments S.A., from November 2008 to May 2013. He previously served as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer of MCG Capital Corporation, a publicly-held commercial finance company, from August 2006 through October 2008, and as its Executive Vice President, Chief Financial Officer and Treasurer from September 2004 to October 2008. Before joining MCG Capital Corporation, Mr. McDonnell served as Executive Vice President and Chief Financial Officer for EchoStar Communications Corporation (f/k/a DISH Network Corporation), a direct-to-home satellite television operator, from July 2004 to August 2004 and as its Senior Vice President and Chief Financial Officer from August 2000 to July 2004. Mr. McDonnell spent 14 years at PricewaterhouseCoopers LLP, including four years as a partner. He also served on the board of directors of Catalyst Health Solutions, Inc., a pharmacy benefit management company, from 2005 to 2012. Mr. McDonnell has a Bachelor of Science degree in accounting from Georgetown University and is a certified public accountant.

W. Richard Staub, III, President, Research & Development Solutions

Mr. Staub has served as President, Research & Development Solutions since December 2016. Previously Mr. Staub served as President of Novella Clinical, a Quintiles company, since 2013. Prior to Novella’s 2013 acquisition by Quintiles, Mr. Staub served as both president and CEO of Novella Clinical since 2008. Before joining Novella Clinical in 2004, Mr. Staub was senior vice president of global business development for one of the world’s largest clinical research organizations. Mr. Staub’s career in the pharmaceutical industry began at Zeneca Pharmaceuticals in 1989 where he had progressive responsibilities as a medical and hospital sales representative, cardiovascular portfolio analyst and marketing manager. Mr. Staub has a Bachelor of Arts degree in Economics from the University of North Carolina at Chapel Hill.

Kevin C. Knightly, President, Information & Technology Solutions

Mr. Knightly has served as President, Information & Technology Solutions since October 2016. Previously Mr. Knightly served as Senior Vice President, Information Offerings at IMS Health from April 2015 to October 2016.  From January 2011 to March 2015, Mr. Knightly served as Senior Vice President, Supplier Management at IMS Health. Prior to that, Mr. Knightly served in a number of senior financial, operations, marketing and general management roles for IMS Health, including as Senior Vice President, Pharma Business Management from 2007 until 2010. Mr. Knightly holds a B.S. in Economics and Accounting from the College of the Holy Cross, and an M.B.A. from New York University’s Stern Business School.

James H. Erlinger III, Executive Vice President, General Counsel and Secretary

Mr. Erlinger has served as our Executive Vice President, General Counsel since January 2013 and as our Secretary since February 2013. Prior to joining us, he spent over 27 years practicing corporate law at Bryan Cave, LLP, a multinational law firm. Mr. Erlinger focused his practice on outsourcing, healthcare, joint ventures, mergers and acquisitions, licensing and capital formation. Mr. Erlinger is a certified public accountant and received his Bachelor’s degree in Finance from the University of Missouri-Columbia, his Master of Business Administration from the University of Missouri-Columbia, College of Business and his Juris Doctor from the University of Missouri-Kansas City School of Law.

Item 11. Executive Compensation

The information required by this item is set forth under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Named Executive Officers,” and “Compensation Committee Interlocks and Insider Participation” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item, other than Securities Authorized for Issuance Under Equity Compensation Plans, will be set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2018 Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2017:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,503,068	(1)	$50.04	(3)	13,412,549	(4)
Equity compensation plans not approved by security holders	26,727	(2)	$—		—
Total	8,529,795		$50.04	(3)	13,412,549

(1)

Consists of: (i) 7,005,402 shares of common stock issuable upon the exercise of outstanding time-based stock options and underlying outstanding time-based SARs; (ii) 1,097,708 shares of common stock issuable in settlement of outstanding restricted stock units awarded and (ii) 399,958 shares of common stock issuable in settlement of outstanding performance units awarded. Excludes (i) 440,151 shares of common stock subject to outstanding awards of restricted stock and (ii) 76,374 shares of common stock subject to outstanding awards of performance stock.

(2)	Consists of outstanding awards issued to certain executives with supplemental pension benefits in accordance with their individual employment arrangements under the IMS Health DCERP.
(3)

The weighted-average exercise price includes all outstanding stock options and SARs but does not include restricted stock units, restricted stock, performance units or performance stock or IMS Health DCERP awards, all of which do not have an exercise price. If restricted stock units, performance units and other awards that constitute “rights” were included in this calculation, treating such awards as having an exercise price of $0, the weighted average exercise price of outstanding options, warrants and rights would be $41.23.

(4)

Consists of all securities remaining available under our equity compensation plans. All of these shares are available for delivery under stock options, SARs, restricted stock, restricted stock units, performance awards or other forms of equity award authorized by the plans. Does not include 2,251,704 shares that would have remained available under our Employee Stock Purchase Plan had it not been discontinued as of December 31, 2016.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is set forth under the headings “The Company’s Corporate Governance,” and “Certain Relationships and Related Party Transactions” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is set forth under the headings “Proposal No. 2: Ratification of the Appointment of the Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)  Financial Statements

The following consolidated financial statements of IQVIA Holdings Inc. and its subsidiaries, and the independent registered public accounting firm’s report thereon, are included in Part II, Item 8 of this report:

(2)  Financial Statement Schedules for the Years Ended December 31, 2017, 2016 and 2015

Schedule I—Condensed Financial Information of Registrant (Parent Company Only)	139
Schedule II—Valuation and Qualifying Accounts	144

All other schedules are omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits

The exhibits in the accompanying Exhibit Index preceding the signature page are filed or furnished as a part of this report and are incorporated herein by reference. The Company agrees to furnish to the SEC, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of IQVIA Holdings Inc. and its subsidiaries on a consolidated basis.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

2.1*	Agreement and Plan of Merger, dated as of May 3, 2016, by and between Quintiles Transnational Holdings Inc. and IMS Health Holdings, Inc. (which includes the Plan of Conversion dated as of May 3, 2016 as Exhibit A thereto).		8-K	001-35907	2.1	May 3, 2016

3.1	Amended and Restated Certificate of Incorporation of IQVIA Holdings Inc., effective November 6, 2017 (as amended through November 6, 2017).	X

3.2	Amended and Restated Bylaws of IQVIA Holdings Inc., effective November 6, 2017		8-K	001-35907	3.2	November 7, 2017

4.1	Specimen Common Stock Certificate of Quintiles Transnational Holdings Inc.		S-1/A	333-186708	4.1	April 26, 2013

4.2	Indenture dated as of May 12, 2015, among Quintiles Transnational Corp., the subsidiary guarantors listed therein and U.S. Bank National Association as trustee.		8-K	001-35907	4.1	May 13, 2015

4.3	Form of 4.875% Rule 144A Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.1 filed May 13, 2015).		8-K	001-35907	4.2	May 13, 2015

4.4	Form of 4.875% Regulation S Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.1 filed May 13, 2015).		8-K	001-35907	4.3	May 13, 2015

4.5	Indenture, dated as of September 28, 2016, among Quintiles IMS Incorporated, the Guarantors listed therein and U.S. Bank National Association, as Trustee.		8-K	001-35907	4.1	October 3, 2016

4.6	Senior Note Indenture, dated as of October 24, 2012, among IMS Health Incorporated, as Issuer, the Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.		IMS Health S-1	333-193159	4.9	January 2, 2014

4.7	Senior Note Indenture, dated as of March 30, 2015, among IMS Health Incorporated, as Issuer, the Guarantors party thereto, and Deutsche Trustee Company Limited, as Trustee.		IMS Health 10-Q	001-36381	4.1	May 15, 2015

4.8	Indenture, dated February 28, 2017, among Quintiles IMS Incorporated, as Issuer, U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer as guarantors.		8-K	001-35907	4.1	February 28, 2017

4.9	Indenture, dated September 14, 2017, among Quintiles IMS Incorporated, as Issuer, U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer as guarantors.		8-K	001-35907	4.1	September 19, 2017

10.1	Fourth Amended and Restated Credit Agreement, dated as of October 3, 2016, by and among Quintiles IMS Incorporated, Quintiles IMS Holdings, Inc., the Guarantors party thereto and the Lenders party thereto (Annex B to Exhibit 10.9 filed October 3, 2016).		8-K	001-35907	10.9	October 3, 2016

10.2	Amendment No. 1, dated March 7, 2017, to Fourth Amended and Restated Credit Agreement, dated October 3, 2016 (and filed with the Securities and Exchange Commission as Annex B to Exhibit 10.9 on Form 8-K dated October 3, 2016), among Quintiles IMS Incorporated, Quintiles IMS Holdings, Inc., the Guarantors party thereto, Bank of America N.A., as Administrative Agent and Collateral Agent, the Incremental Term B-1 Euro Lenders party thereto and the other Lenders party thereto.		8-K	001-35907	10.1	March 8, 2017

10.3	Amendment No. 2, dated September 18, 2017, to Fourth Amended and Restated Credit Agreement, by and among Quintiles IMS Incorporated, Quintiles IMS Holdings, Inc., the Guarantors party thereto and the Incremental Term B-2 Dollar Lenders party thereto.		8-K	001-35907	10.1	September 19, 2017

10.4	Senior Note Purchase Agreement, dated September 14, 2016, between IMS Health Incorporated, a wholly owned subsidiary of IMS Health Holdings, Inc., and the representative of the initial purchasers named therein.		10-Q	001-35907	10.10	November 3, 2016

10.5	Amended and Restated Pledge and Security Agreement, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., IMS Health Incorporated, each of the grantors party thereto, and Bank of America, N.A., as Administrative Agent.		IMS Health S-1/A	333-193159	10.33	March 24, 2014

10.6	U.S. Guaranty, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., as Holdings, IMS Health Incorporated, as Parent Borrower, the other Guarantors party thereto from time to time, and Bank of America, N.A., as Administrative Agent.		IMS Health S-1/A	333-193159	10.34	March 24, 2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.7	Assignment and Assumption Agreement, dated December 10, 2009, between Quintiles Transnational Corp. and Quintiles Transnational Holdings Inc.		S-1	333-186708	10.12	February 15, 2013

10.8	Stockholders Agreement, dated May 3, 2016, among Quintiles Transnational Holdings Inc. and the stockholders identified therein.		8-K	001-35907	10.4	May 3, 2016

10.9	Voting Agreement, dated May 3, 2016, by and among Quintiles Transnational Holdings Inc. and affiliates of TPG Global, LLC.		8-K	001-35907	10.1	May 3, 2016

10.10	Voting Agreement, dated May 3, 2016, by and between Quintiles Transnational Holdings Inc. and CPP Investment Board Private Holdings Inc.		8-K	001-35907	10.2	May 3, 2016

10.11	Voting Agreement, dated May 3, 2016, by and between Quintiles Transnational Holdings Inc. and Leonard Green & Partners, L.P.		8-K	001-35907	10.3	May 3, 2016

10.12	Share Repurchase Agreement, dated February 23, 2017, between Quintiles IMS Holdings, Inc. and the selling shareholders set forth on Schedule I thereto.		8-K	001-35907	10.1	February 24, 2017

10.13†	Form of Director Indemnification Agreement.		S-1/A	333-186708	10.13	April 19, 2013

10.14	Form of Indemnification Agreement with each of the non-management directors of Quintiles IMS Holdings Inc.		8-K	001-35907	10.8	October 3, 2016

10.15†	Description of Non-Employee Director Compensation, effective as of January 1, 2017.		10-K	001-35907	10.27	February 16, 2017

10.16†	Form of Non-Competition, Non-Solicitation, Confidentiality and IP Agreement.		8-K	001-35907	10.2	October 19, 2015

10.17†	Quintiles Transnational Holdings Inc. Annual Management Incentive Plan.		S-1/A	333-186708	10.57	April 19, 2013

10.18†	Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.		S-1	333-186708	10.17	February 15, 2013

10.19†	Form of Stock Option Award Agreement for Senior Executives under the Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.		S-1	333-186708	10.18	February 15, 2013

10.20†	Form of Stock Option Award Agreement for Non-Employee Directors under the Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.		S-1	333-186708	10.19	February 15, 2013

10.21†	Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.22	April 19, 2013

10.22†	Form of Award Agreement Awarding Nonqualified Stock Options to Employees under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.23	April 19, 2013

10.23†	Form of Award Agreement Awarding Incentive Stock Options to Employees under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		10-Q	001-35907	10.2	May 1, 2014

10.24†	Form of Award Agreement Awarding Nonqualified Stock Options to Non-Employee Directors under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.24	April 19, 2013

10.25†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.56	April 19, 2013

10.26†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.		10-K	001-35907	10.41	February 16, 2017

10.27†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan prior to February 2015.		8-K	001-35907	10.1	November 26, 2013

10.28†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan effective February 2015.		10-K	001-35907	10.34	February 12, 2015

10.29†	Form of Award Agreement Awarding Performance Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		10-K	001-35907	10.35	February 12, 2015

10.30†	Form of Award Agreement Awarding Performance Shares under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.		10-K	001-35907	10.45	February 16, 2017

10.31†	Form of Restricted Stock Award Agreement under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		10-Q	001-35907	10.3	November 3, 2016

10.32†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.		10-K	001-35907	10.47	February 16, 2017

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.33†	Quintiles IMS Holdings, Inc. Defined Contribution Executive Retirement Plan.		8-K	001-35907	10.7	October 3, 2016

10.34†	IMS Health Incorporated Defined Contribution Executive Retirement Plan, as amended and restated.		IMS Health S-1	333-193159	10.10	January 2, 2014

10.35†	First Amendment to the IMS Health Incorporated Retirement Excess Plan, dated March 17, 2009.		IMS Health S-1	333-193159	10.12	January 2, 2014

10.36†	Second Amendment to the IMS Health Incorporated Retirement Excess Plan, dated December 8, 2009.		IMS Health S-1	333-193159	10.13	January 2, 2014

10.37†	Third Amendment to the IMS Health Incorporated Retirement Excess Plan, dated April 5, 2011.		IMS Health S-1	333-193159	10.14	January 2, 2014

10.38†	Fourth Amendment to the IMS Health Incorporated Retirement Excess Plan (effective May 3, 2016).		IMS Health 10-Q	001-36381	10.3	July 28, 2016

10.39†	Quintiles IMS Holdings, Inc. 2010 Equity Incentive Plan.		8-K	001-35907	10.5	October 3, 2016

10.40†	Healthcare Technology Holdings, Inc. 2010 Equity Incentive Plan, as amended and restated.		IMS Health S-1/A	333-193159	10.16	February 13, 2014

10.41†	Form of IMS Time-and Performance-Based Stock Option Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.17	January 2, 2014

10.42†	Form of IMS Time-Based Stock Option Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.18	January 2, 2014

10.43†	Form of IMS Director Stock Option Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.19	January 2, 2014

10.44†	Form of IMS Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.20	January 2, 2014

10.45†	Form of IMS Director Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.21	January 2, 2014

10.46†	Form of IMS Rollover Stock Appreciation Right Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.22	January 2, 2014

10.47†	IMS Health Incorporated Savings Equalization Plan, as amended and restated effective as of January 1, 2011.		IMS Health S-1	333-193159	10.15	January 2, 2014

10.48†	Quintiles IMS Holdings, Inc. 2014 Incentive and Stock Award Plan.		8-K	001-35907	10.6	October 3, 2016

10.49†	Form of IMS Stock Appreciation Rights Agreement under the 2014 Incentive and Stock Award Plan.		IMS Health 8-K	001-36381	10.1	February 10, 2015

10.50†	Form of IMS Performance Share Award Agreement under the 2014 Incentive and Stock Award Plan.		IMS Health 8-K	001-36381	10.2	February 10, 2015

10.51†	2014 IMS Health Annual Incentive Plan.		IMS Health S-1/A	333-193159	10.30	March 10, 2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.52†	Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan.		DEF 14A	001-35907	Appendix B	February 22, 2017

10.53†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.		10-Q	001-35907	10.8	May 8, 2017

10.54†	Form of Award Agreement Awarding Performance Shares under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.		10-Q	001-35907	10.9	May 8, 2017
10.55†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.		10-Q	001-35907	10.10	May 8, 2017

10.56†	Quintiles Transnational Holdings Inc. Change of Control Severance Plan, which covers among others our executive officers.		8-K	001-35907	10.1	November 6, 2015

10.57†	Quintiles IMS Incorporated Employee Protection Plan, effective January 1, 2017.		10-K	001-35907	10.69	February 16, 2017

10.58†	Quintiles IMS Incorporated Savings Equalization Plan, effective December 31, 2016.		10-K	001-35907	10.76	February 16, 2017

10.59†	Quintiles Transnational Corp. Elective Deferred Compensation Plan, as amended and restated.		10-Q	001-35907	10.1	October 28, 2015

10.60†	Quintiles IMS Holdings Inc. Non-Employee Director Deferral Plan, effective January 1, 2017.		10-K	001-35907	10.78	February 16, 2017

10.61†	Amended and Restated Employment Agreement among IMS Health Holdings, Inc., IMS Health Incorporated and Ari Bousbib, dated February 12, 2014.		IMS Health S-1/A	333-193159	10.25	March 10, 2014

10.62†	Senior Management Nonstatutory Option Agreement between Healthcare Technology Holdings, Inc. and Ari Bousbib, dated December 1, 2010.		IMS Health S-1/A	333-193159	10.23	February 13, 2014

10.63†	Senior Management Nonstatutory Option Agreement between Healthcare Technology Holdings, Inc. and Ari Bousbib, dated December 1, 2010.		IMS Health S-1/A	333-193159	10.24	February 13, 2014

10.64†	Restricted Stock Unit Award Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated February 12, 2014, incorporated herein by reference to Amendment 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 10, 2014.		IMS Health S-1/A	333-193159	10.29	March 10, 2014

10.65†	Amendment No. 1, dated December 31, 2015, to Restricted Stock Unit Award Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated February 12, 2014.		IMS Health 10-K	001-36381	10.33	February 19, 2016

10.66†	Stock Appreciation Rights Agreement between IMS Health Holdings, Inc. and Ari Bousbib, dated February 10, 2015.		IMS Health 10-K	001-36381	10.34	February 19, 2016

10.67†	Amendment No. 1, dated December 31, 2015, to Stock Appreciation Rights Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated February 10, 2015.		IMS Health 10-K	001-36381	10.35	February 19, 2016

10.68†	Restricted Stock Award Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated December 31, 2015.		IMS Health 10-K	001-36381	10.36	February 19, 2016

10.69†	Letter Agreement, dated May 3, 2016, between Quintiles Transnational Holdings Inc. and Ari Bousbib.		8-K	001-35907	10.6	May 3, 2016

10.70†	Letter Agreement, dated May 3, 2016, between Quintiles Transnational Holdings Inc. and Dennis B. Gillings, CBE.		8-K	001-35907	10.5	May 3, 2016

10.71†	Letter Agreement, dated October 14, 2015, between Michael McDonnell and Quintiles Transnational Corp.		8-K	001-35907	10.3	October 19, 2015

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.72†	Initial Award Agreement Awarding Restricted Stock Units to Michael McDonnell under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		10-K	001-35907	10.29	February 11, 2016

10.73†	Letter agreement between the Company and Michael R. McDonnell effective on October 3, 2016.		8-K	001-35907	10.1	October 3, 2016

10.74†	Executive Employment Agreement, dated November 1, 2012, between James H. Erlinger III and Quintiles Transnational Corp.		10-K	001-35907	10.63	February 12, 2015

10.75†	Letter agreement between the Company and James H. Erlinger III effective on October 3, 2016.		8-K	001-35907	10.2	October 3, 2016

10.76†	Letter Agreement between the Company and W. Richard Staub, III, effective on December 1, 2016.		10-K	001-35907	10.104	February 16, 2017

21.1	List of Subsidiaries of IQVIA Holdings Inc.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

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

IQVIA HOLDINGS INC.

By:	/s/ Michael R. McDonnell
Name: Michael R. McDonnell
Title: Executive Vice President and Chief Financial Officer

Date: February 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ari Bousbib Ari Bousbib	Chairman, Chief Executive Officer and President; Director (Principal Executive Officer)	February 16, 2018

/s/ Michael R. McDonnell Michael R. McDonnell	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2018

/s/ Robert Parks Robert Parks	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 16, 2018

/s/ Dr. Dennis B. Gillings, CBE Dr. Dennis B. Gillings, CBE	Director	February 16, 2018

/s/ John P. Connaughton John P. Connaughton	Director	February 16, 2018

/s/ Jonathan J. Coslet Jonathan J. Coslet	Director	February 16, 2018

/s/ John G. Danhakl John G. Danhakl	Director	February 16, 2018

/s/ Michael J. Evanisko Michael J. Evanisko	Director	February 16, 2018

/s/ James A. Fasano James A. Fasano	Director	February 16, 2018

Signature	Title	Date

/s/ Colleen A. Goggins Colleen A. Goggins	Director	February 16, 2018

/s/ Jack M. Greenberg Jack M. Greenberg	Director	February 16, 2018

/s/ John M. Leonard, M.D. John M. Leonard, M.D.	Director	February 16, 2018

/s/ Ronald A. Rittenmeyer Ronald A. Rittenmeyer	Director	February 16, 2018

/s/ Todd B. Sisitsky Todd B. Sisitsky	Director	February 16, 2018

(2) Financial Statement Schedules

Schedule I—Condensed Financial Information of Registrant

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions)	2017	2016	2015
Selling, general and administrative expenses	$1	$—	$1
Merger related costs	—	21	—
Loss from operations	(1)	(21)	(1)
Interest income	—	—	—
Other expense, net	—	—	—
Loss before income taxes and equity in earnings of subsidiary	(1)	(21)	(1)
Income tax benefit	(3)	(4)	(1)
Income (loss) before equity in earnings of subsidiary	2	(17)	—
Equity in earnings of subsidiary	1,307	132	387
Net income	$1,309	$115	$387

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2017	2016	2015
Net income	$1,309	$115	$387
Comprehensive income (loss) adjustments:
Unrealized gains (losses) on derivative instruments, net of income tax expense (benefit) of $1, $3 and ($4)	4	(7)	(9)
Defined benefit plan adjustments, net of income tax expense of $3, $11 and $—	5	23	—
Foreign currency translation, net of income tax benefit of ($201), ($9) and ($5)	607	(497)	(56)
Reclassification adjustments:
Losses on derivative instruments included in net income, net of income tax expense of $—, $7 and $6	(1)	21	12
Amortization of actuarial losses and prior service costs included in net income	1	1	1
Comprehensive income (loss)	$1,925	$(344)	$335

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1	$12
Income taxes receivable	—	4
Other current assets and receivables	1	—
Total current assets	2	16
Investment in subsidiary	9,659	8,631
Total assets	$9,661	$8,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—
Income taxes payable	—	—
Total current liabilities	—	—
Investment in subsidiary	1,552	—
Payable to subsidiary	—	14
Total liabilities	1,552	14
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized at December 31, 2017 and 2016, $0.01 par value, 249.5 and 248.3 shares issued and outstanding at December 31, 2017 and 2016, respectively	10,782	10,602
Accumulated deficit	655	(399)
Treasury stock, at cost, 41.4 and 12.9 shares at December 31, 2017 and 2016, respectively	(3,374)	(1,000)
Accumulated other comprehensive loss	46	(570)
Total stockholders’ equity	8,109	8,633
Total liabilities and stockholders’ equity	$9,661	$8,647

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2017	2016	2015
Operating activities:
Net income	$1,309	$115	$387
Adjustments to reconcile net income to cash provided by operating activities:
Subsidiary loss	91	91	56
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(3)	—	—
Income taxes payable and other liabilities	4	(5)	—
Net cash provided by operating activities	1,401	201	443
Investing activities:
Investment in subsidiary, net of dividends received	1,150	791	—
Net cash provided by investing activities	1,150	791	—
Financing activities:
Stock issued under employee stock purchase and option plans	91	97	64
Repurchase of common stock	(2,620)	(1,097)	(515)
Repurchase of stock options	—	—	—
Intercompany with subsidiary	(31)	15	1
Net cash used in financing activities	(2,560)	(985)	(450)
Effect of foreign currency exchange rate changes on cash	(2)	—	—
(Decrease) increase in cash and cash equivalents	(11)	7	(7)
Cash and cash equivalents at beginning of period	12	5	12
Cash and cash equivalents at end of period	$1	$12	$5

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL INFORMATION

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of IQVIA Holdings Inc.’s (the “Company”) wholly-owned subsidiary, IQVIA Incorporated exceed 25% of the consolidated net assets of the Company. The ability of IQVIA Incorporated to pay dividends may be limited due to the restrictive covenants in the agreements governing its credit arrangements.

These condensed parent company financial statements include the accounts of IQVIA Holdings Inc. on a standalone basis (the “Parent”) and the equity method of accounting is used to reflect ownership interest in its subsidiary. Refer to the consolidated financial statements and notes presented elsewhere herein for additional information and disclosures with respect to these financial statements.

Since the Parent is part of a group that files a consolidated income tax return, in accordance with ASC 740, a portion of the consolidated amount of current and deferred income tax expense of the Company has been allocated to the Parent. The income tax benefit of $3, $4 million and $1 million in 2017, 2016 and 2015, respectively, represents the income tax benefit that will be or were already utilized in the Company’s consolidated United States federal and state income tax returns. If the Parent was not part of these consolidated income tax returns, it would not be able to recognize any income tax benefit, as it generates no revenue against which the losses could be used on a separate filer basis.

Below is a summary of the dividends paid to the Parent by IQVIA Incorporated in 2017, 2016 and 2015 (in millions):

Amount
Paid in December 2017	$22
Paid in November 2017	362
Paid in September 2017	373
Paid in August 2017	168
Paid in May 2017	356
Paid in March 2017	1,237
Paid in February 2017	45
Paid in January 2017	3
Total paid in 2017	$2,566
Paid in December 2016	$503
Paid in November 2016	422
Paid in June 2016	89
Total paid in 2016	$1,014
Paid in December 2015	$1
Paid in November 2015	223
Paid in May 2015	220
Total paid in 2015	$444

Schedule II—Valuation and Qualifying Accounts

Deferred Tax Asset Valuation Allowance

Information presented below is in millions:

		Additions
	Balance at Beginning of Year	Charged to Expenses	Charged to Other Accounts(a)	Deductions(b)	Balance at End of Year
December 31, 2017	$153	$52	$—	$(5)	$200
December 31, 2016	$22	$10	$129	$(8)	$153
December 31, 2015	$25	$2	$—	$(5)	$22

(a)	Recorded through purchase accounting transaction.
(b)	Impact of reductions recorded to expense and translation adjustments.