Form 10-Q
period 2018-03-31
IQVIA HOLDINGS INC.
filed 2018-05-04
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	207,684,876 shares outstanding as of April 30, 2018

IQVIA HOLDINGS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2018	2017
Revenues	$2,563	$2,360
Costs of revenue, exclusive of depreciation and amortization	1,652	1,526
Selling, general and administrative expenses	420	381
Depreciation and amortization	282	232
Restructuring costs	26	19
Income from operations	183	202
Interest income	(2)	(2)
Interest expense	96	75
Loss on extinguishment of debt	—	3
Other expense (income), net	4	(1)
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	85	127
Income tax expense	19	24
Income before equity in earnings (losses) of unconsolidated affiliates	66	103
Equity in earnings (losses) of unconsolidated affiliates	7	(1)
Net income	73	102
Net income attributable to non-controlling interests	(4)	(2)
Net income attributable to IQVIA Holdings Inc.	$69	$100
Earnings per share attributable to common stockholders:
Basic	$0.33	$0.43
Diluted	$0.32	$0.43
Weighted average common shares outstanding:
Basic	207.5	230.1
Diluted	212.0	234.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
(in millions)	2018	2017
Net income	$73	$102
Comprehensive income adjustments:
Unrealized gains on derivative instruments, net of income tax expense of $— and $1	1	1
Foreign currency translation, net of income tax benefit of ($40) and ($1)	207	122
Reclassification adjustments:
Losses on derivative instruments included in net income, net of income tax expense of $1 and $—	1	2
Comprehensive income	282	227
Comprehensive income attributable to non-controlling interests	(8)	(2)
Comprehensive income attributable to IQVIA Holdings Inc.	$274	$225

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions, except per share data)	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$960	$959
Trade accounts receivable and unbilled services, net	2,250	2,097
Prepaid expenses	148	146
Income taxes receivable	45	47
Investments in debt, equity and other securities	47	46
Other current assets and receivables	274	259
Total current assets	3,724	3,554
Property and equipment, net	432	440
Investments in debt, equity and other securities	28	8
Investments in unconsolidated affiliates	73	70
Goodwill	12,041	11,850
Other identifiable intangibles, net	6,580	6,591
Deferred income taxes	113	109
Deposits and other assets	244	235
Total assets	$23,235	$22,857
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,045	$1,986
Unearned income	934	985
Income taxes payable	106	72
Current portion of long-term debt	104	103
Other current liabilities	10	10
Total current liabilities	3,199	3,156
Long-term debt	10,342	10,122
Deferred income taxes	828	895
Other liabilities	413	440
Total liabilities	14,782	14,613
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized at March 31, 2018 and December 31, 2017, $0.01 par value, 250.0 and 249.5 shares issued at March 31, 2018 and December 31, 2017, respectively	10,797	10,782
Retained earnings	605	538
Treasury stock, at cost, 42.3 and 41.4 shares at March 31, 2018 and December 31, 2017, respectively	(3,460)	(3,374)
Accumulated other comprehensive income	254	49
Equity attributable to IQVIA Holdings Inc.’s stockholders	8,196	7,995
Non-controlling interests	257	249
Total stockholders’ equity	8,453	8,244
Total liabilities and stockholders’ equity	$23,235	$22,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(in millions)	2018	2017
Operating activities:
Net income	$73	$102
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	282	232
Amortization of debt issuance costs and discount	3	2
Amortization of accumulated other comprehensive loss on terminated interest rate swaps	—	3
Stock-based compensation	21	26
(Earnings) loss from unconsolidated affiliates	(6)	11
Benefit from deferred income taxes	(26)	(52)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(178)	(81)
Change in other operating assets and liabilities	13	(187)
Net cash provided by operating activities	182	56
Investing activities:
Acquisition of property, equipment and software	(88)	(78)
Acquisition of businesses, net of cash acquired	(20)	(150)
Purchase of trading securities	(1)	(1)
Investments in unconsolidated affiliates, net of payments received	4	(1)
Other	(15)	(10)
Net cash used in investing activities	(120)	(240)
Financing activities:
Proceeds from issuance of debt	—	3,998
Payment of debt issuance costs	—	(18)
Repayment of debt and principal payments on capital lease obligations	(26)	(2,491)
Proceeds from revolving credit facility	405	490
Repayment of revolving credit facility	(300)	(865)
(Payments) proceeds related to employee stock purchase and option plans	(11)	29
Repurchase of common stock	(95)	(1,316)
Distributions to non-controlling interest	—	(3)
Contingent consideration and deferred purchase price payments	(14)	—
Net cash used in financing activities	(41)	(176)
Effect of foreign currency exchange rate changes on cash	(20)	24
Increase (decrease) in cash and cash equivalents	1	(336)
Cash and cash equivalents at beginning of period	959	1,198
Cash and cash equivalents at end of period	$960	$862

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

The Company

With more than 55,000 employees, IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) conducts business in more than 100 countries. IQVIA is a leading global provider of advanced analytics, technology solutions, and contract research services to the life sciences industry.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Income Taxes

Income tax expense includes United States (“U.S”) federal, state and international income taxes. Certain items of income and expense are not reported in income tax returns and financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. As a result of the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017, the Company no longer considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and will record deferred income taxes on these earnings, as applicable. The Company has provisionally recorded their U.S. deferred taxes based on the Federal corporate income tax rate of 21%. The Company is continuing to analyze aspects of the Tax Act and, therefore, has not finalized its accounting policy with respect to whether to (1) recognize deferred taxes for basis differences expected to reverse as Global Low Taxed Intangible Income (“GILTI”) or (2) account for GILTI as period costs if and when incurred. The Company has not recognized any deferred tax impacts related to GILTI or the Base Erosion Anti Abuse Tax (“BEAT”) on a provisional basis. Interest and penalties related to unrecognized income tax benefits are recognized as a component of income tax expense.

Revenue Recognition

The Company’s arrangements are primarily service contracts that range in duration from a few months to several years. The Company recognizes revenue when control of these services is transferred to the customer in an amount, referred to as the transaction price, that reflects the consideration to which the Company is expected to be entitled in exchange for those goods or services.  The Company determines revenue recognition utilizing the following five steps: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract (promised goods or services that are distinct), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations, and (5) recognition of revenue when, or as, the Company transfers control of the product or service for each performance obligation. Cash payments made to customers as incentives to induce the customers to enter into service agreements with the Company are amortized as a reduction of revenue over the period the services are performed. The Company records revenues net of any tax assessments by governmental authorities, such as value added taxes, that are imposed on and concurrent with specific revenue generating transactions.

The Company derives the majority of its revenues in the Commercial Solutions segment from various information and technology service offerings. Information offerings (primarily under fixed-price contracts) typically include multiple performance obligations including an ongoing subscription-based deliverable for which revenue is recognized ratably as earned over the contract period, and/or a one-time deliverable of data offerings for which revenue is recognized upon delivery. The customer is able to benefit from the provision of data as it is received. The Company’s subscription arrangements typically have terms ranging from one to three years and are generally non-cancelable and do not contain refund-type provisions. Technology services offerings may contain multiple performance obligations consisting of a mix of small and large-scale services and consulting projects, multi-year outsourcing contracts and Software-as-a-Service (“SaaS”) arrangements. These arrangements typically have terms ranging from several weeks to three years, with a majority having terms of one year or less. For arrangements that include multiple performance obligations, the transaction price is allocated to the identified performance obligations based on their relative standalone selling prices. For these contracts, the standalone selling prices are based on the Company’s normal pricing practices when sold separately with consideration of market conditions and other factors, including customer demographics and geographic location. Revenues for services engagements where the transfer of control occurs ratably over time are recognized on a straight-line basis over the term of the arrangement. Revenues from time and material contracts are recognized based on hours as the services are provided. Revenues from fixed price ad hoc services and consulting contracts are recognized over the contract term based on the ratio of the number of hours incurred for services provided during the period compared to the total estimated hours to be incurred over the entire arrangement (hours-based). Technology services offerings meet the over time criterion, as another party would not need to substantially re-perform the work already completed to satisfy the remaining obligations if the services were migrated to another party.

The majority of the Company’s contracts within the Research & Development Solutions segment are service contracts for clinical research that represent a single performance obligation. The Company provides a significant integration service resulting in a combined output, which is clinical trial data that meets the relevant regulatory standards and can be used by the customer to progress to the next phase of a clinical trial or solicit approval of a treatment by the applicable regulatory body. The performance obligation is satisfied over time as the output is captured in data and documentation that is available for the customer to consume over the course of the arrangement and furthers progress of the clinical trial. The Company recognizes revenue over time using a cost-based based input method since there is no single output measure that would fairly depict the transfer of control over the life of the performance obligation. Progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Costs included in the measure of progress include direct labor and third-party costs (such as payments to investigators and travel expenses for the Company’s clinical monitors). This cost-based method of revenue recognition requires the Company to make estimates of costs to complete its projects on an ongoing basis. Significant judgment is required to evaluate assumptions related to these estimates. The effect of revisions to estimates related to the transaction price or costs to complete a project are recorded in the period in which the estimate is revised. Most contracts may be terminated upon 30 to 90 days notice by the customer; however, in the event of termination, a substantive termination penalty requires payment for services rendered through the date of termination, as well as for subsequent services rendered to close out the contract.

The Company derives the majority of its revenues in its Integrated Engagement Services segment by providing contract sales and market access professionals to customers within the biopharmaceutical industry on a fee-for-service basis. Some of the Company’s Integrated Engagement Services contracts contain multiple performance obligations with distinct promises including recruiting, sales force automation and deployment of sales representatives. The nature of the terms of these performance obligations will vary based on the customized needs of the customer. For contracts that have multiple performance obligations, the standalone selling prices of the Company’s performance obligations are not directly observable since they are rarely sold standalone. Therefore, the Company estimates the standalone selling prices using an expected cost plus a margin approach under which expected costs of satisfying a performance obligation are forecasted and added to an appropriate margin for that distinct good or service. The Company utilizes a single measure of progress for each performance obligation to recognize revenue, which includes deployment of sales representatives based on employee days worked; recruiting based on candidates recruited; sales force automation set-up based on hours worked; and sales force automation hosting and maintenance based on usage. These services meet the over time criterion as the customer consumes the benefit as activities are performed and another party would not need to substantially re-perform the work already completed to satisfy the remaining obligations if the services were migrated to another party.

Variable Consideration

In some cases, contracts provide for variable consideration that is contingent upon the occurrence of uncertain future events, such as performance incentives (including royalty payments or penalty clauses that can either increase or decrease the transaction price). Variable consideration is estimated at the expected value or at the most likely amount depending on the type of consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimate of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company.

Reimbursed Expenses

The Company includes reimbursed expenses in revenues and costs of revenue as the Company is primarily responsible for fulfilling the promise to provide the specified service, including the integration of the related services into a combined output to the customer, which are inseparable from the integrated service. These costs include such items as payments to investigators and travel expenses for the Company’s clinical monitors and sales representatives, over which the Company has discretion in establishing prices. The Company controls the good or service and has inventory risk on contractually reimbursable expenses, as sometimes the Company is unable to obtain reimbursement from the customer for costs incurred.

Change Orders

Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in transaction price. Change orders are evaluated on a contract-by-contract basis to determine if they should be accounted for as a new contract or as part of the existing contract. Generally, services from change orders are not distinct from the original performance obligation. As a result, the effect that the contract modification has on the contract revenue, and measure of progress, is recognized as an adjustment to revenue when they occur.

Costs of Revenue

Costs of revenue include (i) compensation and benefits for billable employees and personnel involved in production, data management and delivery, and the costs of acquiring and processing data for the Company’s information offerings; (ii) costs of staff directly involved with delivering technology-related services offerings and engagements, and the costs of data purchased specifically for technology services engagements; (iii) reimbursed expenses that are comprised principally of payments to investigators who oversee clinical trials and travel expenses for the Company’s clinical monitors and sales representatives; and (iv) other expenses directly related to service contracts such as courier fees, laboratory supplies, professional services and travel expenses.

Trade Receivables, Unbilled Services and Unearned Income

In general, billings and payments are established by contractual provisions including predetermined payment schedules, which may or may not correspond to the timing of the transfer of control of the Company’s services under the contract. In general, the Company’s intention in its invoicing (payment terms) is to maintain cash neutrality over the life of the contract. Upfront payments, when they occur, are intended to cover certain expenses the Company incurs at the beginning of the contract. Neither the Company nor its customers view such upfront payments and contracted payment schedules as a means of financing. Unbilled services primarily arise from long-term contracts when a cost-based or hours-based input method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer.

Unearned income consists of advance payments and billings in excess of revenue recognized. As the contracted services are subsequently performed and the associated revenue is recognized, the unearned income balance is reduced by the amount of the revenue recognized during the period. Unearned income is classified as a current liability on the condensed consolidated balance sheet as the Company expects to recognize the associated revenue in less than one year.

Recently Issued Accounting Standards

Accounting pronouncements adopted

In March 2017, the FASB issued new accounting guidance that requires the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs, and requires that the other components of net periodic benefit expense be recognized in the non-operating section of the income statement. In addition, only the service cost component of net periodic benefit expense is eligible for capitalization when applicable. The Company adopted this new accounting guidance on January 1, 2018. The Company retrospectively adjusted the presentation of the other components of net periodic pension and postretirement benefit cost in the income statement. See “Adjustments to Previously Reported Financial Statements from the Adoption of Accounting Pronouncements” included elsewhere in Note 1 for further details regarding the effects of the adoption of ASU 2017-07.

In January 2017, the FASB issued new accounting guidance that changes the definition of a business to clarify when a set of assets does not constitute a business. Under the new definition, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is generally not a business. The Company adopted this new accounting guidance on January 1, 2018. The adoption of this new accounting guidance did not have a material effect on the Company’s consolidated financial statements.

In January 2016, the FASB issued new accounting guidance that modifies how entities measure equity investments and present changes in the fair value of financial liabilities (“ASU 2016-01”). The Company adopted this new accounting guidance on January 1, 2018. The adoption of this new accounting guidance did not have a material effect on the Company’s consolidated financial statements. See Note 4 for additional information regarding the adoption of ASU 2016-01, “Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”

In May 2014, the FASB and the International Accounting Standards Board issued a converged standard on the recognition of revenue from contracts with customers (“ASU 2014-09”). The objective of the new standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 on January 1, 2018 using the full retrospective method. See “Revenue Recognition” and “Adjustments to Previously Reported Financial Statements from the Adoption of Accounting Pronouncements” included elsewhere in Note 1 for further discussion regarding the effects of the adoption of ASU 2014-09.

Adjustments to Previously Reported Financial Statements from the Adoption of Accounting Pronouncements

The following table presents the effect of the adoption of ASU 2014-09 on the Company’s condensed consolidated balance sheet as of December 31, 2017 (in millions):

	December 31, 2017
	As Previously Reported	As Recast
Trade accounts receivable and unbilled services, net	$1,993	$2,097
Total current assets	3,450	3,554
Deferred income taxes	98	109
Total assets	22,742	22,857
Unearned income	733	985
Total current liabilities	2,904	3,156
Deferred income taxes	918	895
Total liabilities	14,384	14,613
Retained earnings	655	538
Accumulated other comprehensive income	46	49
Equity attributable to IQVIA Holdings Inc.’s stockholders	8,109	7,995
Total stockholders’ equity	8,358	8,244
Total liabilities and stockholders’ equity	22,742	22,857

The following table presents the effect of the adoption of ASU 2014-09 and ASU 2017-07 on the Company’s condensed consolidated statement of income for the three months ended March 31, 2017 (in millions, except per share amounts):

	Three Months Ended March 31, 2017
	As Previously Reported	As Recast
Total revenues	$2,322	$2,360
Cost of revenues, exclusive of depreciation and amortization	1,523	1,526
Selling, general and administrative expenses	380	381
Income from operations	168	202
Other expense (income), net	3	(1)
Income before income taxes and equity in earnings of unconsolidated affiliates	89	127
Income tax expense	12	24
Income before equity in earnings of unconsolidated affiliates	77	103
Net income	76	102
Net income attributable to IQVIA Holdings Inc.	74	100
Earnings per share attributable to common stockholders:
Basic	$0.32	$0.43
Diluted	$0.31	$0.43

Adoption of the above standards had no impact to cash from or used in operating, financing, or investing activities on the Company’s condensed consolidated statement of cash flow for the three months ended March 31, 2017.

Accounting pronouncements being evaluated

In February 2018, the FASB issued new accounting guidance that will allow a reclassification from accumulated other comprehensive income to retained earnings for “stranded tax effects” resulting from the Tax Act. Because the income statement impact related to the reduction of the historical corporate income tax rate under the Tax Act is required to be included in income tax expense, the guidance acknowledges that the tax effects of items within accumulated other comprehensive income (“stranded tax effects”) do not reflect the appropriate tax rate. The new accounting guidance will be effective for the Company on January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

In August 2017, the FASB issued new accounting guidance that will allow more financial and nonfinancial hedging strategies to be eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. It is intended to more closely align hedge accounting with risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The new accounting guidance will be effective for the Company on January 1, 2019. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

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

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations

The following tables represent revenues by geographic region and reportable segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
(in millions)	Commercial Solutions	Research & Development Solutions	Integrated Engagement Services	Total
Revenues:
Americas	$471	$608	$93	$1,172
Europe and Africa	378	447	65	890
Asia-Pacific	136	310	55	501
Total revenues	$985	$1,365	$213	$2,563

	Three Months Ended March 31, 2017
(in millions)	Commercial Solutions	Research & Development Solutions	Integrated Engagement Services	Total
Revenues:
Americas	$412	$603	$113	$1,128
Europe and Africa	323	410	62	795
Asia-Pacific	128	250	59	437
Total revenues	$863	$1,263	$234	$2,360

No customer accounted for 10% or more of consolidated revenues for the three months ended March 31, 2018 or 2017.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2018, approximately $17.6 billion of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenue on approximately 40% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. The customer contract transaction price allocated to remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts where the customer has a unilateral right to cancel the arrangement.

The Company applied the practical expedient that permits the omission of prior period information about its remaining performance obligations. No other practical expedients were applied.

3.  Trade Accounts Receivable, Unbilled Services and Unearned Income

Trade accounts receivables and unbilled services consist of the following:

(in millions)	March 31, 2018	December 31, 2017
Trade accounts receivable:
Billed	$1,235	$1,229
Unbilled services	1,032	883
Trade accounts receivable and unbilled services	2,267	2,112
Allowance for doubtful accounts	(17)	(15)
Trade accounts receivable and unbilled services, net	$2,250	$2,097

Unbilled services and unearned income was as follows:

(in millions, except percentages)	March 31, 2018	December 31, 2017	$ Change	% Change
Unbilled services	$1,032	$883	$149	16.9%
Unearned income	(934)	(985)	51	(5.2)
Net balance	$98	$(102)	$200	(196.1)%

Unbilled services, which is comprised of approximately equal parts of unbilled receivables and contract assets as of March 31, 2018, increased by $149 million as compared to December 31, 2017. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income also decreased by $51 million over the same period resulting in an increase of $200 million in the net balance of unbilled services and unearned income between December 31, 2017 and March 31, 2018. These fluctuations are primarily due to timing of payments and invoicing related to the Company’s Research and Development Solutions contracts.

Bad debt expense recognized on the Company’s receivables and unbilled services was de minimis for the three months ended March 31, 2018 and 2017.

4. Investments – Debt, Equity and Other Securities

Current

The Company’s short-term investments in debt, equity and other securities consist primarily of trading investments in mutual funds and are measured at fair value with realized and unrealized gains and losses recorded in other expense (income), net on the accompanying condensed consolidated statements of income.

Long-term

ASU 2016-01 became effective on January 1, 2018. ASU 2016-01 requires entities to measure equity investments (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) at fair value and recognize any changes in fair value in net income at the end of each reporting period. Entities can no longer classify equity investments as trading or available for sale, and can no longer recognize unrealized holding gains and losses on equity securities classified previously as available for sale in other comprehensive income (loss). Entities can no longer use the cost method of accounting as it was previously applied for equity securities that do not have readily determinable fair values.

For equity investments that do not have readily determinable fair values and do not qualify for the existing practical expedient in Accounting Standards Codification (“ASC”) 820 “Fair Value Measurement” (“ASC 820”) to estimate fair value using the net asset value per share of the investment, the guidance provides a new measurement alternative. Entities may choose to measure those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer at each reporting period.

The Company adopted ASU 2016-01 on January 1, 2018, however its long-term investments in debt, equity and other securities were only $8 million as of December 31, 2017. As a result, the adoption of the new guidance did not have a material impact as it relates to the Company’s previously reported investments.

In February 2018, the Company invested $20 million in COTA, Inc. (“COTA”) for a minority ownership interest. The Company’s investment in COTA does not meet the criteria to be accounted for under the equity method or to be consolidated and as a result is subject to ASU 2016-01 noted above. The Company’s investment in COTA does not have a readily determinable fair value and does not qualify for the existing practical expedient in ASC 820. The Company has elected to utilize the new measurement alternative provided for in ASC 321 “Investments – Equity Securities.”

5. Variable Interest Entities

As of March 31, 2018, the Company’s investments in unconsolidated variable interest entities (“VIEs”) and its estimated maximum exposure to loss were as follows:

(in millions)	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
NovaQuest Pharma Opportunities Fund III, L.P. (“NovaQuest Fund III”)	$34	$41
NovaQuest Pharma Opportunities Fund IV, L.P. (“NovaQuest Fund IV”)	8	16
Pappas Life Science Ventures V, L.P. (“Pappas Fund V”)	1	5
	$43	$62

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

6. Goodwill

The following is a summary of goodwill by reportable segment for the three months ended March 31, 2018:

		Research &	Integrated
	Commercial	Development	Engagement
(in millions)	Solutions	Solutions	Services	Consolidated
Balance as of December 31, 2017	$10,348	$1,385	$117	$11,850
Business combinations	7	—	—	7
Impact of foreign currency fluctuations and other	177	5	2	184
Balance as of March 31, 2018	$10,532	$1,390	$119	$12,041

7. Derivatives

Foreign Exchange Risk Management

As of March 31, 2018, the Company held foreign currency forward contracts to (i) hedge certain forecasted foreign exchange cash flows arising from service contracts (“Service Contract Hedging”) and (ii) hedge non-United States dollar anticipated intercompany royalties (“Royalty Hedging”). It is the Company’s policy to enter into foreign currency transactions only to the extent necessary to reduce earnings and cash flow volatility associated with foreign exchange rate movements. The Company does not enter into foreign currency transactions for investment or speculative purposes.

As of March 31, 2018, the Company had open Service Contract Hedging and Royalty Hedging contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2018 with notional amounts totaling $279 million. For accounting purposes these hedges are considered highly effective. As of March 31, 2018 and December 31, 2017, the Company had recorded gross unrealized gains (losses) of $5 million and ($6) million and $5 million and ($4) million, respectively, related to these contracts. Upon expiration of the hedge instruments during 2018, the Company will reclassify the unrealized holding gains and losses on the derivative instruments included in accumulated other comprehensive income (loss) (“AOCI”) into earnings. The unrealized gains (losses) are included in other current assets and liabilities on the accompanying condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.

Interest Rate Risk Management

The Company purchases interest rate caps and has entered into interest rate swap agreements for purposes of managing its exposure to interest rate fluctuations.

In April 2014, IMS Health Holdings, Inc. (“IMS Health”), one of the predecessors to the Company prior to the merger of Quintiles Transnational Holdings Inc. (“Quintiles”) and IMS Health, purchased three United States dollar denominated interest rate caps (“2014 Caps”) with a total notional value of $1 billion at strike prices between 2% and 3%. These caps were effective at various times between April 2014 and April 2016 and expire in April 2019. The 2014 Caps are accounted for as cash flow hedges. As of March 31, 2018, only two of the 2014 Caps remain unexpired, with a notional value of $700 million. IMS Health also entered into three United States dollar and Euro denominated interest rate swap agreements in April 2014 (“2014 Swaps”) to hedge interest rate exposure on notional amounts of approximately $600 million of its borrowings. The 2014 Swaps were effective between April and June 2014, and expire at various times through March 2021. As of March 31, 2018, only two of the 2014 Swaps remain unexpired, with a notional value of $457 million. On these agreements, the Company pays a fixed rate ranging from 1.6% to 2.1% and receives a variable rate of interest equal to the greater of three-month United States dollar London Interbank Offered Rate (“LIBOR”) or three-month Euro Interbank Offered Rate (“EURIBOR”), and 1%. During 2017, the 2014 Swaps ceased to be considered highly effective for accounting purposes and as such, the Company discontinued hedge accounting and prospective changes in the fair value of the Swaps are recognized in earnings.

On June 3, 2015, the Company entered into seven forward starting interest rate swaps (“2015 Swaps”) in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. Interest on the swaps began accruing on June 30, 2016, and the interest rate swaps expire at various times through March 2020. As of March 31, 2018, only four of the 2015 Swaps were still outstanding. The Company pays a fixed rate ranging from 1.9% to 2.1% and receives a variable rate of interest equal to the three-month LIBOR on the outstanding agreements. The critical terms of the 2015 Swaps are substantially the same as the underlying borrowings. These interest rate swaps are being accounted for as cash flow hedges as these transactions were executed to hedge the Company’s interest payments and for accounting purposes are considered highly effective. As such, the effective portion of the hedges is recorded as unrealized gains (losses) on derivatives included in AOCI and the ineffective portion of the hedges is recognized in earnings.

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

Net Investment Risk Management

The Company designates its foreign currency denominated debt as a hedge of its net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the United States dollar. As of March 31, 2018, these borrowings (net of original issue discount) were €4,028 million ($4,965 million). The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the cumulative translation adjustment component of AOCI with the related offset in long-term debt. Those amounts will be reclassified from AOCI to earnings upon the sale or substantial liquidation of these net investments. The amount of foreign exchange losses related to the net investment hedge included in the cumulative translation adjustment component of AOCI for the three months ended March 31, 2018 was $140 million.

The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

		March 31, 2018			December 31, 2017
(in millions)	Balance Sheet Classification	Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$5	$6	$279	$5	$4	$282
Interest rate swaps	Other assets and liabilities	3	—	390	—	1	405
Interest rate caps	Deposits and other assets	2	—	700	1	—	700
Derivatives not designated as hedging instruments:
Interest rate swaps	Other liabilities	—	7	457	—	8	447
Total derivatives		$10	$13		$6	$13

The effect of the Company’s cash flow hedging instruments on other comprehensive (loss) income is summarized in the following table:

	Three Months Ended March 31,
(in millions)	2018	2017
Foreign exchange forward contracts	$(2)	$(1)
Interest rate swaps	5	3
Total	$3	$2

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

The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values at March 31, 2018 and December 31, 2017 due to their short-term nature. At March 31, 2018 and December 31, 2017, the fair value of total debt approximated $10,523 million and $10,432 million, respectively, as determined under Level 2 measurements based on quoted prices for these financial instruments.

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of March 31, 2018:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$47	$—	$—	$47
Derivatives	—	10	—	10
Total	$47	$10	$—	$57
Liabilities:
Derivatives	$—	$13	$—	$13
Contingent consideration	—	—	60	60
Total	$—	$13	$60	$73

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

Contingent consideration — The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Key assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenue performance targets and operating forecasts) and the probability of achieving the specific targets.

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31:

	Contingent Consideration – Accounts Payable and Accrued Expenses
(in millions)	2018	2017
Balance as of January 1	$69	$18
Business combinations	7	—
Contingent consideration paid	(14)	—
Revaluations included in earnings and foreign currency translation adjustments	(2)	—
Balance as of March 31	$60	$18

Revaluations of the contingent consideration are recognized in other expense (income), net on the accompanying condensed consolidated statements of income.

9. Credit Arrangements

The following is a summary of the Company’s revolving credit facilities at March 31, 2018:

Facility	Interest Rates
$1,000 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 2.00% at March 31, 2018
$25 million (receivables financing facility)	LIBOR Market Index Rate (1.88% at March 31, 2018) plus 0.90%
£10 million (approximately $14 million) general banking facility with a European headquartered bank	Bank’s base rate of 0.50% at March 31, 2018 plus 1%

The following table summarizes the Company’s debt at the dates indicated:

(in millions)	March 31, 2018	December 31, 2017
Senior Secured Credit Facilities:
Term A Loan due 2021—U.S. Dollar LIBOR at average floating rates of 4.30%	$833	$844
Term A Loan due 2021—Euro LIBOR at average floating rates of 2.00%	460	453
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 4.30%	746	748
Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 4.30%	1,185	1,188
Term B Loan due 2024—Euro LIBOR at average floating rates of 2.75%	1,461	1,423
Revolving Credit Facility due 2021:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of 3.75%	634	529
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	518	503
3.25% Senior Notes due 2025—Euro denominated	1,756	1,707
3.5% Senior Notes due 2024—Euro denominated	770	749
4.875% Senior Notes due 2023—U.S. Dollar denominated	800	800
Receivables financing facility due 2020—U.S. Dollar LIBOR at average floating rate of 2.78%	275	275
Principal amount of debt	10,488	10,269
Less: unamortized discount and debt issuance costs	(42)	(44)
Less: current portion	(104)	(103)
Long-term debt	$10,342	$10,122

Contractual maturities of long-term debt are as follows at March 31, 2018:

(in millions)
Remainder of 2018	$78
2019	104
2020	379
2021	1,769
2022	34
Thereafter	8,124
$10,488

At March 31, 2018, there were bank guarantees totaling approximately £3 million (approximately $4 million) issued against the availability of the general banking facility.

During the first three months of 2018, the Company borrowed and repaid $405 million and $300 million, respectively, under its revolving credit facilities.

Senior Secured Facilities

At March 31, 2018, the Company’s senior credit facility provided financing of up to approximately $5,685 million, which consisted of $5,319 million principal amount of debt outstanding (as detailed in the table above) and $366 million of available borrowing capacity on the $1,000 million revolving credit facility that expires in 2021. On April 6, 2018, the Company entered into Amendment No. 3 to its Fourth Amended and Restated Credit Agreement that increased the amount of commitments available to the Company and certain of its subsidiaries to $1,500 million under the revolving credit facility. No other terms of the credit agreement were amended.

Restrictive Covenants

The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to consolidated EBITDA, as defined in the senior credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. At March 31, 2018, the Company was in compliance with the financial covenants under its debt agreements in all material respects.

10. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of March 31, 2018 or December 31, 2017.

Equity Repurchase Program

On February 14, 2018, the Board increased the stock repurchase authorization under a previously approved equity repurchase program (the “Repurchase Program”) by $1.5 billion, which increased the total amount that has been authorized under the Repurchase Program to $5.725 billion since the plan’s inception in October 2013. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time.

During the first quarter of 2018, the Company repurchased 874,627 shares of its common stock for approximately $86 million. As of March 31, 2018, the Company has remaining authorization to repurchase up to $1.6 billion of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

Non-controlling Interests

In July 2015, the Company contributed businesses to a joint venture with Quest Diagnostics Incorporated (“Quest”) that was recorded at book value (carryover basis) because the Company owns 60% of the joint venture and maintains control of these businesses. Quest’s 40% non-controlling interest in the joint venture, referred to as Q2 Solutions, was $257 million at March 31, 2018.

	2018	2017
Balance as of January 1	$249	$227
Comprehensive income:
Net income	4	2
Foreign currency adjustments, net of income tax	4	—
Balance as of March 31	$257	$229

11. Business Combinations

The Company completed several immaterial acquisitions during the three months ended March 31, 2018. The Company’s assessment of fair value and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates.  Pro forma information is not presented for these acquisitions as the aggregate operations of the acquired businesses were not significant to the overall operations of the Company.

The following table provides certain financial information for these acquisitions, including the preliminary allocation of the purchase price to certain tangible and intangible assets acquired and goodwill:

	Amortization
(in millions)	Period	2018
Total cost of acquisitions, net of cash acquired(1)		$31
Amounts recorded in the Condensed Consolidated Balance Sheets:
Goodwill		7
Portion of goodwill deductible for income tax purposes		—
Intangible assets:
Customer relationships	8-10 years	20
Non-compete agreements	5 years	1
Software	2-5 years	4
Total intangible assets		$25

(1)	Total cost of acquisitions, net of cash acquired, includes contingent consideration and deferred purchase payments of $11 million.

12. Restructuring

The Company has taken restructuring actions in 2018, 2017 and 2016 to align its resources and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These actions include closing facilities, consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements. Restructuring expense in the first three months of 2018 consisted of severance and related costs of $25 million and facility exit costs of $1 million. These restructuring actions are expected to continue into 2019.

The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs	Exit Costs	Total
Balance at December 31, 2017	$80	$4	$84
Expense, net of reversals	25	1	26
Payments	(23)	(1)	(24)
Foreign currency translation and other	2	—	2
Balance at March 31, 2018	$84	$4	$88

Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals at March 31, 2018 will be paid in 2018 and 2019.

13. Income Taxes

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

The effective income tax rate was 22.4% and 18.9% in the first quarter of 2018 and 2017, respectively. In the first quarter of 2018, the effective income tax rate was favorably impacted by the reduction in the U.S. statutory tax rate to 21% as a result of the Tax Act. This favorability was partially offset by an increased U.S. tax base as a result of the Tax Act. For the three months ended March 31, 2018 and 2017, the effective income tax rate was also favorably impacted by a tax benefit of $47 million and $64 million, respectively, related to purchase accounting amortization of approximately $207 million and $182 million, respectively, as a result of the merger between Quintiles and IMS Health. The favorable impact related to purchase accounting in 2018 was substantially less than in 2017 due to the reduction in the U.S. statutory tax rate to 21% in 2018.

14. Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Company’s pension benefits:

	Three Months Ended March 31,
(in millions)	2018	2017
Service cost	$10	$9
Interest cost	5	5
Expected return on plan assets	(11)	(9)
	$4	$5

Interest cost and expected return on plan assets are recorded in other expense (income), net on the accompanying condensed consolidated statements of income.

The above tables do not include the Company’s expense associated with providing certain executives with supplemental pension benefits as well as postretirement medical, dental and life insurance benefits in accordance with their individual employment arrangements. The Company’s net periodic expense related to these benefits for the three months ended March 31, 2018 was de minimis.

15. Comprehensive Income

Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2017	$(214)	$14	$30	$219	$49
Other comprehensive income before reclassifications	163	1	—	40	204
Reclassification adjustments	—	2	—	(1)	1
Balance at March 31, 2018	$(51)	$17	$30	$258	$254

Below is a summary of the adjustments for (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

	Affected Financial Statement	Three Months Ended March 31,
(in millions)	Line Item	2018	2017
Derivative instruments:
Foreign exchange forward contracts	Revenues	$(2)	$5
Foreign exchange forward contracts	Other expense (income), net	4	(3)
Total before income taxes		2	2
Income tax benefit		1	—
Total net of income taxes		$1	$2

16. Segments

The following table presents the Company’s operations by reportable segment. The Company is managed through three reportable segments, Commercial Solutions, Research & Development Solutions and Integrated Engagement Services. Commercial Solutions provides mission critical information, technology solutions and real-world insights and services to the Company’s life science customers. Research & Development Solutions, which primarily serves biopharmaceutical customers, provides outsourced clinical research and clinical trial related services. Integrated Engagement Services provides health care provider (including contract sales) and patient engagement services to both biopharmaceutical customers and the broader healthcare market.

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

	Three Months Ended March 31,
(in millions)	2018	2017
Revenues
Commercial Solutions	$985	$863
Research & Development Solutions	1,365	1,263
Integrated Engagement Services	213	234
Total revenues	2,563	2,360
Costs of revenue, exclusive of depreciation and amortization
Commercial Solutions	547	467
Research & Development Solutions	923	863
Integrated Engagement Services	182	196
Total costs of revenue	1,652	1,526
Selling, general and administrative expenses
Commercial Solutions	185	164
Research & Development Solutions	156	136
Integrated Engagement Services	18	19
General corporate and unallocated	61	62
Total selling, general and administrative expenses	420	381
Segment profit
Commercial Solutions	253	232
Research & Development Solutions	286	264
Integrated Engagement Services	13	19
Total segment profit	552	515
General corporate and unallocated	(61)	(62)
Depreciation and amortization	(282)	(232)
Restructuring costs	(26)	(19)
Total income from operations	$183	$202

17. Earnings Per Share

The following table presents the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions or the effect of including such stock-based awards in the computation would be anti-dilutive:

	Three Months Ended March 31,
(in millions)	2018	2017
Shares subject to performance conditions	0.7	0.3
Shares subject to anti-dilutive stock-based awards	1.1	1.3
Total shares excluded from diluted earnings per share	1.8	1.6

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (our “2017 10-K”).

In addition to historical condensed consolidated financial information, the following discussion contains or incorporates by reference forward-looking statements within the meaning of the federal securities laws that are not historical facts but reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. We assume no obligation to update any such forward-looking information to reflect actual results or changes in our outlook or the factors affecting such forward-looking information.

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, that most of our contracts may be terminated on short notice, and we may be unable to maintain large customers contracts or to enter into new contracts; our financial results may be adversely affected if we underprice our contracts, overrun our cost estimates or fail to receive approval for or experience delays in documenting change orders; the historical indications of the relationship of our backlog to revenues may not be indicative of their future relationship; we may be unable to maintain our information systems or effectively update or protect them; customer or therapeutic concentration could harm our business; our business is subject to risks associated with international operations, including economic, political and other risks, such as compliance with a myriad of laws and regulations, complications from conducting clinical trials in multiple countries simultaneously and changes in exchange rates; the market for our services may not grow as we expect; government regulators or our customers may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; we may be unable to successfully develop and market new services or enter new markets; our failure to perform services in accordance with contractual requirements, regulatory standards and ethical considerations may subject us to significant costs or liability, which could also damage our reputation and cause us to lose existing business or not receive new business; our services are related to treatment of human patients, and we could face liability if a patient is harmed; we may be unable to successfully identify, acquire and integrate businesses, services and technologies; our investments in our customers’ businesses or drugs and our related commercial rights strategies could have a negative impact on our financial performance; we face risks arising from the restructuring of our operations; our restructuring plans may not result in the annualized cost savings we expect; and we have substantial indebtedness and may incur additional indebtedness in the future, which could adversely affect our financial condition. For a further discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as updated in this Quarterly Report on Form 10-Q.

Overview

IQVIA Holdings Inc. (“IQVIA,” the “Company,” “we,” “our” and/or “us”) is a leading global provider of advanced analytics, technology solutions, and contract research services to the life sciences industry. We apply human data science – leveraging the analytic rigor and clarity of data science to the ever-expanding scope of human science – to enable companies to reimagine and develop new approaches to clinical development and commercialization, speed innovation, and accelerate improvements in healthcare outcomes. Powered by the IQVIA CORE™, we deliver unique and actionable insights at the intersection of large-scale analytics, transformative technology and extensive domain expertise, as well as execution capabilities. With more than 55,000 employees, we conduct operations in more than 100 countries.

We manage our business through three reportable segments, Commercial Solutions, Research & Development Solutions and Integrated Engagement Services. Commercial Solutions provides critical information, technology solutions and real-world insights and services to our life science customers. Research & Development Solutions, which primarily serves biopharmaceutical customers, is engaged in research and development and provides clinical research and clinical trial services. Integrated Engagement Services provides contract sales to both biopharmaceutical customers and the broader healthcare market.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective method and ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). As a result of the adoption of ASU 2014-09 and ASU 2017-07, the Company retrospectively adjusted related presentations in its condensed consolidated financial statements, and amounts and disclosures set forth in this Form 10-Q reflect these changes. See “Note 1 Summary of Significant Accounting Policies” within Item 1 of this Form 10-Q for more information about these changes.

Sources of Revenue

Total revenues are comprised of revenues from the provision of our services. We do not have any material product revenues.

Costs and Expenses

Our costs and expenses are comprised primarily of our costs of revenue, which includes reimbursed expenses, and selling, general and administrative expenses. Costs of revenue include compensation and benefits for billable employees and personnel involved in production, data management and delivery, and the costs of acquiring and processing data for our information offerings; costs of staff directly involved with delivering technology-related services offerings and engagements, related accommodations and the costs of data purchased specifically for technology services engagements; costs related to facilities; costs related to training and expenses for information technology (“IT”), reimbursed expenses that are comprised principally of payments to investigators who oversee clinical trials and travel expenses for our clinical monitors and sales representatives; and other expenses directly related to service contracts such as courier fees, laboratory supplies, professional services and travel expenses. Selling, general and administrative expenses include costs related to sales, marketing, and administrative functions (including human resources, legal, finance and general management) for compensation and benefits, travel, professional services, facilities and training and expenses for IT.

Foreign Currency Translation

In the first three months of 2018, approximately 35% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 55 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period-to-period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results.

Consolidated Results of Operations

For information regarding our results of operations for Commercial Solutions, Research & Development Solutions and Integrated Engagement Services, refer to “Segment Results of Operations” later in this section.

Revenues

	Three Months Ended March 31,		Change
(in millions)	2018	2017	$	%
Revenues	$2,563	$2,360	$203	8.6%

For the first quarter of 2018, our revenues increased $203 million, or 8.6%, as compared to the same period in 2017. This increase was comprised of constant currency revenue growth of approximately $123 million, or 5.2%, and a positive impact of approximately $80 million from the effects of foreign currency fluctuations. The constant currency revenue growth was comprised of an $80 million increase in Commercial Solutions and a $73 million increase in Research & Development Solutions offset by a $30 million decrease in Integrated Engagement Services.

Costs of Revenue, exclusive of Depreciation and Amortization

	Three Months Ended March 31,
(in millions)	2018	2017
Costs of revenue, exclusive of depreciation and amortization	$1,652	$1,526
% of revenues	64.5%	64.7%

The $126 million increase in costs of revenues, exclusive of depreciation and amortization, for the three months ended March 31, 2018 as compared to the same period in 2017, included a constant currency increase of approximately $68 million, or 4.5%, and a negative impact of approximately $58 million from the effects of foreign currency fluctuations. The constant currency increase consisted of a $55 million increase in Commercial Solutions and a $35 million increase in Research and Development Solutions offset by a $22 million decrease in Integrated Engagement Services. As a percentage of revenues, costs of revenue for the three months ended March 31, 2018 were 64.5%, consistent with the percentage for the same period in 2017.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
(in millions)	2018	2017
Selling, general and administrative expenses	$420	$381
% of revenues	16.4%	16.1%

The $39 million increase in selling, general and administrative expenses for the three months ended March 31, 2018 as compared to the same period in 2017, included a constant currency increase of approximately $20 million, or 5.2% and a negative impact of approximately $19 million from the effects of foreign currency fluctuations. The constant currency growth primarily consisted of a $15 million increase in Research and Development Solutions and a $10 million increase in Commercial Solutions offset by decreases of $3 million in general corporate and unallocated expenses and $2 million in Integrated Engagement Services.

Depreciation and Amortization

	Three Months Ended March 31,
(in millions)	2018	2017
Depreciation and amortization	$282	$232
% of revenues	11.0%	9.8%

The $50 million increase in depreciation and amortization in the three months ended March 31, 2018, as compared to the same period in 2017, is due to higher intangible asset balances as a result of foreign currency fluctuations and acquisitions occurring in 2017 and 2018.

Restructuring Costs

	Three Months Ended March 31,
(in millions)	2018	2017
Restructuring costs	$26	$19

During the three months ended March 31, 2018 and 2017, we recognized $26 million and $19 million of restructuring charges, net of reversals, for changes in estimates under our existing restructuring plans. The remaining actions under these plans are expected to occur throughout 2018 and into 2019 and are expected to consist of severance, facility closure and other exit-related costs.

Interest Income and Interest Expense

	Three Months Ended March 31,
(in millions)	2018	2017
Interest income	$(2)	$(2)
Interest expense	$96	$75

Interest income includes interest received primarily from bank balances and investments.

Interest expense during the first quarter of 2018 was higher than the same period in 2017 due to an increase in the average debt outstanding, primarily as a result of the February 2017 issuance of €1,425 million (approximately $1,522 million) of 3.25% senior notes, the September 2017 issuance of €420 million (approximately $501 million) of 2.875% senior notes and the incremental term B loan of $750 million.

Loss on Extinguishment of Debt

	Three Months Ended March 31,
(in millions)	2018	2017
Loss on extinguishment of debt	$—	$3

During the three months ended March 31, 2017, we recognized a $3 million loss on extinguishment of debt for fees and expenses incurred related to the refinancing of our senior secured credit facilities.

Other Expense (Income), Net

	Three Months Ended March 31,
(in millions)	2018	2017
Other expense (income), net	$4	$(1)

Other expense (income), net for the three months ended March 31, 2018 decreased by $5 million, as compared to the same period in the prior year, primarily as a result of higher foreign currency losses and gains of $2 million on investments in mutual funds recognized in the first quarter of 2017 that did not reoccur in 2018.

Income Tax Expense

	Three Months Ended March 31,
(in millions)	2018	2017
Income tax expense	$19	$24

The effective income tax rate was 22.4% and 18.9% during the first quarter of 2018 and 2017, respectively. In the first quarter of 2018, our effective income tax rate was favorably impacted by the reduction in the United States (“U.S.”) statutory tax rate to 21% as a result of the Tax Cuts and Jobs Act enacted in 2017 (the “Tax Act”). This favorability was partially offset by an increased U.S. tax base as a result of the Tax Act. For the three months ended March 31, 2018 and 2017, our effective income tax rate was also favorably impacted by a tax benefit of $47 million and $64 million, respectively, related to purchase accounting amortization of approximately $207 million and $182 million, respectively, as a result of the merger between Quintiles Transnational Holdings Inc. (“Quintiles”) and IMS Health Holdings, Inc. (“IMS Health”). The favorable impact related to purchase accounting in 2018 was substantially less than 2017 due to the reduction in the U.S. statutory tax rate to 21% in 2018.

Equity in Earnings (Losses) of Unconsolidated Affiliates

	Three Months Ended March 31,
(in millions)	2018	2017
Equity in earnings (losses) of unconsolidated affiliates	$7	$(1)

Equity in earnings (losses) of unconsolidated affiliates primarily included earnings (losses) from our investment in NovaQuest Pharma Opportunities Fund III, L.P.

Net Income Attributable to Non-controlling Interests

	Three Months Ended March 31,
(in millions)	2018	2017
Net income attributable to non-controlling interests	$(4)	$(2)

Net income attributable to non-controlling interests primarily included Quest Diagnostics Incorporated’s interest in Q2 Solutions.

Segment Results of Operations

The Company’s revenues and profit by segment are as follows:

Three Months Ended March 31, 2018 and 2017
	Segment Revenues		Segment Profit
(in millions)	2018	2017	2018	2017
Commercial Solutions	$985	$863	$253	$232
Research & Development Solutions	1,365	1,263	286	264
Integrated Engagement Services	213	234	13	19
Total	2,563	2,360	552	515
General corporate and unallocated			(61)	(62)
Depreciation and amortization			(282)	(232)
Restructuring costs			(26)	(19)
Consolidated	$2,563	$2,360	$183	$202

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

Commercial Solutions

	Three Months Ended March 31,		Change
(in millions)	2018	2017	$	%
Revenues	$985	$863	$122	14.1%
Costs of revenue, exclusive of depreciation and amortization	547	467	80	17.1
Selling, general and administrative	185	164	21	12.8
Segment profit	$253	$232	$21	9.1%

Revenues

Commercial Solutions’ revenues were $985 million for the first quarter of 2018, an increase of $122 million over the same period in 2017. This increase was comprised of constant currency revenue growth of approximately $80 million, or 9.3%, and a positive impact of approximately $42 million from the effects of foreign currency fluctuations. The constant currency increase resulted primarily from revenue growth in the Americas region as well as the Europe and Africa region. The revenue growth in these regions resulted from growth across technology solutions, information offerings and real world analytical services as well as acquisitions that closed during 2017.

Costs of Revenue, exclusive of Depreciation and Amortization

Commercial Solutions’ costs of revenue increased $80 million in the first quarter of 2018 over the same period in 2017. This increase included constant currency growth of approximately $55 million, or 11.8%, and a negative impact of approximately $25 million from the effects of foreign currency fluctuations. The constant currency increase was primarily due to an increase in compensation and related expenses to support revenue growth and incremental costs from acquisitions that closed during 2017.

Selling, General and Administrative Expenses

Commercial Solutions’ selling, general and administrative expenses increased $21 million, or 12.8%, in the first quarter of 2018 as compared to the same period in 2017, which includes a constant currency increase of approximately $10 million, or 6.1%, and a negative impact of approximately $11 million from the effects of foreign currency fluctuations. The constant currency increase was primarily related to an increase in compensation and related expenses from an increase in headcount to support revenue growth and incremental costs from acquisitions that closed during 2017.

Research & Development Solutions

	Three Months Ended March 31,		Change
(in millions)	2018	2017	$	%
Revenues	$1,365	$1,263	$102	8.1%
Costs of revenue, exclusive of depreciation and amortization	923	863	60	7.0
Selling, general and administrative expenses	156	136	20	14.7
Segment profit	$286	$264	$22	8.3%

Backlog

Research and Development Solutions contracted backlog was $15.16 billion at March 31, 2018, including reimbursed expenses, and we expect approximately $4.6 billion of this backlog to convert to revenue in the next 12 months. Contracted backlog was $14.84 billion at December 31, 2017, including reimbursed expenses.

Revenues

Research & Development Solutions’ revenues were $1,365 million in the first quarter of 2018, an increase of $102 million, or 8.1%, over the same period in 2017. This increase was comprised of constant currency revenue growth of approximately $73 million, or 5.8%, and a positive impact of approximately $29 million from the effects of foreign currency fluctuations.

The constant currency revenue growth primarily included volume-related increases in Asia-Pacific as well as acquisitions that closed during 2017.

Costs of Revenue, exclusive of Depreciation and Amortization

Research & Development Solutions’ costs of revenue increased $60 million, or 7.0%, in the first quarter of 2018 over the same period in 2017. This increase included constant currency growth of approximately $35 million, or 4.1% and a negative impact of approximately $25 million from the effects of foreign currency fluctuations.

The constant currency costs of revenue increase was primarily due to an increase in compensation and related expenses as a result of increased headcount to support revenue growth and our next generation of clinical development capabilities, which include data-driven methods and technology to optimize trial design, as well as incremental costs from acquisitions that closed during 2017.

Selling, General and Administrative Expenses

Research & Development Solutions’ selling, general and administrative expenses increased $20 million, or 14.7%, in the first quarter of 2018 as compared to the same period in 2017, which includes a constant currency increase of approximately $15 million, or 11.0%, and a negative impact of approximately $5 million from the effects of foreign currency fluctuations.  The constant currency increase was primarily related to an increase in compensation and related expenses from an increase in headcount to support revenue growth and our next generation of clinical development capabilities, as well as incremental costs of acquisitions that closed during 2017.

Integrated Engagement Services

	Three Months Ended March 31,		Change
(in millions)	2018	2017	$	%
Revenues	$213	$234	$(21)	(9.0)%
Costs of revenue, exclusive of depreciation and amortization	182	196	(14)	(7.1)
Selling, general and administrative expenses	18	19	(1)	(5.3)
Segment profit	$13	$19	$(6)	(31.6)%

Revenues

Integrated Engagement Services’ revenues were $213 million in the first quarter of 2018, a decrease of $21 million, or 9.0%, over the same period in 2017. This decrease included a constant currency revenue decrease of approximately $30 million, or 12.8%, partially offset by approximately $9 million from the positive effects of foreign currency fluctuations.  The decline in revenue was largely due to cancellations in the Americas region.

Costs of Revenue, exclusive of Depreciation and Amortization

Integrated Engagement Services’ costs of revenue decreased $14 million, or 7.1%, in the first quarter of 2018 as compared to the first quarter of 2017. This decrease included a constant currency decrease of approximately $22 million, or 11.2%, partially offset by approximately $8 million from the negative effects of foreign currency fluctuations. The constant currency costs decline was due to a decrease in compensation and related expenses resulting from a decrease in billable headcount.

Selling, General and Administrative Expenses

Integrated Engagement Services’ selling, general and administrative expenses remained relatively flat in the first quarter of 2018 as compared to the same period in 2017.

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

We had a cash balance of $960 million at March 31, 2018 ($255 million of which was in the United States), an increase from $959 million at December 31, 2017.

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

Equity Repurchase Program

During the first quarter of 2018, we repurchased 874,627 shares of our common stock for approximately $86 million. As of March 31, 2018, we have remaining authorization to repurchase up to $1.6 billion of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program. See Note 10 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details regarding our repurchase program.

Debt

As of March 31, 2018, we had $10.5 billion of total indebtedness, excluding $0.4 billion of additional available borrowings under our revolving credit facilities. On April 6, 2018, we amended our credit agreement to increase our revolving credit facility borrowing capacity to $1.5 billion. See Note 9 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information regarding this amendment.

Our long-term debt arrangements contain usual and customary restrictive covenants and, as of March 31, 2018, we believe we were in compliance with our restrictive covenants in all material respects.

Three months ended March 31, 2018 and 2017

Cash Flow from Operating Activities

	Three Months Ended March 31,
(in millions)	2018	2017
Net cash provided by operating activities	$182	$56

Cash provided by operating activities increased $126 million during the first three months of 2018 as compared to the same period in 2017. The increase in cash provided by operating activities includes higher receipts associated with loyalty card programs we administer on behalf of our clients, higher cash-related net income and normal fluctuations in accounts payable, partially offset by slower cash collections from customers. Cash collections from customers can vary significantly each reporting period depending on the timing of cash receipts under contractual payment terms relative to the recognition of revenue over a project lifecycle and the timing of renewals.

Cash Flow from Investing Activities

	Three Months Ended March 31,
(in millions)	2018	2017
Net cash used in investing activities	$(120)	$(240)

Cash used in investing activities decreased $120 million during the first three months of 2018 as compared to the same period in 2017. The decrease is primarily related to lower cash used for the acquisition of businesses in the 2018 period.

Cash Flow from Financing Activities

	Three Months Ended March 31,
(in millions)	2018	2017
Net cash used in financing activities	$(41)	$(176)

Cash used in financing activities decreased $135 million during the first three months of 2018 as compared to the same period in 2017. The decrease in cash used in financing activities was primarily related to a decline in cash used to repurchase common stock ($1,221 million), partially offset by less cash from debt issuances, net of repayments ($1,035 million), $40 million of higher payments related to employee stock purchase and option plans and $14 million from contingent consideration and deferred purchase price payments.

Contractual Obligations and Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Application of Critical Accounting Policies

With the exception of the changes to our accounting for revenue from contracts with customers below and the presentation of the other components of net periodic pension and postretirement benefit cost disclosed in Note 1 to the condensed consolidated financial statements included elsewhere in this Form 10-Q, there have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Revenue Recognition

The Company’s arrangements are primarily service contracts that range in duration from a few months to several years. In some cases, contracts provide for variable consideration that is contingent upon the occurrence of uncertain future events, such as performance incentives (including royalty payments or penalty clauses that can either increase or decrease the transaction price). We estimate the amount of variable consideration at the expected value or at the most likely amount depending on the type of consideration. Estimated amounts are included in the transaction price to the extent it is probable based on available information (historical, current and forecasted). Cash payments made to customers as incentives to induce the customers to enter into service agreements with us are amortized as a reduction of revenue over the period the services are performed. We record revenues net of any tax assessments by governmental authorities, such as value added taxes, that are imposed on and concurrent with specific revenue generating transactions.

We derive the majority of our revenues in the Commercial Solutions segment from various information and technology services offerings. Technology services offerings may contain multiple performance obligations consisting of a mix of small and large-scale services and consulting projects, multi-year outsourcing contracts and Software-as-a-Service (“SaaS”) arrangements. These arrangements typically have terms ranging from several weeks to three years, with a majority having terms of one year or less. For arrangements that include multiple performance obligations, the transaction price is allocated to the identified performance obligations based on their relative standalone selling prices. For these contracts, the standalone selling prices are based on our normal pricing practices when sold separately with consideration of market conditions and other factors, including customer demographics and geographic location.

 The majority of revenue in our Research & Development Solutions segment is recognized over time using a cost-based input method since there is no single output measure that would fairly depict the transfer of control over the life of the performance obligation. Progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Costs included in the measure of progress include direct labor and third-party costs (such as payments to investigators and travel expenses for the Company’s clinical monitors). This cost-based method of revenue recognition requires us to make estimates of costs to complete our projects on an ongoing basis. Significant judgment is required to evaluate assumptions related to these estimates. These significant estimates of project costs are updated and adjusted on a regular basis. These updates and adjustments are likely to result in variability in our revenue recognition from period to period that may cause unexpected variability in our operating results. At any point in time, we are working on thousands of active client projects, which are governed by individual contracts. Most projects are customized based on the needs of the client, the type of services being provided, therapeutic indication of the drug, geographic locations and other variables. Project specific terms related to pricing, billing terms and the scope and type of services to be provided are generally negotiated and contracted on a project-by-project basis. Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. In such situations, we enter into negotiations for a contract amendment to reflect the change in scope and the related price. Depending on the complexity of the amendment, the negotiation process can take from a few weeks for a simple adjustment to several months for a complex amendment. Management may authorize the project team to commence work on activities outside the contract scope while we negotiate and finalize the contract amendment. In these limited cases, if we are not able to obtain a contract amendment from the client, our profit margin on the arrangement may be impacted. This result occurs because our costs of delivery are expensed as they are incurred, while revenue is not recognized unless the client has agreed to the changes in scope and renegotiated pricing terms in a form that meets the definition of a contract under Accounting Standards Codification Topic 606 “Revenue from Contracts with Customers.”

The majority of revenue in our Integrated Engagement Services segment is from contract sales to the biopharmaceutical industry and broader healthcare market and recognized over time using a single measure of progress dependent on the performance obligation.  Some of our Integrated Engagement Services contracts contain multiple performance obligations with distinct promises including recruiting, sales force automation and deployment of sales representatives. The nature of the terms of these performance obligations will vary based on the customized needs of the customer. For contracts that have multiple performance obligations, the standalone selling prices of our performance obligations are not directly observable since they are rarely sold standalone. Therefore, we estimate the standalone selling prices using an expected cost plus a margin approach under which expected costs of satisfying a performance obligation are forecasted and added to an appropriate margin for that distinct good or service.

See Note 1 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

For a discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes from the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

On October 30, 2013, our Board approved the Repurchase Program authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. Our Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of our common stock by $600 million, $1.5 billion, $2.0 billion and $1.5 billion in 2015, 2016, 2017 and February 2018, respectively, which increased the total amount that has been authorized under the Repurchase Program to $5.725 billion. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. We may also repurchase shares of our common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, which would permit shares of our common stock to be repurchased when we might otherwise be precluded from doing so by law. Repurchases of vested in-the-money employee stock options were made through transactions between us and our employees (other than our executive officers, who were not eligible to participate in the program), and this aspect of the Repurchase Program expired in November 2013. The Repurchase Program for common stock does not have an expiration date.

Since the merger between Quintiles and IMS Health, we have repurchased 44.7 million shares of our common stock at an average market price per share of $83.10 for an aggregate purchase price of $3,715 million both under and outside of the Repurchase Program.

From inception of the Repurchase Program through March 31, 2018, we have repurchased a total of $4,129 million of our securities under the Repurchase Program consisting of $59 million of stock options and $4,070 million of common stock. During the first quarter of 2018, the Company repurchased 874,627 shares of our common stock for approximately $86 million. As of March 31, 2018, we have remaining authorization to repurchase up to $1.6 billion of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

The following table summarizes the monthly equity repurchase program activity for the three months ended March 31, 2018 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2018 — January 31, 2018	—	$—	—	$182
February 1, 2018 — February 28, 2018	0.5	$99.29	0.5	$1,637
March 1, 2018 — March 31, 2018	0.4	$97.98	0.4	$1,596
	0.9		0.9

Item 6. Exhibits

The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.1

Amendment No. 3 to Fourth Amended and Restated Credit Agreement, dated April 6, 2018, by and among IQVIA Inc., IQVIA Holdings Inc., the other Borrowers party thereto, the other Guarantors party thereto, Bank of America, N.A., as administrative agent, and the Incremental Revolving Credit Lenders party thereto.

X

21.1	List of Subsidiaries of IQVIA Holdings Inc.	X

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

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

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2018.

IQVIA HOLDINGS INC.

/s/ Michael R. McDonnell
Michael R. McDonnell Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)