Form 10-Q
period 2018-06-30
IQVIA HOLDINGS INC.
filed 2018-07-27
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	202,586,895 shares outstanding as of July 20, 2018

IQVIA HOLDINGS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Revenues	$2,567	$2,355	$5,130	$4,715
Costs of revenue, exclusive of depreciation and amortization	1,674	1,557	3,326	3,083
Selling, general and administrative expenses	424	378	844	759
Depreciation and amortization	282	245	564	477
Impairment charges	—	40	—	40
Restructuring costs	17	9	43	28
Income from operations	170	126	353	328
Interest income	(1)	(1)	(3)	(3)
Interest expense	107	81	203	156
Loss on extinguishment of debt	2	—	2	3
Other income, net	(26)	(2)	(22)	(3)
Income before income taxes and equity in earnings of unconsolidated affiliates	88	48	173	175
Income tax expense (benefit)	24	(14)	43	10
Income before equity in earnings of unconsolidated affiliates	64	62	130	165
Equity in earnings of unconsolidated affiliates	4	4	11	3
Net income	68	66	141	168
Net income attributable to non-controlling interests	(7)	(4)	(11)	(6)
Net income attributable to IQVIA Holdings Inc.	$61	$62	$130	$162
Earnings per share attributable to common stockholders:
Basic	$0.30	$0.28	$0.63	$0.72
Diluted	$0.29	$0.28	$0.62	$0.71
Weighted average common shares outstanding:
Basic	205.7	217.6	206.6	223.8
Diluted	209.9	222.3	210.9	228.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net income	$68	$66	$141	$168
Comprehensive (loss) income adjustments:
Unrealized gains (losses) on derivative instruments, net of income tax expense (benefit) of $2, ($2), $2 and ($3)	3	(2)	4	(1)
Foreign currency translation, net of income tax expense (benefit) of $68, ($80), $28 and ($79)	(365)	217	(158)	339
Reclassification adjustments:
(Gains) losses on derivative instruments included in net income, net of income tax expense of $—, $—, $1 and $—	(1)	—	—	2
Comprehensive (loss) income	(295)	281	(13)	508
Comprehensive income attributable to non-controlling interests	(2)	(6)	(10)	(8)
Comprehensive (loss) income attributable to IQVIA Holdings Inc.	$(297)	$275	$(23)	$500

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions, except per share data)	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$879	$959
Trade accounts receivable and unbilled services, net	2,172	2,097
Prepaid expenses	158	146
Income taxes receivable	52	47
Investments in debt, equity and other securities	49	46
Other current assets and receivables	277	259
Total current assets	3,587	3,554
Property and equipment, net	415	440
Investments in debt, equity and other securities	25	8
Investments in unconsolidated affiliates	85	70
Goodwill	11,844	11,850
Other identifiable intangibles, net	6,297	6,591
Deferred income taxes	108	109
Deposits and other assets	265	235
Total assets	$22,626	$22,857
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,997	$1,986
Unearned income	940	985
Income taxes payable	121	72
Current portion of long-term debt	101	103
Other current liabilities	7	10
Total current liabilities	3,166	3,156
Long-term debt	10,627	10,122
Deferred income taxes	813	895
Other liabilities	406	440
Total liabilities	15,012	14,613
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized at June 30, 2018 and December 31, 2017, $0.01 par value, 250.4 and 249.5 shares issued at June 30, 2018 and December 31, 2017, respectively	10,836	10,782
Retained earnings	665	538
Treasury stock, at cost, 47.9 and 41.4 shares at June 30, 2018 and December 31, 2017, respectively	(4,033)	(3,374)
Accumulated other comprehensive (loss) income	(104)	49
Equity attributable to IQVIA Holdings Inc.’s stockholders	7,364	7,995
Non-controlling interests	250	249
Total stockholders’ equity	7,614	8,244
Total liabilities and stockholders’ equity	$22,626	$22,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(in millions)	2018	2017
Operating activities:
Net income	$141	$168
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	564	477
Amortization of debt issuance costs and discount	5	4
Amortization of accumulated other comprehensive loss on terminated interest rate swaps	—	3
Stock-based compensation	47	53
Impairment of goodwill and identifiable intangible assets	—	40
(Earnings) loss from unconsolidated affiliates	(11)	7
Gain on investments, net	(3)	—
Benefit from deferred income taxes	(114)	(198)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(114)	(73)
Change in other operating assets and liabilities	(22)	(180)
Net cash provided by operating activities	493	301
Investing activities:
Acquisition of property, equipment and software	(198)	(178)
Acquisition of businesses, net of cash acquired	(227)	(268)
Investments in unconsolidated affiliates, net of payments received	(5)	6
Investments in equity securities	(20)	—
Net cash used in investing activities	(450)	(440)
Financing activities:
Proceeds from issuance of debt	1,631	3,998
Payment of debt issuance costs	(20)	(23)
Repayment of debt and principal payments on capital lease obligations	(682)	(2,515)
Proceeds from revolving credit facility	1,460	853
Repayment of revolving credit facility	(1,779)	(890)
(Payments) proceeds related to employee stock purchase and option plans	(2)	69
Repurchase of common stock	(668)	(1,694)
Distributions to non-controlling interest, net	(9)	(5)
Contingent consideration and deferred purchase price payments	(24)	(3)
Net cash used in financing activities	(93)	(210)
Effect of foreign currency exchange rate changes on cash	(30)	53
Decrease in cash and cash equivalents	(80)	(296)
Cash and cash equivalents at beginning of period	959	1,198
Cash and cash equivalents at end of period	$879	$902

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

The Company

With more than 55,000 employees, IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) conducts business in more than 100 countries. IQVIA is a leading global provider of advanced analytics, technology solutions and contract research services to the life sciences industry.

The Company renamed two of its reportable segments. The reportable segment formerly known as Commercial Solutions is now named Technology & Analytics Solutions and the reportable segment formerly known as Integrated Engagement Services is now named Contract Sales & Medical Solutions. This is a name change only and there are no changes to the composition of either segment.

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

Revenue Recognition

The Company’s arrangements are primarily service contracts that range in duration from a few months to several years. The Company recognizes revenue when control of these services is transferred to the customer for an amount, referred to as the transaction price, that reflects the consideration to which the Company is expected to be entitled in exchange for those goods or services.  The Company determines revenue recognition utilizing the following five steps: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract (promised goods or services that are distinct), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations, and (5) recognition of revenue when, or as, the Company transfers control of the product or service for each performance obligation. Cash payments made to customers as incentives to induce the customers to enter into service agreements with the Company are amortized as a reduction of revenue over the period the services are performed. The Company records revenues net of any tax assessments by governmental authorities, such as value added taxes, that are imposed on and concurrent with specific revenue generating transactions.

The Company derives the majority of its revenues in the Technology & Analytics Solutions segment from various information and technology service offerings. Information offerings (primarily under fixed-price contracts) typically include multiple performance obligations including an ongoing subscription-based deliverable for which revenue is recognized ratably as earned over the contract period, and/or a one-time deliverable of data offerings for which revenue is recognized upon delivery. The customer is able to benefit from the provision of data as it is received. The Company’s subscription arrangements typically have terms ranging from one to three years and are generally non-cancelable and do not contain refund-type provisions. Technology services offerings may contain multiple performance obligations consisting of a mix of small and large-scale services and consulting projects, multi-year outsourcing contracts and Software-as-a-Service (“SaaS”) arrangements. These arrangements typically have terms ranging from several weeks to three years, with a majority having terms of one year or less. For arrangements that include multiple performance obligations, the transaction price is allocated to the identified performance obligations based on their relative standalone selling prices. For these contracts, the standalone selling prices are based on the Company’s normal pricing practices when sold separately with consideration of market conditions and other factors, including customer demographics and geographic location. Revenues for services engagements where the transfer of control occurs ratably over time are recognized on a straight-line basis over the term of the arrangement. Revenues from time and material contracts are recognized based on hours as the services are provided. Revenues from fixed price ad hoc services and consulting contracts are recognized over the contract term based on the ratio of the number of hours incurred for services provided during the period compared to the total estimated hours to be incurred over the entire arrangement (hours-based). Technology services offerings meet the over time criterion, as another party would not need to substantially re-perform the work already completed to satisfy the remaining obligations if the services were migrated to another party.

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

The Company derives the majority of its revenues in its Contract Sales & Medical Solutions segment by providing contract sales and market access professionals to customers within the biopharmaceutical industry on a fee-for-service basis. Some of the Company’s Contract Sales & Medical Solutions contracts contain multiple performance obligations with distinct promises including recruiting, sales force automation and deployment of sales representatives. The nature of the terms of these performance obligations will vary based on the customized needs of the customer. For contracts that have multiple performance obligations, the standalone selling prices of the Company’s performance obligations are not directly observable since they are rarely sold standalone. Therefore, the Company estimates the standalone selling prices using an expected cost plus a margin approach under which expected costs of satisfying a performance obligation are forecasted and added to an appropriate margin for that distinct good or service. The Company utilizes a single measure of progress for each performance obligation to recognize revenue, which includes deployment of sales representatives based on employee days worked; recruiting based on candidates recruited; sales force automation set-up based on hours worked; and sales force automation hosting and maintenance based on usage. These services meet the over time criterion as the customer consumes the benefit as activities are performed and another party would not need to substantially re-perform the work already completed to satisfy the remaining obligations if the services were migrated to another party.

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

Change Orders

Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in transaction price. Change orders are evaluated on a contract-by-contract basis to determine if they should be accounted for as a new contract or as part of the existing contract. Generally, services from change orders are not distinct from the original performance obligation. As a result, the effect that the contract modification has on the contract revenue, and measure of progress, is recognized as an adjustment to revenue when it occurs.

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

Recently Issued Accounting Standards

Accounting pronouncements adopted

In March 2017, the FASB issued new accounting guidance that requires the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs, and requires that the other components of net periodic benefit expense be recognized in the non-operating section of the income statement (“ASU 2017-07”). In addition, only the service cost component of net periodic benefit expense is eligible for capitalization when applicable. The Company adopted this new accounting guidance on January 1, 2018. The Company retrospectively adjusted the presentation of the other components of net periodic pension and postretirement benefit cost in the income statements. See “Adjustments to Previously Reported Financial Statements from the Adoption of Accounting Pronouncements” included elsewhere in Note 1 for further details regarding the effects of the adoption of ASU 2017-07.

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

In May 2014, the FASB and the International Accounting Standards Board issued a converged standard on the recognition of revenue from contracts with customers (“ASU 2014-09”). The objective of the new standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under the new standard, revenue is recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 on January 1, 2018 using the full retrospective method. See “Revenue Recognition” and “Adjustments to Previously Reported Financial Statements from the Adoption of Accounting Pronouncements” included elsewhere in Note 1 for further discussion regarding the effects of the adoption of ASU 2014-09.

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

The following table presents the effect of the adoption of ASU 2014-09 and ASU 2017-07 on the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2017 (in millions, except per share amounts):

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	As Previously Reported	As Recast	As Previously Reported	As Recast
Total revenues	$2,375	$2,355	$4,697	$4,715
Cost of revenues, exclusive of depreciation and amortization	1,560	1,557	3,083	3,083
Selling, general and administrative expenses	370	378	750	759
Income from operations	151	126	319	328
Other expense (income), net	3	(2)	6	(3)
Income before income taxes and equity in earnings of unconsolidated affiliates	68	48	157	175
Income tax (benefit) expense	(7)	(14)	5	10
Income before equity in earnings of unconsolidated affiliates	75	62	152	165
Net income	79	66	155	168
Net income attributable to IQVIA Holdings Inc.	75	62	149	162
Earnings per share attributable to common stockholders:
Basic	$0.35	$0.28	$0.67	$0.72
Diluted	$0.34	$0.28	$0.65	$0.71

Adoption of the above standards had no impact to cash from or used in operating, financing, or investing activities on the Company’s condensed consolidated statement of cash flow for the six months ended June 30, 2017.

Accounting pronouncements being evaluated

In June 2018, the FASB issued new accounting guidance that largely aligns the accounting for share-based payment awards issued to employees and nonemployees. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. The new accounting guidance will be effective for the Company on January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

In February 2018, the FASB issued new accounting guidance that will allow a reclassification from accumulated other comprehensive income to retained earnings for “stranded income tax effects” resulting from the Tax Act. Because the income statement impact related to the reduction of the historical corporate income tax rate under the Tax Act is required to be included in income tax expense, the guidance acknowledges that the income tax effects of items within accumulated other comprehensive income (“stranded income tax effects”) do not reflect the appropriate income tax rate. The new accounting guidance will be effective for the Company on January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

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

In February 2016, the FASB issued new accounting guidance that requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. The income statement will reflect lease expense for operating leases, and amortization and interest expense for financing leases. The Company plans to adopt the new standard on its effective date of January 1, 2019. The Company plans to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the new guidance. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations

The following tables represent revenues by geographic region and reportable segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$508	$631	$92	$1,231
Europe and Africa	374	414	59	847
Asia-Pacific	129	305	55	489
Total revenues	$1,011	$1,350	$206	$2,567

	Three Months Ended June 30, 2017
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$438	$564	$115	$1,117
Europe and Africa	325	401	62	788
Asia-Pacific	122	267	61	450
Total revenues	$885	$1,232	$238	$2,355

	Six Months Ended June 30, 2018
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$979	$1,239	$185	$2,403
Europe and Africa	752	861	124	1,737
Asia-Pacific	265	615	110	990
Total revenues	$1,996	$2,715	$419	$5,130

	Six Months Ended June 30, 2017
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$850	$1,167	$228	$2,245
Europe and Africa	648	811	124	1,583
Asia-Pacific	250	517	120	887
Total revenues	$1,748	$2,495	$472	$4,715

No customer accounted for 10% or more of consolidated revenues for the three and six months ended June 30, 2018 or 2017.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2018, approximately $17.3 billion of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenue on approximately 40% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement. The Company applied the practical expedient that permits the omission of prior period information about its remaining performance obligations. No other practical expedients were applied.

3.  Trade Accounts Receivable, Unbilled Services and Unearned Income

Trade accounts receivables and unbilled services consist of the following:

(in millions)	June 30, 2018	December 31, 2017
Trade accounts receivable:
Billed	$1,077	$1,229
Unbilled services	1,109	883
Trade accounts receivable and unbilled services	2,186	2,112
Allowance for doubtful accounts	(14)	(15)
Trade accounts receivable and unbilled services, net	$2,172	$2,097

Unbilled services and unearned income was as follows:

(in millions, except percentages)	June 30, 2018	December 31, 2017	$ Change
Unbilled services	$1,109	$883	$226
Unearned income	(940)	(985)	45
Net balance	$169	$(102)	$271

Unbilled services, which is comprised of approximately equal parts of unbilled receivables and contract assets as of June 30, 2018, increased by $226 million as compared to December 31, 2017. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income decreased by $45 million over the same period resulting in an increase of $271 million in the net balance of unbilled services and unearned income between December 31, 2017 and June 30, 2018. These fluctuations are primarily due to timing of payments and invoicing related to the Company’s Research & Development Solutions contracts.

Bad debt expense recognized on the Company’s receivables and unbilled services was de minimis for the three and six months ended June 30, 2018 and 2017.

4. Investments – Debt, Equity and Other Securities

Current

The Company’s short-term investments in debt, equity and other securities consist primarily of trading investments in mutual funds and are measured at fair value with realized and unrealized gains and losses recorded in other income, net on the accompanying condensed consolidated statements of income.

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

In February 2018, the Company made an investment in COTA, Inc. (“COTA”) for a minority ownership interest. The Company’s investment in COTA does not meet the criteria to be accounted for under the equity method or to be consolidated and as a result is subject to ASU 2016-01 noted above. The Company’s investment in COTA does not have a readily determinable fair value and does not qualify for the existing practical expedient in ASC 820. The Company has elected to utilize the new measurement alternative provided for in ASC 321 “Investments – Equity Securities.” The Company’s minority interest in COTA was $20 million as of June 30, 2018.

5. Variable Interest Entities

As of June 30, 2018, the Company’s investments in unconsolidated variable interest entities (“VIEs”) and its estimated maximum exposure to loss were as follows:

(in millions)	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
NovaQuest Pharma Opportunities Fund III, L.P. (“NovaQuest Fund III”)	$38	$45
NovaQuest Pharma Opportunities Fund IV, L.P. (“NovaQuest Fund IV”)	8	15
NovaQuest Pharma Opportunities Fund V, L.P. (“NovaQuest Fund V”)	4	45
NovaQuest Private Equity Fund I, L.P. (“NovaQuest PE Fund I”)	4	5
Pappas Life Science Ventures V, L.P. (“Pappas Fund V”)	1	5
	$55	$115

In April 2018, the Company committed to invest up to $45 million and $5 million as a limited partner in NovaQuest Fund V and NovaQuest PE Fund I, respectively. The Company expects these investments to be funded over the next several years.

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

6. Goodwill

The following is a summary of goodwill by reportable segment for the six months ended June 30, 2018:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2017	$10,348	$1,385	$117	$11,850
Business combinations	104	12	18	134
Impact of foreign currency fluctuations and other	(137)	(3)	—	(140)
Balance as of June 30, 2018	$10,315	$1,394	$135	$11,844

7. Derivatives

Foreign Exchange Risk Management

As of June 30, 2018, the Company held foreign currency forward contracts to (i) hedge certain forecasted foreign exchange cash flows arising from service contracts (“Service Contract Hedging”) and (ii) hedge non-United States dollar anticipated intercompany royalties (“Royalty Hedging”). It is the Company’s policy to enter into foreign currency transactions only to the extent necessary to reduce earnings and cash flow volatility associated with foreign exchange rate movements. The Company does not enter into foreign currency transactions for investment or speculative purposes.

As of June 30, 2018, the Company had open Service Contract Hedging and Royalty Hedging contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2018 with notional amounts totaling $266 million. For accounting purposes these hedges are considered highly effective. As of June 30, 2018 and December 31, 2017, the Company had recorded gross unrealized gains (losses) of $6 million and ($4) million and $5 million and ($4) million, respectively, related to these contracts. Upon expiration of the hedge instruments during 2018, the Company will reclassify the unrealized holding gains and losses on the derivative instruments included in accumulated other comprehensive income (loss) (“AOCI”) into earnings. The unrealized gains (losses) are included in other current assets and liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

Interest Rate Risk Management

The Company purchases interest rate caps and has entered into interest rate swap agreements for purposes of managing its exposure to interest rate fluctuations.

In April 2014, IMS Health Holdings, Inc. (“IMS Health”), one of the predecessors to the Company prior to the merger of Quintiles Transnational Holdings Inc. (“Quintiles”) and IMS Health, purchased three United States dollar denominated interest rate caps (“2014 Caps”) with a total notional value of $1 billion at strike prices between 2% and 3%. These caps were effective at various times between April 2014 and April 2016 and expire in April 2019. The 2014 Caps are accounted for as cash flow hedges. As of June 30, 2018, only two of the 2014 Caps remain unexpired, with a notional value of $700 million. IMS Health also entered into three United States dollar and Euro denominated interest rate swap agreements in April 2014 (“2014 Swaps”) to hedge interest rate exposure on notional amounts of approximately $600 million of its borrowings. The 2014 Swaps were effective between April and June 2014, and expire at various times through March 2021. As of June 30, 2018, only two of the 2014 Swaps remain unexpired, with a notional value of $439 million. On these agreements, the Company pays a fixed rate ranging from 1.6% to 2.1% and receives a variable rate of interest equal to the greater of three-month United States dollar London Interbank Offered Rate (“LIBOR”) or three-month Euro Interbank Offered Rate (“EURIBOR”), and 1%. During 2017, the 2014 Swaps ceased to be considered highly effective for accounting purposes and as such, the Company discontinued hedge accounting and prospective changes in the fair value of the Swaps are recognized in earnings.

On June 3, 2015, the Company entered into seven forward starting interest rate swaps (“2015 Swaps”) in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. Interest on the swaps began accruing on June 30, 2016, and the interest rate swaps expire at various times through March 2020. As of June 30, 2018, only four of the 2015 Swaps were still outstanding. The Company pays a fixed rate ranging from 1.9% to 2.1% and receives a variable rate of interest equal to the three-month LIBOR on the outstanding agreements. The critical terms of the 2015 Swaps are substantially the same as the underlying borrowings. These interest rate swaps are being accounted for as cash flow hedges as these transactions were executed to hedge the Company’s interest payments and for accounting purposes are considered highly effective. As such, the effective portion of the hedges is recorded as unrealized gains (losses) on derivatives included in AOCI and the ineffective portion of the hedges is recognized in earnings.

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

On July 19, 2018, the Company entered into two forward starting interest rate swaps with a total notional value of $500 million in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities.

Net Investment Risk Management

The Company designates its foreign currency denominated debt as a hedge of its net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the United States dollar. As of June 30, 2018, these borrowings (net of original issue discount) were €4,608 million ($5,385 million). The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the cumulative translation adjustment component of AOCI with the related offset in long-term debt. Those amounts will be reclassified from AOCI to earnings upon the sale or substantial liquidation of these net investments. The amount of foreign exchange gains related to the net investment hedge included in the cumulative translation adjustment component of AOCI for the six months ended June 30, 2018 was $118 million.

The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

		June 30, 2018			December 31, 2017
(in millions)	Balance Sheet Classification	Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$6	$4	$266	$5	$4	$282
Interest rate swaps	Other assets and liabilities	4	—	390	—	1	405
Interest rate caps	Deposits and other assets	2	—	700	1	—	700
Derivatives not designated as hedging instruments:
Interest rate swaps	Other liabilities	—	6	439	—	8	447
Total derivatives		$12	$10		$6	$13

The effect of the Company’s cash flow hedging instruments on other comprehensive (loss) income is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Foreign exchange forward contracts	$3	$(4)	$1	$(5)
Interest rate derivatives	1	(1)	6	2
Total	$4	$(5)	$7	$(3)

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

The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values at June 30, 2018 and December 31, 2017 due to their short-term nature. At June 30, 2018 and December 31, 2017, the fair value of total debt approximated $10,647 million and $10,432 million, respectively, as determined under Level 2 measurements based on quoted prices for these financial instruments.

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of June 30, 2018:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$49	$—	$—	$49
Derivatives	—	12	—	12
Total	$49	$12	$—	$61
Liabilities:
Derivatives	$—	$10	$—	$10
Contingent consideration	—	—	56	56
Total	$—	$10	$56	$66

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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the six months ended June 30:

	Contingent Consideration – Accounts Payable and Accrued Expenses
(in millions)	2018	2017
Balance as of January 1	$69	$18
Business combinations	14	38
Contingent consideration paid	(24)	(3)
Revaluations included in earnings and foreign currency translation adjustments	(3)	—
Balance as of June 30	$56	$53

Revaluations of the contingent consideration are recognized in other income, net on the accompanying condensed consolidated statements of income.

9. Credit Arrangements

The following is a summary of the Company’s revolving credit facilities at June 30, 2018:

Facility	Interest Rates
$1,500 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 1.75% at June 30, 2018
$25 million (receivables financing facility)	LIBOR Market Index Rate (2.09% at June 30, 2018) plus 0.90%
£10 million (approximately $13 million) general banking facility with a European headquartered bank	Bank’s base rate of 0.50% at June 30, 2018 plus 1%

The following table summarizes the Company’s debt at the dates indicated:

(in millions)	June 30, 2018	December 31, 2017
Senior Secured Credit Facilities:
Term A Loan due 2023—U.S. Dollar LIBOR at average floating rates of 4.08%	$833	$844
Term A Loan due 2023—Euro LIBOR at average floating rates of 1.75%	436	453
Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 4.33%	535	1,188
Term B Loan due 2024—Euro LIBOR at average floating rates of 2.75%	1,381	1,423
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 4.33%	744	748
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 4.08%	950	—
Term B Loan due 2025—Euro LIBOR at average floating rates of 2.50%	681	—
Revolving Credit Facility due 2023:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of 3.84%	210	529
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	491	503
3.25% Senior Notes due 2025—Euro denominated	1,665	1,707
3.5% Senior Notes due 2024—Euro denominated	731	749
4.875% Senior Notes due 2023—U.S. Dollar denominated	800	800
Receivables financing facility due 2020—U.S. Dollar LIBOR at average floating rates of 2.99%	275	275
Principal amount of debt	10,782	10,269
Less: unamortized discount and debt issuance costs	(54)	(44)
Less: current portion	(101)	(103)
Long-term debt	$10,627	$10,122

Contractual maturities of long-term debt are as follows at June 30, 2018:

(in millions)
Remainder of 2018	$51
2019	101
2020	376
2021	101
2022	101
Thereafter	10,052
$10,782

At June 30, 2018, there were bank guarantees totaling approximately £1.6 million (approximately $2.1 million) issued against the availability of the general banking facility.

Senior Secured Facilities

On April 6, 2018, the Company entered into Amendment No. 3 to its Fourth Amended and Restated Credit Agreement that increased the amount of commitments available to the Company and certain of its subsidiaries to $1,500 million under the revolving credit facility. No other terms of the credit agreement were amended.

On June 11, 2018, the Company entered into Amendment No. 4 (the “Amendment”) to its Fourth Amended and Restated Credit Agreement that amended the terms of the existing term A loans to extend the maturity from 2021 to 2023 and reduce the applicable interest rate to LIBOR plus a margin of 1.75%, or 3.28% as of June 30, 2018. The Amendment also amended the terms of the existing revolving credit facility to extend the maturity from 2021 to 2023 and reduce the applicable interest rate to LIBOR plus a margin of 1.75%, or 3.84% as of June 30, 2018. In connection with the Amendment, the Company recognized a $2 million loss on extinguishment of debt, which includes fees and related expenses. The amendments with respect to the revolving credit facility and the term A loans became effective on June 13, 2018.

Under the Amendment, the Company also placed additional term B loans. The additional term B loans will mature in 2025 and are comprised of $950 million of U.S. dollar denominated term B loans and €583 million ($681 million) Euro denominated term B loans. The U.S. dollar denominated term B loans bear interest based on the U.S. Dollar LIBOR plus a margin of 1.75%, or 4.08% as of June 30, 2018. The Euro denominated term B loans bear interest based on the Euro LIBOR with a floor of 0.50%, plus a margin of 2.00%, or 2.50% as of June 30, 2018. The proceeds of the additional term B loans were used to pay down the revolving credit facility and $650 million of existing term B loans due 2024 and to pay fees and expenses in connection with the transactions.

At June 30, 2018, the Company’s senior credit facility provided financing of up to approximately $7,060 million, which consisted of $5,770 million principal amount of debt outstanding (as detailed in the table above) and $1,290 million of available borrowing capacity on the $1,500 million revolving credit facility.

Restrictive Covenants

The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to consolidated EBITDA, as defined in the senior credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. At June 30, 2018, the Company was in compliance with the financial covenants under its debt agreements in all material respects.

10. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of June 30, 2018 or December 31, 2017.

Equity Repurchase Program and Secondary Public Offering

On February 14, 2018, the Company’s Board of Directors increased the stock repurchase authorization under a previously approved equity repurchase program (the “Repurchase Program”) by $1.5 billion, which increased the total amount that has been authorized under the Repurchase Program to $5.725 billion since the plan’s inception in October 2013. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time.

During the six months ended June 30, 2018, the Company repurchased 6,465,165 shares of its common stock for approximately $659 million. These amounts include shares of the Company’s common stock that it repurchased directly from underwriters in connection with the underwritten secondary public offering described below. As of June 30, 2018, the Company has remaining authorization to repurchase up to $1.0 billion of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

In June 2018, the Company completed an underwritten secondary public offering of 12,000,000 shares of its common stock held by certain of the Company’s principal stockholders (the “Selling Stockholders”), of which the Company repurchased 4,000,000 shares for an aggregate purchase price of approximately $412 million. The Company did not offer any stock in this transaction and did not receive any proceeds from the sale of the shares by the Selling Stockholders. Pursuant to an agreement with the underwriter, the Company’s per-share purchase price for repurchased shares was the same as the per-share purchase price payable by the underwriter to the Selling Stockholders.

Non-controlling Interests

In July 2015, the Company contributed businesses to a joint venture with Quest Diagnostics Incorporated (“Quest”) that was recorded at book value (carryover basis) because the Company owns 60% of the joint venture and maintains control of these businesses. Quest’s 40% non-controlling interest in the joint venture, referred to as Q2 Solutions, was $250 million at June 30, 2018. During the second quarter of 2018, Q2 Solutions distributed a $19 million annual dividend to Quest and received a $10 million contribution from Quest to fund ongoing operational and strategic activities.

	2018	2017
Balance as of January 1	$249	$227
Distribution to non-controlling interest	(19)	—
Investment by non-controlling interest	10	—
Comprehensive income:
Net income	11	6
Foreign currency adjustments, net of income tax	(1)	2
Balance as of June 30	$250	$235

11. Business Combinations

The Company completed several immaterial acquisitions during the six months ended June 30, 2018. The Company’s assessment of fair value and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented for these acquisitions as the aggregate operations of the acquired businesses were not significant to the overall operations of the Company.

The following table provides certain financial information for these acquisitions, including the preliminary allocation of the purchase price to certain intangible assets acquired and goodwill:

	Amortization
(in millions)	Period	2018
Total cost of acquisitions, net of cash acquired(1)		$248
Amounts recorded in the condensed consolidated balance sheets:
Goodwill		134
Portion of goodwill deductible for income tax purposes		6
Intangible assets:
Customer relationships	8-14 years	95
Non-compete agreements	3-5 years	3
Software	1-6 years	30
Trade names	2-10 years	5
Total intangible assets		$133

(1)	Total cost of acquisitions, net of cash acquired, includes contingent consideration and deferred purchase payments of $21 million.

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

The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs	Facility Exit Costs	Total
Balance at December 31, 2017	$80	$4	$84
Expense, net of reversals	40	3	43
Payments	(43)	(2)	(45)
Foreign currency translation and other	(1)	—	(1)
Balance at June 30, 2018	$76	$5	$81

Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals at June 30, 2018 will be paid in 2018 and 2019.

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

The effective income tax rate was 27.3% and (29.2)% in the second quarter of 2018 and 2017, respectively, and 24.9% and 5.7% in the first six months of 2018 and 2017, respectively. In the first half of 2018, the effective income tax rate was favorably impacted by the reduction in the U.S. statutory income tax rate to 21% as a result of the Tax Act. This favorability was partially offset by an increased U.S. tax base as a result of the Tax Act. For the three months ended June 30, 2018 and 2017, the effective income tax rate was also favorably impacted by a tax benefit of $47 million and $66 million, respectively, related to purchase accounting amortization of approximately $203 million and $186 million, respectively, as a result of the merger between Quintiles and IMS Health. For the six months ended June 30, 2018 and 2017, the effective income tax rate was also favorably impacted by a tax benefit of $94 million and $130 million, respectively, related to purchase accounting amortization of approximately $409 million and $368 million, respectively, as a result of the merger between Quintiles and IMS Health. The favorable impact related to purchase accounting in 2018 was substantially less than in 2017 due to the reduction in the U.S. statutory income tax rate to 21% in 2018.

14. Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Company’s pension benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Service cost	$10	$10	$20	$19
Interest cost	5	5	10	10
Expected return on plan assets	(11)	(10)	(22)	(19)
	$4	$5	$8	$10

Interest cost and expected return on plan assets are recorded in other income, net on the accompanying condensed consolidated statements of income.

The above tables do not include the Company’s expense associated with providing certain executives with supplemental pension benefits as well as postretirement medical, dental and life insurance benefits in accordance with their individual employment arrangements. The Company’s net periodic expense related to these benefits for the three and six months ended June 30, 2018 was de minimis.

15. Comprehensive Income

Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2017	$(214)	$14	$30	$219	$49
Other comprehensive (loss) income before reclassifications	(129)	6	—	(30)	(153)
Reclassification adjustments	—	1	—	(1)	—
Balance at June 30, 2018	$(343)	$21	$30	$188	$(104)

Below is a summary of the adjustments for (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

	Affected Financial Statement	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Line Item	2018	2017	2018	2017
Derivative instruments:
Foreign exchange forward contracts	Revenues	$(1)	$4	$(3)	$9
Foreign exchange forward contracts	Other income, net	—	(4)	4	(7)
Total before income taxes		(1)	—	1	2
Income tax benefit		—	—	1	—
Total net of income taxes		$(1)	$—	$—	$2

16. Segments

The following table presents the Company’s operations by reportable segment. The Company is managed through three reportable segments, Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions. Technology & Analytics Solutions provides mission critical information, technology solutions and real-world insights and services to the Company’s life science customers. Research & Development Solutions, which primarily serves biopharmaceutical customers, provides outsourced clinical research and clinical trial related services. Contract Sales & Medical Solutions provides health care provider (including contract sales) and patient engagement services to both biopharmaceutical customers and the broader healthcare market.

Certain costs are not allocated to the Company’s segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses for corporate overhead functions such as senior leadership, finance, human resources, information technology, facilities and legal. The Company does not allocate depreciation and amortization, impairment charges or restructuring costs to its segments. Asset information by segment is not presented, as this measure is not used by the chief operating decision maker to assess the Company’s performance. The Company’s reportable segment information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Revenues
Technology & Analytics Solutions	$1,011	$885	$1,996	$1,748
Research & Development Solutions	1,350	1,232	2,715	2,495
Contract Sales & Medical Solutions	206	238	419	472
Total revenues	2,567	2,355	5,130	4,715
Costs of revenue, exclusive of depreciation and amortization
Technology & Analytics Solutions	582	486	1,129	953
Research & Development Solutions	921	873	1,844	1,736
Contract Sales & Medical Solutions	171	198	353	394
Total costs of revenue	1,674	1,557	3,326	3,083
Selling, general and administrative expenses
Technology & Analytics Solutions	190	164	375	328
Research & Development Solutions	153	139	309	275
Contract Sales & Medical Solutions	17	18	35	37
General corporate and unallocated	64	57	125	119
Total selling, general and administrative expenses	424	378	844	759
Segment profit
Technology & Analytics Solutions	239	235	492	467
Research & Development Solutions	276	220	562	484
Contract Sales & Medical Solutions	18	22	31	41
Total segment profit	533	477	1,085	992
General corporate and unallocated	(64)	(57)	(125)	(119)
Depreciation and amortization	(282)	(245)	(564)	(477)
Impairment charges	—	(40)	—	(40)
Restructuring costs	(17)	(9)	(43)	(28)
Total income from operations	$170	$126	$353	$328

17. Earnings Per Share

The following table presents the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions or the effect of including such stock-based awards in the computation would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Shares subject to performance conditions	0.9	0.5	0.8	0.4
Shares subject to anti-dilutive stock-based awards	1.7	1.9	1.4	1.6
Total shares excluded from diluted earnings per share	2.6	2.4	2.2	2.0

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

Overview

IQVIA Holdings Inc. (“IQVIA,” the “Company,” “we,” “our” and/or “us”) is a leading global provider of advanced analytics, technology solutions and contract research services to the life sciences industry. We apply human data science – leveraging the analytic rigor and clarity of data science to the ever-expanding scope of human science – to enable companies to reimagine and develop new approaches to clinical development and commercialization, speed innovation, and accelerate improvements in healthcare outcomes. Powered by the IQVIA CORE™, we deliver unique and actionable insights at the intersection of large-scale analytics, transformative technology and extensive domain expertise, as well as execution capabilities. With more than 55,000 employees, we conduct operations in more than 100 countries.

We renamed two of our reportable segments. The reportable segment formerly known as Commercial Solutions is now named Technology & Analytics Solutions and the reportable segment formerly known as Integrated Engagement Services is now named Contract Sales & Medical Solutions. This is a name change only and there are no changes to the composition of either segment.

We manage our business through three reportable segments, Technology & Analytics Solutions (formerly known as Commercial Solutions), Research & Development Solutions and Contract Sales & Medical Solutions (formerly known as Integrated Engagement Services). Technology & Analytics Solutions provides critical information, technology solutions and real-world insights and services to our life science customers. Research & Development Solutions, which primarily serves biopharmaceutical customers, is engaged in research and development and provides clinical research and clinical trial services. Contract Sales & Medical Solutions provides contract sales to both biopharmaceutical customers and the broader healthcare market.

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

Sources of Revenue

Total revenues are comprised of revenues from the provision of our services. We do not have material product revenues.

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

Foreign Currency Translation

In the first six months of 2018, approximately 38% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 55 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period-to-period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results.

Consolidated Results of Operations

For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.

Revenues

	Three Months Ended June 30,		Change
(in millions)	2018	2017	$	%
Revenues	$2,567	$2,355	$212	9.0%

For the second quarter of 2018, our revenues increased $212 million, or 9.0%, as compared to the same period in 2017. This increase was comprised of constant currency revenue growth of approximately $182 million, or 7.7%, and a positive impact of approximately $30 million from the effects of foreign currency fluctuations. The constant currency revenue growth was comprised of a $116 million increase in Technology & Analytics Solutions and a $102 million increase in Research & Development Solutions offset by a $36 million decrease in Contract Sales & Medical Solutions.

	Six Months Ended June 30,		Change
(in millions)	2018	2017	$	%
Revenues	$5,130	$4,715	$415	8.8%

For the first six months of 2018, our revenues increased $415 million, or 8.8%, as compared to the same period in 2017. This increase was comprised of constant currency revenue growth of approximately $305 million, or 6.5%, and a positive impact of approximately $110 million from the effects of foreign currency fluctuations. The constant currency revenue growth was comprised of a $196 million increase in Technology & Analytics Solutions and a $175 million increase in Research & Development Solutions offset by a $66 million decrease in Contract Sales & Medical Solutions.

Costs of Revenue, exclusive of Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Costs of revenue, exclusive of depreciation and amortization	$1,674	$1,557	$3,326	$3,083
% of revenues	65.2%	66.1%	64.8%	65.4%

The $117 million increase in costs of revenues, exclusive of depreciation and amortization, for the three months ended June 30, 2018 as compared to the same period in 2017 included a constant currency increase of approximately $95 million, or 6.1%, and a negative impact of approximately $22 million from the effects of foreign currency fluctuations. The constant currency increase consisted of a $86 million increase in Technology & Analytics Solutions and a $39 million increase in Research & Development Solutions offset by a $30 million decrease in Contract Sales & Medical Solutions.

The $243 million increase in costs of revenues, exclusive of depreciation and amortization, for the six months ended June 30, 2018 as compared to the same period in 2017 included a constant currency increase of approximately $163 million, or 5.3%, and a negative impact of approximately $80 million from the effects of foreign currency fluctuations. The constant currency increase consisted of a $141 million increase in Technology & Analytics Solutions and a $74 million increase in Research & Development Solutions offset by a $52 million decrease in Contract Sales & Medical Solutions.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Selling, general and administrative expenses	$424	$378	$844	$759
% of revenues	16.5%	16.1%	16.5%	16.1%

The $46 million increase in selling, general and administrative expenses for the three months ended June 30, 2018 as compared to the same period in 2017 included a constant currency increase of approximately $39 million, or 10.3%, and a negative impact of approximately $7 million from the effects of foreign currency fluctuations. The constant currency growth primarily consisted of a $22 million increase in Technology & Analytics Solutions, a $12 million increase in Research & Development Solutions and a $6 million increase in general corporate and unallocated expenses offset by a decrease of $1 million in Contract Sales & Medical Solutions.

The $85 million increase in selling, general and administrative expenses for the six months ended June 30, 2018 as compared to the same period in 2017 included a constant currency increase of approximately $57 million, or 7.5%, and a negative impact of approximately $26 million from the effects of foreign currency fluctuations. The constant currency growth primarily consisted of a $32 million increase in Technology & Analytics Solutions, a $27 million increase in Research & Development Solutions and a $1 million increase in general corporate and unallocated expenses offset by a decrease of $3 million in Contract Sales & Medical Solutions.

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Depreciation and amortization	$282	$245	$564	$477
% of revenues	11.0%	10.4%	11.0%	10.1%

The $37 million and $87 million increase in depreciation and amortization in the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, were primarily due to higher intangible asset balances as a result of acquisitions occurring in 2017 and 2018 and foreign currency fluctuations.

Impairment Charges

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Impairment charges	$—	$40	$—	$40

During the second quarter of 2017, the Company recognized $40 million of impairment losses for declines in fair values of goodwill and identifiable intangible assets related to Encore Health Resources LLC (“Encore”), which we sold in the third quarter of 2017.

Restructuring Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Restructuring costs	$17	$9	$43	$28

The $8 million and $15 million increases in restructuring costs in the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, were due to continuing efforts to streamline our global operations. The remaining actions under these plans are expected to occur throughout 2018 and into 2019 and are expected to consist of severance, facility closure and other exit-related costs.

Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Interest income	$(1)	$(1)	$(3)	$(3)
Interest expense	$107	$81	$203	$156

Interest income includes interest received primarily from bank balances and investments.

Interest expense during the three and six months ended June 30, 2018 was higher than the same periods in 2017 due to an increase in the average debt outstanding, primarily as a result of the February 2017 issuance of €1,425 million (approximately $1,522 million) of 3.25% senior notes, the September 2017 issuance of €420 million (approximately $501 million) of 2.875% senior notes, the September 2017 incremental term B loan of $750 million and the June 2018 issuance of $1.63 billion of additional term B loans.

Loss on Extinguishment of Debt

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Loss on extinguishment of debt	$2	$—	$2	$3

During the second quarter of 2018 and first quarter of 2017, we recognized loss on extinguishment of debt for fees and expenses incurred related to the refinancing of our senior secured credit facilities of $2 million and $3 million, respectively.

Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Other income, net	$(26)	$(2)	$(22)	$(3)

Other income, net for the three and six months ended June 30, 2018 increased as compared to the same periods in the prior year, primarily as a result of higher foreign currency gains and increased returns on pension assets.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Income tax expense (benefit)	$24	$(14)	$43	$10

The effective income tax rate was 27.3% and (29.2)% in the second quarter of 2018 and 2017, respectively, and 24.9% and 5.7% in the first six months of 2018 and 2017, respectively. In the first half of 2018, our effective income tax rate was favorably impacted by the reduction in the United States (“U.S.”) statutory income tax rate to 21% as a result of the Tax Cuts and Jobs Act enacted in 2017 (the “Tax Act”). This favorability was partially offset by an increased U.S. tax base as a result of the Tax Act. For the three months ended June 30, 2018 and 2017, our effective income tax rate was also favorably impacted by a tax benefit of $47 million and $66 million, respectively, related to purchase accounting amortization of approximately $203 million and $186 million, respectively, as a result of the merger between Quintiles Transnational Holdings Inc. (“Quintiles”) and IMS Health Holdings, Inc. (“IMS Health”). For the six months ended June 30, 2018 and 2017, our effective income tax rate was also favorably impacted by a tax benefit of $94 million and $130 million, respectively, related to purchase accounting amortization of approximately $409 million and $368 million, respectively, as a result of the merger between Quintiles and IMS Health. The favorable impact related to purchase accounting in 2018 was substantially less than 2017 due to the reduction in the U.S. statutory income tax rate to 21% in 2018.

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Equity in earnings of unconsolidated affiliates	$4	$4	$11	$3

Equity in earnings of unconsolidated affiliates primarily included earnings from our investment in NovaQuest Pharma Opportunities Fund III, L.P.

Net Income Attributable to Non-controlling Interests

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net income attributable to non-controlling interests	$(7)	$(4)	$(11)	$(6)

Net income attributable to non-controlling interests primarily included Quest Diagnostics Incorporated’s interest in Q2 Solutions.

Segment Results of Operations

The Company’s revenues and profit by segment are as follows:

Three Months Ended June 30, 2018 and 2017
	Segment Revenues		Segment Profit
(in millions)	2018	2017	2018	2017
Technology & Analytics Solutions	$1,011	$885	$239	$235
Research & Development Solutions	1,350	1,232	276	220
Contract Sales & Medical Solutions	206	238	18	22
Total	2,567	2,355	533	477
General corporate and unallocated			(64)	(57)
Depreciation and amortization			(282)	(245)
Impairment charges			—	(40)
Restructuring costs			(17)	(9)
Consolidated	$2,567	$2,355	$170	$126

Six Months Ended June 30, 2018 and 2017
	Segment Revenues		Segment Profit
(in millions)	2018	2017	2018	2017
Technology & Analytics Solutions	$1,996	$1,748	$492	$467
Research & Development Solutions	2,715	2,495	562	484
Contract Sales & Medical Solutions	419	472	31	41
Total	5,130	4,715	1,085	992
General corporate and unallocated			(125)	(119)
Depreciation and amortization			(564)	(477)
Impairment charges			—	(40)
Restructuring costs			(43)	(28)
Consolidated	$5,130	$4,715	$353	$328

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses for corporate overhead functions such as senior leadership, finance, human resources, information technology, facilities and legal. We do not allocate depreciation and amortization, impairment charges or restructuring costs to our segments.

Technology & Analytics Solutions (formerly known as Commercial Solutions)

	Three Months Ended June 30,		Change
(in millions)	2018	2017	$	%
Revenues	$1,011	$885	$126	14.2%
Costs of revenue, exclusive of depreciation and amortization	582	486	96	19.8
Selling, general and administrative	190	164	26	15.9
Segment profit	$239	$235	$4	1.7%

	Six Months Ended June 30,		Change
(in millions)	2018	2017	$	%
Revenues	$1,996	$1,748	$248	14.2%
Costs of revenue	1,129	953	176	18.5
Selling, general and administrative	375	328	47	14.3
Segment profit	$492	$467	$25	5.4%

Revenues

Technology & Analytics Solutions’ revenues were $1,011 million for the second quarter of 2018, an increase of $126 million, or 14.2%, over the same period in 2017. This increase was comprised of constant currency revenue growth of approximately $116 million, or 13.1%, and a positive impact of approximately $10 million from the effects of foreign currency fluctuations. The constant currency increase resulted primarily from revenue growth in the Americas region as well as the Europe and Africa region. The revenue growth in these regions was driven by higher real-world and analytical services as well as incremental revenue from acquisitions.

Technology & Analytics Solutions’ revenues were $1,996 million for the first six months of 2018, an increase of $248 million, or 14.2%, over the same period in 2017. This increase was comprised of constant currency revenue growth of approximately $196 million, or 11.2%, and a positive impact of approximately $52 million from the effects of foreign currency fluctuations. The constant currency increase resulted primarily from revenue growth in the Americas region as well as the Europe and Africa region. The revenue growth in these regions was due to higher revenues across technology solutions, information offerings and real-world and analytical services as well as incremental revenue from acquisitions.

Costs of Revenue, exclusive of Depreciation and Amortization

Technology & Analytics Solutions’ costs of revenue increased $96 million, or 19.8%, in the second quarter of 2018 over the same period in 2017. This increase included constant currency growth of approximately $86 million, or 17.7%, and a negative impact of approximately $10 million from the effects of foreign currency fluctuations.

Technology & Analytics Solutions’ costs of revenue increased $176 million, or 18.5%, in the first six months of 2018 over the same period in 2017. This increase included constant currency growth of approximately $141 million, or 14.8%, and a negative impact of approximately $35 million from the effects of foreign currency fluctuations.

The constant currency increase for both the three and six months ended June 30, 2018 was primarily due to an increase in compensation and related expenses to support revenue growth and incremental costs from acquisitions.

Selling, General and Administrative Expenses

Technology & Analytics Solutions’ selling, general and administrative expenses increased $26 million, or 15.9%, in the second quarter of 2018 as compared to the same period in 2017, which included a constant currency increase of approximately $22 million, or 13.4%, and a negative impact of approximately $4 million from the effects of foreign currency fluctuations.

Technology & Analytics Solutions’ selling, general and administrative expenses increased $47 million, or 14.3%, in the first six months of 2018 as compared to the same period in 2017, which included a constant currency increase of approximately $32 million, or 9.8%, and a negative impact of approximately $15 million from the effects of foreign currency fluctuations.

The constant currency increase for both the three and six months ended June 30, 2018 was primarily related to an increase in compensation and related expenses from higher headcount to support revenue growth and incremental costs from acquisitions.

Research & Development Solutions

	Three Months Ended June 30,		Change
(in millions)	2018	2017	$	%
Revenues	$1,350	$1,232	$118	9.6%
Costs of revenue, exclusive of depreciation and amortization	921	873	48	5.5
Selling, general and administrative expenses	153	139	14	10.1
Segment profit	$276	$220	$56	25.5%

	Six Months Ended June 30,		Change
(in millions)	2018	2017	$	%
Revenues	$2,715	$2,495	$220	8.8%
Costs of revenue	1,844	1,736	108	6.2
Selling, general and administrative expenses	309	275	34	12.4
Segment profit	$562	$484	$78	16.1%

Backlog

Research & Development Solutions contracted backlog was $15.73 billion at June 30, 2018, including reimbursed expenses, and we expect approximately $4.6 billion of this backlog to convert to revenue in the next 12 months.

Revenues

Research & Development Solutions’ revenues were $1,350 million in the second quarter of 2018, an increase of $118 million, or 9.6%, over the same period in 2017. This increase was comprised of constant currency revenue growth of approximately $102 million, or 8.3%, and a positive impact of approximately $16 million from the effects of foreign currency fluctuations.

Research & Development Solutions’ revenues were $2,715 million in the first six months of 2018, an increase of $220 million, or 8.8%, over the same period in 2017. This increase was comprised of constant currency revenue growth of approximately $175 million, or 7.0%, and a positive impact of approximately $45 million from the effects of foreign currency fluctuations.

The constant currency growth for both the three and six months ended June 30, 2018 primarily included volume-related increases in clinical services, increased lab testing volumes and incremental revenue from acquisitions.

Costs of Revenue, exclusive of Depreciation and Amortization

Research & Development Solutions’ costs of revenue increased $48 million, or 5.5%, in the second quarter of 2018 over the same period in 2017. This increase included constant currency growth of approximately $39 million, or 4.5%, and a negative impact of approximately $9 million from the effects of foreign currency fluctuations.

Research & Development Solutions’ costs of revenue increased $108 million, or 6.2%, in the first six months of 2018 over the same period in 2017. This increase included constant currency growth of approximately $74 million, or 4.3%, and a negative impact of approximately $34 million from the effects of foreign currency fluctuations.

The constant currency increase for both the three and six months ended June 30, 2018 was primarily due to an increase in reimbursed expenses and an increase in compensation and related expenses as a result of increased headcount to support revenue growth and our next generation of clinical development capabilities, which include analytics-driven methods and technology to optimize trial design, as well as incremental costs from acquisitions.

Selling, General and Administrative Expenses

Research & Development Solutions’ selling, general and administrative expenses increased $14 million, or 10.1%, in the second quarter of 2018 as compared to the same period in 2017, which includes a constant currency increase of approximately $12 million, or 8.6%, and a negative impact of approximately $2 million from the effects of foreign currency fluctuations.

Research & Development Solutions’ selling, general and administrative expenses increased $34 million, or 12.4%, in the first six months of 2018 as compared to the same period in 2017, which includes a constant currency increase of approximately $27 million, or 9.8%, and a negative impact of approximately $7 million from the effects of foreign currency fluctuations.

The constant currency increase for both the three and six months ended June 30, 2018 was primarily related to higher compensation and related expenses due to increased headcount to support revenue growth and our next generation of clinical development capabilities, as well as incremental costs of acquisitions.

Contract Sales & Medical Solutions (formerly known as Integrated Engagement Services)

	Three Months Ended June 30,		Change
(in millions)	2018	2017	$	%
Revenues	$206	$238	$(32)	(13.4)%
Costs of revenue, exclusive of depreciation and amortization	171	198	(27)	(13.6)
Selling, general and administrative expenses	17	18	(1)	(5.6)
Segment profit	$18	$22	$(4)	(18.2)%

	Six Months Ended June 30,		Change
(in millions)	2018	2017	$	%
Revenues	$419	$472	$(53)	(11.2)%
Costs of revenue	353	394	(41)	(10.4)
Selling, general and administrative expenses	35	37	(2)	(5.4)
Segment profit	$31	$41	$(10)	(24.4)%

Revenues

Contract Sales & Medical Solutions’ revenues were $206 million in the second quarter of 2018, a decrease of $32 million, or 13.4%, over the same period in 2017. This decrease included a constant currency revenue decrease of approximately $36 million, or 15.1%, partially offset by approximately $4 million from the positive effects of foreign currency fluctuations.

Contract Sales & Medical Solutions’ revenues were $419 million in the first six months of 2018, a decrease of $53 million, or 11.2%, over the same period in 2017. This decrease included a constant currency revenue decrease of approximately $66 million, or 14.0%, partially offset by approximately $13 million from the positive effects of foreign currency fluctuations.

The constant currency decline for both the three and six months ended June 30, 2018 was largely due to cancellations in 2017 in the Americas region and reduced volume in the Asia-Pacific region.

Costs of Revenue, exclusive of Depreciation and Amortization

Contract Sales & Medical Solutions’ costs of revenue decreased $27 million, or 13.6%, in the second quarter of 2018 as compared to the same period in 2017. This decrease included a constant currency decrease of approximately $30 million, or 15.2%, partially offset by approximately $3 million from the negative effects of foreign currency fluctuations.

Contract Sales & Medical Solutions’ costs of revenue decreased $41 million, or 10.4%, in the first six months of 2018 as compared to the same period in 2017. This decrease included a constant currency decrease of approximately $52 million, or 13.2%, partially offset by approximately $11 million from the negative effects of foreign currency fluctuations.

The constant currency decline for both the three and six months ended June 30, 2018 was due to a decrease in compensation and related expenses resulting from a decrease in billable headcount.

Selling, General and Administrative Expenses

Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $1 million, or 5.6%, in the second quarter of 2018 as compared to the same period in 2017.

Contract Sales & Medical Solutions’ selling, general and administrative decreased $2 million, or 5.4%, in the first six months of 2018 as compared to the same period in 2017.

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

We had a cash balance of $879 million at June 30, 2018 ($235 million of which was in the United States), a decrease from $959 million at December 31, 2017.

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

Equity Repurchase Program

During the first half of 2018, we repurchased 6,465,165 shares of our common stock for approximately $659 million. These amounts include 4,000,000 shares of our common stock, which we repurchased directly from an underwriter in connection with a secondary public offering of shares of our common stock held by certain of our principal stockholders for an aggregate purchase price of $412 million. See Note 10 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details regarding our repurchase program.

As of June 30, 2018, we have remaining authorization to repurchase up to $1.0 billion of our common stock under our Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of our Repurchase Program.

Debt

On April 6, 2018, we amended our credit agreement to increase our revolving credit facility borrowing capacity to $1.5 billion.

On June 11, 2018, we amended our credit agreement (the “Amendment”) to extend the maturity of our term A loans from 2021 to 2023 and reduce the applicable interest rate to LIBOR plus a margin of 1.75%. The Amendment also amended the terms of our existing revolving credit facility to extend the maturity from 2021 to 2023 and reduce the applicable interest rate to LIBOR plus a margin of 1.75%. In connection with this Amendment, we recognized a $2 million loss on extinguishment of debt, which includes fees and related expenses.

Under the Amendment, we also placed additional term B loans. The additional term B loans will mature in 2025 and are comprised of $950 million of U.S. dollar denominated term B loans and €583 million ($681 million) Euro denominated term B loans. The U.S. dollar denominated term B loans bear interest based on the U.S. Dollar LIBOR plus a margin of 1.75%. The Euro denominated term B loans bear interest based on the Euro LIBOR with a floor of 0.50%, plus a margin of 2.00%. The proceeds of the additional term B loans were used to pay down the revolving credit facility and $650 million of existing term B loans due 2024 and to pay fees and expenses in connection with the transactions. See Note 9 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information regarding this Amendment.

As of June 30, 2018, we had $10.8 billion of total indebtedness, excluding $1.3 billion of additional available borrowings under our revolving credit facilities.

Our long-term debt arrangements contain customary restrictive covenants and, as of June 30, 2018, we believe we were in compliance with our restrictive covenants in all material respects.

Six months ended June 30, 2018 and 2017

Cash Flow from Operating Activities

	Six Months Ended June 30,
(in millions)	2018	2017
Net cash provided by operating activities	$493	$301

Cash provided by operating activities increased $192 million during the first six months of 2018 as compared to the same period in 2017. The increase in cash provided by operating activities includes higher receipts associated with loyalty card programs we administer on behalf of our clients, higher cash-related net income and normal fluctuations in accounts payable partially offset by a decrease in customer prepayments and higher payments for interest.

Cash Flow from Investing Activities

	Six Months Ended June 30,
(in millions)	2018	2017
Net cash used in investing activities	$(450)	$(440)

Cash used in investing activities increased $10 million during the first six months of 2018 as compared to the same period in 2017. The increase is primarily due to higher cash used for the acquisition of property, equipment and software ($20 million), our investment in COTA, Inc. during the first quarter of 2018 ($20 million) and an increase in investments in unconsolidated affiliates ($11 million), partially offset by lower cash used for the acquisition of businesses ($41 million).

Cash Flow from Financing Activities

	Six Months Ended June 30,
(in millions)	2018	2017
Net cash used in financing activities	$(93)	$(210)

Cash used in financing activities decreased $117 million during the first six months of 2018 as compared to the same period in 2017. The decrease in cash used in financing activities was primarily related to a decline in cash used to repurchase common stock ($1,026 million), partially offset by less cash from debt issuances, net of repayments ($813 million), $71 million less cash from employee stock purchase and option plans, $21 million of higher contingent consideration and deferred purchase price payments and $4 million of increased net distributions to non-controlling interest.

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

We derive the majority of our revenues in the Technology & Analytics Solutions segment from various information and technology services offerings. Technology services offerings may contain multiple performance obligations consisting of a mix of small and large-scale services and consulting projects, multi-year outsourcing contracts and Software-as-a-Service (“SaaS”) arrangements. These arrangements typically have terms ranging from several weeks to three years, with a majority having terms of one year or less. For arrangements that include multiple performance obligations, the transaction price is allocated to the identified performance obligations based on their relative standalone selling prices. For these contracts, the standalone selling prices are based on our normal pricing practices when sold separately with consideration of market conditions and other factors, including customer demographics and geographic location.

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

The majority of revenue in our Contract Sales & Medical Solutions segment is from contract sales to the biopharmaceutical industry and broader healthcare market and recognized over time using a single measure of progress dependent on the performance obligation. Some of our Contract Sales & Medical Solutions contracts contain multiple performance obligations with distinct promises including recruiting, sales force automation and deployment of sales representatives. The nature of the terms of these performance obligations will vary based on the customized needs of the customer. For contracts that have multiple performance obligations, the standalone selling prices of our performance obligations are not directly observable since they are rarely sold standalone. Therefore, we estimate the standalone selling prices using an expected cost plus a margin approach under which expected costs of satisfying a performance obligation are forecasted and added to an appropriate margin for that distinct good or service.

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

Purchases of Equity Securities by the Issuer

On October 30, 2013, our Board of Directors (the “Board”) approved the Repurchase Program authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. Our Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of our common stock by $600 million, $1.5 billion, $2.0 billion and $1.5 billion in 2015, 2016, 2017 and February 2018, respectively, which increased the total amount that has been authorized under the Repurchase Program to $5.725 billion. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. We may also repurchase shares of our common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, which would permit shares of our common stock to be repurchased when we might otherwise be precluded from doing so by law. Repurchases of vested in-the-money employee stock options were made through transactions between us and our employees (other than our executive officers, who were not eligible to participate in the program), and this aspect of the Repurchase Program expired in November 2013. The Repurchase Program for common stock does not have an expiration date.

Since the merger between Quintiles and IMS Health, we have repurchased 50.3 million shares of our common stock at an average market price per share of $85.25 for an aggregate purchase price of $4,288 million both under and outside of the Repurchase Program.

From inception of the Repurchase Program through June 30, 2018, we have repurchased a total of $4,702 million of our securities under the Repurchase Program consisting of $59 million of stock options and $4,643 million of common stock.

During the first half of 2018, we repurchased 6,465,165 shares of our common stock for approximately $659 million. These amounts include 4,000,000 shares of our common stock, which we repurchased directly from an underwriter in connection with a secondary public offering of shares of our common stock held by certain of our principal stockholders for an aggregate purchase price of $412 million. See Note 10 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details regarding our repurchase program.

As of June 30, 2018, we have remaining authorization to repurchase up to $1.0 billion of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

The following table summarizes the monthly equity repurchase program activity for the three months ended June 30, 2018 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2018 — April 30, 2018	—	$—	—	$1,596
May 1, 2018 — May 31, 2018	1.6	$101.09	1.6	$1,435
June 1, 2018 — June 30, 2018	4.0	$103.00	4.0	$1,023
	5.6		5.6

Item 6. Exhibits

The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.1	Amendment No. 4, dated June 11, 2018, to Fourth Amended and Restated Credit Agreement, dated October 3, 2016 (and filed with the Securities and Exchange Commission as Annex B to Exhibit 10.9 on Form 8-K dated October 3, 2016), among IQVIA Inc., IQVIA Holdings Inc., IQVIA AG, IQVIA Solutions Japan K.K., the other guarantors party thereto, Bank of America, N.A. as administrative agent and as collateral agent, the Lenders party thereto, the Incremental Term B-3 Dollar Lenders and the Incremental Term B-2 Euro Lenders.		8-K	001-35907	10.1	June 12, 2018

21.1	List of Subsidiaries of IQVIA Holdings Inc.	X

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

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

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on July 27, 2018.

IQVIA HOLDINGS INC.

/s/ Michael R. McDonnell
Michael R. McDonnell Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)