Form 10-Q
period 2018-09-30
IQVIA HOLDINGS INC.
filed 2018-10-25
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	202,306,281 shares outstanding as of October 19, 2018

IQVIA HOLDINGS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2018	2017	2018	2017
Revenues	$2,594	$2,466	$7,724	$7,181
Costs of revenue, exclusive of depreciation and amortization	1,678	1,611	5,004	4,694
Selling, general and administrative expenses	429	394	1,273	1,153
Depreciation and amortization	283	256	847	733
Impairment charges	—	—	—	40
Restructuring costs	23	10	66	38
Income from operations	181	195	534	523
Interest income	(2)	(2)	(5)	(5)
Interest expense	105	93	308	249
Loss on extinguishment of debt	—	18	2	21
Other expense (income), net	27	—	5	(3)
Income before income taxes and equity in earnings of unconsolidated affiliates	51	86	224	261
Income tax (benefit) expense	(14)	(3)	29	7
Income before equity in earnings of unconsolidated affiliates	65	89	195	254
Equity in earnings of unconsolidated affiliates	2	4	13	7
Net income	67	93	208	261
Net income attributable to non-controlling interests	(7)	(5)	(18)	(11)
Net income attributable to IQVIA Holdings Inc.	$60	$88	$190	$250
Earnings per share attributable to common stockholders:
Basic	$0.30	$0.41	$0.93	$1.13
Diluted	$0.29	$0.40	$0.91	$1.11
Weighted average common shares outstanding:
Basic	202.3	214.3	205.2	220.7
Diluted	206.8	219.0	209.6	225.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net income	$67	$93	$208	$261
Comprehensive (loss) income adjustments:
Unrealized gains on derivative instruments, net of income tax expense (benefit) of $1, $1, $3 and ($2)	4	2	8	1
Foreign currency translation, net of income tax expense (benefit) of $12, ($59), $40 and ($138)	(122)	156	(280)	495
Reclassification adjustments:
Gains on derivative instruments included in net income, net of income tax benefit of ($1), $—, $— and $—	—	(2)	—	—
Comprehensive (loss) income	(51)	249	(64)	757
Comprehensive income attributable to non-controlling interests	(5)	(8)	(15)	(16)
Comprehensive (loss) income attributable to IQVIA Holdings Inc.	$(56)	$241	$(79)	$741

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions, except per share data)	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$827	$959
Trade accounts receivable and unbilled services, net	2,298	2,097
Prepaid expenses	154	146
Income taxes receivable	66	47
Investments in debt, equity and other securities	52	46
Other current assets and receivables	299	259
Total current assets	3,696	3,554
Property and equipment, net	417	440
Investments in debt, equity and other securities	28	8
Investments in unconsolidated affiliates	106	70
Goodwill	11,794	11,850
Other identifiable intangibles, net	6,103	6,591
Deferred income taxes	96	109
Deposits and other assets	258	235
Total assets	$22,498	$22,857
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,162	$1,986
Unearned income	984	985
Income taxes payable	117	72
Current portion of long-term debt	101	103
Other current liabilities	16	10
Total current liabilities	3,380	3,156
Long-term debt	10,518	10,122
Deferred income taxes	734	895
Other liabilities	406	440
Total liabilities	15,038	14,613
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized at September 30, 2018 and December 31, 2017, $0.01 par value, 251.2 and 249.5 shares issued at September 30, 2018 and December 31, 2017, respectively	10,876	10,782
Retained earnings	726	538
Treasury stock, at cost, 48.9 and 41.4 shares at September 30, 2018 and December 31, 2017, respectively	(4,167)	(3,374)
Accumulated other comprehensive (loss) income	(220)	49
Equity attributable to IQVIA Holdings Inc.’s stockholders	7,215	7,995
Non-controlling interests	245	249
Total stockholders’ equity	7,460	8,244
Total liabilities and stockholders’ equity	$22,498	$22,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(in millions)	2018	2017
Operating activities:
Net income	$208	$261
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	847	733
Amortization of debt issuance costs and discount	8	6
Amortization of accumulated other comprehensive loss on terminated interest rate swaps	—	3
Stock-based compensation	78	82
Impairment of goodwill and identifiable intangible assets	—	40
(Earnings) loss from unconsolidated affiliates	(13)	4
Gain on investments, net	(3)	—
Benefit from deferred income taxes	(183)	(137)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(219)	(104)
Change in other operating assets and liabilities	114	(151)
Net cash provided by operating activities	837	737
Investing activities:
Acquisition of property, equipment and software	(321)	(267)
Acquisition of businesses, net of cash acquired	(255)	(525)
Disposition of business, net of cash disposed	—	12
Purchase of marketable securities	(3)	—
Investments in unconsolidated affiliates, net of payments received	(24)	5
Investments in equity securities	(23)	—
Other	(6)	1
Net cash used in investing activities	(632)	(774)
Financing activities:
Proceeds from issuance of debt	1,631	5,242
Payment of debt issuance costs	(23)	(53)
Repayment of debt and principal payments on capital lease obligations	(707)	(2,858)
Proceeds from revolving credit facility	1,800	1,222
Repayment of revolving credit facility	(2,169)	(1,497)
Proceeds related to employee stock option plans	18	86
Repurchase of common stock	(801)	(2,252)
Distributions to non-controlling interest, net	(19)	(3)
Contingent consideration and deferred purchase price payments	(24)	(4)
Net cash used in financing activities	(294)	(117)
Effect of foreign currency exchange rate changes on cash	(43)	59
Decrease in cash and cash equivalents	(132)	(95)
Cash and cash equivalents at beginning of period	959	1,198
Cash and cash equivalents at end of period	$827	$1,103

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

The Company renamed two of its reportable segments during the second quarter of 2018. The reportable segment formerly known as Commercial Solutions is now named Technology & Analytics Solutions and the reportable segment formerly known as Integrated Engagement Services is now named Contract Sales & Medical Solutions. This is a name change only and there are no changes to the composition of either segment.

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

Income Taxes

Income tax expense includes United States (“U.S”) federal, state and international income taxes. Certain items of income and expense are not reported in income tax returns and financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. As a result of the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017, the Company no longer considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and will record deferred income taxes on these earnings, as applicable. The Company has provisionally recorded its U.S. deferred taxes based on the Federal corporate income tax rate of 21%. The Company is continuing to analyze aspects of the Tax Act and, therefore, has not finalized its accounting policy with respect to whether to (1) recognize deferred taxes for basis differences expected to reverse as Global Low Taxed Intangible Income (“GILTI”) or (2) account for GILTI as period costs if and when incurred. The Company has not recognized any deferred tax impacts related to GILTI or the Base Erosion Anti Abuse Tax (“BEAT”) on a provisional basis. Interest and penalties related to unrecognized income tax benefits are recognized as a component of income tax expense.

Revenue Recognition

The Company’s arrangements are primarily service contracts that range in duration from a few months to several years. The Company recognizes revenue when control of these services is transferred to the customer for an amount, referred to as the transaction price, that reflects the consideration to which the Company is expected to be entitled in exchange for those goods or services.  The Company determines revenue recognition utilizing the following five steps: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract (promised goods or services that are distinct), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations, and (5) recognition of revenue when, or as, the Company transfers control of the product or service for each performance obligation. Cash payments made to customers as incentives to induce customers to enter into service agreements with the Company are amortized as a reduction of revenue over the period the services are performed. The Company records revenues net of any tax assessments by governmental authorities, such as value added taxes, that are imposed on and concurrent with specific revenue generating transactions.

The Company derives the majority of its revenues in the Technology & Analytics Solutions segment from various information and technology service offerings. Information offerings (primarily under fixed-price contracts) typically include multiple performance obligations including an ongoing subscription-based deliverable for which revenue is recognized ratably as earned over the contract period, and/or a one-time deliverable of data offerings for which revenue is recognized upon delivery. The customer is able to benefit from the provision of data as it is received. The Company’s subscription arrangements typically have terms ranging from one to three years and are generally non-cancelable and do not contain refund-type provisions. Technology services offerings may contain multiple performance obligations consisting of a mix of small and large-scale services and consulting projects, multi-year outsourcing contracts and Software-as-a-Service (“SaaS”) arrangements. These arrangements typically have terms ranging from several weeks to three years, with a majority having terms of one year or less. For arrangements that include multiple performance obligations, the transaction price is allocated to the identified performance obligations based on their relative standalone selling prices. For these contracts, the standalone selling prices are based on the Company’s normal pricing practices when sold separately with consideration of market conditions and other factors, including customer demographics and geographic location. Revenues for services engagements where the transfer of control occurs ratably over time are recognized on a straight-line basis over the term of the arrangement. Revenues from time and material contracts are recognized based on hours as the services are provided. Revenues from fixed price ad hoc services and consulting contracts are recognized over the contract term based on the ratio of the number of hours incurred for services provided during the period compared to the total estimated hours to be incurred over the entire arrangement (hours-based). Technology services offerings meet the over time criterion, as another party would not need to substantially re-perform the work already completed to satisfy the remaining obligations if the services were migrated.

The majority of the Company’s contracts within the Research & Development Solutions segment are service contracts for clinical research that represent a single performance obligation. The Company provides a significant integration service resulting in a combined output, which is clinical trial data that meets the relevant regulatory standards and can be used by the customer to progress to the next phase of a clinical trial or solicit approval of a treatment by the applicable regulatory body. The performance obligation is satisfied over time as the output is captured in data and documentation that is available for the customer to consume over the course of the arrangement and furthers progress of the clinical trial. The Company recognizes revenue over time using a cost-based input method since there is no single output measure that would fairly depict the transfer of control over the life of the performance obligation. Progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Costs included in the measure of progress include direct labor and third-party costs (such as payments to investigators and travel expenses for the Company’s clinical monitors). This cost-based method of revenue recognition requires the Company to make estimates of costs to complete its projects on an ongoing basis. Significant judgment is required to evaluate assumptions related to these estimates. The effect of revisions to estimates related to the transaction price or costs to complete a project are recorded in the period in which the estimate is revised. Most contracts may be terminated upon 30 to 90 days notice by the customer; however, in the event of termination, most contracts require payment for services rendered through the date of termination, as well as for subsequent services rendered to close out the contract.

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

Recently Issued Accounting Standards

Accounting pronouncements adopted

In March 2017, the FASB issued new accounting guidance that requires the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs and requires that the other components of net periodic benefit expense be recognized in the non-operating section of the income statement (“ASU 2017-07”). In addition, only the service cost component of net periodic benefit expense is eligible for capitalization when applicable. The Company adopted this new accounting guidance on January 1, 2018. The Company retrospectively adjusted the presentation of the other components of net periodic pension and postretirement benefit cost in the income statements. See “Adjustments to Previously Reported Financial Statements from the Adoption of Accounting Pronouncements” included elsewhere in Note 1 for further details regarding the effects of the adoption of ASU 2017-07.

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

The following table presents the effect of the adoption of ASU 2014-09 and ASU 2017-07 on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2017 (in millions, except per share amounts):

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	As Previously Reported	As Recast	As Previously Reported	As Recast
Total revenues	$2,465	$2,466	$7,162	$7,181
Selling, general and administrative expenses	391	394	1,141	1,153
Income from operations	197	195	516	523
Other expense (income), net	3	—	9	(3)
Income before income taxes and equity in earnings of unconsolidated affiliates	85	86	242	261
Income tax (benefit) expense	—	(3)	5	7
Income before equity in earnings of unconsolidated affiliates	85	89	237	254
Net income	89	93	244	261
Net income attributable to IQVIA Holdings Inc.	84	88	233	250
Earnings per share attributable to common stockholders:
Basic	$0.39	$0.41	$1.06	$1.13
Diluted	$0.38	$0.40	$1.04	$1.11

Adoption of the above standards had no impact to cash from or used in operating, financing, or investing activities on the Company’s condensed consolidated statement of cash flow for the nine months ended September 30, 2017.

Accounting pronouncements being evaluated

In August 2018, the FASB issued new accounting guidance that clarifies and aligns the accounting for implementation costs for hosting arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new accounting guidance will be effective for the Company on January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

In August 2018, the FASB issued new accounting guidance that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The new accounting guidance will be effective for the Company on January 1, 2021. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

In August 2018, the FASB issued new accounting guidance that modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The new accounting guidance will be effective for the Company on January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

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

In February 2018, the FASB issued new accounting guidance that will allow a reclassification from accumulated other comprehensive income to retained earnings for “stranded income tax effects” resulting from the Tax Act. Because the income statement impact related to the reduction of the historical corporate income tax rate under the Tax Act is required to be included in income tax expense, the guidance acknowledges that the income tax effects of items within accumulated other comprehensive income (“stranded income tax effects”) do not reflect the appropriate income tax rate. The new accounting guidance will be effective for the Company on January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements; however, it expects the determination to be complete when the 2017 U.S. corporate income tax return is filed in the fourth quarter of 2018.

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

In February 2016, the FASB issued new accounting guidance that requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. The income statement will reflect lease expense for operating leases, and amortization and interest expense for financing leases. The Company plans to adopt the new standard on its effective date of January 1, 2019. The Company plans to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the new guidance. The Company also plans to elect the transition method that allows comparative periods to be presented in the year of adoption in accordance with existing guidance. The evaluation and adoption processes are ongoing and expected to continue through 2018 as the Company completes an analysis of its lease portfolio, business processes, systems and controls required to support recognition and disclosure under the new guidance. The effect of the adoption of the new standard on the consolidated financial statements will ultimately depend on the lease portfolio at the time of transition. It is anticipated that the adoption of the new standard will have a material impact on the Company’s consolidated financial position, but the Company is not able to quantify the difference at this time. The Company does not believe adoption of this standard will have a material impact on its consolidated results of operations or cash flows.

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations

The following tables represent revenues by geographic region and reportable segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$527	$670	$87	$1,284
Europe and Africa	359	418	56	833
Asia-Pacific	128	294	55	477
Total revenues	$1,014	$1,382	$198	$2,594

	Three Months Ended September 30, 2017
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$428	$629	$104	$1,161
Europe and Africa	343	434	64	841
Asia-Pacific	127	278	59	464
Total revenues	$898	$1,341	$227	$2,466

	Nine Months Ended September 30, 2018
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$1,506	$1,909	$272	$3,687
Europe and Africa	1,111	1,279	180	2,570
Asia-Pacific	393	909	165	1,467
Total revenues	$3,010	$4,097	$617	$7,724

	Nine Months Ended September 30, 2017
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$1,278	$1,796	$332	$3,406
Europe and Africa	991	1,245	188	2,424
Asia-Pacific	377	795	179	1,351
Total revenues	$2,646	$3,836	$699	$7,181

No customer accounted for 10% or more of consolidated revenues for the three and nine months ended September 30, 2018 or 2017.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2018, approximately $18.3 billion of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenue on approximately 35% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement. The Company applied the practical expedient that permits the omission of prior period information about its remaining performance obligations. No other practical expedients were applied.

3.  Trade Accounts Receivable, Unbilled Services and Unearned Income

Trade accounts receivables and unbilled services consist of the following:

(in millions)	September 30, 2018	December 31, 2017
Trade accounts receivable:
Billed	$1,089	$1,229
Unbilled services	1,221	883
Trade accounts receivable and unbilled services	2,310	2,112
Allowance for doubtful accounts	(12)	(15)
Trade accounts receivable and unbilled services, net	$2,298	$2,097

Unbilled services and unearned income was as follows:

(in millions, except percentages)	September 30, 2018	December 31, 2017	Change
Unbilled services	$1,221	$883	$338
Unearned income	(984)	(985)	1
Net balance	$237	$(102)	$339

Unbilled services, which is comprised of approximately equal parts of unbilled receivables and contract assets as of September 30, 2018, increased by $338 million as compared to December 31, 2017. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income decreased by $1 million over the same period resulting in an increase of $339 million in the net balance of unbilled services and unearned income between December 31, 2017 and September 30, 2018. These fluctuations are primarily due to timing of payments and invoicing related to the Company’s Research & Development Solutions contracts.

Bad debt expense recognized on the Company’s receivables and unbilled services was de minimis for the three and nine months ended September 30, 2018 and 2017.

4. Investments

Debt, Equity and Other Securities

Current

The Company’s short-term investments in debt, equity and other securities consist primarily of trading investments in mutual funds and are measured at fair value with realized and unrealized gains and losses recorded in other income, net on the accompanying condensed consolidated statements of income.

Long-term

ASU 2016-01 became effective on January 1, 2018. ASU 2016-01 requires entities to measure equity investments (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) at fair value and recognize any changes in fair value in net income at the end of each reporting period. Entities can no longer classify equity investments as trading or available for sale and can no longer recognize unrealized holding gains and losses on equity securities classified previously as available for sale in other comprehensive income (loss). Entities can no longer use the cost method of accounting as it was previously applied for equity securities that do not have readily determinable fair values.

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

In February 2018, the Company made an investment in COTA, Inc. (“COTA”) for a minority ownership interest. The Company’s investment in COTA does not meet the criteria to be accounted for under the equity method or to be consolidated and as a result is subject to ASU 2016-01 noted above. The Company’s investment in COTA does not have a readily determinable fair value and does not qualify for the existing practical expedient in ASC 820. The Company has elected to utilize the new measurement alternative provided for in ASC 321 “Investments – Equity Securities.” The Company’s minority interest in COTA was $20 million as of September 30, 2018.

Unconsolidated Affiliates

In August 2018, the Company made a $20 million minority interest investment in a third party that specializes in healthcare technology. The Company’s investment meets the criteria to be accounted for under the equity method. As such, the Company records its pro rata share of losses or earnings from this investment in equity in earnings of unconsolidated affiliates on the accompanying condensed consolidated statements of income.

5. Variable Interest Entities

As of September 30, 2018, the Company’s investments in unconsolidated variable interest entities (“VIEs”) and its estimated maximum exposure to loss were as follows:

(in millions)	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
NovaQuest Pharma Opportunities Fund III, L.P. (“NovaQuest Fund III”)	$30	$37
NovaQuest Pharma Opportunities Fund IV, L.P. (“NovaQuest Fund IV”)	10	16
NovaQuest Pharma Opportunities Fund V, L.P. (“NovaQuest Fund V”)	11	45
NovaQuest Private Equity Fund I, L.P. (“NovaQuest PE Fund I”)	4	5
Pappas Life Science Ventures V, L.P. (“Pappas Fund V”)	1	5
	$56	$108

In April 2018, the Company committed to invest up to $45 million and $5 million as a limited partner in NovaQuest Fund V and NovaQuest PE Fund I, respectively. The Company expects these investments to be funded over the next several years.

The Company has determined that these funds are VIEs but that the Company is not the primary beneficiary as it does not have a controlling financial interest in these funds. However, because the Company has the ability to exercise significant influence, it accounts for its investments in these funds under the equity method of accounting and records its pro rata share of earnings and losses in equity in earnings of unconsolidated affiliates on the accompanying condensed consolidated statements of income. The investment assets of unconsolidated VIEs are included in investments in and advances to unconsolidated affiliates on the accompanying condensed consolidated balance sheets.

6. Goodwill

The following is a summary of goodwill by reportable segment for the nine months ended September 30, 2018:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2017	$10,348	$1,385	$117	$11,850
Business combinations	128	12	18	158
Impact of foreign currency fluctuations and other	(208)	(5)	(1)	(214)
Balance as of September 30, 2018	$10,268	$1,392	$134	$11,794

7. Derivatives

Foreign Exchange Risk Management

As of September 30, 2018, the Company held foreign currency forward contracts to (i) hedge certain forecasted foreign exchange cash flows arising from service contracts (“Service Contract Hedging”) and (ii) hedge non-United States dollar anticipated intercompany royalties (“Royalty Hedging”). It is the Company’s policy to enter into foreign currency transactions only to the extent necessary to reduce earnings and cash flow volatility associated with foreign exchange rate movements. The Company does not enter into foreign currency transactions for investment or speculative purposes.

As of September 30, 2018, the Company had open Service Contract Hedging and Royalty Hedging contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2018 with notional amounts totaling $249 million. For accounting purposes these hedges are considered highly effective. As of September 30, 2018 and December 31, 2017, the Company had recorded gross unrealized gains (losses) of $7 million and ($4) million and $5 million and ($4) million, respectively, related to these contracts. Upon expiration of the hedge instruments during 2018 and 2019, the Company will reclassify the unrealized holding gains and losses on the derivative instruments included in accumulated other comprehensive income (loss) (“AOCI”) into earnings. The unrealized gains (losses) are included in other current assets and liabilities on the accompanying condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017.

Interest Rate Risk Management

The Company purchases interest rate caps and has entered into interest rate swap agreements for purposes of managing its exposure to interest rate fluctuations.

In April 2014, IMS Health Holdings, Inc. (“IMS Health”), one of the predecessors to the Company prior to the merger of Quintiles Transnational Holdings Inc. (“Quintiles”) and IMS Health, purchased three United States dollar denominated interest rate caps (“2014 Caps”) with a total notional value of $1 billion at strike prices between 2% and 3%. These caps were effective at various times between April 2014 and April 2016 and expire in April 2019. The 2014 Caps are accounted for as cash flow hedges. As of September 30, 2018, only two of the 2014 Caps remain unexpired, with a notional value of $700 million. IMS Health also entered into three United States dollar and Euro denominated interest rate swap agreements in April 2014 (“2014 Swaps”) to hedge interest rate exposure on notional amounts of approximately $600 million of its borrowings. The 2014 Swaps were effective between April and June 2014 and expire at various times through March 2021. As of September 30, 2018, only two of the 2014 Swaps remain unexpired, with a notional value of $437 million. On these agreements, the Company pays a fixed rate ranging from 1.6% to 2.1% and receives a variable rate of interest equal to the greater of three-month United States dollar London Interbank Offered Rate (“LIBOR”) or three-month Euro Interbank Offered Rate (“EURIBOR”), and 1%. During 2017, the 2014 Swaps ceased to be considered highly effective for accounting purposes and as such, the Company discontinued hedge accounting and prospective changes in the fair value of the Swaps are recognized in earnings.

On June 3, 2015, the Company entered into seven forward starting interest rate swaps (“2015 Swaps”) in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. Interest on the swaps began accruing on June 30, 2016, and the interest rate swaps expire at various times through March 2020. As of September 30, 2018, only four of the 2015 Swaps were still outstanding. The Company pays a fixed rate ranging from 1.9% to 2.1% and receives a variable rate of interest equal to the three-month LIBOR on the outstanding agreements. The critical terms of the 2015 Swaps are substantially the same as the underlying borrowings. These interest rate swaps are being accounted for as cash flow hedges as these transactions were executed to hedge the Company’s interest payments and for accounting purposes are considered highly effective. As such, the effective portion of the hedges is recorded as unrealized gains (losses) on derivatives included in AOCI and the ineffective portion of the hedges is recognized in earnings.

On July 19, 2018, the Company entered into two forward starting interest rate swaps (“2018 Swaps”) with a total notional value of $500 million in an effort to limit its exposure to changes in the variable interest rate on its senior secured credit facilities. Interest on the 2018 Swaps begins accruing on June 28, 2019 and the interest rate swaps expire on June 28, 2024.  The Company pays a fixed rate of 3.0% and receives a variable rate of interest equal to the three-month LIBOR on the 2018 Swaps.

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

Net Investment Risk Management

The Company designates its foreign currency denominated debt as a hedge of its net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the United States dollar. As of September 30, 2018, these borrowings (net of original issue discount) were €4,599 million ($5,338 million). The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the cumulative translation adjustment component of AOCI with the related offset in long-term debt. Those amounts will be reclassified from AOCI to earnings upon the sale or substantial liquidation of these net investments. The amount of foreign exchange gains related to the net investment hedge included in the cumulative translation adjustment component of AOCI for the nine months ended September 30, 2018 was $154 million.

The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

		September 30, 2018			December 31, 2017
(in millions)	Balance Sheet Classification	Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$7	$4	$249	$5	$4	$282
Interest rate swaps	Other assets and liabilities	7	—	890	—	1	405
Interest rate caps	Deposits and other assets	2	—	700	1	—	700
Derivatives not designated as hedging instruments:
Interest rate swaps	Other liabilities	—	6	437	—	8	447
Total derivatives		$16	$10		$6	$13

The effect of the Company’s cash flow hedging instruments on other comprehensive (loss) income is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Foreign exchange forward contracts	$1	$(2)	$2	$(7)
Interest rate derivatives	3	3	9	5
Total	$4	$1	$11	$(2)

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

The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values at September 30, 2018 and December 31, 2017 due to their short-term nature. At September 30, 2018 and December 31, 2017, the fair value of total debt approximated $10,701 million and $10,432 million, respectively, as determined under Level 1 and Level 2 measurements for these financial instruments.

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of September 30, 2018:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$52	$—	$—	$52
Derivatives	—	16	—	16
Total	$52	$16	$—	$68
Liabilities:
Derivatives	$—	$10	$—	$10
Contingent consideration	—	—	102	102
Total	$—	$10	$102	$112

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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the nine months ended September 30:

	Contingent Consideration – Accounts Payable and Accrued Expenses
(in millions)	2018	2017
Balance as of January 1	$69	$18
Business combinations	22	52
Contingent consideration paid	(24)	(4)
Revaluations included in earnings and foreign currency translation adjustments	35	(3)
Balance as of September 30	$102	$63

Revaluations of the contingent consideration are recognized in other (expense) income, net on the accompanying condensed consolidated statements of income.

9. Credit Arrangements

The following is a summary of the Company’s revolving credit facilities at September 30, 2018:

Facility	Interest Rates
$1,500 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 1.50% at September 30, 2018
$25 million (receivables financing facility)	LIBOR Market Index Rate (2.26% at September 30, 2018) plus 0.90%
£10 million (approximately $13 million) general banking facility	Bank’s base rate of 0.75% at September 30, 2018 plus 1%

The following table summarizes the Company’s debt at the dates indicated:

(in millions)	September 30, 2018	December 31, 2017
Senior Secured Credit Facilities:
Term A Loan due 2023—U.S. Dollar LIBOR at average floating rates of 3.89%	$822	$844
Term A Loan due 2023—Euro LIBOR at average floating rates of 1.50%	428	453
Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 4.39%	535	1,188
Term B Loan due 2024—Euro LIBOR at average floating rates of 2.75%	1,369	1,423
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 4.39%	743	748
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 4.14%	948	—
Term B Loan due 2025—Euro LIBOR at average floating rates of 2.50%	675	—
Revolving Credit Facility due 2023:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of 3.73%	160	529
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	487	503
3.25% Senior Notes due 2025—Euro denominated	1,654	1,707
3.5% Senior Notes due 2024—Euro denominated	725	749
4.875% Senior Notes due 2023—U.S. Dollar denominated	800	800
Receivables financing facility due 2020—U.S. Dollar LIBOR at average floating rates of 3.16%	275	275
Principal amount of debt	10,671	10,269
Less: unamortized discount and debt issuance costs	(52)	(44)
Less: current portion	(101)	(103)
Long-term debt	$10,518	$10,122

Contractual maturities of long-term debt are as follows at September 30, 2018:

(in millions)
Remainder of 2018	$25
2019	101
2020	376
2021	101
2022	101
Thereafter	9,967
$10,671

At September 30, 2018, there were bank guarantees totaling approximately £1.6 million (approximately $2.0 million) issued against the availability of the general banking facility.

Senior Secured Facilities

On April 6, 2018, the Company entered into Amendment No. 3 to its Fourth Amended and Restated Credit Agreement that increased the amount of commitments available to the Company and certain of its subsidiaries to $1,500 million under the revolving credit facility. No other terms of the credit agreement were amended.

On June 11, 2018, the Company entered into Amendment No. 4 (the “Amendment”) to its Fourth Amended and Restated Credit Agreement that amended the terms of the existing term A loans and revolving credit facility to extend the maturity from 2021 to 2023 and reduce the applicable interest rate from LIBOR plus a margin ranging from 1.75% to 2.50% to LIBOR plus a margin ranging from 1.25% to 2.00%. In connection with the Amendment, the Company recognized a $2 million loss on extinguishment of debt, which includes fees and related expenses. The amendments with respect to the revolving credit facility and the term A loans became effective on June 13, 2018.

Under the Amendment, the Company also placed additional term B loans. The additional term B loans will mature in 2025 and were comprised of $950 million of U.S. dollar denominated term B loans and €583 million ($681 million) Euro denominated term B loans. The U.S. dollar denominated term B loans bear interest based on the U.S. Dollar LIBOR plus a margin ranging from 1.75% to 2.00%. The Euro denominated term B loans bear interest based on the Euro LIBOR with a floor ranging from 0.50% to 0.75%, plus a margin of 2.00%. The proceeds of the additional term B loans were used to pay down the revolving credit facility and $650 million of existing term B loans due 2024 and to pay fees and expenses in connection with the transactions.

At September 30, 2018, the Company’s senior credit facility provided financing of approximately $7,020 million, which consisted of $5,680 million principal amounts of debt outstanding (as detailed in the table above) and $1,340 million of available borrowing capacity on the $1,500 million revolving credit facility.

Restrictive Covenants

The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to consolidated EBITDA, as defined in the senior credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. At September 30, 2018, the Company was in compliance with the financial covenants under its debt agreements in all material respects.

10. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of September 30, 2018 or December 31, 2017.

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

During the nine months ended September 30, 2018, the Company repurchased 7,522,304 shares of its common stock for approximately $792 million under the Repurchase Program. These amounts include shares of the Company’s common stock that it repurchased directly from underwriters in connection with the underwritten secondary public offering described below. As of September 30, 2018, the Company has remaining authorization to repurchase up to $889 million of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

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

Non-controlling Interests

In July 2015, the Company contributed businesses to a joint venture with Quest Diagnostics Incorporated (“Quest”) that was recorded at book value (carryover basis) because the Company owns 60% of the joint venture and maintains control of these businesses. Quest’s 40% non-controlling interest in the joint venture, referred to as Q2 Solutions, was $245 million at September 30, 2018. During the nine months ended September 30, 2018 Q2 Solutions distributed dividends of $29 million to Quest and received a $10 million contribution from Quest to fund ongoing operational and strategic activities.

	2018	2017
Balance as of January 1	$249	$227
Distribution to non-controlling interest	(29)	—
Investment by non-controlling interest	10	—
Comprehensive income:
Net income	18	11
Foreign currency adjustments, net of income tax	(3)	5
Balance as of September 30	$245	$243

11. Business Combinations

The Company completed several immaterial acquisitions during the nine months ended September 30, 2018. The Company’s assessment of fair value and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented for these acquisitions as the aggregate operations of the acquired businesses were not significant to the overall operations of the Company.

The following table provides certain financial information for these acquisitions, including the preliminary allocation of the purchase price to certain intangible assets acquired and goodwill:

	Amortization
(in millions)	Period	2018
Total cost of acquisitions, net of cash acquired(1)		$286
Amounts recorded in the condensed consolidated balance sheets:
Goodwill		158
Portion of goodwill deductible for income tax purposes		15
Intangible assets:
Customer relationships	8-14 years	102
Non-compete agreements	3-5 years	4
Software	1-6 years	43
Trade names	2-10 years	5
Total intangible assets		$154

(1)	Total cost of acquisitions, net of cash acquired, includes contingent consideration and deferred purchase payments of $31 million.

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

The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs	Facility Exit Costs	Total
Balance at December 31, 2017	$80	$4	$84
Expense, net of reversals	48	18	66
Payments	(59)	(5)	(64)
Foreign currency translation and other	(1)	—	(1)
Balance at September 30, 2018	$68	$17	$85

Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals at September 30, 2018 will be paid in 2018 and 2019.

13. Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act is comprehensive legislation that includes provisions that lower the federal corporate income tax rate from 35% to 21% beginning in 2018 and impose a one-time transition tax on undistributed foreign earnings. ASC 740 “Income Taxes” generally requires the effects of the tax law change to be recorded in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date to address ongoing guidance and tax interpretations.  Subsequent changes to provisional amounts are reported in income tax expense in the period in which they are determined. The Company recognized the tax impacts related to the transition tax on undistributed foreign earnings and the impact to deferred tax assets and liabilities and included these provisional amounts based on reasonable estimates in its consolidated financial statements for the year ended December 31, 2017. After further analysis of regulatory guidance and available elections, in the third quarter of 2018, the Company decided to utilize net operating losses against the 2017 transition tax and preserve foreign tax credits for future use. Accordingly, the Company recorded a $27 million provisional benefit related to the transition tax. This benefit reduced the effective tax rate by 52.9 and 12.1 percentage points for the three and nine months ended September 30, 2018, respectively. The ultimate impact of the SAB 118 provisional amounts may differ from these provisional amounts, possibly materially, due to among other things, additional analysis, changes in interpretations and assumptions the Company has made, and additional interpretive regulatory guidance that may be issued. The accounting under SAB 118 is expected to be complete in the fourth quarter of 2018.

The effective income tax rate was (27.5%) and (3.5%) in the third quarter of 2018 and 2017, respectively, and 12.9% and 2.7% in the first nine months of 2018 and 2017, respectively. In the third quarter of 2018, the effective income tax rate was favorably impacted by a provisional benefit of $27 million related to the revision to its estimate of the transition tax discussed above. In the first nine months of 2018, the effective income tax rate was favorably impacted by the reduction in the U.S. statutory income tax rate to 21% as a result of the Tax Act. This favorability was partially offset by an increased U.S. tax base as a result of the Tax Act. For the three months ended September 30, 2018 and 2017, the effective income tax rate was also favorably impacted by a tax benefit of $45 million and $58 million, respectively, related to purchase accounting amortization of approximately $198 million and $193 million, respectively, as a result of the merger between Quintiles and IMS Health. For the nine months ended September 30, 2018 and 2017, the effective income tax rate was also favorably impacted by a tax benefit of $139 million and $189 million, respectively, related to purchase accounting amortization of approximately $608 million and $561 million, respectively, as a result of the merger between Quintiles and IMS Health. The favorable impact related to purchase accounting in 2018 was substantially less than in 2017 due to the reduction in the U.S. statutory income tax rate to 21% in 2018.

14. Employee Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Company’s pension benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Service cost	$10	$10	$30	$29
Interest cost	5	6	15	16
Expected return on plan assets	(11)	(10)	(33)	(29)
Amortization of actuarial losses	—	1	—	1
Curtailments	(1)	—	(1)	—
	$3	$7	$11	$17

Interest cost and expected return on plan assets are recorded in other income, net on the accompanying condensed consolidated statements of income.

The above tables do not include the Company’s expense associated with providing certain executives with supplemental pension benefits as well as postretirement medical, dental and life insurance benefits in accordance with their individual employment arrangements. The Company’s net periodic expense related to these benefits for the three and nine months ended September 30, 2018 was de minimis.

15. Comprehensive Income

Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2017	$(214)	$14	$30	$219	$49
Other comprehensive (loss) income before reclassifications	(237)	11	—	(43)	(269)
Reclassification adjustments	—	—	—	—	—
Balance at September 30, 2018	$(451)	$25	$30	$176	$(220)

Below is a summary of the adjustments for (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

	Affected Financial Statement	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Line Item	2018	2017	2018	2017
Derivative instruments:
Foreign exchange forward contracts	Revenues	$1	$(1)	$(2)	$8
Foreign exchange forward contracts	Other income, net	(2)	(1)	2	(8)
Total before income taxes		(1)	(2)	—	—
Income tax benefit		(1)	—	—	—
Total net of income taxes		$—	$(2)	$—	$—

16. Segments

The following table presents the Company’s operations by reportable segment. The Company is managed through three reportable segments, Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions. Technology & Analytics Solutions provides mission-critical information, technology solutions and real-world insights and services to the Company’s life science customers. Research & Development Solutions, which primarily serves biopharmaceutical customers, provides outsourced clinical research and clinical trial related services. Contract Sales & Medical Solutions provides health care provider (including contract sales) and patient engagement services to both biopharmaceutical customers and the broader healthcare market.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Revenues
Technology & Analytics Solutions	$1,014	$898	$3,010	$2,646
Research & Development Solutions	1,382	1,341	4,097	3,836
Contract Sales & Medical Solutions	198	227	617	699
Total revenues	2,594	2,466	7,724	7,181
Costs of revenue, exclusive of depreciation and amortization
Technology & Analytics Solutions	589	492	1,718	1,445
Research & Development Solutions	921	929	2,765	2,665
Contract Sales & Medical Solutions	168	190	521	584
Total costs of revenue	1,678	1,611	5,004	4,694
Selling, general and administrative expenses
Technology & Analytics Solutions	197	166	572	494
Research & Development Solutions	154	151	463	426
Contract Sales & Medical Solutions	17	19	52	56
General corporate and unallocated	61	58	186	177
Total selling, general and administrative expenses	429	394	1,273	1,153
Segment profit
Technology & Analytics Solutions	228	240	720	707
Research & Development Solutions	307	261	869	745
Contract Sales & Medical Solutions	13	18	44	59
Total segment profit	548	519	1,633	1,511
General corporate and unallocated	(61)	(58)	(186)	(177)
Depreciation and amortization	(283)	(256)	(847)	(733)
Impairment charges	—	—	—	(40)
Restructuring costs	(23)	(10)	(66)	(38)
Total income from operations	$181	$195	$534	$523

17. Earnings Per Share

The following table presents the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions or the effect of including such stock-based awards in the computation would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Shares subject to performance conditions	0.8	0.5	0.8	0.4
Shares subject to anti-dilutive stock-based awards	0.6	0.6	1.1	1.3
Total shares excluded from diluted earnings per share	1.4	1.1	1.9	1.7

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

We renamed two of our reportable segments during the second quarter of 2018. The reportable segment formerly known as Commercial Solutions is now named Technology & Analytics Solutions and the reportable segment formerly known as Integrated Engagement Services is now named Contract Sales & Medical Solutions. This is a name change only and there are no changes to the composition of either segment.

We manage our business through three reportable segments, Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions. Technology & Analytics Solutions provides critical information, technology solutions and real-world insights and services to our life science customers. Research & Development Solutions, which primarily serves biopharmaceutical customers, is engaged in research and development and provides clinical research and clinical trial services. Contract Sales & Medical Solutions provides contract sales to both biopharmaceutical customers and the broader healthcare market.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) and ASU 2017-07, “Compensation—Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”) using the full retrospective method. As a result of the adoption of ASU 2014-09 and ASU 2017-07, the Company retrospectively adjusted related presentations in its condensed consolidated financial statements and amounts and disclosures set forth in this Form 10-Q reflect these changes. See “Note 1 Summary of Significant Accounting Policies” within Item 1 of this Form 10-Q for more information about these changes.

Sources of Revenue

Total revenues are comprised of revenues from the provision of our services. We do not have material product revenues.

Costs and Expenses

Our costs and expenses are comprised primarily of our costs of revenue, which include reimbursed expenses, and selling, general and administrative expenses. Costs of revenue include compensation and benefits for billable employees and personnel involved in production, data management and delivery, and the costs of acquiring and processing data for our information offerings; costs of staff directly involved with delivering technology-related services offerings and engagements, related accommodations and the costs of data purchased specifically for technology services engagements; costs related to facilities; costs related to training and expenses for information technology (“IT”), reimbursed expenses that are comprised principally of payments to investigators who oversee clinical trials and travel expenses for our clinical monitors and sales representatives; and other expenses directly related to service contracts such as courier fees, laboratory supplies, professional services and travel expenses. Selling, general and administrative expenses include costs related to sales, marketing, and administrative functions (including human resources, legal, finance and general management) for compensation and benefits, travel, professional services, facilities and training and expenses for IT.

Foreign Currency Translation

In the first nine months of 2018, approximately 40% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 55 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period-to-period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results.

Consolidated Results of Operations

For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.

Revenues

	Three Months Ended September 30,		Change
(in millions)	2018	2017	$	%
Revenues	$2,594	$2,466	$128	5.2%

For the third quarter of 2018, our revenues increased $128 million, or 5.2%, as compared to the same period in 2017. This increase was comprised of constant currency revenue growth of approximately $155 million, or 6.3%, offset by the negative impact of approximately $27 million from the effects of foreign currency fluctuations. The constant currency revenue growth was comprised of a $135 million increase in Technology & Analytics Solutions and a $47 million increase in Research & Development Solutions offset by a $27 million decrease in Contract Sales & Medical Solutions.

	Nine Months Ended September 30,		Change
(in millions)	2018	2017	$	%
Revenues	$7,724	$7,181	$543	7.6%

For the first nine months of 2018, our revenues increased $543 million, or 7.6%, as compared to the same period in 2017. This increase was comprised of constant currency revenue growth of approximately $460 million, or 6.4%, and a positive impact of approximately $83 million from the effects of foreign currency fluctuations. The constant currency revenue growth was comprised of a $331 million increase in Technology & Analytics Solutions and a $222 million increase in Research & Development Solutions offset by a $93 million decrease in Contract Sales & Medical Solutions.

Costs of Revenue, exclusive of Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Costs of revenue, exclusive of depreciation and amortization	$1,678	$1,611	$5,004	$4,694
% of revenues	64.7%	65.3%	64.8%	65.4%

The $67 million increase in costs of revenues, exclusive of depreciation and amortization, for the three months ended September 30, 2018 as compared to the same period in 2017 included a constant currency increase of approximately $90 million, or 5.6%, and a positive impact of approximately $23 million from the effects of foreign currency fluctuations. The constant currency increase consisted of a $105 million increase in Technology & Analytics Solutions and a $4 million increase in Research & Development Solutions offset by a $19 million decrease in Contract Sales & Medical Solutions.

The $310 million increase in costs of revenues, exclusive of depreciation and amortization, for the nine months ended September 30, 2018 as compared to the same period in 2017 included a constant currency increase of approximately $253 million, or 5.4%, and a negative impact of approximately $57 million from the effects of foreign currency fluctuations. The constant currency increase consisted of a $246 million increase in Technology & Analytics Solutions and a $78 million increase in Research & Development Solutions offset by a $71 million decrease in Contract Sales & Medical Solutions.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Selling, general and administrative expenses	$429	$394	$1,273	$1,153
% of revenues	16.5%	16.0%	16.5%	16.1%

The $35 million increase in selling, general and administrative expenses for the three months ended September 30, 2018 as compared to the same period in 2017 included a constant currency increase of approximately $43 million, or 10.9%, and a positive impact of approximately $8 million from the effects of foreign currency fluctuations. The constant currency increase primarily consisted of a $35 million increase in Technology & Analytics Solutions, a $5 million increase in Research & Development Solutions and a $4 million increase in general corporate and unallocated expenses offset by a decrease of $1 million in Contract Sales & Medical Solutions.

The $120 million increase in selling, general and administrative expenses for the nine months ended September 30, 2018 as compared to the same period in 2017 included a constant currency increase of approximately $102 million, or 8.8%, and a negative impact of approximately $18 million from the effects of foreign currency fluctuations. The constant currency increase primarily consisted of a $67 million increase in Technology & Analytics Solutions, a $32 million increase in Research & Development Solutions and a $7 million increase in general corporate and unallocated expenses offset by a decrease of $4 million in Contract Sales & Medical Solutions.

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Depreciation and amortization	$283	$256	$847	$733
% of revenues	10.9%	10.4%	11.0%	10.2%

The $27 million and $114 million increases in depreciation and amortization in the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, were primarily due to higher intangible asset balances as a result of acquisitions occurring in 2017 and 2018 and foreign currency fluctuations.

Impairment Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Impairment charges	$—	$—	$—	$40

During the second quarter of 2017, the Company recognized $40 million of impairment losses for declines in fair values of goodwill and identifiable intangible assets related to Encore Health Resources LLC (“Encore”), which we sold in the third quarter of 2017.

Restructuring Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Restructuring costs	$23	$10	$66	$38

The $13 million and $28 million increases in restructuring costs in the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, were due to continuing efforts to streamline our global operations. The remaining actions under these plans are expected to occur throughout 2018 and into 2019 and are expected to consist of severance, facility closure and other exit-related costs.

Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Interest income	$(2)	$(2)	$(5)	$(5)
Interest expense	$105	$93	$308	$249

Interest income includes interest received primarily from bank balances and investments.

Interest expense during the three and nine months ended September 30, 2018 was higher than the same periods in 2017 due to an increase in the average debt outstanding, primarily as a result of the February 2017 issuance of €1,425 million (approximately $1,522 million) of 3.25% senior notes, the September 2017 issuance of €420 million (approximately $501 million) of 2.875% senior notes, the September 2017 incremental term B loan of $750 million and the June 2018 issuance of $1.63 billion of additional term B loans.

Loss on Extinguishment of Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Loss on extinguishment of debt	$—	$18	$2	$21

During the second quarter of 2018, we recognized a loss on extinguishment of debt for fees and expenses incurred related to the refinancing of our senior secured credit facilities of $2 million as discussed further in Note 9 to our condensed consolidated financial statements included elsewhere in this Form 10-Q. During the three and nine months ended September 30, 2017, we recognized losses of $18 million and $21 million, respectively, on extinguishment of debt for fees and expenses incurred related to the refinancing of our senior notes and senior secured credit facilities.

Other Expense (Income), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Other expense (income), net	$27	$—	$5	$(3)

Other expense (income), net for the three and nine months ended September 30, 2018 increased as compared to the same periods in the prior year, primarily as a result of an increase in fair value of acquisition-related contingent consideration offset by higher foreign currency gains and returns on pension assets.

Income Tax (Benefit) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Income tax (benefit) expense	$(14)	$(3)	$29	$7

The effective income tax rate was (27.5%) and (3.5%) in the third quarter of 2018 and 2017, respectively, and 12.9% and 2.7% in the first nine months of 2018 and 2017, respectively. During the third quarter of 2018, we recorded a $27 million provisional benefit related to the one-time transition tax on undistributed foreign earnings as required by the Tax Cuts and Job Act (“the Tax Act). This adjustment reduced the effective tax rate by 52.9 and 12.1 percentage points for the three and nine months ended September 30, 2018, respectively. In the first nine months of 2018, our effective income tax rate was favorably impacted by the reduction in the United States (“U.S.”) statutory income tax rate to 21% as a result of the Tax Act. This favorability was partially offset by an increased U.S. tax base as a result of the Tax Act. For the three months ended September 30, 2018 and 2017, our effective income tax rate was also favorably impacted by a tax benefit of $45 million and $58 million, respectively, related to purchase accounting amortization of approximately $198 million and $193 million, respectively, as a result of the merger between Quintiles Transnational Holdings Inc. (“Quintiles”) and IMS Health Holdings, Inc. (“IMS Health”). For the nine months ended September 30, 2018 and 2017, our effective income tax rate was also favorably impacted by a tax benefit of $139 million and $189 million, respectively, related to purchase accounting amortization of approximately $608 million and $561 million, respectively, as a result of the merger between Quintiles and IMS Health. The favorable impact related to purchase accounting in 2018 was substantially less than 2017 due to the reduction in the U.S. statutory income tax rate to 21% in 2018.

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Equity in earnings of unconsolidated affiliates	$2	$4	$13	$7

Equity in earnings of unconsolidated affiliates primarily included earnings from our investment in NovaQuest Pharma Opportunities Fund III, L.P.

Net Income Attributable to Non-controlling Interests

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net income attributable to non-controlling interests	$(7)	$(5)	$(18)	$(11)

Net income attributable to non-controlling interests primarily included Quest Diagnostics Incorporated’s interest in Q2 Solutions.

Segment Results of Operations

The Company’s revenues and profit by segment are as follows:

Three Months Ended September 30, 2018 and 2017
	Segment Revenues		Segment Profit
(in millions)	2018	2017	2018	2017
Technology & Analytics Solutions	$1,014	$898	$228	$240
Research & Development Solutions	1,382	1,341	307	261
Contract Sales & Medical Solutions	198	227	13	18
Total	2,594	2,466	548	519
General corporate and unallocated			(61)	(58)
Depreciation and amortization			(283)	(256)
Impairment charges			—	—
Restructuring costs			(23)	(10)
Consolidated	$2,594	$2,466	$181	$195

Nine Months Ended September 30, 2018 and 2017
	Segment Revenues		Segment Profit
(in millions)	2018	2017	2018	2017
Technology & Analytics Solutions	$3,010	$2,646	$720	$707
Research & Development Solutions	4,097	3,836	869	745
Contract Sales & Medical Solutions	617	699	44	59
Total	7,724	7,181	1,633	1,511
General corporate and unallocated			(186)	(177)
Depreciation and amortization			(847)	(733)
Impairment charges			—	(40)
Restructuring costs			(66)	(38)
Consolidated	$7,724	$7,181	$534	$523

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

Technology & Analytics Solutions

	Three Months Ended September 30,		Change
(in millions)	2018	2017	$	%
Revenues	$1,014	$898	$116	12.9%
Costs of revenue, exclusive of depreciation and amortization	589	492	97	19.7
Selling, general and administrative	197	166	31	18.7
Segment profit	$228	$240	$(12)	(5.0)%

	Nine Months Ended September 30,		Change
(in millions)	2018	2017	$	%
Revenues	$3,010	$2,646	$364	13.8%
Costs of revenue	1,718	1,445	273	18.9
Selling, general and administrative	572	494	78	15.8
Segment profit	$720	$707	$13	1.8%

Revenues

Technology & Analytics Solutions’ revenues were $1,014 million for the third quarter of 2018, an increase of $116 million, or 12.9%, over the same period in 2017. This increase was comprised of constant currency revenue growth of approximately $135 million, or 15.0%, and a negative impact of approximately $19 million from the effects of foreign currency fluctuations. The constant currency growth resulted primarily from revenue growth in the Americas region as well as the Europe and Africa region. The revenue growth in these regions was driven by higher real-world and analytical services as well as incremental revenue from acquisitions.

Technology & Analytics Solutions’ revenues were $3,010 million for the first nine months of 2018, an increase of $364 million, or 13.8%, over the same period in 2017. This increase was comprised of constant currency revenue growth of approximately $331 million, or 12.5%, and a positive impact of approximately $33 million from the effects of foreign currency fluctuations. The constant currency growth resulted primarily from revenue growth in the Americas region as well as the Europe and Africa region. The revenue growth in these regions was due to higher revenues across technology solutions, information offerings and real-world and analytical services as well as incremental revenue from acquisitions.

Costs of Revenue, exclusive of Depreciation and Amortization

Technology & Analytics Solutions’ costs of revenue increased $97 million, or 19.7%, in the third quarter of 2018 over the same period in 2017. This increase included a constant currency increase of approximately $105 million, or 21.3%, and a positive impact of approximately $8 million from the effects of foreign currency fluctuations.

Technology & Analytics Solutions’ costs of revenue increased $273 million, or 18.9%, in the first nine months of 2018 over the same period in 2017. This increase included a constant currency increase of approximately $246 million, or 17.0%, and a negative impact of approximately $27 million from the effects of foreign currency fluctuations.

The constant currency increase for both the three and nine months ended September 30, 2018 was primarily due to an increase in compensation and related expenses to support revenue growth and incremental costs from acquisitions.

Selling, General and Administrative Expenses

Technology & Analytics Solutions’ selling, general and administrative expenses increased $31 million, or 18.7%, in the third quarter of 2018 as compared to the same period in 2017, which included a constant currency increase of approximately $35 million, or 21.1%, and a positive impact of approximately $4 million from the effects of foreign currency fluctuations.

Technology & Analytics Solutions’ selling, general and administrative expenses increased $78 million, or 15.8%, in the first nine months of 2018 as compared to the same period in 2017, which included a constant currency increase of approximately $67 million, or 13.6%, and a negative impact of approximately $11 million from the effects of foreign currency fluctuations.

The constant currency increase for both the three and nine months ended September 30, 2018 was primarily related to an increase in compensation and related expenses from higher headcount to support growth and incremental costs from acquisitions.

Research & Development Solutions

	Three Months Ended September 30,		Change
(in millions)	2018	2017	$	%
Revenues	$1,382	$1,341	$41	3.1%
Costs of revenue, exclusive of depreciation and amortization	921	929	(8)	(0.9)
Selling, general and administrative expenses	154	151	3	2.0
Segment profit	$307	$261	$46	17.6%

	Nine Months Ended September 30,		Change
(in millions)	2018	2017	$	%
Revenues	$4,097	$3,836	$261	6.8%
Costs of revenue	2,765	2,665	100	3.8
Selling, general and administrative expenses	463	426	37	8.7
Segment profit	$869	$745	$124	16.6%

Backlog

Research & Development Solutions contracted backlog was $16.40 billion at September 30, 2018, including reimbursed expenses, and we expect approximately $4.6 billion of this backlog to convert to revenue in the next 12 months.

Revenues

Research & Development Solutions’ revenues were $1,382 million in the third quarter of 2018, an increase of $41 million, or 3.1%, over the same period in 2017. This increase was comprised of constant currency revenue growth of approximately $47 million, or 3.5%, and a negative impact of approximately $6 million from the effects of foreign currency fluctuations. The constant currency growth primarily included volume-related increases in clinical services and lab testing volumes.

Research & Development Solutions’ revenues were $4,097 million in the first nine months of 2018, an increase of $261 million, or 6.8%, over the same period in 2017. This increase was comprised of constant currency revenue growth of approximately $222 million, or 5.8%, and a positive impact of approximately $39 million from the effects of foreign currency fluctuations. The constant currency growth primarily included volume-related increases in clinical services, increased lab testing volumes and incremental revenue from acquisitions during the first six months of 2018.

Costs of Revenue, exclusive of Depreciation and Amortization

Research & Development Solutions’ costs of revenue decreased $8 million, or 0.9%, in the third quarter of 2018 over the same period in 2017. This decrease included a constant currency increase of approximately $4 million, or 0.4%, offset by a positive impact of approximately $12 million from the effects of foreign currency fluctuations.

Research & Development Solutions’ costs of revenue increased $100 million, or 3.8%, in the first nine months of 2018 over the same period in 2017. This increase included a constant currency increase of approximately $78 million, or 2.9%, and a negative impact of approximately $22 million from the effects of foreign currency fluctuations. The constant currency increase was primarily due to an increase in reimbursed expenses and an increase in compensation and related expenses as well as incremental costs from acquisitions during the first six months of 2018. Compensation and related expenses increased as a result of headcount to support revenue growth and our next generation of clinical development capabilities, which include analytics-driven methods and technology to optimize trial design.

Selling, General and Administrative Expenses

Research & Development Solutions’ selling, general and administrative expenses increased $3 million, or 2.0%, in the third quarter of 2018 as compared to the same period in 2017, which includes a constant currency increase of approximately $5 million, or 3.3%, offset by a positive impact of approximately $2 million from the effects of foreign currency fluctuations. The constant currency increase was primarily related to higher compensation and related expenses due to increased headcount to support growth.

Research & Development Solutions’ selling, general and administrative expenses increased $37 million, or 8.7%, in the first nine months of 2018 as compared to the same period in 2017, which includes a constant currency increase of approximately $32 million, or 7.5%, and a negative impact of approximately $5 million from the effects of foreign currency fluctuations. The constant currency increase was primarily related to higher compensation and related expenses due to increased headcount to support growth and our next generation of clinical development capabilities, as well as incremental costs from acquisitions during the first six months of 2018.

Contract Sales & Medical Solutions

	Three Months Ended September 30,		Change
(in millions)	2018	2017	$	%
Revenues	$198	$227	$(29)	(12.8)%
Costs of revenue, exclusive of depreciation and amortization	168	190	(22)	(11.6)
Selling, general and administrative expenses	17	19	(2)	(10.5)
Segment profit	$13	$18	$(5)	(27.8)%

	Nine Months Ended September 30,		Change
(in millions)	2018	2017	$	%
Revenues	$617	$699	$(82)	(11.7)%
Costs of revenue	521	584	(63)	(10.8)
Selling, general and administrative expenses	52	56	(4)	(7.1)
Segment profit	$44	$59	$(15)	(25.4)%

Revenues

Contract Sales & Medical Solutions’ revenues were $198 million in the third quarter of 2018, a decrease of $29 million, or 12.8%, over the same period in 2017. This decrease included a constant currency revenue decline of approximately $27 million, or 11.9%, and a negative impact of approximately $2 million from the effects of foreign currency fluctuations.

Contract Sales & Medical Solutions’ revenues were $617 million in the first nine months of 2018, a decrease of $82 million, or 11.7%, over the same period in 2017. This decrease included a constant currency revenue decline of approximately $93 million, or 13.3%, partially offset by approximately $11 million from the positive effects of foreign currency fluctuations.

The constant currency decline for both the three and nine months ended September 30, 2018 was largely due to cancellations in 2017 in the Americas region and reduced volume in the Asia-Pacific region.

Costs of Revenue, exclusive of Depreciation and Amortization

Contract Sales & Medical Solutions’ costs of revenue decreased $22 million, or 11.6%, in the third quarter of 2018 as compared to the same period in 2017. This decrease included a constant currency decline of approximately $19 million, or 10.0%, and a positive impact of approximately $3 million from the effects of foreign currency fluctuations.

Contract Sales & Medical Solutions’ costs of revenue decreased $63 million, or 10.8%, in the first nine months of 2018 as compared to the same period in 2017. This decrease included a constant currency decline of approximately $71 million, or 12.2%, partially offset by approximately $8 million from the negative effects of foreign currency fluctuations.

The constant currency decline for both the three and nine months ended September 30, 2018 was due to a decrease in compensation and related expenses resulting from a decrease in billable headcount.

Selling, General and Administrative Expenses

Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $2 million, or 10.5%, in the third quarter of 2018 as compared to the same period in 2017. This decrease included a constant currency decline of approximately $1 million and a positive impact of approximately $1 million from the effects of foreign currency fluctuations.

Contract Sales & Medical Solutions’ selling, general and administrative decreased $4 million, or 7.1%, in the first nine months of 2018 as compared to the same period in 2017. The decrease is primarily the result of lower compensation and related expenses from a reduction in headcount.

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

We had a cash balance of $827 million at September 30, 2018 ($153 million of which was in the United States), a decrease from $959 million at December 31, 2017.

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

Equity Repurchase Program

During the first nine months of 2018, we repurchased 7,522,304 shares of our common stock for approximately $792 million. These amounts include 4,000,000 shares of our common stock, which we repurchased directly from an underwriter in connection with a secondary public offering of shares of our common stock held by certain of our principal stockholders for an aggregate purchase price of $412 million. See Note 10 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details regarding our repurchase program.

As of September 30, 2018, we have remaining authorization to repurchase up to $889 million of our common stock under our Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of our Repurchase Program.

Debt

On April 6, 2018, we amended our credit agreement to increase our revolving credit facility borrowing capacity to $1.5 billion.

On June 11, 2018, we amended our credit agreement (the “Amendment”) to extend the maturity of our existing term A loans and revolving credit facility to 2023 and reduce the applicable interest rate to LIBOR plus a margin ranging from 1.25% to 2.00%. In connection with this Amendment, we recognized a $2 million loss on extinguishment of debt, which includes fees and related expenses.

Under the Amendment, we also placed additional term B loans. The additional term B loans will mature in 2025 and were comprised of $950 million of U.S. dollar denominated term B loans and €583 million ($681 million) Euro denominated term B loans. The U.S. dollar denominated term B loans bear interest based on the U.S. Dollar LIBOR plus a margin ranging from 1.75% to 2.00%. The Euro denominated term B loans bear interest based on the Euro LIBOR with a floor ranging from 0.50% to 0.75%, plus a margin of 2.00%. The proceeds of the additional term B loans were used to pay down the revolving credit facility and $650 million of existing term B loans due 2024 and to pay fees and expenses in connection with the transactions. See Note 9 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information regarding this Amendment.

As of September 30, 2018, we had $10.7 billion of total indebtedness, excluding $1.3 billion of additional available borrowings under our revolving credit facilities.

Our long-term debt arrangements contain customary restrictive covenants and, as of September 30, 2018, we believe we were in compliance with our restrictive covenants in all material respects.

Nine months ended September 30, 2018 and 2017

Cash Flow from Operating Activities

	Nine Months Ended September 30,
(in millions)	2018	2017
Net cash provided by operating activities	$837	$737

Cash provided by operating activities increased $100 million during the first nine months of 2018 as compared to the same period in 2017. The increase is primarily due to higher accounts payable and accrued expenses partially offset by an increase in unbilled services due to timing of invoicing and higher payments for interest.

Cash Flow from Investing Activities

	Nine Months Ended September 30,
(in millions)	2018	2017
Net cash used in investing activities	$(632)	$(774)

Cash used in investing activities decreased $142 million during the first nine months of 2018 as compared to the same period in 2017. The decrease is primarily due to lower cash used for the acquisition of businesses ($270 million), partially offset by higher cash used for the acquisition of property, equipment and software ($54 million), an increase in investments in equity securities, including our investment in COTA, Inc. during the first quarter of 2018 ($20 million) and an increase in investments in unconsolidated affiliates, including our investment in a third party during this quarter ($20 million).

Cash Flow from Financing Activities

	Nine Months Ended September 30,
(in millions)	2018	2017
Net cash used in financing activities	$(294)	$(117)

Cash used in financing activities increased $177 million during the first nine months of 2018 as compared to the same period in 2017. The increase in cash used in financing activities was primarily related to less cash from debt issuances, net of repayments ($1,524 million), $68 million less cash from employee stock option plans, $20 million of higher contingent consideration and deferred purchase price payments and $16 million of increased net distributions to non-controlling interest, partially offset by a decline in cash used to repurchase common stock ($1,451 million).

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

Since the merger between Quintiles and IMS Health, we have repurchased 51.4 million shares of our common stock at an average market price per share of $86.09 for an aggregate purchase price of $4,422 million both under and outside of the Repurchase Program.

From inception of the Repurchase Program through September 30, 2018, we have repurchased a total of $4,836 million of our securities under the Repurchase Program consisting of $59 million of stock options and $4,777 million of common stock.

During the first nine months of 2018, we repurchased 7,522,304 shares of our common stock for approximately $792 million under the Repurchase Program. These amounts include 4,000,000 shares of our common stock, which we repurchased directly from an underwriter in connection with a secondary public offering of shares of our common stock held by certain of our principal stockholders for an aggregate purchase price of $412 million. See Note 10 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details regarding our repurchase program.

As of September 30, 2018, we have remaining authorization to repurchase up to $889 million of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

The following table summarizes the monthly equity repurchase program activity for the three months ended September 30, 2018 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program. In addition, the table includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan (“the Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2018 — July 31, 2018	—	$—	—	$1,023
August 1, 2018 — August 31, 2018	0.1	$123.79	0.1	$1,013
September 1, 2018 — September 30, 2018	1.0	$126.31	1.0	$889
	1.1		1.1

Item 6. Exhibits

The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.1	Employment Agreement, dated as of July 26, 2018, between the Company and the CEO.		8-K	001-35907	10.1	July 27, 2018

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

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

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on October 25, 2018.

IQVIA HOLDINGS INC.

/s/ Michael R. McDonnell
Michael R. McDonnell Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)