Form 10-K
period 2018-12-31
IQVIA HOLDINGS INC.
filed 2019-02-19
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price as reported on the New York Stock Exchange on June 29, 2018, the last business day of the registrant’s most recently completed second quarter, was approximately $16.1 billion.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	197,599,861 shares outstanding as of February 12, 2019

Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

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

GENERAL

On May 3, 2016, Quintiles Transnational Holdings Inc. (“Quintiles”) and IMS Health Holdings, Inc. (“IMS Health”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Effective October 3, 2016, pursuant to the Merger Agreement, IMS Health merged with and into Quintiles, with Quintiles continuing as the surviving corporation, and the separate corporate existence of IMS Health ceased (the “Merger”). Quintiles was incorporated under the laws of the State of North Carolina on November 10, 2009, and immediately prior to the completion of the Merger, Quintiles converted to a Delaware corporation and changed its name to QuintilesIMS Holdings, Inc. On November 6, 2017, we changed our name to IQVIA Holdings Inc.

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

Trademarks and Service Marks

All trademarks, trade names, product names, graphics and logos of IQVIA contained herein are trademarks or registered trademarks of IQVIA Holdings Inc. or its subsidiaries, as applicable, in the United States and/or other countries. All other party trademarks, trade names, product names, graphics and logos contained herein are the property of their respective owners. The use or display of other parties’ trademarks, trade names, product names, graphics or logos is not intended to imply, and should not be construed to imply, a relationship with, or endorsement or sponsorship of IQVIA Inc. or its subsidiaries by such other party.

Solely for convenience, the trademarks, service marks and trade names referred to in this annual report are listed without the ®, (sm) and (TM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names.

PART I

Item 1. Business

Our Company

IQVIA is a leading global provider of advanced analytics, technology solutions and contract research services to the life sciences industry. Formed through the Merger of IMS Health and Quintiles, IQVIA applies human data science – leveraging the analytic rigor and clarity of data science to the ever-expanding scope of human science – to enable companies to reimagine and develop new approaches to clinical development and commercialization, speed innovation, and accelerate improvements in healthcare outcomes. Powered by the IQVIA CORE™, we deliver unique and actionable insights at the intersection of large scale analytics, transformative technology and extensive domain expertise as well as execution capabilities to help biotech, medical device, and pharmaceutical companies, medical researchers, government agencies, payers and other healthcare stakeholders tap into a deeper understanding of diseases, human behaviors and scientific advances, in an effort to advance their path toward cures. With more than 58,000 employees, we conduct operations in more than 100 countries.

We have one of the largest and most comprehensive collections of healthcare information in the world, which includes more than 600 million comprehensive, longitudinal, non-identified patient records spanning sales, prescription and promotional data, medical claims, electronic medical records, genomics, and social media. Our scaled and growing data set contains over 30 petabytes of proprietary data sourced from more than 140,000 data suppliers and covering approximately one million data feeds globally. Based on this data, we deliver information and insights on over 85% of the world’s pharmaceuticals, as measured by 2017 sales. We standardize, curate, structure and integrate this data by applying our sophisticated analytics and leveraging our global technology infrastructure. This helps our clients run their organizations more efficiently and make better decisions to improve their clinical, commercial and financial performance. The breadth of the intelligent, actionable information we provide is not comprehensively available from any other source and our scope of information would be difficult and costly for another party to replicate.

We combine our proprietary information assets with advanced analytics, transformative technology and domain expertise to develop clinical and commercial capabilities that enable us to grow our relationships with healthcare stakeholders throughout the life science’s value chain. This set of capabilities includes:

•

A leading healthcare-specific global IT infrastructure, representing what we believe is one of the largest and most sophisticated information technology (“IT”) infrastructures in healthcare. We receive over 70 billion healthcare records annually, our infrastructure then connects complex healthcare data while applying a wide range of privacy, security, operational, legal and contractual protections for data in response to local law, supplier requirements and industry leading practices;

•

Analytics-driven clinical development, which improves clinical trial design, site identification and patient recruitment by empowering therapeutic, scientific, and domain experts with expansive levels of information, including product level tracking in 90 markets, and information about treatments and outcomes on more than 600 million non-identified patients globally;

•

Robust real-world insights ecosystem, with sophisticated retrospective database analytics, prospective real-world data collection technology platforms and scientific expertise, which enables us to address critical healthcare issues of cost, value and patient outcomes;

•

A growing set of proprietary clinical and commercial applications, which helps our clients increase their clinical operations performance, supports their regulatory and compliance needs and orchestrates their sales operations, sales management, multi-channel marketing and performance management; and

•

A staff of more than 58,000 employees across the globe, including approximately 21,000 Technology & Analytics Solutions employees, approximately 31,000 Research & Development Solutions employees and approximately 6,000 Contract Sales & Medical Solutions employees.

•

Integration of information, analytics, technology, and domain expertise through the IQVIA CORE™, which enables us to provide our clients with more effective options to address their needs from Research and Development through commercialization as well as truly innovative breakthroughs such as virtual trials and global real-world evidence networks.

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

User	Illustrative Questions
Research & Development	Which study sites have the target patients?	Are there enough patients for my clinical trial?	How long will trial enrollment take to hit target patient volumes?

Sales	Which providers generate the highest return on representative visit?	Does my sales representative drive appropriate prescribing?	How much should I pay my sales representative next month?

Marketing	What share of patients is appropriately treated?	Which underserved patient populations will benefit most from my new drug?	Is my brand gaining market share quickly enough to hit revenue forecasts?

Real-World Evidence/Pharmacovigilance	What is the likely impact of new therapies on costs and outcomes?	Are new therapies performing better against existing standards of care in real-world settings?	Does real-world data indicate adverse events not detected in clinical trials?

Our Market Opportunity

We compete in a market of greater than $230 billion consisting of outsourced research and development, real-world evidence and connected health and technology enabled commercial operations markets for life sciences companies and the broader healthcare industry. The following sets forth our estimates for the size of our principal markets:

•

Outsourced research and development: Biopharmaceutical spending on drug development totaled over $100 billion in 2018. Of that amount, we estimate that our addressable opportunity (clinical development spending excluding preclinical spending) was approximately $66 billion. The portion of this addressable opportunity that was outsourced in 2018, based on our estimates, was approximately $32 billion;

•

Real-World Evidence and connected health: Total addressable market of approximately $80 billion based on 2018 sales that consists of two relatively equal parts. First, the market for Real-World Evidence of approximately $40 billion includes traditionally defined analytic platforms and implementation, medical and scientific analytic services, observation studies and market access. Second, the market for connected healthcare of approximately $40 billion includes areas such as revenue cycle management, payer analytics and clinical decision support services; and

•

Technology enabled commercial operations: Total addressable market of approximately $50 billion based on 2018 sales that includes information, data warehousing, IT outsourcing, software applications and other services in the broader market for IT services. This addressable market also includes commercial services such as recruiting, training, deploying and managing global sales forces, channel management, patient engagement services, market access consulting, brand communication, advisory services, and health information analytics and technology consulting.

In deriving estimates of the size of the various markets described above, we review third-party sources, which include estimates and forecasts of spending in various segments, in combination with internal IQVIA research and analysis informed by our experience serving these segments, as well as projected growth rates for each of these segments. See “Industry and Market Data” above.

We believe there are six key trends affecting our end markets that will create increasing demand for research and development services and technology & analytics solutions:

Growth and innovation in the life sciences industry. The life sciences industry is a large and critical part of the global healthcare system, and, according to the latest information available from the IQVIA Market Prognosis service, is estimated to have generated approximately $1.2 trillion in revenue in 2018. According to our research, revenue growth in the life sciences industry globally is expected to range from 3% to 6% between 2019 and 2023. According to the IQVIA Institute, it is estimated that spending on pharmaceuticals in emerging markets will expand at a 5% to 8% compound annual growth rate (“CAGR”) through 2023. The growth of emerging markets is making these geographies strategically important to life sciences organizations and, consistent with their approach in the developed markets, we expect these organizations to apply a high degree of sophistication to their commercial operations in these countries. For global companies, this requires highly localized knowledge and information assets, the development of market access strategies and performance benchmarking. In addition, local players are learning that they need to compete on the basis of improved information and analytics.

Growth in Research and Development. Spending trends in research and development are impacted as a result of several factors, including major biopharmaceutical companies’ efforts to replenish revenues lost from the so-called “patent cliff,” increased access to capital by the small and midcap biotechnology industry, and recent increases in pharmaceutical approvals by regulatory authorities. The IQVIA Institute also estimates that approximately 270 new molecular entities (“NMEs”) are expected to be approved between 2019 and 2023, compared to 230 between 2014 and 2018, and 182 between 2009 and 2013. We believe that further research and development spending, combined with the continued need for cost efficiency across the healthcare landscape, will continue to create opportunities for biopharmaceutical services companies, particularly those with a global reach and broad service offerings, to help biopharmaceutical companies with their pre- and post-launch solutions development and commercialization needs.

Increased Complexity in Research and Development. Biopharmaceutical companies face environments in which it has become increasingly difficult to operate. Improved standards of care in many therapeutic areas and the emergence of new types of therapies, such as biologics, genetically targeted therapies, gene and stem cell therapies, and other treatment modalities have led to more complex development and regulatory pathways. For example, the United States and European countries have recently released guidelines for the development of “biosimilar” products. We believe that our global clinical development capabilities, including our expertise in biomarkers and genomics and our global laboratory network, position us well to help biopharmaceutical companies manage the complexities inherent in an environment where this type of expertise is important. For example, the IQVIA CORE™ helps us validate protocols to ensure studies in new disease areas have greater accuracy and also enables us, through innovations such as predictive analytics, to find patients who may not have been diagnosed.

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

There is increasing pressure on life sciences companies to support and justify the value of their therapies. Many new drugs that are being approved are more expensive than existing therapies and will likely receive heightened scrutiny by regulators and payers to determine whether the existing treatment options would be sufficient. Additionally, many new specialty drugs are molecular-based therapies and require a more detailed understanding of clinical factors and influencers that demonstrate therapeutic value. As a result, leading life sciences companies are utilizing more sophisticated outcome research and data analytics services.

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

Our Growth Strategy

We believe we are well positioned for continued growth across the markets we serve. Our strategy for achieving growth includes:

Continue to innovate by leveraging our information, advanced analytics, transformative technology and significant domain expertise. As a leader in the development and commercialization of new pharmaceutical therapies, we can empower our therapeutic, scientific and domain experts with expansive levels of information including product level tracking in 90 markets and information about treatments and outcomes on more than 600 million non-identified patients. By integrating these capabilities in the IQVIA CORE™, we have the ability to optimize the clinical trial process and enable our clients to reduce costs and get their products to market more quickly by running their clinical trials more efficiently and effectively through more informed site selection and faster patient recruitment practices as well as through new innovations such as synthetic control arms to better leverage existing data to support future treatments and virtual trials to improve patient centricity.

Build upon our extensive client relationships. We have a diversified base of over 8,000 clients in over 100 countries and have expanded our client value proposition to address a broader market for research and development and commercial operations which we estimate to be more than $230 billion in 2018. Through the combined offerings of research and development and commercial services we built a platform that allows us to be a more complete partner to our clients.

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

Our Offerings

We offer hundreds of distinct services, applications, technology platforms and solutions to help our clients make critical decisions and perform better. We have three operating segments: Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions. Their offerings complement each other and can provide enhanced value to our clients when delivered together, with each driving demand for the other.

Our Technology & Analytics Solutions offerings include:

Technology solutions. We provide an extensive range of cloud-based applications and associated implementation services. Software as a Service (“SaaS”) solutions that support a wide range of clinical and commercial processes, including clinical trial design and planning, site start-up, patient consent, site payments, content management, multi-channel marketing, real-world evidence generation, customer relationship management (“CRM”), performance management, incentive compensation, territory alignment, roster management, call planning, compliance and safety reporting and master data management. These solutions are used by healthcare companies to manage, optimize and execute their clinical and commercial strategies in an orchestrated manner while addressing their regulatory obligations. Using proprietary algorithms, we combine our country-level data, healthcare expertise and therapeutic knowledge in over 100 countries to create our Global Market Insight family of offerings such as MIDAS, Analytics Link and Disease Insights, which provides a leading source of insight into international market dynamics and are used by most large pharmaceutical companies.

Real-World Insights. We help healthcare stakeholders meet their increasing demand for faster insights and evidence by applying digital technology, scientific expertise, and machine learning to ever-expanding rich clinical data. We use proprietary patient privacy and security safeguards to protect non-identified patient-level medical claims, prescriptions, electronic medical records, genomics, and social media data. We help our global customers across payers, providers, governments, and biopharmaceuticals to answer critical questions about healthcare interventions related to safety, efficacy, and value. We also bring together stakeholders across healthcare to collaborate in efforts to develop new information sources, more effective reimbursement models, and better patient outcomes.

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

National information offerings. Our national offerings comprise unique services in over 90 countries that provide consistent country level performance metrics related to sales of pharmaceutical products, prescribing trends, medical treatment and promotional activity across multiple channels including retail, hospital and mail order. These solutions are an integral part of critical processes in life science companies around the world and are also used extensively by the investment and financial sectors that deal with life science companies.

Sub-national information offerings. Our sub-national offerings comprise unique services in over 70 countries that provide a consistent measurement of sales or prescribing activity at the regional, zip code and individual prescriber level (depending on regulation in the relevant country). These solutions are used extensively, with a majority of pharmaceutical sales organizations within these countries dependent on these services to set goals, determine resourcing, measure performance and calculate compensation.

Reference information offerings. Our widely used reference database that tracks approximately 16 million healthcare professionals in over 100 countries, providing a comprehensive view of health care practitioners that is critical for the commercial success of our clients’ marketing and sales initiatives.

Our Research & Development Solutions offerings include:

Project Management and Clinical Monitoring. Drawing upon our years of experience, our site databases, our site relationships and our highly trained staff, our solutions and services enables the efficient conduct and coordination of multi-site clinical trials (generally Phase II-IV). Our service offerings include protocol design, feasibility and operational planning, site start up, patient recruitment and clinical site monitoring. By infusing technology into field-based monitoring, we are able to reduce data collection steps and time.

Clinical Trial Support Services. Each clinical trial requires a number of concurrent services and data streams. We offer a broad range of functional services and consultation to support clinical trials through specialized expertise that help clients efficiently collect, analyze and report the quality data and evidence they need to gain regulatory approval.

Q2 Solutions. We provide our clients globally scaled end-to-end clinical trial laboratory and research services through our majority-owned joint venture with Quest Diagnostics Incorporated (“Quest”), which was formed on July 1, 2015. We offer genomic and bioanalytical laboratory services supporting clinical trials offerings within the joint venture, which is referred to as Q2 Solutions.

Strategic Planning and Design. By bringing our data science capabilities to our strategic planning and design services, we offer consultation services to improve decisions and performance including portfolio, program and protocol planning and design, biomarker consultation, benefit-risk management, regulatory affairs, biostatistics, modeling and simulation, and personalized medicine.

Virtual Trials. Utilizing our proprietary information assets and transformative technology, we bring trials directly to patients, with the objective of increasing participation and improving cycle times. Combining this with purpose-built processes and industry-leading clinical capabilities, we help clients reach diverse and difficult to recruit patient populations.

Our principal Contract Sales & Medical Solutions offerings include:

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

Our Clients

Sales to companies in life sciences, including pharmaceutical companies, biotechnology companies, device and diagnostic companies, and consumer health companies, accounted for the majority of our revenues. Nearly all of the top 100 global pharmaceutical and biotechnology companies, measured by revenue, are clients, and many of these companies subscribe to reports and services in many countries. Other clients include payers, government and regulatory agencies, providers, pharmaceutical distributors, and pharmacies. Our client base is broad in scope and enables us to avoid dependence on any single client. No single client accounted for 10% or more of our combined company revenues in 2018, 2017 or 2016.

Our Competition

Our Technology & Analytics Solutions business competes with a broad and diverse set of businesses. While we believe no competitor provides the combination of geographical reach and breadth of its services, we generally compete in the countries in which we operate with other information, analytics, technology, services and consulting companies, as well as with the in-house capabilities of our clients. Also, we compete with certain government agencies, private payers and other healthcare stakeholders that provide their data directly to others. In addition to country-by-country competition, we have a number of regional and global competitors in the marketplace as well. Our offerings compete with various firms, including Accenture, Cognizant Technology Solutions, Covance Inc. (the drug development business of Laboratory Corporation of America Holdings), Deloitte, Evidera, GfK, LexisNexis Risk Solutions, IBM, Infosys, Kantar Health, McKinsey, Nielsen, OptumInsight, PAREXEL International Corporation, Press Ganey, RTI Health Solutions, Symphony Health Solutions (now part of PRA Health Sciences), Synovate Healthcare, The Advisory Board, Trizetto, Veeva, Verisk, and ZS Associates. We also compete with a broad range of new entrants and start-ups that are looking to bring new technologies and business models to healthcare information services and technology services.

The markets for Research & Development Solutions offerings are highly competitive, and we compete against traditional contract research organizations (“CROs”), the in-house research and development departments of biopharmaceutical companies, universities, and teaching hospitals. Among the traditional CROs, there are several-hundred small, limited-service providers, several medium-sized firms and only a few full-service companies with global capabilities. Our primary competitors include Covance Inc. (the drug development business of Laboratory Corporation of America Holdings), ICON plc, PAREXEL International Corporation, Pharmaceutical Product Development, Inc., PRA Health Sciences, and Syneos Health, among others.

Our Contract Sales & Medical Solutions business competes against the in-house sales and marketing departments of biopharmaceutical companies, other contract pharmaceutical sales and service organizations and consulting firms. Contract Sales & Medical Solutions’ primary competitor in the United States is Syneos Health, Publicis and United Drug plc. Outside of the United States, Contract Sales & Medical Solutions typically competes against single country or more regionally focused service providers, such as United Drug plc, Syneos Health, EPS Corporation and CMIC HOLDINGS Co., Ltd.

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

Regulation of Drugs, Biologics and Medical Devices

In the United States, pharmaceutical, biological and medical device products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (“FDC Act”), the Public Health Service Act (“PHS Act”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical, biological and medical device products. Failure to comply with applicable United States requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve a pending new drug application (“NDA”) for a new drug, a biologics license application (“BLA”) for a new biological product pre-market approval (“PMA”) or clearance for a new medical device, warning or untitled letters, clinical holds, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

In the United States, certain of our services are subject to numerous federal and state laws pertaining to promotional activities involving pharmaceutical products and medical devices.  Certain of our services are subject to the FDA’s regulations against “off-label promotion,” which require sales representatives to restrict promotion of the approved product they are detailing to the approved labeling for the product. The Prescription Drug Marketing Act imposes licensing, personnel record keeping, packaging, labeling, product handling and facility storage and security requirements. Other federal and state laws prohibit manufacturers, suppliers and providers from offering, giving or receiving kickbacks or other remuneration in connection with ordering or recommending the purchase or rental of healthcare items and services. The sale or distribution of pharmaceutical products and devices is also governed by the United States Federal Trade Commission Act and state consumer protection laws. We are subject to similar regulations currently in effect in the other countries where we offer Contract Sales & Medical Solutions.

We are also subject to various laws and regulations that may apply to certain drug and device promotional practices, including, among others, various aspects of Medicare and federal healthcare programs. Violations of these laws and regulations may result in criminal and/or civil penalties, including possibly as an “aider and abettor.”

Regulation of Laboratories

Our United States “central” laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, and the safety and health of laboratory employees. Additionally, our United States laboratories are subject to applicable federal and state laws and regulations and licensing requirements relating to the handling, storage and disposal of hazardous waste, radioactive materials and laboratory specimens, including the regulations of the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Transportation, the National Fire Protection Agency and the United States Drug Enforcement Administration (“DEA”). The use of controlled substances in testing for drugs with a potential for abuse is regulated in the United States by the DEA and by similar regulatory bodies in other parts of the world. Our United States laboratories using controlled substances for testing purposes are licensed by the DEA. The regulations of the United States Department of Transportation, Public Health Service and Postal Service apply to the surface and air transportation of laboratory specimens. Our laboratories also are subject to International Air Transport Association regulations, which govern international shipments of laboratory specimens. Furthermore, when the materials are sent to a foreign country, the transportation of such materials becomes subject to the laws, rules and regulations of such foreign country. Our laboratories outside the United States are subject to applicable national laws governing matters such as licensing, the handling and disposal of medical specimens, genetic material, hazardous waste and radioactive materials, as well as the health and safety of laboratory employees.

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

Our Intellectual Property

In addition to our proprietary data sets described above, we develop and use a number of proprietary methodologies, analytics, systems, technologies and other intellectual property in the conduct of our business. We rely upon a combination of legal, technical, and administrative safeguards to protect our proprietary and confidential information and trade secrets, and patent, copyright and trademark laws to protect other intellectual property rights. We consider our trademark and related names, marks and logos to be of material importance to our business, and we have registered or applied for registration for certain of these trademarks including IQVIA, in the United States and other jurisdictions and aggressively seek to protect them. Trademarks and service marks generally may be renewed indefinitely so long as they are in use and/or their registrations are properly maintained, and so long as they have not been found to have become generic. The technology and other intellectual property rights owned and licensed by us are of importance to our business, although our management believes that our business, as a whole, is not dependent upon any one intellectual property or group of such properties.

Our Employees

As of December 31, 2018, we have more than 58,000 employees worldwide. Almost all of these employees are full-time. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. Employees in certain locations outside of the United States are represented by works councils as required by local laws.

Available Information

Our website address is www.iqvia.com, and our investor relations website is located at http://ir.iqvia.com. Information on our website is not incorporated by reference herein. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our Proxy Statements for our annual meetings of stockholders, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information on the SEC’s website does not constitute part of this report. Also posted on our website are our certificate of incorporation and by-laws, the charters for our Audit Committee, Leadership Development and Compensation Committee and Nominating and Governance Committee, our Corporate Governance Guidelines, and our Code of Conduct governing our directors, officers and employees. Copies of our SEC reports and corporate governance information are available in print upon the request of any stockholder to our Investor Relations Department. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), we will post on our website any amendment to the Code of Conduct or any waiver of such policy applicable to any of our senior financial officers, executive officers or directors.

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

Each of our Technology & Analytics Solutions information services is derived from data we collect from third parties. These data suppliers are numerous and diverse, reflecting the broad scope of information that we collect and use in our business.

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

We contract with biopharmaceutical companies to perform a wide range of services to assist them in bringing new drugs to market. Our services include monitoring clinical trials, data and laboratory analysis, electronic data capture, patient recruitment and other related services, and we perform these services in a number of ways, including through physical and technology-enabled efforts. Such services are complex and subject to contractual requirements, regulatory standards and ethical considerations. For example, we must adhere to regulatory requirements such as the FDA and current GCP and Good Laboratory Practice requirements. If we fail to perform our services in accordance with these requirements, regulatory agencies may take action against us for failure to comply with applicable regulations governing clinical trials or sales and marketing practices. Such actions may include sanctions, such as injunctions or failure of such regulatory authorities to grant marketing approval of products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages or fines. Clients may also bring claims against us for breach of our contractual obligations and patients in the clinical trials and patients taking drugs approved on the basis of those clinical trials may bring personal injury claims against us for negligence. Any such action could have a material adverse effect on our results of operations, financial condition and reputation.

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

We are pursuing business transformation initiatives to update technology, increase innovation and obtain operating efficiencies. As part of these initiatives, we seek to improve our productivity, flexibility, quality, functionality and cost savings by investing in the development and implementation of global platforms and integration of our business processes and functions to achieve economies of scale. For example, we are evaluating our site activation processes and procedures, including technology enablement platforms, and implementing changes to accelerate site start-up timelines and provide greater transparency to clients and investigator sites. These various initiatives may not yield their intended gains, or be completed in timely manner, which may impact our competitiveness and our ability to meet our growth objectives and, as a result, materially and adversely affect our business, operating results and financial condition.

If we are unsuccessful at investing in growth opportunities, our business could be materially and adversely affected.

We continue to invest significantly in growth opportunities, including the development and acquisition of new data, technologies and services to meet our clients’ needs. For example, we are expanding our services and technology offerings, such as the development of a cloud-based platform with a growing number of applications to support commercial operations for life sciences companies (e.g., multi-channel marketing, marketing campaign management, customer relationship management, incentive compensation management, targeting and segmentation, performance management and other applications). We also continue to invest significantly in growth opportunities in emerging markets, such as the development, launch and enhancement of services in China, India, Russia, Turkey, and other countries. We believe healthcare spending in these emerging markets will continue to grow over the next five years, and we consider our presence in these markets to be an important focus of our growth strategy.

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

The confidentiality, collection, use and disclosure of personal data, including individually identifiable health information and clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data were collected or used. For example, United States federal regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) create specific requirements for the protection of the privacy and security of individual health information. These provisions apply to both “covered entities” (primarily health care providers and health insurers) and their “business associates” or service providers.  As there are some instances where we are a HIPAA “business associate” of a “covered entity,” we can be directly liable for mishandling protected health information. Under HIPAA’s enforcement scheme, we can be subject to significant penalties in connection with HIPAA violations, along with the potential for significant other expenditures related to these activities. These rules require individuals’ written authorization in many situations, in addition to any required informed consent, before protected health information may be used for research. We are both directly and indirectly affected by the privacy provisions surrounding individual authorizations because many investigators with whom we are involved in clinical trials are directly subject to them as a HIPAA “covered entity” and because we obtain identifiable health information from third parties that are subject to such regulations. The laws and regulations related to the protection of personal health information in connection with research activities are under re-evaluation, particularly in the United States, and changes to these regulations could have a material adverse impact on our ability to provide some of our services in their current form or maintain our profitability. In general, patient health information is among the most sensitive (and highly regulated) of personal information and laws and regulations around the United States and the world are designed to ensure that information about an individual’s healthcare is properly protected from inappropriate access, use and disclosure. Laws restricting access, use and disclosure of patient health information also include the European Union’s (“EU”) General Data Protection Regulation, Canada’s Personal Information Protection and Electronic Documents Act and other data protection, privacy, data security and similar national, state/provincial and local laws. In the EU personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU rules with respect to cross-border transfers of such data out of the EU (along with similar data transfer requirements in other countries). The United States, the EU and its member states, and other countries where we have operations, such as China, Japan, Malaysia, Philippines, Russia, South Korea and Singapore, continue to issue new privacy and data protection rules and regulations that relate to personal data and health information.

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

In addition, certain contracts with our suppliers or clients contain provisions whereby we indemnify, subject to certain limitations, the counterparty for damages suffered as a result of claims related to intellectual property infringement and the use of data. Claims made under these provisions could be expensive to litigate and could result in significant payments.

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

In addition, any failure by our computer environment to provide sufficient processing or network capacity to transfer data could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in significant delays in our ability to deliver services to our clients and increase our costs. Additionally, significant delays in system enhancements or inadequate performance of new or upgraded systems once completed could damage our reputation and harm our business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, could adversely affect our businesses. Although we carry property and business interruption insurance, our coverage might not be adequate to compensate us for all losses that may occur.

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

We operate in businesses that require sophisticated computer systems and software for data collection, data processing, cloud-based platforms, analytics, cryptography, statistical projections and forecasting, mobile computing, social media analytics and other applications and technologies, particularly in our Technology & Analytics Solutions and Research & Development Solutions businesses. We seek to address our technology risks by increasing our reliance on the use of innovations by cross-industry technology leaders and adapt these for our biopharmaceutical and healthcare industry clients. Some of these technologies supporting the industries we serve are changing rapidly and we must continue to adapt to these changes in a timely and effective manner at an acceptable cost. We also must continue to deliver data to our clients in forms that are easy to use while simultaneously providing clear answers to complex questions. There can be no guarantee that we will be able to develop, acquire or integrate new technologies, that these new technologies will meet our clients’ needs or achieve expected investment goals, or that we will be able to do so as quickly or cost-effectively as our competitors. Significant technological change could render certain of our services obsolete. Moreover, the introduction of new services embodying new technologies could render certain of our existing services obsolete. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our services in response to changing client and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our services. New services, or enhancements to existing services, may not adequately meet the requirements of current and prospective clients or achieve any degree of significant market acceptance. These types of failures could have a material adverse effect on our operating results and financial condition.

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

Although we did not have any client that represented 10% or more of our revenues in 2018, 2017 and 2016, we derive the majority of our revenues from a number of large clients. If any large client decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

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

Some of our services involve direct interaction with clinical trial subjects or volunteers and subcontracting into a network of Phase I clinical facilities, which could create potential liability that may adversely affect our results of operations, financial condition and reputation.

We subcontract into a network of facilities where Phase I clinical trials are conducted, which ordinarily involve testing an investigational drug on a limited number of healthy individuals, typically 20 to 80 persons, to determine such drug’s basic safety. Failure to operate such a facility in accordance with applicable regulations could result in that facility being shut down, which could disrupt our operations. Additionally, we face risks associated with adverse events resulting from the administration of such drugs to healthy volunteers and the professional malpractice of medical care providers. Any professional malpractice or negligence by such investigators, nurses or other subcontracted employees could potentially result in liability to us in the event of personal injury to or death of a healthy volunteer in clinical trials, and could also cause us reputational harm. This liability, particularly if it were to exceed the limits of any indemnification agreements and insurance coverage we may have, may adversely affect our financial condition, results of operations and reputation.

Our Contract Sales & Medical Solutions business could result in liability to us if a drug causes harm to a patient. While we are generally indemnified and insured against such risks, we may still suffer financial losses.

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

Our effective income tax rate is influenced by our projected profitability in the various taxing jurisdictions in which we operate. Changes in a jurisdiction’s income tax rates and the distribution of our profits and losses among such jurisdictions may have a significant impact on our effective income tax rate, which in turn could have an adverse effect on our net income and earnings per share. Factors that may affect our effective income tax rate include, but are not limited to:

•	the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions where no income tax benefit can be recognized;
•	actual and projected full year pre-tax income;
•	changes in the value of deferred tax assets and liabilities;
•	the repatriation of foreign earnings to the United States;
•	changes in tax laws in various jurisdictions, including the Tax Act;
•	audits by taxing authorities; and
•	the establishment of valuation allowances against deferred income tax assets if we determined that it is more likely than not that future income tax benefits will not be realized.

In addition, our effective income tax rate is influenced by U.S. tax law which has been substantially modified by the Tax Act.  Currently regulations have been issued in proposed form, and if the application of these provisions are modified to change the interpretation to us it could have an adverse impact on our effective income tax rate:

•	Base Erosion and Anti-Abuse Tax (“BEAT”);
•	Global Intangible Low-Taxed Income (“GILTI”);
•	Deduction for net business interest limited to 30% of adjusted taxable income; and
•	Performance-based compensation and commissions now subject to $1 million limit.

All of these items described above may cause fluctuations in our effective income tax rate through increased U.S. tax liability and/or the loss of tax attributes in any given year that could adversely affect our results of operations and impact our earnings and earnings per share. Additional information regarding our income taxes is presented in Note 16 to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”), including ASC 606 “Revenue from Contracts with Customers” (ASC 606), or other standard-setting bodies may adversely affect our financial statements.

We are required to prepare our financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which is periodically revised and/or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that future accounting standards we are required to adopt, such as amended guidance for leases, may require additional changes to the current accounting treatment that we apply to our financial statements and may require us to make significant changes to our reporting systems. Such changes could result in a material adverse impact on our results of operations and financial condition.

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

The biopharmaceutical industry is subject to rapid technological changes. Our current competitors or other businesses might develop technologies or services that are more effective or commercially attractive than, or render obsolete, our current or future technologies and services. If our competitors introduce superior technologies or services, including in the provision of clinical services, and if we cannot make enhancements to remain competitive, our competitive position would be harmed. If we are unable to compete successfully, we may lose clients or be unable to attract new clients, which could lead to a decrease in our revenue and financial condition.

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

The terms of the Senior Secured Credit Facilities (as defined below) restrict IQVIA and its restricted subsidiaries from engaging in specified types of transactions. These covenants restrict the ability of IQVIA and its restricted subsidiaries, among other things, to:

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

In addition, the revolving credit facility and the term A and B loans under our Credit Agreement (as defined below) require IQVIA to comply with a quarterly maximum senior secured net leverage ratio test and minimum interest coverage ratio test. IQVIA’s ability to comply with these financial covenants can be affected by events beyond our control, and IQVIA may not be able to satisfy them. Additionally, the restrictions contained in the indentures governing the outstanding notes could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.

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

Although our Credit Agreement, which governs the Senior Secured Credit Facilities of our wholly owned subsidiary through which we conduct our operations, IQVIA Inc., contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could increase. In addition, the receivables financing facility for our special purpose subsidiary, IQVIA Funding, LLC (“IQVIA Funding”) limits borrowing based on the amount of receivables purchased by IQVIA Funding from certain of our other subsidiaries, but when supported by the value of such purchased receivables, the debt under our receivables financing facility can increase.

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
•

subject to the Shareholders Agreement dated May 3, 2016 (the “Shareholders Agreement”), the sole ability of the board of directors to fill a vacancy created by the death or resignation of a director or the expansion of the board of directors;

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

As of February 12, 2019, there were 197,599,861 shares of common stock outstanding. Approximately 10.9% of the outstanding shares of our common stock is held by parties to the Shareholders Agreement.

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

Stockholders that are a party to the Shareholders Agreement may require us to register their shares for resale under the federal securities laws, subject to certain requirements. Under the Shareholders Agreement, we are required to pay the registration expenses associated with the registration of such shares, not including the underwriting discounts, commissions and transfer taxes. Registration of those shares would allow those stockholders to immediately resell their shares in the public market. Any such sales or the anticipation of such sales may cause the market price of our common stock to decline. In 2018, the parties to the Shareholders Agreement sold approximately 21.4 million shares of our common stock, of which we repurchased approximately 6.0 million shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2018, we had approximately 307 offices located in approximately 84 countries. Our executive headquarters are located adjacent to Research Triangle Park, North Carolina and in Danbury, Connecticut. We own facilities in Barcelona, Spain; Buenos Aires, Argentina; Caracas, Venezuela; Los Ruices, Venezuela; Lisbon, Portugal; and Bangalore, India. All of our other offices are leased. Our properties are geographically distributed to meet our worldwide operating requirements, and none of our properties are individually material to our business operations. Many of our leases have an option to renew, and we believe that we will be able to successfully renew expiring leases on terms satisfactory to us. We believe that our facilities are adequate for our operations and that suitable additional space will be available if needed.

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

Our wholly-owned subsidiary, IMS Government Solutions Inc., is primarily engaged in providing services under contracts with the United States government. United States government contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the United States government have the ability to investigate whether contractors’ operations are being conducted in accordance with such requirements. IMS Government Solutions discovered potential noncompliance with various contract clauses and requirements under its General Services Administration Contract (the “GSA Contract”) which was awarded in 2002 to its predecessor company, Synchronous Knowledge Inc. (Synchronous Knowledge Inc. was acquired by IMS Health in May 2005). The potential noncompliance arose from two primary areas: first, at the direction of the government, work performed under one task order was invoiced under another task order without the appropriate modifications to the orders being made; and second, personnel who did not meet strict compliance with the labor categories component of the qualification requirements of the GSA Contract were assigned to contracts. Upon discovery of the potential noncompliance, we began remediation efforts, promptly disclosed the potential noncompliance to the United States government and were accepted into the Department of Defense Voluntary Disclosure Program. We filed a Voluntary Disclosure Program Report on August 29, 2008. We are currently unable to determine the outcome of all of these matters pending the resolution of the Voluntary Disclosure Program process and the ultimate liability arising from these matters could exceed our current reserves.

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

For additional information, see Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock trades on the NYSE under the symbol “IQV.”

Holders of Record

On February 12, 2019, we had approximately 40 stockholders of record as reported by our transfer agent. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

Dividend Policy

We do not currently intend to pay dividends on our common stock, and no dividends were declared or paid in 2018 or 2017. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in our credit facilities and other considerations, determine to pay dividends in the future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our Board may deem relevant. Our long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on our ability to declare dividends. For additional information regarding these restrictive covenants, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities in 2018.

Purchases of Equity Securities by the Issuer

On October 30, 2013, our Board of Directors (the “Board”) approved an equity repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $125 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. Our Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of our common stock by $600 million, $1.5 billion, $2 billion and $1.5 billion in 2015, 2016, 2017 and 2018, respectively, which increased the total amount that has been authorized under the Repurchase Program to $5.725 billion. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it may be modified, extended, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. We may also repurchase shares of our common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, which would permit shares of our common stock to be repurchased when we might otherwise be precluded from doing so by law. Repurchases of vested in-the-money employee stock options were made through transactions between us and our employees (other than our executive officers, who were not eligible to participate in the program), and this aspect of the Repurchase Program expired in November 2013. The Repurchase Program for common stock does not have an expiration date.

From inception of the Repurchase Program through December 31, 2018, we have repurchased a total of $5,440 million of our securities under the Repurchase Program.

During the year ended December 31, 2018, we repurchased 12.6 million shares of our common stock at an average market price per share of $111.23 for an aggregate purchase price of $1,396 million under the Repurchase Program. These amounts include 6 million shares of our common stock that we repurchased directly from underwriters in connection with two secondary public offerings of shares of our common stock held by certain of our sponsors for an aggregate purchase price of $659 million. For additional information regarding our equity repurchases, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As of December 31, 2018, we had remaining authorization to repurchase up to $285 million of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program. On February 13, 2019, our Board authorized an increase in the post-merger share repurchase authorization by $2.0 billion, resulting in approximately $2.3 billion remaining authorization.

 Since the Merger, we have repurchased 56.4 million shares of our common stock at an average market price per share of $89.12 for an aggregate purchase price of $5,026 million. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

The following table summarizes the monthly equity repurchase activity for the three months ended December 31, 2018 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in millions, except per share data)
October 1, 2018 – October 31, 2018	1.4	$120.53	1.4	$719
November 1, 2018 – November 30, 2018	2.9	$122.09	2.9	$362
December 1, 2018 – December 31, 2018	0.7	$110.45	0.7	$285
	5.0		5.0

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of IQVIA Holdings Inc. under the Exchange Act or under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from December 31, 2013 through December 31, 2018 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”) and a select peer group. The peer group consists of Cerner Corporation, Charles River Laboratories, Inc., Dun & Bradstreet Corporation, Equifax Inc., ICON plc, IHS Markit Ltd., Laboratory Corporation of America Holdings, Nielsen N.V., PRA Health Sciences, Inc., Syneos Health (formerly INC Research Holdings), Thomson Reuters Corporation and Verisk Analytics, Inc. The companies in our peer group are publicly traded information services, information technology or contract research companies, and thus share similar business model characteristics to IQVIA, or provide services to similar customers as IQVIA. Many of these companies are also used by our compensation committee for purposes of compensation benchmarking.

The graph assumes that $100 was invested in IQVIA, the S&P 500 and the peer group as of the close of market on December 31, 2013, assumes the reinvestments of dividends, if any. The S&P 500 and our peer group are included for comparative purposes only. They do not necessarily reflect management’s opinion that the S&P 500 and our peer group are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
IQVIA	$100	$127	$148	$164	$211	$251
Peer Group	$100	$111	$121	$124	$142	$132
S&P 500	$100	$111	$111	$121	$145	$136

Item 6. Selected Financial Data

We have derived the following consolidated statements of income data for 2018, 2017 and 2016 and consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the following consolidated statements of income data for 2015 and 2014 and consolidated balance sheet data as of December 31, 2016, 2015 and 2014 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read the consolidated financial data set forth below in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and the information under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) and ASU 2017-07, “Compensation—Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”) using the full retrospective method. As a result of the adoption of ASU 2014-09 and ASU 2017-07, the Company retrospectively adjusted related presentations. On October 3, 2016, we completed the Merger. We have included the results of operations of IMS Health from the date of the Merger and of acquired businesses from the respective date of acquisition. As a result, our period to period results of operations vary depending on the dates and sizes of the acquisitions. Accordingly, this selected financial data is not necessarily comparable or indicative of our future results. You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in millions, except per share data)	2018	2017(4)	2016(4)(5)	2015	2014
Statement of Income Data:
Revenues	$10,412	$9,702	$6,815	$5,737	$5,460
Costs of revenue, exclusive of depreciation and amortization	6,746	6,301	4,748	4,116	3,959
Selling, general and administrative expenses	1,716	1,622	1,016	815	781
Depreciation and amortization	1,141	1,011	289	128	121
Impairment charges(1)	—	40	28	2	—
Restructuring costs	68	63	71	30	9
Merger related costs(2)	—	—	87	—	—
Income from operations	741	665	576	646	590
Interest expense, net	406	339	140	97	97
Loss on extinguishment of debt	2	19	31	8	—
Other expense (income), net	5	13	(11)	2	(8)
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	328	294	416	539	501
Income tax expense (benefit)(3)	59	(992)	325	159	149
Income before equity in earnings (losses) of unconsolidated affiliates	269	1,286	91	380	352
Equity in earnings (losses) of unconsolidated affiliates	15	10	(4)	8	5
Net income	284	1,296	87	388	357
Net income attributable to non-controlling interests	(25)	(19)	(15)	(1)	—
Net income attributable to IQVIA Holdings Inc.	$259	$1,277	$72	$387	$357

	Year Ended December 31,
(in millions, except per share data)	2018	2017(4)	2016(4)(5)	2015	2014
Earnings per share attributable to common stockholders:
Basic	$1.27	$5.86	$0.48	$3.15	$2.78
Diluted	$1.24	$5.74	$0.47	$3.08	$2.72
Cash dividends declared per common share	$—	$—	$—	$—	$—
Weighted average common shares outstanding:
Basic	203.7	217.8	149.1	123.0	128.0
Diluted	208.2	222.6	152.0	125.6	131.1

	Year Ended December 31,
(in millions)	2018	2017(4)	2016(4)(5)	2015	2014
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$1,254	$970	$860	$476	$433
Investing activities	(810)	(1,190)	1,731	(67)	(173)
Financing activities	(452)	(72)	(2,284)	(249)	(130)
Other Financial Data:
Capital expenditures	$(459)	$(369)	$(164)	$(78)	$(83)
Cash dividend paid to common stockholders	—	—	—	—	—

	As of December 31,
(in millions)	2018	2017(4)	2016(4)(5)	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$891	$959	$1,198	$977	$867
Investments in debt, equity and other securities	88	54	53	33	35
Trade accounts receivable and unbilled services, net	2,394	2,097	1,816	1,166	975
Property and equipment, net	434	440	406	188	190
Total assets	22,549	22,857	21,312	3,926	3,296
Total long-term liabilities	12,061	11,457	9,609	2,668	2,528
Total debt(6)	11,056	10,269	7,219	2,501	2,306
Total stockholders’ equity (deficit)	6,954	8,244	8,781	(336)	(704)
(1)

In 2017, we recognized $40 million of impairment losses for declines in fair value of goodwill and identifiable intangible assets in Encore, which we sold in the third quarter of 2017. In 2016, we recognized $28 million of impairment losses for declines in fair value of goodwill ($23 million) and identifiable intangible assets ($5 million) in Encore. In 2015, we wrote down $2 million related to long-lived assets.

(2)	Merger related costs include the direct and incremental costs associated with the Merger.
(3)

Income tax expense in 2018 includes $(35) million related to finalization of SAB 118 and the impacts of GILTI and FDII. Income tax expense in 2017 includes $(966) million related to the enactment of the Tax Act and $(261) million related to purchase accounting amortization as a result of the Merger. Income tax expense in 2016 includes $252 million related to a change in our indefinitely reinvested assertion on our cumulative foreign earnings as a result of the Merger.

(4)	As a result of the adoption of ASU 2014-09, we retrospectively adjusted 2017 and 2016 related presentations.
(5)	Includes the acquisition of IMS Health effective October 3, 2016.
(6)	Excludes $49 million, $44 million, $19 million, $33 million and $22 million of unamortized discounts and debt issuance costs as of December 31, 2018, 2017, 2016, 2015 and 2014.

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

Overview

IQVIA is a leading global provider of advanced analytics, technology solutions and contract research services to the life sciences industry. Formed through the Merger of IMS Health and Quintiles, IQVIA applies human data science – leveraging the analytic rigor and clarity of data science to the ever-expanding scope of human science – to enable companies to reimagine and develop new approaches to clinical development and commercialization, speed innovation, and accelerate improvements in healthcare outcomes. Powered by the IQVIA CORE™, we deliver unique and actionable insights at the intersection of large scale analytics, transformative technology and extensive domain expertise, as well as execution capabilities to help biotech, medical device, and pharmaceutical companies, medical researchers, government agencies, payers and other healthcare stakeholders tap into a deeper understanding of diseases, human behaviors and scientific advances, in an effort to advance their path toward cures. With more than 58,000 employees, we conduct operations in more than 100 countries.

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

We are managed through three reportable segments, Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions. Technology & Analytics Solutions provides critical information, technology solutions and real-world insights and services to our life science clients. Research & Development Solutions, which primarily serves biopharmaceutical clients, is engaged in research and development and provides clinical research and clinical trial services. Contract Sales & Medical Solutions provides contract sales to both biopharmaceutical clients and the broader healthcare market.

For a description of our service offerings within our segments, refer to “Business” within Part I, Item 1, of this Annual Report on Form 10-K.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) and ASU 2017-07, “Compensation—Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”) using the full retrospective method. As a result of the adoption of ASU 2014-09 and ASU 2017-07, we retrospectively adjusted 2017 and 2016 related presentations in our consolidated financial statements and amounts and disclosures set forth in this Annual Report on Form 10-K reflect these changes. See Note 1 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about these changes.

Industry Outlook

For information about the industry outlook and markets that we operate in, refer to “Our Market Outlook” within Part I, Item I of this Annual Report on Form 10-K.

Business Combinations

We have completed and will continue to consider strategic business combinations to enhance our capabilities and offerings in certain areas, including various individually immaterial acquisitions during the years ended December 31, 2018 and 2017. In October 2016, we completed the Merger to better serve our clients across their entire product lifecycle by (i) increasing the efficiency of healthcare companies’ commercial organizations through enhanced analytics and outsourcing services; (ii) improving clinical trial design, recruitment, and execution; and (iii) creating real-world information solutions based on the use of medicines by actual patients in normal situations.

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

Costs and Expenses

Our costs and expenses are comprised primarily of our costs of revenue, reimbursed expenses and selling, general and administrative expenses. Costs of revenue include compensation and benefits for billable employees and personnel involved in production, trial monitoring, data management and delivery, and the costs of acquiring and processing data for our information offerings; costs of staff directly involved with delivering technology-related services offerings and engagements, related accommodations and the costs of data purchased specifically for technology services engagements; and other expenses directly related to service contracts such as courier fees, laboratory supplies, professional services and travel expenses. As noted above, reimbursed expenses are comprised principally of payments to investigators who oversee clinical trials and travel expenses for our clinical monitors and sales representatives. Selling, general and administrative expenses include costs related to sales, marketing, and administrative functions (including human resources, legal, finance, quality assurance, compliance and general management) for compensation and benefits, travel, professional services, training and expenses for information technology, facilities and depreciation and amortization.

Foreign Currency Translation

In 2018, approximately 40% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 55 currencies. Because a large portion of our revenues and expenses are denominated in currencies other than the United States dollar and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our consolidated results. As a result, we believe that providing the impact of fluctuations in foreign currency rates on certain financial results can facilitate the analysis of period-to-period comparisons of business performance that excludes the effects of foreign currency rate fluctuations. The constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results.

Consolidated Results of Operations

 For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.

Revenues

				Change
	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
(dollars in millions)	2018	2017	2016	$	%	$	%
Revenues	$10,412	$9,702	$6,815	$710	7.3%	$2,887	42.4%

2018 compared to 2017

In 2018, our revenues increased $710 million, or 7.3%, as compared to 2017. This increase was comprised of constant currency revenue growth of approximately $664 million, or 6.8%, and a positive impact of approximately $46 million from the effects of foreign currency fluctuations. The constant currency revenue growth was comprised of a $444 million increase in Technology & Analytics Solutions, a $332 million increase in Research & Development Solutions and a $112 million decrease in Contract Sales & Medical Solutions.

2017 compared to 2016

In 2017, our revenues increased $2,887 million, or 42.4%, as compared to 2016. This increase was comprised of constant currency revenue growth of approximately $2,869 million, or 42.1%, and a positive impact of approximately $18 million from the effects of foreign currency fluctuations. The constant currency revenue growth was comprised of a $2,508 million increase in Technology & Analytics Solutions, which includes $2,557 million from the Merger, partially offset by lower revenue from Encore during the first half of 2017 and the sale of Encore at the beginning of the third quarter of 2017, a $371 million increase in Research & Development Solutions and a $10 million decrease in Contract Sales & Medical Solutions.

Costs of Revenue, exclusive of Depreciation and Amortization

	Year Ended December 31,
(dollars in millions)	2018	2017	2016
Costs of revenue, exclusive of depreciation and amortization	$6,746	$6,301	$4,748
% of revenues	64.8%	64.9%	69.7%

2018 compared to 2017

When compared to 2017, costs of revenue, exclusive of depreciation and amortization, in 2018 increased $445 million, or 7.1%. This increase included a constant currency increase of approximately $421 million, or 6.7%, and a negative impact of approximately $24 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $361 million increase in Technology & Analytics Solutions, a $151 million increase in Research & Development Solutions and a $91 million decrease in Contract Sales & Medical Solutions.

As a percent of revenues, costs of revenue remained flat compared to 2017.

2017 compared to 2016

When compared to 2016, costs of revenue, exclusive of depreciation and amortization, in 2017 increased $1,553 million, or 32.7%. This increase included a constant currency increase of approximately $1,555 million, or 32.8%, partially offset by a positive impact of approximately $2 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $1,263 million increase in Technology & Analytics Solutions, which included $1,302 million from the Merger, partially offset by lower costs from Encore during the first half of 2017 and the sale of Encore at the beginning of the third quarter of 2017, a $290 million increase in Research & Development Solutions and a $2 million increase in Contract Sales & Medical Solutions.

As a percent of revenues, costs of revenue declined in 2017 to 64.9% as compared to 69.7% in 2016. This decline was primarily due to the fact that 2017 includes a lower proportion of revenues from the lower margin Contract Sales & Medical Solutions segment, primarily as a result of the Merger.

Selling, General and Administrative Expenses

	Year Ended December 31,
(dollars in millions)	2018	2017	2016
Selling, general and administrative expenses	$1,716	$1,622	$1,016
% of revenues	16.5%	16.7%	14.9%

2018 compared to 2017

The $94 million increase in selling, general and administrative expenses in 2018 as compared to 2017 included a constant currency increase of approximately $86 million, or 5.3%, and a negative impact of approximately $8 million from the effects of foreign currency fluctuations. The constant currency growth primarily consisted of a $47 million increase in Technology & Analytics Solutions, a $33 million increase in Research & Development Solutions and a $10 million increase in general corporate and unallocated expenses.  These increases were partially offset by a $4 million decrease in Contract Sales & Medical Solutions.

2017 compared to 2016

The $606 million increase in selling, general and administrative expenses in 2017 as compared to 2016 included a constant currency increase of approximately $599 million, or 59.0%, and a negative impact of approximately $7 million from the effects of foreign currency fluctuations. The constant currency growth primarily consisted of a $491 million increase in Technology & Analytics Solutions, primarily from the Merger, a $6 million increase in Research & Development Solutions and a $111 million increase in general corporate and unallocated expenses. These increases were partially offset by a $9 million decrease in Contract Sales & Medical Solutions.

Depreciation and Amortization

	Year Ended December 31,
(dollars in millions)	2018	2017	2016
Depreciation and amortization	$1,141	$1,011	$289
% of revenues	11.0%	10.4%	4.2%

The $130 million increase in depreciation and amortization in 2018 as compared to 2017 was primarily due to higher intangible asset balances as a result of acquisitions occurring in 2017 and 2018, increased amortization due to higher capitalized software balances and foreign currency fluctuations.

The $722 million increase in depreciation and amortization in 2017 as compared to 2016 was primarily due to the approximately $6.4 billion of intangible assets acquired in the Merger.

Impairment Charges

	Year Ended December 31,
(in millions)	2018	2017	2016
Impairment charges	$—	$40	$28

During 2017 and 2016, we recognized $40 million and $28 million, respectively, of impairment losses for declines in fair value of goodwill and identifiable intangible assets in Encore. See Note 8 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to impairment charges.

Restructuring Costs

	Year Ended December 31,
(in millions)	2018	2017	2016
Restructuring costs	$68	$63	$71

During 2018, we recognized $68 million of restructuring charges, net of reversals for changes in estimates, under our existing restructuring plans as a result of continuing efforts to streamline our global operations. The remaining actions under these plans, as well as actions associated with upcoming 2019 plans, are expected to occur throughout 2019 and are expected to consist of severance, facility closure and other exit-related costs.

During 2017 and 2016, we recognized $63 million and $71 million of restructuring charges, net of reversals for changes in estimates, respectively, under our existing restructuring plans.

Merger Related Costs

	Year Ended December 31,
(in millions)	2018	2017	2016
Merger related costs	$—	$—	$87

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

Interest Income and Interest Expense

	Year Ended December 31,
(in millions)	2018	2017	2016
Interest income	$(8)	$(7)	$(4)
Interest expense	$414	$346	$144

Interest income included interest received primarily from bank balances and investments.

Interest expense during 2018 was higher than 2017 due to an increase in the average debt outstanding, primarily as a result of the February 2017 issuance of €1,425 million (approximately $1,522 million) of 3.25% senior notes, the September 2017 issuance of €420 million (approximately $501 million) of 2.875% senior notes, the September 2017 incremental term B loan of $750 million and the June 2018 issuance of $1.63 billion of additional term B loans. See Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to these debt transactions.

Interest expense during 2017 was higher than 2016 due to an increase in the average debt outstanding, primarily as a result of the debt assumed in the Merger, the refinancing transaction in the fourth quarter of 2016 (approximately $4.5 billion) and the 2017 debt issuances noted above.

Loss on Extinguishment of Debt

	Year Ended December 31,
(in millions)	2018	2017	2016
Loss on extinguishment of debt	$2	$19	$31

During 2018, we recognized a $2 million loss on extinguishment of debt for fees and expenses incurred related to the refinancing of our Senior Secured Credit Facilities as discussed further in Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

During 2017, we recognized a $19 million loss on extinguishment of debt for fees and expenses incurred related to the refinancing of our senior notes and Senior Secured Credit Facilities, which included a $16 million make-whole premium.

In the fourth quarter of 2016, we recognized a $31 million loss on extinguishment of debt related to the refinancing of our Senior Secured Credit Facilities. The loss on extinguishment of debt included an $8 million make-whole premium, $9 million of unamortized debt issuance costs and $14 million of unamortized discount.

See “—Liquidity and Capital Resources” for more information on these transactions.

Other Expense (Income), Net

	Year Ended December 31,
(in millions)	2018	2017	2016
Other expense (income), net	$5	$13	$(11)

Other expense, net for 2018 primarily consisted of an increase in fair value of acquisition-related contingent consideration and foreign currency net losses partially offset by positive returns on pension assets.

Other expense, net for 2017 primarily consisted of foreign currency net losses partially offset by higher return on pension assets and investment gains. The foreign currency losses in 2017 were primarily the result of the combination of changes in intercompany loan balances from corporate legal entity integration and a weaker U.S. dollar.

Other income, net for 2016 primarily consisted of a gain on the sale of a cost basis investment partially offset by foreign currency net losses.

Income Tax Expense (Benefit)

	Year Ended December 31,
(dollars in millions)	2018	2017	2016
Income tax expense (benefit)	$59	$(992)	$325
Effective income tax rate	18.0%	(337.4)%	78.1%

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act is comprehensive legislation that includes provisions that lower the federal corporate income tax rate from 35% to 21% beginning in 2018 and imposes a one-time transition tax on undistributed foreign earnings. ASC 740 “Income Taxes” generally requires the effects of the tax law change to be recorded in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. During the fourth quarter of 2017, we recognized the tax impacts related to the transition tax on undistributed foreign earnings and the impact to deferred tax assets and liabilities and included these amounts in our consolidated financial statements on a provisional basis. During the fourth quarter of 2018, we completed our accounting for SAB 118 that resulted in a full year benefit of $35 million related to the transition tax. Additionally, in 2018 as a result of the new provisions of the Tax Act, we recorded a benefit of $25 million related to Foreign Derived Intangible Income (“FDII”) as well as a tax expense of $35 million related to GILTI. Our effective income tax rate was also favorably impacted by a tax benefit of $188 million related to purchase accounting amortization of approximately $813 million as a result of the Merger.

For 2017, we recorded a provisional deferred tax benefit of $966 million related to the revaluation of deferred taxes at the newly enacted 21% rate and the reversal of the deferred tax liability on undistributed foreign earnings net of the newly enacted transition tax. We no longer consider any of our foreign earnings to be indefinitely reinvested. Our effective income tax rate was also favorably impacted by a tax benefit of $261 million related to purchase accounting amortization of approximately $763 million as a result of the Merger.

In 2016, due to the Merger, we reevaluated our indefinite reinvestment assertion based on the need for cash in the United States, including funding the Repurchase Program and potential acquisitions. Accordingly, we changed our assertion with respect to $2,801 million of foreign earnings, including $1,865 million of IMS Health’s previously undistributed historical foreign earnings. Deferred income taxes of $625 million were recorded in 2016 related to non-indefinitely reinvested foreign earnings. Of that amount, $373 million was recorded through purchase accounting related to IMS Health’s historical foreign earnings and the remainder of $252 million was recorded through deferred income tax expense.

In January of 2019, the U.S. Treasury Department issued final regulations regarding the transition tax. We are in the process of reviewing these regulations to determine if there is an impact on our effective income tax rate.

Equity in Earnings (Losses) of Unconsolidated Affiliates

	Year Ended December 31,
(in millions)	2018	2017	2016
Equity in earnings (losses) of unconsolidated affiliates	$15	$10	$(4)

Equity in earnings (losses) of unconsolidated affiliates primarily included earnings from our investment in NovaQuest Pharma Opportunities Fund III, L.P. See Note 4 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to this fund.

Net Income Attributable to Non-controlling Interests

	Year Ended December 31,
(in millions)	2018	2017	2016
Net income attributable to non-controlling interests	$(25)	$(19)	$(15)

Net income attributable to non-controlling interests primarily included Quest’s interest in Q2 Solutions.

Segment Results of Operations

Revenues and profit by segment are as follows:

	Segment Revenues			Segment Profit
(in millions)	2018	2017	2016	2018	2017	2016
Technology & Analytics Solutions	$4,137	$3,682	$1,148	$1,023	$996	$235
Research & Development Solutions	5,465	5,105	4,737	1,128	957	875
Contract Sales & Medical Solutions	810	915	930	59	74	78
Total	10,412	9,702	6,815	2,210	2,027	1,188
General corporate and unallocated				(260)	(248)	(137)
Depreciation and amortization				(1,141)	(1,011)	(289)
Impairment charges				—	(40)	(28)
Restructuring costs				(68)	(63)	(71)
Merger related costs				—	—	(87)
Consolidated	$10,412	$9,702	$6,815	$741	$665	$576

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses for corporate overhead functions such as senior leadership, finance, human resources, information technology, facilities and legal. In addition, we do not allocate depreciation and amortization, impairment charges, restructuring costs, or merger related costs to our segments.

Technology & Analytics Solutions

	Year Ended December 31,			Change
(dollars in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenues	$4,137	$3,682	$1,148	$455	12.4%	$2,534	220.7%
Costs of revenue, exclusive of depreciation and amortization	2,343	1,967	695	376	19.1	1,272	183.0
Selling, general and administrative expenses	771	719	218	52	7.2	501	229.8
Segment profit	$1,023	$996	$235	$27	2.7%	$761	323.8%

Revenues

2018 compared to 2017

Technology & Analytics Solutions’ revenues were $4,137 million in 2018, an increase of $455 million, or 12.4%, over 2017. This increase was comprised of constant currency revenue growth of approximately $444 million, or 12.1%, and a positive impact of approximately $11 million from the effects of foreign currency fluctuations. The constant currency growth resulted primarily from revenue growth in the Americas region as well as the Europe and Africa region. The revenue growth in these regions was due to higher revenues across technology solutions and real-world and analytical services as well as incremental revenue from acquisitions.

2017 compared to 2016

Technology & Analytics Solutions’ revenues were $3,682 million in 2017, an increase of $2,534 million, or 220.7%, over 2016. This increase was comprised of constant currency revenue growth of approximately $2,508 million, or 218.5%, and a positive impact of approximately $26 million from the effects of foreign currency fluctuations. The constant currency increase included the incremental impact from the Merger of $2,557 million, including post-Merger acquisitions, partially offset by a decline in revenue from Encore during the first half of 2017 and the sale of Encore at the beginning of the third quarter of 2017.

Costs of Revenue, exclusive of Depreciation and Amortization

2018 compared to 2017

Technology & Analytics Solutions’ costs of revenue, exclusive of depreciation and amortization, were $2,343 million in 2018, an increase of $376 million over 2017. This increase was comprised of constant currency growth of approximately $361 million, or 18.4%, and a negative impact of approximately $15 million from the effects of foreign currency fluctuations.  The constant currency increase was primarily due to an increase in compensation and related expenses to support revenue growth and incremental costs from acquisitions.

2017 compared to 2016

Technology & Analytics Solutions’ costs of revenue, exclusive of depreciation and amortization, were $1,967 million in 2017, an increase of $1,272 million over 2016. This increase was comprised of constant currency growth of approximately $1,263 million, or 181.7%, and a negative impact of approximately $9 million from the effects of foreign currency fluctuations. The constant currency increase included the incremental impact from the Merger of $1,302 million, including post-Merger acquisitions, partially offset by lower costs from Encore due to lower revenue volumes during the first half of 2017 and the sale of Encore at the beginning of the third quarter of 2017.

Selling, General and Administrative Expenses

2018 compared to 2017

Technology & Analytics Solutions’ selling, general and administrative expenses increased $52 million in 2018 as compared to 2017. This increase was comprised of a constant currency increase of approximately $47 million, or 6.5%, and a negative impact of approximately $5 million from the effects of foreign currency fluctuations. The constant currency increase was primarily related to an increase in compensation and related expenses from higher headcount to support growth and incremental costs from acquisitions.

2017 compared to 2016

Technology & Analytics Solutions’ selling, general and administrative expenses increased $501 million in 2017 as compared to 2016. This increase was comprised of a constant currency increase of approximately $491 million, or 225.2%, and a negative impact of approximately $10 million from the effects of foreign currency fluctuations. The constant currency increase was primarily due to the incremental impact from the Merger, including post-Merger acquisitions.

Research & Development Solutions

	Year Ended December 31,			Change
(dollars in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenues	$5,465	$5,105	$4,737	$360	7.1%	$368	7.8%
Costs of revenue, exclusive of depreciation and amortization	3,721	3,566	3,283	155	4.3	283	8.6
Selling, general and administrative expenses	616	582	579	34	5.8	3	0.5
Segment profit	$1,128	$957	$875	$171	17.9%	$82	9.4%

Backlog

Research and Development Solutions contracted backlog was $17.13 billion at December 31, 2018 and we expect approximately $4.8 billion of this backlog to convert to revenue in the next 12 months. Contracted backlog was $14.84 billion at December 31, 2017. The December 31, 2017 backlog amount has been updated to reflect the adoption of the new revenue standard.

Backlog represents, at a particular point in time, future revenues from work not yet completed or performed under signed contracts. Once work begins on a project, revenues are recognized over the duration of the project. Backlog denominated in foreign currencies are valued each month using the actual average foreign exchange rates in effect during the month.

 We believe that backlog may not be a consistent indicator of future revenues because backlog has been and likely will be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, cancellations, and changes to the scope of work during the course of projects. Projects that have been delayed remain in backlog, but the timing of the revenue generated may differ from the timing originally expected. Additionally, projects may be terminated or delayed by the customer or delayed by regulatory authorities. In the event that a client cancels a contract, we typically would be entitled to receive payment for all services performed up to the cancellation date and subsequent client-authorized services related to winding down the canceled project. For more details regarding risks related to our backlog, see Part I, Item IA, “Risk Factors—Risks Related to our Business—The relationship of backlog to revenues varies over time.”

Revenues

2018 compared to 2017

Research & Development Solutions’ revenues were $5,465 million in 2018, an increase of $360 million, or 7.1%, over 2017. This increase was comprised of constant currency revenue growth of approximately $332 million, or 6.5%, and a positive impact of approximately $28 million from the effects of foreign currency fluctuations.

The constant currency growth primarily included volume-related increases in clinical, data management and life cycle safety services, increased lab testing volumes and incremental revenue from acquisitions.

2017 compared to 2016

Research & Development Solutions’ revenues were $5,105 million in 2017, an increase of $368 million, or 7.8%, over 2016. This increase was comprised of constant currency revenue growth of approximately $371 million, or 7.8%, partially offset by a negative impact of approximately $3 million from the effects of foreign currency fluctuations.

The constant currency revenue growth primarily included volume-related increases from our clinical solutions and services and our clinical trial support services as well as revenue from acquisitions, partially offset by lower revenue from early clinical development services, due to a facility closure in Europe in 2016.

Costs of Revenue, exclusive of Depreciation and Amortization

2018 compared to 2017

Research & Development Solutions’ costs of revenue, exclusive of depreciation and amortization, increased $155 million, or 4.3%, in 2018 as compared to 2017. This increase included a constant currency increase of approximately $151 million, or 4.2%, and a negative impact of approximately $4 million from the effects of foreign currency fluctuations.

The constant currency increase was primarily due to an increase in reimbursed expenses and an increase in compensation and related expenses as well as incremental costs from acquisitions. Compensation and related expenses increased as a result of headcount to support revenue growth and our next generation of clinical development capabilities, which include analytics-driven methods and technology to optimize trial design.

2017 compared to 2016

Research & Development Solutions’ costs of revenue, exclusive of depreciation and amortization, increased $283 million, or 8.6%, in 2017 as compared to 2016. This increase included a constant currency increase of approximately $290 million, or 8.8%, partially offset by a positive impact of approximately $7 million from the effects of foreign currency fluctuations.

The constant currency increase was primarily due to an increase in reimbursed expenses, compensation and related expenses and the impact from post-Merger acquisitions. The increase in compensation and related expenses resulted from (i) an increase in billable headcount resulting from the higher volume of constant currency revenue, (ii) our continued investment in our global delivery network (“GDN”) that enables us to provide standardized, centrally-managed services from seven hub locations across five countries, and (iii) an increase in competition for qualified personnel in certain markets.

Selling, General and Administrative Expenses

2018 compared to 2017

Research & Development Solutions’ selling, general and administrative expenses increased $34 million, or 5.8%, in 2018 as compared to 2017, which included a constant currency increase of approximately $33 million, or 5.7%, and a negative impact of approximately $1 million from the effects of foreign currency fluctuations. The constant currency increase was primarily related to higher compensation and related expenses due to increased headcount to support growth and our next generation of clinical development capabilities, as well as incremental costs from acquisitions.

2017 compared to 2016

Research & Development Solutions’ selling, general and administrative expenses increased $3 million, or 0.5%, in 2017 as compared to 2016, which included a constant currency increase of approximately $6 million, or 1.0%, partially offset by a positive impact of approximately $3 million from the effects of foreign currency fluctuations. The constant currency increase was primarily due to the impact of post-Merger acquisitions, partially offset by lower incentive compensation and bad debt expense.

Contract Sales & Medical Solutions

	Year Ended December 31,			Change
(dollars in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenues	$810	$915	$930	$(105)	(11.5)%	$(15)	(1.6)%
Costs of revenue, exclusive of depreciation and amortization	682	768	770	(86)	(11.2)	(2)	(0.3)
Selling, general and administrative expenses	69	73	82	(4)	(5.5)	(9)	(11.0)
Segment profit	$59	$74	$78	$(15)	(20.3)%	$(4)	(5.1)%

Revenues

2018 compared to 2017

Contract Sales & Medical Solutions’ revenues were $810 million in 2018, a decrease of $105 million, or 11.5%, over 2017. This decrease was comprised of a constant currency revenue decline of approximately $112 million, or 12.2%, partially offset by a positive impact of approximately $7 million from the effects of foreign currency fluctuations. The decline in constant currency revenues was largely due to cancellations in 2017 in the Americas region and reduced volume in the Asia-Pacific region.

2017 compared to 2016

Contract Sales & Medical Solutions’ revenues were $915 million in 2017, a decrease of $15 million, or 1.6%, over 2016. This decrease was comprised of a constant currency revenue decline of approximately $10 million, or 1.1%, and a negative impact of approximately $5 million from the effects of foreign currency fluctuations. The decline in constant currency revenues was due to lower demand in Japan and North America, which was also a result of cancellations that occurred in 2017. The decline was also due to a $9 million benefit from the acceleration of revenue in the second quarter of 2016 that did not recur in 2017 related to a contract modification on a sales force arrangement that fixed a portion of the contract price that was previously not determinable until future sales-based royalties were known, partially offset by revenue from new projects starting up, primarily in Europe.

Costs of Revenue, exclusive of Depreciation and Amortization

2018 compared to 2017

Contract Sales & Medical Solutions’ costs of revenue, exclusive of depreciation and amortization, decreased $86 million, or 11.2%, in 2018 as compared to 2017. This decrease included a constant currency decline of approximately $91 million, or 11.8%, partially offset by approximately $5 million from the negative effects of foreign currency fluctuations. The constant currency cost of revenue decrease was due to a decrease in compensation and related expenses resulting from a decrease in billable headcount.

2017 compared to 2016

Contract Sales & Medical Solutions’ costs of revenue, exclusive of depreciation and amortization, decreased $2 million, or 0.3%, in 2017 as compared to 2016. This decrease included constant currency growth of approximately $2 million, or 0.3%, more than offset by approximately $4 million from the positive effects of foreign currency fluctuations. The constant currency cost of revenue growth was due to an increase in compensation and related expenses resulting from an increase in billable headcount in Europe as a result of an increase in new projects starting up in the 2017 period.

Selling, General and Administrative Expenses

2018 compared to 2017

Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $4 million, or 5.5%, in 2018 as compared to 2017, primarily due to lower compensation and related expenses resulting from a reduction in headcount.

2017 compared to 2016

Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $9 million, or 11.0%, in 2017 as compared to 2016, primarily due to lower compensation and related expenses resulting from a decrease in headcount.

Liquidity and Capital Resources

Overview

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, acquisitions, investments, debt service requirements, dividends, equity repurchases, adequacy of our revolving credit and receivables financing facilities, and access to the capital markets.

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

We had a cash balance of $891 million at December 31, 2018 ($212 million of which was in the United States), a decrease from $959 million at December 31, 2017.

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

Equity Repurchase Program

On October 30, 2013, our Board approved the Repurchase Program authorizing the repurchase of up to $125 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. Our Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of our common stock by $600 million, $1.5 billion, $2 billion and $1.5 billion in 2015, 2016, 2017 and 2018, respectively, which increased the total amount that has been authorized under the Repurchase Program to $5.725 billion. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The Repurchase Program for common stock does not have an expiration date.

During the year ended December 31, 2018, we repurchased 12.6 million shares of our common stock at an average market price per share of $111.23 for an aggregate purchase price of $1,396 million under the Repurchase Program. These amounts include 6.0 million shares of our common stock, which we repurchased directly from underwriters in connection with two secondary public offerings of shares of our common stock held by certain of our sponsors for an aggregate purchase price of $659 million. During the year ended December 31, 2017, we repurchased 30.9 million shares of our common stock for approximately $2.6 billion. These amounts include 9.7 million shares of our common stock, which we repurchased from certain of our principal stockholders in a private transaction for approximately $750 million and 10.1 million shares of our common stock, which we repurchased directly from underwriters in connection with three separate underwritten, secondary public offerings of shares of our common stock held by certain of our principal stockholders for approximately $935 million in the aggregate in May, September and November 2017. Additional information regarding the Repurchase Program is presented in Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As of December 31, 2018, we had remaining authorization to repurchase up to $285 million of our common stock under our Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of our Repurchase Program. On February 13, 2019, our Board authorized an increase in the post-merger share repurchase authorization by $2.0 billion, resulting in approximately $2.3 billion remaining authorization.

Debt

As of December 31, 2018, we had $11.1 billion of total indebtedness, excluding $880 million of available borrowings under our revolving credit facilities. See Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding our credit arrangements.

Senior Secured Credit Agreement and Senior Notes

At December 31, 2018, our Fourth Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) provided financing through several senior secured credit facilities (collectively, the “Senior Secured Credit Facilities”) of up to approximately $6,959 million, which consisted of $6,079 million principal amount of debt outstanding and $880 million of available borrowing capacity on the $1,500 million revolving credit facility that expires in 2023. The revolving credit facility is comprised of a $675 million senior secured revolving facility available in U.S. dollars, a $600 million senior secured revolving facility available in U.S. dollars, Euros, Swiss Francs and other foreign currencies, and a $225 million senior secured revolving facility available in U.S. dollars and Yen. The term A loans and revolving credit facility under the Credit Agreement mature in June 2023, while the term B loans under the Credit Agreement mature in 2024 and 2025. We are required to make scheduled quarterly payments on the term A loans equal to 1.25% of the original principal amount, with the remaining balance paid at maturity. We are required to make scheduled quarterly payments on the term B loans equal to approximately 0.25% of the original principal amount, with the remaining balance paid at maturity. In addition, beginning with fiscal year ending December 31, 2017, we were required to apply 50% of excess cash flow (as defined in the Credit Agreement), subject to a reduction to 25% or 0% depending upon our senior secured first lien net leverage ratio, for prepayment of the term loans, with any such prepayment to be applied toward principal payments due in subsequent quarters. We are also required to pay an annual commitment fee that ranges from 0.20% to 0.35% in respect of any unused commitments under the revolving credit facility. The Senior Secured Credit Facilities are collateralized by substantially all of our assets and the assets of our material domestic subsidiaries including 100% of the equity interests of substantially all of our material domestic subsidiaries and 66% of the equity interests of substantially all of our first-tier material foreign subsidiaries and their domestic subsidiaries.

2018 Financing Transactions

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

2017 Financing Transactions

During the first quarter of 2017, we issued €1.425 billion (approximately $1,522 million) of senior notes due 2025.  The senior notes mature on March 15, 2025 and bear an annual interest rate of 3.25%, which is paid semi-annually on March 15 and September 15, beginning on September 15, 2017. Also, during the first quarter of 2017, we refinanced our term B loans in which the maturity was extended to 2024 and the interest rate margin on the loan denominated in U.S. dollars was reduced from 2.50% to 2.00% and the interest rate margin on the loan denominated in Euros was reduced from 2.75% to 2.00%.

During the third quarter of 2017, we issued €420 million (approximately $501 million) of senior notes due 2025. The senior notes mature on September 15, 2025 and bear an interest rate of 2.875%, which is paid semi-annually on March 15 and September 15, beginning on March 15, 2018. Also, during the third quarter of 2017, we entered into an amendment to provide for an incremental term B loan of $750 million and an increase in restricted payment capacity. The term B loan will mature in 2025 and bears a floating interest rate of LIBOR plus 2.00% per year. The net proceeds from the senior notes due 2025 and the incremental term B loan were used for the redemption of the outstanding 4.125% Euro denominated senior notes due 2023, to pay down the revolving credit facility, to pay certain fees and expenses and for other general corporate purposes, including the repurchase of our common stock and acquisitions.

Receivables Financing Facility

On December 5, 2014, we entered into a four-year arrangement to securitize certain of our accounts receivable. Under the receivables financing facility, certain of our accounts receivable are sold on a non-recourse basis by certain of our consolidated subsidiaries to another of our consolidated subsidiaries, a bankruptcy-remote special purpose entity (“SPE”). The SPE obtained a term loan and revolving loan commitment from a third-party lender, secured by liens on the assets of the SPE, to finance the purchase of the accounts receivable, which includes a $275 million term loan and a $25 million revolving loan commitment. The revolving loan commitment may be increased by an additional $35 million as amounts are repaid under the term loan. IQVIA has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under the receivables financing facility. The assets of the SPE are not available to satisfy any of our obligations or any obligations of our subsidiaries. On December 15, 2017, we amended our receivables financing facility to extend the original term of the facility to December 15, 2020. In addition, the applicable margin (over LIBOR) changed to 90 bps regardless of our credit rating. Prior to the amendment, the margin was based on our credit rating and could range from 85 bps to 135 bps. As of December 31, 2018, no additional amounts of revolving loans were available under the receivables financing facility.

Restrictive Covenants

Our Credit Agreement provides for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the Credit Agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of our financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the Credit Agreement, other actions permitted to be taken by a secured creditor. Our long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on our ability to declare dividends. For additional information regarding these restrictive covenants, see Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy” and Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. At December 31, 2018, we were in compliance in all material respects with the financial covenants under our financing arrangements.

Years ended December 31, 2018, 2017 and 2016

Cash Flow from Operating Activities

	Year Ended December 31,
(in millions)	2018	2017	2016
Net cash provided by operating activities	$1,254	$970	$860

2018 compared to 2017

Cash provided by operating activities increased $284 million in 2018 as compared to 2017. The increase is primarily due to higher cash-related net income of $135 million as well as higher accounts payable and accrued expenses, partially offset by an increase in accounts receivable and unbilled services due to timing of invoicing and higher payments for interest.

2017 compared to 2016

Cash provided by operating activities increased $110 million in 2017 as compared to 2016. Cash flows from operating activities reflects higher cash-related net income of $640 million, offset by higher payments for interest, income taxes and normal fluctuations in cash collections from clients and accounts payable. Cash collections from clients can vary significantly each year depending on the timing of cash receipts under contractual payment terms relative to the recognition of revenue over a project lifecycle and the timing of renewals.

Cash Flow from Investing Activities

	Year Ended December 31,
(in millions)	2018	2017	2016
Net cash (used in) provided by investing activities	$(810)	$(1,190)	$1,731

2018 compared to 2017

Cash used in investing activities decreased $380 million in 2018 as compared to 2017. The decrease was primarily due to lower cash used for the acquisition of businesses ($545 million) partially offset by an increase in cash used for acquisition of property, equipment and software ($90 million), an increase in investments in equity securities ($23 million) and an increase in investments in unconsolidated affiliates ($32 million).

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

Cash Flow from Financing Activities

	Year Ended December 31,
(in millions)	2018	2017	2016
Net cash used in financing activities	$(452)	$(72)	$(2,284)

2018 compared to 2017

Cash used in financing activities increased $380 million in 2018 as compared to 2017. The increase in cash used in financing activities was primarily related to lower net borrowings under our credit facilities ($1,470 million), partially offset by less cash used to repurchase common stock ($1,215 million).

2017 compared to 2016

Cash used in financing activities decreased $2,212 million in 2017 as compared to 2016. The decrease in cash used in financing activities was primarily related to higher net borrowings under our credit facilities ($3,781 million), partially offset by higher cash used to repurchase common stock ($1,523 million).

Contingencies

We are exposed to certain known contingencies that are material to our investors. The facts and circumstances surrounding these contingencies and a discussion of their effect on us are in Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These contingencies may have a material effect on our liquidity, capital resources or results of operations. In addition, even where our reserves are adequate, the incurrence of any of these liabilities may have a material effect on our liquidity and the amount of cash available to us for other purposes.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements except for operating leases entered into in the normal course of business.

Contractual Obligations and Commitments

Below is a summary of our future payment commitments by year under contractual obligations as of December 31, 2018:

(in millions)	2019	2020 - 2021	2022 - 2023	Thereafter	Total
Long-term debt, including interest(1)	$508	$1,287	$3,257	$8,167	$13,219
Operating leases	167	244	159	119	689
Data acquisition	289	467	135	4	895
Purchase obligations(2)	17	22	15	8	62
Commitments to unconsolidated affiliates(3)	—	—	—	—	—
Benefit obligations(4)	25	27	29	81	162
Uncertain income tax positions(5)	17	—	—	—	17
Total	$1,023	$2,047	$3,595	$8,379	$15,044
(1)	Interest payments on our debt are based on the interest rates in effect on December 31, 2018.
(2)

Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions.

(3)

We are currently committed to invest $120 million in private equity funds. As of December 31, 2018, we have funded approximately $78 million of these commitments and we have approximately $42 million remaining to be funded which has not been included in the above table as we are unable to predict when these commitments will be paid.

(4)

Amounts represent expected future benefit payments for our pension and postretirement benefit plans, as well as expected contributions for 2019 for our funded pension benefit plans. We made cash contributions totaling approximately $31 million to our defined benefit plans in 2018, and we estimate that we will make contributions totaling approximately $25 million to our defined benefit plans in 2019. Due to the potential impact of future plan investment performance, changes in interest rates, changes in other economic and demographic assumptions and changes in legislation in foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions that may be required to fund our defined benefit plans for periods beyond 2019.

(5)

As of December 31, 2018, our liability related to uncertain income tax positions was approximately $106 million, $89 million of which has not been included in the above table as we are unable to predict when these liabilities will be paid due to the uncertainties in the timing of the settlement of the income tax positions.

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

Revenue Recognition

Our arrangements are primarily service contracts that range in duration from a few months to several years. In some cases, contracts provide for variable consideration that is contingent upon the occurrence of uncertain future events, such as performance incentives (including royalty payments or penalty clauses that can either increase or decrease the transaction price). We estimate the amount of variable consideration at the expected value or at the most likely amount depending on the type of consideration. Estimated amounts are included in the transaction price to the extent it is probable based on available information (historical, current and forecasted). Cash payments made to customers as incentives to induce the customers to enter into service agreements with us are amortized as a reduction of revenue over the period the services are performed. We record revenues net of any tax assessments by governmental authorities, such as value added taxes, that are imposed on and concurrent with specific revenue generating transactions.

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

The majority of revenue in our Research & Development Solutions segment is recognized over time using a cost-based input method since there is no single output measure that would fairly depict the transfer of control over the life of the performance obligation. Progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Costs included in the measure of progress include direct labor and third-party costs (such as payments to investigators and travel expenses for our clinical monitors). This cost-based method of revenue recognition requires us to make estimates of costs to complete our projects on an ongoing basis. Significant judgment is required to evaluate assumptions related to these estimates. These significant estimates of project costs are updated and adjusted on a regular basis. These updates and adjustments are likely to result in variability in our revenue recognition from period to period that may cause unexpected variability in our operating results. At any point in time, we are working on thousands of active client projects, which are governed by individual contracts. Most projects are customized based on the needs of the client, the type of services being provided, therapeutic indication of the drug, geographic locations and other variables. Project specific terms related to pricing, billing terms and the scope and type of services to be provided are generally negotiated and contracted on a project-by-project basis. Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. In such situations, we enter into negotiations for a contract amendment to reflect the change in scope and the related price. Depending on the complexity of the amendment, the negotiation process can take from a few weeks for a simple adjustment to several months for a complex amendment. Management may authorize the project team to commence work on activities outside the contract scope while we negotiate and finalize the contract amendment. In these limited cases, if we are not able to obtain a contract amendment from the client, our profit margin on the arrangement may be impacted. This result occurs because our costs of delivery are expensed as they are incurred, while revenue is not recognized unless the client has agreed to the changes in scope and renegotiated pricing terms in a form that meets the definition of a contract under Accounting Standards Codification Topic 606 “Revenue from Contracts with Customers.”

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

See Note 1 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

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

Income tax expense is based on the distribution of profit before income tax among the various taxing jurisdictions in which we operate, adjusted as required by the income tax laws of each taxing jurisdiction. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate. We do not consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States. Accordingly, we have provided a deferred income tax liability related to those undistributed earnings. The associated foreign income taxes on our foreign earnings could be available as a credit in the United States on our income taxes. We recognize foreign tax credits to the extent that the recognition is supported by projected foreign source income. See Note 16 to our audited consolidated financial statements included elsewhere in the Annual Report on Form 10-K for details regarding the Tax Cuts and Jobs Act and the impact on our consolidated financial statements.

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

Pensions and Other Postretirement Benefits

We provide retirement benefits to certain employees, including defined benefit pension plans and postretirement medical plans. The determination of benefit obligations and expense is based on actuarial models. In order to measure benefit costs and obligations using these models, critical assumptions are made with regard to the discount rate, expected return on plan assets, cash balance crediting rate, lump sum conversion rate and the assumed rate of compensation increases. In addition, retiree medical care cost trend rates are a key assumption used exclusively in determining costs for our postretirement health care and life insurance benefit plans. Management reviews these critical assumptions at least annually. Other assumptions involve demographic factors such as turnover, retirement and mortality rates. Management reviews these assumptions periodically and updates them when deemed appropriate to do so.

The discount rate is the rate at which the benefit obligations could be effectively settled and is determined annually by management. For United States plans, the discount rate is based on results of a modeling process in which the plans’ expected cash flow (determined on a projected benefit obligation basis) is matched with spot rates developed from a yield curve comprised of high-grade (Moody’s Aa and above, or Standard and Poor’s AA and above) non-callable corporate bonds to develop the present value of the expected cash flow, and then determining the single rate (discount rate), which when applied to the expected cash flow derives that same present value. In the United Kingdom specifically, the discount rate is set based on the yields on a universe of high quality non-callable corporate bonds denominated in the British Pound, appropriate to the duration of plan liabilities. For the other non-United States plans, the discount rate is based on the current yield of an index of high quality corporate bonds. As a sensitivity measure, a 25 basis point increase in the discount rate for our United States plan and United Kingdom plans, absent any offsetting changes in other assumptions, would result in a less than $1 million increase in pension expense at December 31, 2018.

Under the United States qualified retirement plan, participants have a notional retirement account that increases with pay and investment credits. The rate used to determine the investment credit (cash balance crediting rate) varies monthly. At retirement, the account is converted to a monthly retirement benefit.

In selecting an expected return on plan asset assumption, we consider the returns being earned by each plan investment category in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. The actual return on plan assets will vary from year to year versus this assumption. We believe it is appropriate to use long-term expected forecasts in selecting the expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts. As a sensitivity measure, a 25 basis point change in the expected return on assets (“EROA”) assumption for our United States plan, absent any offsetting changes in other assumptions, would result in a less than $1 million increase or decrease in pension expense at December 31, 2018. For our United Kingdom plans, a 25 basis point change in the EROA assumption, absent any offsetting changes in other assumptions, would result in a less than $1 million increase or decrease in pension expense at December 31, 2018. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect our pension and postretirement obligations and future expense.
We utilize a corridor approach to amortizing unrecognized gains and losses in the pension and postretirement plans. Amortization occurs when the accumulated unrecognized net gain or loss balance exceeds the criterion of 10% of the larger of the beginning balances of the projected benefit obligation or the market-related value of the plan assets. The excess unrecognized gain or loss balance is then amortized using the straight-line method over the average remaining service life of active employees expected to receive benefits. At December 31, 2018, the weighted-average remaining service life of active employees was approximately 20 years.

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

The contractual value of our foreign exchange derivative instruments, all of which were foreign exchange forward contracts, was approximately $202 million at December 31, 2018. The fair value of these contracts is subject to change as a result of potential changes in foreign exchange rates. We assess our market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values based on a hypothetical 10% change in foreign currency exchange rates. The potential loss in fair value for foreign exchange forward contracts based on a hypothetical 10% decrease in the value of the United States dollar or, in the case of non-United States dollar related contracts, the currency being purchased, was $5 million at December 31, 2018. However, the change in the fair value of the foreign exchange forward contracts would likely be offset by a change in the value of the future service contract revenue, royalty or balance sheet exposure being hedged caused by the currency exchange rate fluctuation. The estimated fair values of the foreign exchange forward contracts were determined based on quoted market prices.

Exchange rate fluctuations affect the United States dollar value of foreign currency revenue and expenses and may have a significant effect on our results. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical 10% change in average exchange rates used to translate all foreign currencies to the United States dollar would have impacted income before income taxes for 2018 by approximately $125 million. The actual impact of exchange rate movements in the future could differ materially from this hypothetical analysis, based on the mix of foreign currencies and the timing and magnitude of individual exchange rate movements.

Additionally, commencing in 2016, we designated a portion of our foreign currency denominated debt as a hedge of our net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the United States dollar. As of December 31, 2018, these borrowings (net of original issue discount) were €4,590 million ($5,253 million). A hypothetical 10% decrease in the value of the United States dollar would lead to a potential loss in fair value of $525 million. However, this change in fair value would be offset by the change in value of the hedged portion of our net investment in foreign subsidiaries caused by the currency exchange rate fluctuation.

Interest Rates

Because we have variable rate debt, fluctuations in interest rates affect our business. We attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate caps and swaps. We have entered into interest rate caps and swaps with financial institutions that have reset dates and critical terms that match the underlying debt. Accordingly, any change in market value associated with the interest rate caps and swaps is offset by the opposite market impact on the related debt. As of December 31, 2018, we had approximately $6.4 billion of variable rate indebtedness and interest rate caps and swaps with a notional value of $2.0 billion. Because we do not attempt to hedge all of our variable rate debt, we may incur higher interest costs for the portion of our variable rate debt that is not hedged. Excluding debt covered by hedges, each quarter-point increase or decrease in the interest rate on our variable rate debt would result in our interest expense changing by approximately $12 million per year.

Marketable Securities

At December 31, 2018, we held investments in marketable equity securities. These investments are classified as either trading securities or available-for-sale securities and are recorded at fair value. These securities are subject to price risk. As of December 31, 2018, the fair value of these investments was $47 million based on the quoted market value of the securities. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market values was approximately $5 million at December 31, 2018.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Ari Bousbib	/s/ Michael R. McDonnell
Ari Bousbib Chairman, Chief Executive Officer and President (Principal Executive Officer)	Michael R. McDonnell Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IQVIA Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IQVIA Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive (loss) income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

February 19, 2019

We have served as the Company’s auditor since 2002.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share data)	2018	2017	2016
Revenues	$10,412	$9,702	$6,815
Costs of revenue, exclusive of depreciation and amortization	6,746	6,301	4,748
Selling, general and administrative expenses	1,716	1,622	1,016
Depreciation and amortization	1,141	1,011	289
Impairment charges	—	40	28
Restructuring costs	68	63	71
Merger related costs	—	—	87
Income from operations	741	665	576
Interest income	(8)	(7)	(4)
Interest expense	414	346	144
Loss on extinguishment of debt	2	19	31
Other expense (income), net	5	13	(11)
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	328	294	416
Income tax expense (benefit)	59	(992)	325
Income before equity in earnings (losses) of unconsolidated affiliates	269	1,286	91
Equity in earnings (losses) of unconsolidated affiliates	15	10	(4)
Net income	284	1,296	87
Net income attributable to non-controlling interests	(25)	(19)	(15)
Net income attributable to IQVIA Holdings Inc.	$259	$1,277	$72
Earnings per share attributable to common stockholders:
Basic	$1.27	$5.86	$0.48
Diluted	$1.24	$5.74	$0.47
Weighted average common shares outstanding:
Basic	203.7	217.8	149.1
Diluted	208.2	222.6	152.0

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(in millions)	2018	2017	2016
Net income	$284	$1,296	$87
Comprehensive (loss) income adjustments:
Unrealized gains (losses) on derivative instruments, net of income tax (benefit) expense of ($5), $1 and $3	1	4	(7)
Defined benefit plan adjustments, net of income tax (benefit) expense of ($4), $3 and $11	(8)	5	23
Foreign currency translation, net of income tax expense (benefit) of $50, ($201) and ($9)	(258)	611	(508)
Reclassification adjustments:
(Gains) losses on derivative instruments included in net income, net of income tax expense of $1, $— and $7	(12)	(1)	21
Amortization of actuarial losses and prior service costs included in net income	1	1	1
Comprehensive income (loss)	8	1,916	(383)
Comprehensive (income) loss attributable to non-controlling interests	(22)	(26)	1
Comprehensive (loss) income attributable to IQVIA Holdings Inc.	$(14)	$1,890	$(382)

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$891	$959
Trade accounts receivable and unbilled services, net	2,394	2,097
Prepaid expenses	151	146
Income taxes receivable	69	47
Investments in debt, equity and other securities	47	46
Other current assets and receivables	322	259
Total current assets	3,874	3,554
Property and equipment, net	434	440
Investments in debt, equity and other securities	41	8
Investments in unconsolidated affiliates	101	70
Goodwill	11,800	11,850
Other identifiable intangibles, net	5,951	6,591
Deferred income taxes	109	109
Deposits and other assets	239	235
Total assets	$22,549	$22,857
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$437	$322
Accrued expenses	1,858	1,664
Unearned income	1,007	985
Income taxes payable	100	72
Current portion of long-term debt	100	103
Other current liabilities	32	10
Total current liabilities	3,534	3,156
Long-term debt, less current portion	10,907	10,122
Deferred income taxes	736	895
Other liabilities	418	440
Total liabilities	15,595	14,613
Commitments and contingencies (Note 1)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized at December 31, 2018 and 2017, $0.01 par value, 251.5 and 249.5 shares issued at December 31, 2018 and 2017, respectively	10,901	10,782
Retained earnings	807	538
Treasury stock, at cost, 54.0 and 41.4 shares at December 31, 2018 and 2017, respectively	(4,770)	(3,374)
Accumulated other comprehensive (loss) income	(224)	49
Equity attributable to IQVIA Holdings Inc.’s stockholders	6,714	7,995
Non-controlling interests	240	249
Total stockholders’ equity	6,954	8,244
Total liabilities and stockholders’ equity	$22,549	$22,857

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2018	2017	2016
Operating activities:
Net income	$284	$1,296	$87
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,141	1,011	289
Amortization of debt issuance costs and discount	11	9	30
Amortization of accumulated other comprehensive loss on terminated interest rate swaps	—	3	3
Stock-based compensation	113	106	80
Impairment of goodwill and identifiable intangible assets	—	40	28
Gain on disposals of property and equipment, net	—	(1)	(1)
(Earnings) loss from unconsolidated affiliates	(15)	(10)	8
Loss (gain) on investments, net	3	(8)	(13)
(Benefit from) provision for deferred income taxes	(177)	(1,221)	115
Excess income tax benefits from stock-based award activities	—	—	(41)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	(297)	(141)	(177)
Prepaid expenses and other assets	(66)	(54)	(8)
Accounts payable and accrued expenses	368	90	160
Unearned income	7	(68)	230
Income taxes payable and other liabilities	(118)	(82)	70
Net cash provided by operating activities	1,254	970	860
Investing activities:
Acquisition of property, equipment and software	(459)	(369)	(164)
Net cash (paid for) assumed from acquisition of businesses	(309)	(854)	1,887
Disposition of business, net of cash disposed	—	12	—
(Purchases) sales of marketable securities, net	(4)	2	(40)
Investments in unconsolidated affiliates, net of payments received	(17)	15	(17)
(Investments in) proceeds from sale of equity securities	(23)	—	41
Proceeds from corporate owned life insurance policies	—	—	21
Other	2	4	3
Net cash (used in) provided by investing activities	(810)	(1,190)	1,731
Financing activities:
Proceeds from issuance of debt	1,631	5,242	466
Payment of debt issuance costs	(22)	(50)	(7)
Repayment of debt	(732)	(2,883)	(1,949)
Proceeds from revolving credit facility	2,445	1,921	172
Repayment of revolving credit facility	(2,329)	(1,767)	—
Principal payments on capital lease obligations	—	(2)	(2)
Proceeds related to employee stock purchase and option plans	15	91	97
Repurchase of common stock	(1,405)	(2,620)	(1,097)
Distributions to non-controlling interest, net	(31)	—	—
Contingent consideration and deferred purchase price payments	(24)	(4)	(5)
Excess income tax benefits from stock-based award activities	—	—	41
Net cash used in financing activities	(452)	(72)	(2,284)
Effect of foreign currency exchange rate changes on cash	(60)	53	(86)
(Decrease) increase in cash and cash equivalents	(68)	(239)	221
Cash and cash equivalents at beginning of period	959	1,198	977
Cash and cash equivalents at end of period	$891	$959	$1,198

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total
Balance, December 31, 2015	119.4	—	$1	$8	$(462)	$—	$(111)	$228	$(336)
ASC 606 implementation	—	—	—	—	(42)	—	1	—	(41)
Balance, December 31, 2015, Adjusted	119.4	—	1	8	(504)	—	(110)	228	(377)
Issuance of common stock	130.4	—	1	10,522	—	—	—	—	10,523
Repurchase of common stock before October 3, 2016	(1.5)	—	—	(46)	(52)	—	—	—	(98)
Repurchase of common stock on or after October 3, 2016	—	(12.9)	—	—	—	(1,000)	—	—	(1,000)
Stock-based compensation	—	—	—	76	—	—	—	—	76
Income tax benefits from stock-based award activities	—	—	—	41	—	—	—	—	41
Investment by non-controlling interest	—	—	—	(1)	—	—	—	—	(1)
Net income	—	—	—	—	72	—	—	15	87
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	—	(7)	—	(7)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	23	—	23
Foreign currency translation, net of tax	—	—	—	—	—	—	(492)	(16)	(508)
Reclassification adjustments, net of tax	—	—	—	—	—	—	22	—	22
Balance, December 31, 2016	248.3	(12.9)	2	10,600	(484)	(1,000)	(564)	227	8,781
Issuance of common stock	3.7	—	—	—	—	—	—	—	—
Repurchase of common stock	—	(28.5)	—	—	—	(2,374)	—	—	(2,374)
Repurchase and retirement of common stock	(2.5)	—	—	—	(255)	—	—	—	(255)
Stock-based compensation	—	—	—	180	—	—	—	—	180
Distribution to non-controlling interest	—	—	—	—	—	—	—	(4)	(4)
Net income	—	—	—	—	1,277	—	—	19	1,296
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	—	4	—	4
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	5	—	5
Foreign currency translation, net of tax	—	—	—	—	—	—	604	7	611
Balance, December 31, 2017	249.5	(41.4)	2	10,780	538	(3,374)	49	249	8,244
Issuance of common stock	2.0	—	1	10	—	—	—	—	11
Repurchase of common stock	—	(12.6)	—	—	—	(1,396)	—	—	(1,396)
Stock-based compensation	—	—	—	108	—	—	—	—	108
Distributions to non-controlling interest, net	—	—	—	—	—	—	—	(31)	(31)
Net income	—	—	—	—	259	—	—	25	284
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	—	1	—	1
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(8)	—	(8)
Foreign currency translation, net of tax	—	—	—	—	—	—	(255)	(3)	(258)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(11)	—	(11)
Other	—	—	—	—	10	—	—	—	10
Balance, December 31, 2018	251.5	(54.0)	$3	$10,898	$807	$(4,770)	$(224)	$240	$6,954

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The Company

With more than 58,000 employees, IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) conducts business in more than 100 countries. IQVIA is a leading global provider of advanced analytics, technology solutions and contract research services to the life sciences industry.

On October 3, 2016, Quintiles Transnational Holdings Inc. (“Quintiles”) completed its previously announced merger of equals transaction (the “Merger”) with IMS Health Holdings, Inc. (“IMS Health”). Pursuant to the terms of the merger agreement dated as of May 3, 2016 between Quintiles and IMS Health (the “Merger Agreement”), IMS Health was merged with and into Quintiles, and the separate corporate existence of IMS Health ceased, with Quintiles continuing as the surviving corporation (the “Surviving Corporation”). Immediately prior to the completion of the Merger, Quintiles reincorporated as a Delaware corporation. The Surviving Corporation changed its name to Quintiles IMS Holdings, Inc (“QuintilesIMS”). At the effective time of the Merger, each issued and outstanding share of IMS Health common stock, par value $0.01 per share (“IMS Health common stock”), was automatically converted into 0.3840 of a share of the Company’s common stock, par value $0.01 per share. In addition, immediately following the effective time of the Merger, Quintiles Transnational Corp (“Quintiles Corp.”), a direct subsidiary of Quintiles, was merged with and into IMS Health Incorporated, following which IMS Health Incorporated will continue as a direct, wholly-owned subsidiary of the Surviving Corporation. See Note 14 for additional information regarding the Merger.

On November 6, 2017, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) to effect a change of the Company’s name from “Quintiles IMS Holdings, Inc.” to “IQVIA Holdings Inc.”.

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

Foreign Currencies

The Company’s financial statements are reported in United States dollars and, accordingly, the Company’s results of operations are impacted by fluctuations in exchange rates that affect the translation of its revenues and expenses denominated in foreign currencies into United States dollars for purposes of reporting its consolidated financial results. Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange during the year. Translation adjustments resulting from this process are charged or credited to the accumulated other comprehensive (loss) income (“AOCI”) component of stockholders’ equity. The Company is subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of a transaction. The Company earns revenue from its service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company’s profitability with respect to such contracts.

For operations outside the United States that are considered to be highly inflationary or where the United States dollar is designated as the functional currency, monetary assets and liabilities are remeasured using end-of-period exchange rates, whereas non-monetary accounts are remeasured using historical exchange rates, and all remeasurement and transaction adjustments are recognized in other expense (income), net. Other expense (income), net, includes foreign currency net losses for 2018, 2017 and 2016 of approximately $8 million, $40 million and $6 million, respectively. The higher foreign currency losses in 2017 were primarily the result of the combination of changes in intercompany loan balances from corporate legal entity integration and a weaker U.S. dollar.

Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents.

Investments in Marketable Securities

Investments in marketable securities are classified as either trading or available-for-sale and measured at fair market value. Realized and unrealized gains and losses on available-for-sale and trading securities are included in other expense (income), net, on the accompanying consolidated statements of income.

Equity Method Investments

The Company’s investments in and advances to unconsolidated affiliates are accounted for under the equity method if the Company exercises significant influence or has an investment in a limited partnership that is considered to be greater than minor. These investments and advances are classified as investments in and advances to unconsolidated affiliates on the accompanying consolidated balance sheets. The Company records its pro rata share of the earnings, adjusted for accretion of basis difference, of these investments in equity in earnings (losses) of unconsolidated affiliates on the accompanying consolidated statements of income. The Company reviews its investments in and advances to unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Derivatives

The Company uses derivative instruments to manage exposures to interest rates and foreign currencies. Derivatives are recorded on the balance sheet at fair value at each balance sheet date utilizing pricing models for non-exchange-traded contracts. At inception, the Company designates whether or not the derivative instrument is an effective hedge of an asset, liability or firm commitment which is then classified as either a cash flow hedge or a fair value hedge. If determined to be an effective cash flow hedge, changes in the fair value of the derivative instrument are recorded as a component of AOCI until realized. The Company includes the impact from these hedges in the same line item as the hedged item on the consolidated statements of cash flows. Changes in fair value of effective fair value hedges are recorded in earnings as an offset to the changes in the fair value of the related hedged item. Hedge ineffectiveness, if any, is immediately recognized in earnings. Changes in the fair values of derivative instruments that are not an effective hedge are recognized in earnings. When it is probable that a hedged forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction and reclassifies gains or losses that were accumulated in AOCI to earnings in other expense (income), net for foreign exchange derivatives and interest expense for interest rate derivatives on the consolidated statements of income. Cash flows are classified consistent with the underlying hedged item. The Company has entered, and may in the future enter, into derivative contracts (caps, swaps, forwards, calls or puts, warrants, for example) related to its debt, investments in marketable equity securities and forecasted foreign currency transactions.

Accrued Loyalty

The Company owns businesses that manage co-pay reimbursements on behalf of its pharmaceutical customers. These customers prefund the reimbursements and the Company includes this cash on its balance sheet. The Company draws on this cash to pay pharmacies as consumers use these programs. Accrued loyalty was $186 million and $143 million as of December 31, 2018 and 2017, respectively, and included within accrued expenses on the consolidated balance sheet.

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

Definite-lived identifiable intangible assets are amortized primarily using an accelerated method that reflects the pattern in which the Company expects to benefit from the use of the asset over its estimated remaining useful life as follows:

Trademarks and trade names	1 - 17 years
Contract backlog and client relationships	1 - 25 years
Software and related assets	1 - 9 years
Databases	1 - 9 years
Non-compete agreements and other	2 - 5 years

Goodwill and indefinite-lived identifiable intangible assets, which consist of a trade name, are not amortized but evaluated for impairment annually, or more frequently if events or changes in circumstances indicate an impairment.

Included in software and related items is the capitalized cost of internal-use software used in supporting the Company’s business. Qualifying costs incurred during the application development stage are capitalized and amortized over their estimated useful lives. Costs are capitalized from completion of the preliminary project stage and when it is considered probable that the software will be used to perform its intended function, up until the time the software is placed into service. The Company recognized $179 million, $134 million and $44 million of amortization expense in 2018, 2017 and 2016, respectively, related to software and related assets.

The carrying values of property, equipment and intangible and other long-lived assets are reviewed for recoverability if the facts and circumstances suggest that a potential impairment may have occurred. If this review indicates that carrying values will not be recoverable, as determined based on undiscounted cash flow projections, the Company will record an impairment charge to reduce carrying values to estimated fair value. There were no impairments recognized in 2018. See Note 8 for information regarding the impairment charges recognized in 2017 and 2016.

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

Variable Consideration

In some cases, contracts provide for variable consideration that is contingent upon the occurrence of uncertain future events, such as performance incentives (including royalty payments or penalty clauses that can either increase or decrease the transaction price). Variable consideration is estimated at the expected value or at the most likely amount depending on the type of consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimate of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company and reevaluated each reporting period.

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

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. Investment policies have been implemented that limit purchases of marketable securities to investment grade securities. Substantially all revenues for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions are earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and healthcare companies. The concentration of credit risk is equal to the outstanding accounts receivable and unbilled services balances, less the unearned income related thereto, and such risk is subject to the financial and industry conditions of the Company’s clients. The Company does not require collateral or other securities to support client receivables. Credit losses have been immaterial and reasonably within management’s expectations.

Restructuring Costs

Restructuring costs, which primarily include termination benefits and facility closure costs, are recorded at estimated fair value. Key assumptions in determining the restructuring costs include the terms and payments that may be negotiated to terminate certain contractual obligations and the timing of employees leaving the Company.

Merger Related Costs

Merger related costs include the direct and incremental costs associated with business combinations including (i) acquisition related costs such as investment banking, legal, accounting and consulting fees (see Note 14), (ii) incremental compensation costs triggered under change in control provisions in executive employment agreements, (iii) compensation and related costs of employees 100% dedicated to merger-related integration activities and (iv) severance and other termination costs associated with redundant employees. There were no merger related costs recognized in 2018 or 2017. During 2016, the Company recognized $87 million of merger related costs, which includes $36 million of acquisition related costs. All of these costs are related to the Merger. Merger related costs for all other business combinations have been immaterial and are included within selling, general and administrative expenses on the consolidated statements of income.

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

Income Taxes

Income tax expense includes United States (“U.S.”) federal, state and international income taxes. Certain items of income and expense are not reported in income tax returns and financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. As a result of the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017, the Company no longer considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and will record deferred income taxes on these earnings, as applicable. The Company has recorded its U.S. deferred taxes based on the Federal corporate income tax rate of 21%. The Company accounts for Global Intangible Low Taxed Income (“GILTI”) and the Base Erosion and Anti-Abuse Tax (“BEAT”) as period costs if and when incurred. Interest and penalties related to unrecognized income tax benefits are recognized as a component of income tax expense as discussed further in Note 16. Additionally, as a result of the Tax Act the Company is required to make an accounting policy election in relation to the reduction or loss of cash tax savings from net operating losses in its valuation allowance assessments, by either electing the tax law ordering approach or the incremental cash tax savings approach. The Company has made the election to use the incremental cash tax savings approach as its policy.

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

The Company accounts for its stock-based compensation for restricted stock awards and restricted stock units based on the closing market price of the Company’s common stock on the date of grant. The Company accounts for its stock-based compensation for performance awards based on the closing market price of the Company’s common stock on the date of grant and for performance awards that include market conditions, upon the Monte Carlo simulation model.

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

In October 2016, the FASB issued new accounting guidance that requires the income tax consequences of an intra-entity transfer of an asset, other than inventory, to be recognized when the transfer occurs. The Company adopted this new accounting guidance on January 1, 2018. The adoption of this new accounting guidance did not have a material effect on the Company’s consolidated financial statements.

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

Adjustments to Previously Reported Financial Statements from the Adoption of Accounting Pronouncements

The following table presents the effect of the adoption of ASU 2014-09 on the Company’s consolidated balance sheet as of December 31, 2017:

	December 31, 2017
(in millions)	As Previously Reported	As Recast
Trade accounts receivable and unbilled services, net	$1,993	$2,097
Total current assets	3,450	3,554
Deferred income taxes	98	109
Total assets	22,742	22,857
Unearned income	733	985
Total current liabilities	2,904	3,156
Deferred income taxes	918	895
Total liabilities	14,384	14,613
Retained earnings	655	538
Accumulated other comprehensive income	46	49
Equity attributable to IQVIA Holdings Inc.’s stockholders	8,109	7,995
Total stockholders’ equity	8,358	8,244
Total liabilities and stockholders’ equity	22,742	22,857

The following table presents the effect of the adoption of ASU 2014-09 and ASU 2017-07 on the Company’s consolidated statements of income for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017		2016
(in millions, except per share amounts)	As Previously Reported	As Recast	As Previously Reported	As Recast
Total revenues	$9,739	$9,702	$6,878	$6,815
Cost of revenues, exclusive of depreciation and amortization	6,301	6,301	4,750	4,748
Selling, general and administrative expenses	1,605	1,622	1,011	1,016
Income from operations	719	665	642	576
Other expense (income), net	30	13	(8)	(11)
Income before income taxes and equity in earnings of unconsolidated affiliates	331	294	479	416
Income tax (benefit) expense	(987)	(992)	345	325
Income before equity in earnings of unconsolidated affiliates	1,318	1,286	134	91
Net income	1,328	1,296	130	87
Net income attributable to IQVIA Holdings Inc.	1,309	1,277	115	72
Earnings per share attributable to common stockholders:
Basic	$6.01	$5.86	$0.77	$0.48
Diluted	$5.88	$5.74	$0.76	$0.47

The cumulative effect of adopting the above standards is reflected in the consolidated statements of stockholders’ equity (deficit) as an adjustment to the December 31, 2015 balance. Adoption of the above standards had no impact to cash from or used in operating, financing, or investing activities on the Company’s consolidated statements of cash flows for the years ended December 31, 2017 or 2016.

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

In February 2018, the FASB issued new accounting guidance that will allow a reclassification from accumulated other comprehensive income to retained earnings for “stranded income tax effects” resulting from the Tax Act. Because the income statement impact related to the reduction of the historical corporate income tax rate under the Tax Act is required to be included in income tax expense, the guidance acknowledges that the income tax effects of items within accumulated other comprehensive income (“stranded income tax effects”) do not reflect the appropriate income tax rate. The new accounting guidance will be effective for the Company on January 1, 2019. The Company is still considering the impacts of this guidance and expects to elect the option to not reclassify from accumulated other comprehensive income to retained earnings for “stranded income tax effects” resulting from the Tax Act.

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

In January 2017, the FASB issued new accounting guidance that simplifies the measurement of goodwill by eliminating the step two impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The new guidance requires a comparison of the Company’s fair value of a reporting unit with the carrying amount and the Company is required to recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. The new accounting guidance will be effective for the Company on January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

In February 2016, the FASB issued new accounting guidance that requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. The income statement will reflect lease expense for operating leases, and amortization and interest expense for financing leases. The Company plans to adopt the new standard on its effective date of January 1, 2019. The Company plans to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the new guidance. The Company also plans to elect the transition method that allows comparative periods to be presented in the year of adoption in accordance with existing guidance. The adoption of the new standard is expected to result in an increase in total assets of approximately 2.3% and an increase in total liabilities of approximately 3.2% on the Company’s consolidated balance sheet. The adoption of this standard is not expected to result in a material impact on the Company’s consolidated results of operations or cash flows. The balance sheet impact of the new standard will be finalized upon adoption in the first quarter of 2019 and is therefore subject to change.

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations

The Company attributes revenues to geographical region based upon where the services are performed. The following tables represent revenues by geographical region and reportable segment for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$2,087	$2,553	$358	$4,998
Europe and Africa	1,520	1,693	235	3,448
Asia-Pacific	530	1,219	217	1,966
Total revenues	$4,137	$5,465	$810	$10,412

	Year Ended December 31, 2017
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$1,801	$2,375	$430	$4,606
Europe and Africa	1,372	1,663	251	3,286
Asia-Pacific	509	1,067	234	1,810
Total revenues	$3,682	$5,105	$915	$9,702

	Year Ended December 31, 2016
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$608	$2,205	$441	$3,254
Europe and Africa	392	1,587	240	2,219
Asia-Pacific	148	945	249	1,342
Total revenues	$1,148	$4,737	$930	$6,815

No individual country, except for the United States and the United Kingdom, accounted for 10% or more of total revenues for the year ended December 31, 2018. For the year ended December 31, 2018, revenues in the United States and the United Kingdom accounted for 43% and 11% of total revenue, respectively.

No individual country, except for the United States, accounted for 10% or more of total revenues for the years ended December 31, 2017 and 2016. For those periods, revenue in the United States accounted for 42% and 43% of total revenues, respectively.

No individual customer represented 10% or more of total revenues for the years ended December 31, 2018, 2017 or 2016.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2018, approximately $18.6 billion of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenue on approximately 35% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement. The Company applied the practical expedient that permits the omission of prior period information about its remaining performance obligations. No other practical expedients were applied.

3. Trade Accounts Receivable, Unbilled Services and Unearned Income

Trade accounts receivables and unbilled services consist of the following:

	December 31,
(in millions)	2018	2017
Trade accounts receivable:
Billed	$1,279	$1,229
Unbilled services	1,130	883
Trade accounts receivable and unbilled services	2,409	2,112
Allowance for doubtful accounts	(15)	(15)
Trade accounts receivable and unbilled services, net	$2,394	$2,097

Unbilled services and unearned income was as follows:

	December 31,
(in millions)	2018	2017	Change
Unbilled services	$1,130	$883	$247
Unearned income	(1,007)	(985)	(22)
Net balance	$123	$(102)	$225

Unbilled services, which is comprised of approximately equal parts of unbilled receivables and contract assets as of December 31, 2018, increased by $247 million as compared to December 31, 2017. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $22 million over the same period resulting in an increase of $225 million in the net balance of unbilled services and unearned income between December 31, 2018 and 2017. These fluctuations are primarily due to timing of payments and invoicing related to the Company’s Research & Development Solutions contracts.

Bad debt expense recognized on the Company’s receivables and unbilled services was de minimis for the years ended December 31, 2018, 2017 and 2016.

4. Investments

Debt, Equity and Other Securities

Current

The Company’s short-term investments in debt, equity and other securities consist primarily of trading investments in mutual funds and are measured at fair value with realized and unrealized gains and losses recorded in other expense (income), net on the accompanying consolidated statements of income.

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

During the fourth quarter of 2018, the Company recorded the cumulative adoption of ASU 2016-01 within stockholders’ equity.

In February 2018, the Company made an investment in COTA, Inc. (“COTA”) for a minority ownership interest. The Company’s investment in COTA does not meet the criteria to be accounted for under the equity method or to be consolidated and as a result is subject to ASU 2016-01 noted above. The Company’s investment in COTA does not have a readily determinable fair value and does not qualify for the existing practical expedient in ASC 820. The Company has elected to utilize the new measurement alternative provided for in ASC 321 “Investments – Equity Securities.” The Company’s minority interest in COTA was $20 million as of December 31, 2018.

Unconsolidated Affiliates

The Company accounts for its investments in and advances to unconsolidated affiliates under the equity method of accounting and records its pro rata share of its losses or earnings from these investments in equity in earnings (losses) of unconsolidated affiliates. The following is a summary of the Company’s investments in and advances to unconsolidated affiliates:

	December 31,
(in millions)	2018	2017
NovaQuest Pharma Opportunities Fund III, L.P. (“NQ Fund III”)	$30	$33
NovaQuest Pharma Opportunities Fund IV, L.P. (“NQ Fund IV”)	13	7
NovaQuest Pharma Opportunities Fund V, L.P. (“NQ Fund V”)	14	—
NovaQuest Private Equity Fund I, L.P. (“NQ PE Fund I”)	4	—
CenduitTM (“Cenduit”)	4	14
NostraData Pty Ltd. (“NostraData”)	7	8
TransMed Systems, Inc. (“TransMed”)	20	—
Other	9	8
	$101	$70

NovaQuest Pharma Opportunities Funds

The Company has committed to invest up to $50 million as a limited partner in NQ Fund III. As of December 31, 2018, the Company has funded approximately $43.5 million and has approximately $6.5 million of remaining funding commitments. As of December 31, 2018 and 2017, the Company had a 10.9% ownership interest in NQ Fund III.

The Company has committed to invest up to $20 million as a limited partner in NQ Fund IV. As of December 31, 2018, the Company has funded approximately $17.0 million and has approximately $3.0 million of remaining funding commitments. As of December 31, 2018 and 2017, the Company had a 2.5% ownership interest in NQ Fund IV.

In April 2018, the Company committed to invest up to $45 million and $5 million as a limited partner in NQ Fund V and NQ PE Fund I, respectively. As of December 31, 2018, the Company has funded approximately $13.5 million and has approximately $31.5 million of remaining funding commitments in NQ Fund V and it has funded approximately $3.8 million and has approximately $1.2 million of remaining funding commitments in NQ PE Fund I. As of December 31, 2018, the Company had a 7.9% and 5.2% ownership interest in NQ Fund V and NQ PE Fund I, respectively.

Cenduit

In May 2007, the Company and Thermo Fisher Scientific Inc. (“Thermo Fisher”) completed the formation of a joint venture, Cenduit. The Company contributed its Interactive Response Technology operations in India and the United States. Thermo Fisher contributed its Fisher Clinical Services Interactive Response Technology operations in three locations — the United Kingdom, the United States and Switzerland. Additionally, each company contributed $4 million in initial capital. The Company and Thermo Fisher each own 50% of Cenduit. Cenduit provides project related services to the Company on an as needed basis.

NostraData

In November 2015, IMS Health made a 10.25 million AUD (approximately 9 million USD) investment in NostraData for a 24% equity interest. NostraData provides data to the Company on an as needed basis.

TransMed

In August 2018, the Company made a $20 million investment in TransMed and had a 31% equity interest as of December 31, 2018.

See Note 18 for information regarding related party transactions.

Variable Interest Entities

As of December 31, 2018, the Company’s investments in unconsolidated variable interest entities (“VIEs”) and its estimated maximum exposure to loss were as follows:

(in millions)	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
NQ Fund III	$30	$37
NQ Fund IV	13	16
NQ Fund V	14	46
NQ PE Fund I	4	5
Pappas Life Science Ventures V, L.P.	1	5
	$62	$109

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

5. Derivatives

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

Service Contract Hedging and Royalty Hedging contracts are designated as hedges and are carried at fair value, with changes in the fair value recorded to AOCI. The change in fair value is reclassified from AOCI to earnings in the period in which the hedged transaction occurs. These contracts have various expiration dates through November 2019.

As of December 31, 2018, the Company had open Service Contract Hedging and Royalty Hedging contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2019 with notional amounts totaling $202 million. As of December 31, 2017, the Company had open Service Contract Hedging and Royalty Hedging contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2018. For accounting purposes these hedges are considered highly effective. As of December 31, 2018 and 2017, the Company had recorded gross unrealized gains (losses) of $5 million and ($3) million and $5 million and ($4) million, respectively, related to these contracts. Upon expiration of the hedge instruments in 2019, the Company will reclassify the unrealized holding gains and losses on the derivative instruments included in AOCI into earnings. The unrealized gains (losses) are included in other current assets and liabilities on the accompanying consolidated balance sheets as of December 31, 2018 and 2017.

Interest Rate Risk Management

The Company purchases interest rate caps and has entered into interest rate swap agreements for purposes of managing its exposure to interest rate fluctuations.

In April 2014, IMS Health purchased three United States dollar denominated interest rate caps (“2014 Caps”) with a total notional value of $1 billion at strike prices between 2% and 3%. These caps commenced at various times between April 2014 and April 2016 and expire in April 2019. The 2014 Caps are accounted for as cash flow hedges. As of December 31, 2018, only two of the 2014 Caps remain unexpired, with a notional value of $700 million. IMS Health also entered into United States dollar and Euro denominated interest rate swap agreements in April 2014 (“2014 Swaps”) to hedge interest rate exposure on notional amounts of approximately $600 million of its borrowings. The 2014 Swaps commenced between April and June 2014 and expire at various times through March 2021. As of December 31, 2018, only two of the 2014 Swaps remain unexpired, with a notional value of $432 million. On these agreements, the Company pays a fixed rate ranging from 1.6% to 2.1% and receives a variable rate of interest equal to the greater of three-month United States dollar London Interbank Offered Rate (“LIBOR”), three-month Euro Interbank Offered Rate (“EURIBOR”) or the equivalent to LIBOR, and 1%. During 2017, the 2014 Swaps ceased to be considered highly effective for accounting purposes and as such, the Company discontinued hedge accounting and prospective changes in the fair value of the Swaps are recognized in earnings.

On June 3, 2015, the Company entered into seven forward starting interest rate swaps (“2015 Swaps”) in an effort to limit its exposure to changes in the variable interest rate on its Senior Secured Credit Facilities (as defined below). Interest on the swaps began accruing on June 30, 2016, and the interest rate swaps expire at various times through March 2020. As of December 31, 2018, only four of the 2015 Swaps were still outstanding. The Company pays a fixed rate ranging from 1.9% to 2.1% and receives a variable rate of interest equal to the three-month LIBOR on these agreements.

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

On July 19, 2018, the Company entered into two forward starting interest rate swaps (“2018 Swaps”) with a total notional value of $500 million in an effort to limit its exposure to changes in the variable interest rate on its Senior Secured Credit Facilities (as defined below). Interest on the 2018 Swaps begins accruing on June 28, 2019 and the interest rate swaps expire on June 28, 2024.  The Company pays a fixed rate of 3.0% and receives a variable rate of interest equal to the three-month LIBOR on the 2018 Swaps.

The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparty, which, when they occur, are reflected as interest expense on the consolidated statements of income. These interest rate swaps will result in a total debt mix of approximately 50% fixed rate debt and 50% variable rate debt, before the additional protection arising from the interest rate caps.

Net Investment Risk Management

The Company designates its foreign currency denominated debt as a hedge of its net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the United States dollar, which is accounted for as a cash flow hedge. As of December 31, 2018, these borrowings (net of original issue discount) were €4,590 million ($5,253 million). The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the cumulative translation adjustment component of AOCI with the related offset in long-term debt. Those amounts would be reclassified from AOCI to earnings upon the sale or substantial liquidation of these net investments. The amount of foreign exchange gains related to the net investment hedge included in the cumulative translation adjustment component of AOCI for the year ended December 31, 2018 was $228 million.

The fair values of the Company’s derivative instruments and the line items on the accompanying consolidated balance sheets to which they were recorded are summarized in the following table:

		December 31, 2018			December 31, 2017
(in millions)	Balance Sheet Classification	Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$5	$3	$202	$5	$4	$282
Interest rate swaps	Other assets and liabilities	3	9	890	—	1	405
Interest rate caps	Deposits and other assets	1	—	700	1	—	700
Derivatives not designated as hedging instruments:
Interest rate swaps	Other liabilities	—	5	432	—	8	447
Total derivatives		$9	$17		$6	$13

The pre-tax effect of the Company’s cash flow hedging instruments on other comprehensive (loss) income is summarized in the following table:

	Year Ended December 31,
(in millions)	2018	2017	2016
Foreign exchange forward contracts	$(9)	$(5)	$16
Interest rate derivatives	(6)	9	8
Total	$(15)	$4	$24

The Company expects approximately $6 million of pre-tax unrealized gains related to its foreign exchange contracts and interest rate derivatives included in AOCI at December 31, 2018 to be reclassified into earnings within the next twelve months.

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

The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values at December 31, 2018 and 2017 due to their short-term nature. At December 31, 2018 and 2017, the fair value of total debt approximated $10,850 million and $10,432 million, respectively, as determined under Level 1 and Level 2 measurements for these financial instruments.

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of December 31, 2018:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$63	$—	$—	$63
Derivatives	—	9	—	9
Total	$63	$9	$—	$72
Liabilities:
Derivatives	$—	$17	$—	$17
Contingent consideration	—	—	123	123
Total	$—	$17	$123	$140

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of December 31, 2017:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$46	$—	$—	$46
Derivatives	—	6	—	6
Total	$46	$6	$—	$52
Liabilities:
Derivatives	$—	$13	$—	$13
Contingent consideration	—	—	69	69
Total	$—	$13	$69	$82

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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31:

	Contingent Consideration
(in millions)	2018	2017	2016
Balance as of January 1	$69	$18	$4
Business combinations	53	57	19
Contingent consideration paid	(24)	(4)	(4)
Revaluations included in earnings and foreign currency translation adjustments	25	(2)	(1)
Balance as of December 31	$123	$69	$18

The current portion of contingent consideration is included within accrued expenses and the long-term portion is included within other liabilities on the accompanying consolidated balance sheets. Revaluations of contingent consideration are recognized in other expense (income), net on the accompanying consolidated statements of income.

Non-recurring Fair Value Measurements

Certain assets are carried on the accompanying consolidated balance sheets at cost and are not remeasured to fair value on a recurring basis. These assets include equity investments that do not have readily determinable fair values that are assessed for impairment quarterly or annually and when a triggering event occurs, and goodwill and identifiable intangible assets that are tested for impairment annually and when a triggering event occurs. See Note 4 and 8 for additional information.

As of December 31, 2018, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled approximately $17,878 million and were identified as Level 3. These assets are comprised of cost and equity method investments of $127 million, goodwill of $11,800 million and other identifiable intangibles, net of $5,951 million.

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

Goodwill—Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets resulting from business combinations. The Company performs a qualitative analysis to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its book value. This includes a qualitative analysis of macroeconomic conditions, industry and market considerations, internal cost factors, financial performance, fair value history and other company specific events. If this qualitative analysis indicates that it is more likely than not that the estimated fair value is less than the book value for the respective reporting unit, the Company applies a two-step impairment test in which the Company determines whether the estimated fair value of the reporting unit is in excess of its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the estimated fair value of the reporting unit, the Company performs the second step of the impairment test to determine the implied estimated fair value of the reporting unit’s goodwill. The Company determines the implied estimated fair value of goodwill by determining the present value of the estimated future cash flows for each reporting unit and comparing the reporting unit’s risk profile and growth prospects to selected, reasonably similar publicly traded companies. See Note 8 for additional information.

Definite-lived Intangible Assets—If a triggering event occurs, the Company determines the estimated fair value of definite-lived intangible assets by determining the present value of the expected cash flows. See Note 8 for additional information.

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

7. Property and Equipment

The major classes of property and equipment were as follows:

	December 31,
(in millions)	2018	2017
Land, buildings and leasehold improvements	$326	$324
Equipment	521	446
Furniture and fixtures	82	81
Transportation equipment	72	72
Property and equipment, gross	1,001	923
Less accumulated depreciation	(567)	(483)
Property and equipment, net	$434	$440

Property and equipment depreciation expense was as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Depreciation expense	$125	$125	$79

8. Goodwill and Identifiable Intangible Assets

As of December 31, 2018, the Company has approximately $5,951 million of identifiable intangible assets, of which approximately $18 million, relating to a trade name, is deemed to be indefinite-lived and, accordingly, is not being amortized. Amortization expense associated with identifiable definite-lived intangible assets was as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Amortization expense	$1,016	$886	$210

Estimated amortization expense for existing identifiable intangible assets is expected to be approximately $1,052 million, $997 million, $839 million, $489 million and $405 million for the years ending December 31, 2019, 2020, 2021, 2022 and 2023, respectively. Estimated amortization expense can be affected by various factors, including future acquisitions or divestitures of service and/or licensing and distribution rights or impairments.

The following is a summary of identifiable intangible assets:

	As of December 31, 2018			As of December 31, 2017
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived identifiable intangible assets:
Client relationships and backlog	$4,620	$(863)	$3,757	$4,604	$(474)	$4,130
Trademarks, trade names and other	526	(108)	418	528	(59)	469
Databases	1,828	(823)	1,005	1,876	(468)	1,408
Software and related assets	1,279	(543)	736	927	(382)	545
Non-compete agreements	27	(10)	17	24	(3)	21
	$8,280	$(2,347)	$5,933	$7,959	$(1,386)	$6,573
Indefinite-lived identifiable intangible assets:
Trade names	$18	$—	$18	$18	$—	$18

The following is a summary of goodwill by segment for the years ended December 31, 2018 and 2017:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2016	$9,415	$1,196	$116	$10,727
Business combinations	403	178	—	581
Impairment	(40)	—	—	(40)
Impact of foreign currency fluctuations and other	570	11	1	582
Balance as of December 31, 2017	10,348	1,385	117	11,850
Business combinations	135	49	18	202
Impact of foreign currency fluctuations and other	(244)	(7)	(1)	(252)
Balance as of December 31, 2018	$10,239	$1,427	$134	$11,800

During 2017 and 2016, the Company determined there was sufficient indication that the carrying value of Encore Health Resources LLC (“Encore”) should be reviewed for impairment that resulted in recognized impairment losses of $40 million and $28 million, respectively, for declines in fair value of goodwill and identifiable intangible assets. Subsequent to the sale of Encore in 2017, there were no remaining accumulated goodwill impairment losses as of December 31, 2018 or 2017.

9. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
(in millions)	2018	2017
Compensation, including bonuses, fringe benefits and payroll taxes	$660	$656
Restructuring	74	84
Interest	45	45
Client contract related	678	565
Professional fees	91	76
Contingent consideration and deferred purchase price	90	59
Other	220	179
	$1,858	$1,664

10. Credit Arrangements

The following is a summary of the Company’s revolving credit facilities at December 31, 2018:

Facility	Interest Rates
$1,500 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 1.50% at December 31, 2018
$25 million (receivables financing facility)	LIBOR Market Index Rate (2.50% at December 31, 2018) plus 0.90%
£10 million (approximately $13 million) general banking facility	Bank’s base rate of 0.75% at December 31, 2018 plus 1%

The following table summarizes the Company’s debt at the dates indicated:

	December 31,
(dollars in millions)	2018	2017
Senior Secured Credit Facilities:
Term A Loan due 2023—U.S. Dollar LIBOR at average floating rates of 4.30%	$812	$844
Term A Loan due 2023—Euro LIBOR at average floating rates of 1.50%	416	453
Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 4.80%	535	1,188
Term B Loan due 2024—Euro LIBOR at average floating rates of 2.75%	1,346	1,423
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 4.80%	741	748
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 4.27%	945	—
Term B Loan due 2025—Euro LIBOR at average floating rates of 2.50%	664	—
Revolving Credit Facility due 2023:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of 3.91%	620	529
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	481	503
3.25% Senior Notes due 2025—Euro denominated	1,631	1,707
3.5% Senior Notes due 2024—Euro denominated	715	749
4.875% Senior Notes due 2023—U.S. Dollar denominated	800	800
Receivables financing facility due 2020—U.S. Dollar LIBOR at average floating rates of 3.40%	300	275
Principal amount of debt	11,056	10,269
Less: unamortized discount and debt issuance costs	(49)	(44)
Less: current portion	(100)	(103)
Long-term debt	$10,907	$10,122

Contractual maturities of long-term debt at December 31, 2018 are as follows:

(in millions)
2019	$100
2020	400
2021	100
2022	100
2023	2,434
Thereafter	7,922
$11,056

At December 31, 2018, there were bank guarantees totaling approximately £1.6 million (approximately $2.0 million) issued against the availability of the general banking facility with a European headquartered bank through their operations in the United Kingdom.

Senior Secured Credit Agreement and Senior Notes

2018 Financing Transactions

At December 31, 2018, the Company’s Fourth Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) provided financing through several senior secured credit facilities (collectively, the “Senior Secured Credit Facilities”) of up to approximately $6,959 million, which consisted of $6,079 million principal amounts of debt outstanding (as detailed in the table above) and $880 million of available borrowing capacity on the $1,500 million revolving credit facility that expires in 2023.

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

2017 Financing Transactions

On September 14, 2017, the Company’s wholly owned subsidiary, IQVIA Inc. (formerly Quintiles IMS Incorporated) (the “Issuer”), issued €420 million (approximately $501 million) aggregate principal amount of 2.875% senior notes due 2025 (the “2025 Notes”). The 2025 Notes, which are unsecured obligations of the Issuer, mature on September 15, 2025 and bear an interest rate of 2.875%, which is paid semi-annually on March 15 and September 15 of each year, beginning on March 15, 2018. The 2025 Notes may be redeemed prior to their final stated maturity, subject to a customary make-whole premium at any time prior to September 15, 2020 (subject to a certain customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 1.438% to 0%. On September 18, 2017, the Company amended its senior credit facility agreement (the “No. 2 Amendment”) to provide for an incremental term B loan of $750 million and to increase the facility’s restricted payment capacity, specifically an increase to the total net leverage ratio conditions for unlimited restricted investments from 4.25-to-1.00 to 4.50-to-1.00 and for dividends and distributions from 4.00-to-1.00 to 4.50-to-1.00. The new term B loan will mature in 2025 and bear a floating interest rate of LIBOR plus 2.00% per year.

On March 7, 2017, the Company refinanced all of its term B loans due 2021—U.S. dollar denominated (approximately $1,700 million) and its term B loans due 2021—Euro denominated (approximately $765 million) with an extended and repriced term B loan facility due in 2024 for an aggregate principal amount of approximately $2,479 million comprised of $1,200 million U.S. dollar denominated term B loans and €1,200 million ($1,279 million) Euro denominated term B loans. The U.S. dollar denominated term B loans bear interest based on the U.S. Dollar LIBOR with a floor of 0.75%, plus a margin of 2.00%. The Euro denominated term B loans bear interest based on the Euro LIBOR with a floor of 0.75%, plus a margin of 2.00%. In connection with this refinancing, the Company recognized a $3 million loss on extinguishment of debt, which includes fees and related expenses.

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

The net proceeds from the offering of the 2025 Notes and the No. 2 Amendment were used to refinance certain indebtedness, including the redemption of the outstanding 4.125% Euro denominated senior notes due 2023 (the “4.125% Notes”), to pay down the revolving credit facility, to pay fees and expenses related to the offering of the 2025 Notes and the No. 2 Amendment and for other general corporate purposes, including the repurchase of the Company’s common stock and acquisitions. In connection with this refinancing, the Company recognized a $16 million loss on extinguishment of debt, which includes the 4.125% Notes make-whole premium.

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

On December 5, 2014, the Company entered into a four-year arrangement to securitize certain of its accounts receivable. Under the receivables financing facility, certain of the Company’s accounts receivable are sold on a non-recourse basis by certain of its consolidated subsidiaries to another of its consolidated subsidiaries, a bankruptcy-remote special purpose entity (“SPE”). The SPE obtained a term loan and revolving loan commitment from a third-party lender, secured by liens on the assets of the SPE, to finance the purchase of the accounts receivable, which includes a $275 million term loan and a $25 million revolving loan commitment. The revolving loan commitment may be increased by an additional $35 million as amounts are repaid under the term loan. The Company has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under the receivables financing facility. The assets of the SPE are not available to satisfy any of the Company’s obligations or any obligations of its subsidiaries. As of December 31, 2018, no additional amounts of revolving loans were available under the receivables financing facility.

Restrictive Covenants

The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the Credit Agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the Credit Agreement, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. At December 31, 2018, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.

11. Leases

The Company leases facilities under operating leases, many of which contain renewal and escalation clauses. The Company also leases certain equipment and motor vehicles under operating leases. The leases expire at various dates through 2029 with options to cancel certain leases at various intervals. Rental expenses under these agreements were $197 million, $197 million and $127 million in 2018, 2017 and 2016, respectively.

The following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2018:

(in millions)	Operating Leases
2019	$167
2020	136
2021	108
2022	90
2023	69
Thereafter	119
Total minimum lease payments	$689

12. Contingencies

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

13. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued and outstanding as of December 31, 2018 or 2017.

Equity Repurchase Program

On October 30, 2013, the Company’s Board of Directors (the “Board”) approved an equity repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $125 million of either the Company’s common stock or vested in-the-money employee stock options, or a combination thereof. The Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of its common stock by $600 million, $1.5 billion, $2 billion and $1.5 billion in 2015, 2016, 2017 and 2018, respectively, which increased the total amount that has been authorized under the Repurchase Program to $5.725 billion. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it may be modified, extended, suspended or discontinued at any time.

As of December 31, 2018, the Company has remaining authorization to repurchase up to $285 million of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program. On February 13, 2019, the Board authorized an increase in the post-merger share repurchase authorization by $2.0 billion, resulting in approximately $2.3 billion remaining authorization.

2018 Offerings

In November 2018, the Company completed an underwritten secondary public offering of 6,000,000 shares of its common stock held by certain of the Company’s principal stockholders (the “November 2018 Selling Stockholders”), of which the Company repurchased 2,000,000 shares for an aggregate purchase price of approximately $247 million. The Company did not offer any stock in this transaction and did not receive any proceeds from the sale of the shares by the November 2018 Selling Stockholders. Pursuant to an agreement with the underwriter, the Company’s per-share purchase price for repurchased shares was the same as the per-share purchase price payable by the underwriter to the November 2018 Selling Stockholders.

In June 2018, the Company completed an underwritten secondary public offering of 12,000,000 shares of its common stock held by certain of the Company’s principal stockholders (the “June Selling Stockholders”), of which the Company repurchased 4,000,000 shares for an aggregate purchase price of approximately $412 million. The Company did not offer any stock in this transaction and did not receive any proceeds from the sale of the shares by the June Selling Stockholders. Pursuant to an agreement with the underwriter, the Company’s per-share purchase price for repurchased shares was the same as the per-share purchase price payable by the underwriter to the June Selling Stockholders.

2017 Offerings

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

Other Equity Repurchases

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

Summary

Below is a summary of the share repurchases made both under and outside of the Repurchase Program:

	Year Ended December 31,
(in millions, except per share data)	2018	2017	2016
Number of shares of common stock repurchased	12.6	30.9	14.3
Aggregate purchase price	$1,396	$2,620	$1,098
Average price per share	$111.23	$84.80	$76.57

Non-controlling Interests

The Company contributed businesses to a joint venture with Quest Diagnostics Incorporated (“Quest”) that was recorded at book value (carryover basis) because the Company owns 60% of the joint venture and maintains control of these businesses. As a result, Quest’s non-controlling interest in the joint venture, referred to as Q2 Solutions, is equal to 40%. Quest’s non-controlling interest was $240 million at December 31, 2018. During the year ended December 31, 2018, Q2 Solutions distributed dividends of $41 million to Quest and received a $10 million contribution from Quest to fund ongoing operational and strategic activities.

14. Business Combinations

IMS Health

On October 3, 2016, pursuant to the terms of the Merger Agreement, IMS Health merged with and into Quintiles, with Quintiles continuing as the Surviving Corporation. The combination of Quintiles and IMS Health capabilities and resources creates an information and technology enabled healthcare service provider with a full suite of end-to-end clinical and commercial offerings. The Merger was accounted for as a business combination with Quintiles considered the accounting and the legal acquirer. Immediately prior to the completion of the Merger, Quintiles reincorporated as a Delaware corporation. The Surviving Corporation changed its name to Quintiles IMS Holdings, Inc. At the effective time of the Merger, IMS Health common stock was automatically converted into 0.3840 of a share of the Company’s common stock. In addition, IMS Health equity awards held by current employees and certain members of the former IMS Health board of directors were converted into the Company’s equity awards after giving effect to the exchange ratio. The terms of these awards, including vesting provisions, are substantially consistent to those of the historical IMS Health equity awards. All of the Company’s and IMS Health’s performance units outstanding at the date of the Merger were converted into restricted stock units with service based vesting requirements. The merger consideration was approximately $10.4 billion (based on the closing price of the Company’s common stock on October 3, 2016), and consisted of the fair value of the Company’s common stock issued (approximately 126.6 million shares) in exchange for the IMS Health common stock as well as the fair value of the vested portion of the converted IMS Health equity awards. The Merger-date value of former IMS Health stock-based awards was valued using the Black-Scholes-Merton model and apportioned between Merger consideration (purchase price) and unearned compensation to be recognized in expense as earned in future periods based on remaining service periods. In connection with the IMS Health acquisition, the Company recorded goodwill, primarily attributable to the assembled workforce of IMS Health and the expected synergies, which was assigned to the Technology & Analytics Solutions segment ($9,688 million), the Research & Development Solutions segment ($533 million) and the Contract Sales & Medical Solutions segment ($67 million). The goodwill is not deductible for income tax purposes.

The following table summarizes the estimated fair value of the net assets acquired at the date of the acquisition:

(in millions)	IMS Health
Assets acquired:
Cash and cash equivalents	$2,031
Accounts receivable and unbilled services	528
Prepaid expenses	85
Other current assets	145
Property and equipment	247
Goodwill	10,288
Other identifiable intangibles	6,435
Deferred income tax asset – long-term	25
Other long-term assets	71
Liabilities assumed:
Accounts payable and accrued expenses	(700)
Unearned income	(175)
Current portion of long-term debt	(88)
Other current liabilities	(45)
Long-term debt, less current portion	(6,070)
Deferred income tax liability – long-term	(2,104)
Other long-term liabilities	(248)
Net assets acquired	$10,425

The other identifiable intangible assets consisted of the following:

(in millions)	IMS Health
Client relationships	$3,960
Trade names	385
Databases	1,820
Software	270
Total other identifiable intangibles	$6,435
Amortized over a weighted average useful life (in years)	18

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

Unaudited Pro Forma Information

The following unaudited pro forma information presents the financial results as if the acquisition of IMS Health had occurred on January 1, 2016 with pro forma adjustments to give effect to (i) an increase in depreciation and amortization expense for fair value adjustments of property, plant and equipment and intangible assets, (ii) an increase in stock-based compensation expense resulting from the exchange of the vested IMS Health equity awards for the Company’s equity awards and (iii) the related income tax effects. The pro forma results do not include any cost synergies, costs or other effects pertaining to the integration of IMS Health. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred for the periods presented below had the IMS Health acquisition been completed on January 1, 2016, nor are they indicative of the future operating results of the Company.

The following table summarizes the pro forma results:

(in millions, except earnings per share)	Year Ended December 31, 2016
Total revenues	$9,235
Net loss attributable to IQVIA Holdings Inc.	$(1)
Earnings per share attributable to common stockholders:
Basic	$—
Diluted	$—

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

Other Acquisitions

The Company also completed a number of individually immaterial acquisitions during the year ended December 31, 2018. The Company’s assessment of fair value and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The accompanying consolidated financial statements include the results of the acquisitions subsequent to each respective closing date.

The following table provides certain financial information for these individually immaterial acquisitions, including the preliminary allocations of the purchase prices to certain tangible and intangible assets acquired and goodwill:

(in millions)	Amortization Period	2018	2017
Total cost of acquisitions, net of cash acquired(1)		$372	$923
Amounts recorded in the Consolidated Balance Sheets:
Goodwill		$202	$581
Portion of goodwill deductible for income tax purposes		15	235
Intangible assets:
Client relationships	8-14 years	$126	$285
Backlog	2 years	10	15
Non-compete agreements	3-5 years	4	14
Software	1-6 years	44	61
Trade names	2-10 years	8	17
Total intangible assets		$192	$392
(1)

Total cost of acquisitions, net of cash acquired, includes contingent consideration and deferred purchase payments of $63 million and $69 million for the years ended December 31, 2018 and 2017, respectively.

15. Restructuring

From time to time, the Company takes restructuring actions to adapt to changing market conditions. These actions include closing facilities, consolidating functional activities, eliminating redundant positions, aligning resources with customer requirements and taking actions to improve process efficiencies. There were restructuring plans approved in each of 2018, 2017 and 2016 for these activities. Additionally, in 2016, the Company also acquired certain restructuring plans.

The 2018 management approved plans resulted in approximately $68 million of restructuring expense, net of reversals, which consisted of severance, facility closure costs and other exit-related costs. The 2017 management approved plans resulted in approximately $61 million of restructuring expense, net of reversals, which consisted of severance, facility closure costs and other exit-related costs. The 2016 management approved plans resulted in approximately $33 million of restructuring expense, net of reversals, which consisted of severance, facility closure costs and other exit-related costs.

The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs	Exit Costs	Total
Balance at December 31, 2016	$99	$3	$102
Expense, net of reversals	59	4	63
Payments	(77)	(4)	(81)
Foreign currency translation and other	(1)	1	—
Balance at December 31, 2017	80	4	84
Expense, net of reversals	45	23	68
Payments	(76)	(6)	(82)
Foreign currency translation and other	(2)	6	4
Balance at December 31, 2018	$47	$27	$74

The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects the majority of the restructuring accruals at December 31, 2018 will be paid in 2019.

16. Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act is comprehensive legislation that includes provisions that lower the federal corporate income tax rate from 35% to 21% beginning in 2018 and imposes a one-time transition tax on undistributed foreign earnings. ASC 740 “Income Taxes” generally requires the effects of the tax law change to be recorded in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date to address ongoing guidance and tax interpretations.  Subsequent changes to provisional amounts are reported in income tax expense in the period in which they are determined. The Company recognized the tax impacts related to the transition tax on undistributed foreign earnings and the impact to deferred tax assets and liabilities and included these provisional amounts based on reasonable estimates in its consolidated financial statements for the year ended December 31, 2017. After further analysis of regulatory guidance and available elections, in the third quarter of 2018, the Company decided to utilize net operating losses against the 2017 transition tax and preserve foreign tax credits for future use. Accordingly, the Company recorded a $27 million provisional benefit related to the transition tax. During the fourth quarter, the Company completed the accounting for SAB 118 which resulted in a full year benefit of $35 million, inclusive of the $27 million provisional benefit recorded in the third quarter, related to the transition tax. This benefit of $35 million reduced the effective tax rate by 10.7 percentage points for the year ended December 31, 2018

The U.S. Treasury Department has also released proposed regulations related to the business interest expense limitations, foreign tax credit guidance, BEAT, GILTI and transition tax provisions of the Tax Act. This proposed guidance is not authoritative and is subject to change in the regulatory review process. The Company has considered these proposed regulations in its effective income tax rate for the year ended December 31, 2018. As these proposed regulations are finalized, the guidance may have an impact on our effective income tax rate.

The components of income before income taxes and equity in earnings (losses) of unconsolidated affiliates are as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Domestic	$(521)	$(527)	$(125)
Foreign	849	821	541
	$328	$294	$416

The components of income tax expense attributable to continuing operations are as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Current expense:
Federal and state	$17	$(3)	$64
Foreign	233	222	129
	250	219	193
Deferred (benefit) expense:
Federal and state	(170)	(1,167)	151
Foreign	(21)	(44)	(19)
	(191)	(1,211)	132
	$59	$(992)	$325

As a result of the Tax Act, the Company recorded a provisional deferred tax benefit of $966 million related to the revaluation of deferred taxes at the newly enacted 21% rate and reversal of the deferred tax liability on undistributed earnings net of the newly enacted transition tax for the year ended December 31, 2017. The Company finalized its accounting for SAB 118 in the fourth quarter of 2018 and recorded a full year benefit of $35 million.

The differences between the Company’s consolidated income tax expense attributable to continuing operations and the expense computed at the United States statutory income tax rate of 21% in 2018 and 35% in both 2017 and 2016 were as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Federal income tax expense at statutory rate	$69	$103	$146
State and local income taxes, net of federal effect	(2)	(14)	(1)
Research and development	(20)	(9)	(11)
Foreign nontaxable interest income	—	(7)	(8)
United States taxes recorded on foreign earnings(*)	40	6	252
Tax contingencies	16	17	2
Foreign Derived Intangible Income (“FDII”)	(25)	—	—
Foreign rate differential	27	(97)	(58)
Equity compensation	(8)	(19)	—
Tax Act impact	(35)	(966)	—
Other	(3)	(6)	3
	$59	$(992)	$325

(*) Includes impact of GILTI, and other U.S. taxes on foreign earnings.

In 2018 the Company recorded a $35 million benefit related to finalizing the accounting related to SAB 118. Additionally, in 2018 the Company recorded a benefit of $25 million related to FDII, as well as a tax expense of $35 million related to GILTI, as a result of the new provisions of the Tax Act. Based on proposed guidance as of December 31, 2018 the Company determined that the provisions of BEAT and business interest expense limitation were not applicable.

In 2017, due to the Tax Act, the Company revalued its U.S. deferred tax assets and liabilities and recorded a benefit to deferred income taxes of $966 million.

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

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $3,548 million at December 31, 2018. With the enactment of the Tax Act, the Company does not consider any of its foreign earnings as indefinitely reinvested.

The income tax effects of temporary differences from continuing operations that give rise to significant portions of deferred income tax assets (liabilities) are presented below:

	December 31,
(in millions)	2018	2017
Deferred income tax assets:
Net operating loss and capital loss carryforwards	$244	$278
Tax credit carryforwards	300	170
Accrued expenses and unearned income	70	80
Employee benefits	181	189
Other	51	82
	846	799
Valuation allowance for deferred income tax assets	(226)	(200)
Total deferred income tax assets	620	599
Deferred income tax liabilities:
Undistributed foreign earnings	(15)	(21)
Amortization and depreciation	(1,209)	(1,334)
Other	(23)	(30)
Total deferred income tax liabilities	(1,247)	(1,385)
Net deferred income tax liabilities	$(627)	$(786)

During 2018 the deferred tax liabilities decreased mainly due to amortization of intangibles due to the Merger.

The Company had federal, state and local, and foreign tax loss carryforwards and tax credits, the tax effect of which was $576 million as of December 31, 2018. Of this amount, $31 million has an indefinite carryforward period, and the remaining $545 million expires at various times beginning in 2019. Some of the federal losses are subject to limitations under the Internal Revenue Code, however, management expects these losses to be utilized during the carryforward periods.

In 2018, the Company increased its valuation allowance by $26 million to $226 million at December 31, 2018 from $200 million at December 31, 2017. The valuation allowance increased primarily due to current year branch basket foreign tax credits that the Company has determined are not more likely than not to be used before their expiration. The valuation allowance also increased due to an increase in the value of the U.S. state net operating losses.

A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits is presented below:

	Year Ended December 31,
(in millions)	2018	2017	2016
Balance at January 1	$82	$64	$30
IMS Health balance as of Merger	—	—	37
Additions based on tax positions related to the current year	4	11	3
Additions for income tax positions of prior years	26	13	7
Impact of changes in exchange rates	(2)	4	(3)
Settlements with tax authorities	(2)	(2)	—
Reductions for income tax positions of prior years	—	(2)	(1)
Reductions due to the lapse of the applicable statute of limitations	(14)	(6)	(9)
Balance at December 31	$94	$82	$64

As of December 31, 2018, the Company had total gross unrecognized income tax benefits of $94 million associated with over 100 jurisdictions in which the Company conducts business that, if recognized, would reduce the Company’s effective income tax rate.

The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of income. In 2018, 2017 and 2016, the amount of interest and penalties recorded as an addition/(reduction) to income tax expense in the accompanying consolidated statements of income was $0, $3 million and $2 million, respectively. As of December 31, 2018 and 2017, the Company had accrued approximately $16 million and $18 million, respectively, of interest and penalties.

The Company believes that it is reasonably possible that a decrease of up to $8 million in gross unrecognized income tax benefits for federal, state and foreign exposure items may be necessary within the next 12 months due to lapse of statutes of limitations or uncertain tax positions being effectively settled. The Company believes that it is reasonably possible that a decrease of up to $14 million in gross unrecognized income tax benefits for foreign items may be necessary within the next 12 months due to payments. For the remaining uncertain income tax positions, it is difficult at this time to estimate the timing of the resolution.

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

United States	2015-2017
India	2006-2018
Japan	2013-2017
United Kingdom	2017
Switzerland	2014-2017

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

17. Employee Benefit Plans

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

The following table summarizes changes in the benefit obligation, the plan assets and the funded status of the pension benefit plans:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31
(in millions)	2018	2017	2018	2017
Obligation and funded status:
Change in benefit obligation:
Projected benefit obligation at beginning of year	$349	$308	$559	$508
Service costs	13	13	26	26
Interest cost	12	11	9	9
Actuarial (gains) losses	(30)	25	(29)	(2)
Business combinations	—	—	1	—
Benefits paid	(9)	(8)	(21)	(21)
Contributions	—	—	2	1
Amendments	—	—	2	—
Curtailments	—	—	(3)	—
Settlements	—	—	(12)	(4)
Foreign currency fluctuations and other	—	—	(21)	42
Projected benefit obligation at end of year	335	349	513	559
Change in plan assets:
Fair value of plan assets at beginning of year	360	312	391	348
Actual return on plan assets	(24)	53	(2)	17
Contributions	3	3	29	21
Benefits paid	(9)	(8)	(21)	(21)
Settlements	—	—	(11)	(4)
Foreign currency fluctuations and other	—	—	(20)	30
Fair value of plan assets at end of year	330	360	366	391
Funded status	$(5)	$11	$(147)	$(168)

The following table summarizes the amounts recognized in the consolidated balance sheets related to the pension benefit plans:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31
(in millions)	2018	2017	2018	2017
Deposits and other assets	$36	$55	$17	$15
Accrued expenses	2	2	11	8
Other long-term liabilities	38	42	153	175
AOCI	11	33	7	(3)

At December 31, 2018, the benefit obligation for other postretirement benefits was $2 million, with $1 million recorded in accrued expenses and $1 million included within other long-term liabilities; and the amount recognized in AOCI was $1 million.

The following table summarizes the accumulated benefit obligation for all pension benefit plans:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31
(in millions)	2018	2017	2018	2017
Accumulated benefit obligation	$330	$343	$476	$507

The following table provides the information for pension plans with an accumulated benefit obligation in excess of plan assets and projected benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31
(in millions)	2018	2017	2018	2017
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$43	$45	$189	$442
Fair value of plan assets	3	3	59	301
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$43	$46	$223	$492
Fair value of plan assets	3	3	59	309

The components of net periodic benefit cost changes in plan assets and benefit obligations recognized in other comprehensive loss were as follows:

	Pension Benefits
	United States Plans			Non-United States Plans
	Year Ended December 31,
(in millions)	2018	2017	2016	2018	2017	2016
Service cost	$13	$13	$4	$26	$26	$18
Interest cost	12	11	3	9	9	5
Expected return on plan assets	(27)	(24)	(6)	(15)	(14)	(6)
Amortization of actuarial losses	—	—	—	1	1	1
Curtailment gain	—	—	—	(3)	—	—
Settlement gain	—	—	—	(1)	—	—
Net periodic benefit cost	(2)	—	1	17	22	18
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Actuarial loss (gain) – current years	22	(4)	(29)	(15)	(4)	(5)
Prior service cost - current year	—	—	—	2	—	—
Curtailment gain - current year	—	—	—	3	—	—
Settlement gain - current year	—	—	—	1	—	—
Amortization of actuarial losses	—	—	—	(1)	(1)	(1)
Total recognized in other comprehensive loss (income)	22	(4)	(29)	(10)	(5)	(6)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$20	$(4)	$(28)	$7	$17	$12

All components of net periodic benefit cost other than service cost are recorded in other expense (income), net on the accompanying consolidated statements of income.

On October 26, 2018, the High Court of the United Kingdom issued a judgement relating to Guaranteed Minimum Pensions (“GMPs”) in the Lloyds case. The judgement concluded the schemes should be amended to equalize pension benefits for men and women in relation to guaranteed minimum pension benefits. A preliminary assessment by the Company’s actuarial advisors estimated an impact of approximately $1.7 million between the two United Kingdom pension schemes, which has been recognized in AOCI as a prior service cost in 2018.

The components of other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) related to the other postretirement benefits plan were $(1) million for the year ended December 31, 2018, and de minimis for the years ended December 31, 2017 and 2016. In addition, the amounts in AOCI that are expected to be recognized as components of net periodic benefit cost (credit) during 2019 for pension and other postretirement benefit plans are de minimis.

Assumptions

The weighted average assumptions used to determine net periodic benefit cost were as follows for the years ended December 31:

	Pension Benefits						Other Postretirement Benefits
	United States Plans			Non-United States Plans
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate	3.69%	4.17%	3.62%	1.91%	1.89%	1.88%	2.90%	2.90%	2.40%
Rate of compensation increases	3.00%	3.00%	3.00%	4.54%	5.17%	5.27%	—	—	—
Expected return on plan assets	7.69%	7.94%	7.94%	4.17%	4.16%	4.26%	—	—	—

The weighted average assumptions used to determine benefit obligations were as follows at December 31:

	Pension Benefits				Other Postretirement Benefits
	United States Plans		Non-United States Plans
	2018	2017	2018	2017	2018	2017
Discount rate	4.42%	3.69%	1.98%	1.90%	3.80%	2.90%
Rate of compensation increases	3.00%	3.00%	3.20%	4.54%	—	—

The discount rate represents the interest rate used to determine the present value of the future cash flows currently expected to be required to settle the Company’s defined benefit plan obligations. The discount rates are derived using weighted average yield curves on AA-rated corporate bonds. The cash flows from the Company’s expected benefit obligation payments are then matched to the yield curve to derive the discount rates. At December 31, 2018, the discount rate ranged from 3.80% to 4.46% for the Company’s United States pension plan and postretirement benefit plan. At December 31, 2018, the discount rate ranged from 2.32% to 2.90% for the Company’s United Kingdom pension plans. The United States and United Kingdom plans represent approximately 74% of the consolidated benefit obligation as of December 31, 2018. The discount rates in other non-U.S. countries ranged from 0.49% to 16.31% at December 31, 2018.

The Company’s assumption for the expected return on plan assets was determined by the weighted average of the long-term expected rate of return on each of the asset classes invested as of the balance sheet date. For plan assets invested in government bonds, the expected return was based on the yields on the relevant indices as of the balance sheet date. There is considerable uncertainty for the expected return on plan assets invested in equity and diversified growth funds. The expected rate of return on plan assets for the United States pension plans was 7.75% at January 1, 2019. Outside the United States, the range of applicable expected rates of return was 1.0% to 7.22% as of January 1, 2019, compared to 1.0% to 6.46% as of January 1, 2018. The expected return on assets (“EROA”) was $42 million and $38 million and the actual return on assets was ($26) million and $70 million for the years ended December 31, 2018 and 2017, respectively.

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

At December 31, 2018, the Company’s health care cost trend rate for the next seven years was assumed to be 6.0% and the assumed ultimate cost trend rate was 5%. The Company assumed that ultimate cost trend rate is reached in 2021.

Assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates at December 31, 2018 would have a de minimis effect on the total of service and interest cost and on the accumulated postretirement benefit obligation.

Plan Assets

The Company’s pension plan weighted average asset allocations, by asset category, were as follows:

	Plan Assets at December 31,
	United States Plans		Non-United States Plans		Total
Asset Category	2018	2017	2018	2017	2018	2017
Equity securities	67.58%	69.86%	45.22%	47.92%	55.83%	58.44%
Debt securities	27.34	25.21	16.18	14.65	21.48	19.71
Real estate	5.08	4.93	—	—	2.41	2.36
Other	—	—	38.60	37.43	20.28	19.49
Total	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%

The target asset allocation for the Company’s pension plans were as follows:

Asset Category	United States Plans	Non-United States Plans	Total
Equity securities	60-80%	35-50%	45-65%
Debt securities	20-30%	10-20%	10-30%
Real estate	0-10%	—%	0-5%
Other	—%	30-45%	10-30%

The following table summarizes United States plan assets measured at fair value:

	December 31, 2018			December 31, 2017
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in millions)
Domestic equities	$31	$—	$31	$37	$—	$37
International equities	13	—	13	23	—	23
Corporate bonds	54	—	54	53	—	53
Real estate	16	—	16	18	—	18
Total assets in the fair value hierarchy	114	—	114	131	—	131
Common/collective trusts measured at net asset value (“NAV”)(1)	—	—	216	—	—	229
Total	$114	$—	$330	$131	$—	$360

The following table summarizes non-United States plan assets measured at fair value:

	December 31, 2018			December 31, 2017
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in millions)
International equities	$2	$53	$55	$—	$66	$66
Debt issued by national, state or local government	2	57	59	2	55	57
Diversified growth fund	—	—	—	—	17	17
Investments funds	—	8	8	—	7	7
Insurance contracts	—	136	136	—	141	141
Other	—	5	5	—	7	7
Total assets in the fair value hierarchy	4	259	263	2	293	295
Assets measured at NAV(1)	—	—	103	—	—	96
Total	$4	$259	$366	$2	$293	$391
(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above plan asset tables are intended to permit reconciliation of the fair value of plan assets in the fair value hierarchy to the plan asset amounts presented in the above funded status table as of December 31, 2018 and 2017.

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

Investment Policies and Strategies

The Company invests primarily in a diversified portfolio of equity and debt securities that provide for long-term growth within reasonable and prudent levels of risk. The asset allocation targets established by the Company are strategic and applicable to the plan’s long-term investing horizon. The portfolio is constructed and maintained to provide adequate liquidity to meet associated liabilities and minimize long-term expense and provide prudent diversification among asset classes in accordance with the principles of modern portfolio theory. The plan employs a diversified mix of actively managed investments around a core of passively managed index exposures in each asset class. Within each asset class, rapid market shifts, changes in economic conditions or an individual fund manager’s outlook may cause the asset allocation to fall outside the prescribed targets. The majority of the Company’s plan assets are measured quarterly against benchmarks established by the Company’s investment advisors and the Company’s Asset Management Committee, who review actual plan performance and have the authority to recommend changes as deemed appropriate. Assets are rebalanced periodically to their strategic targets to maintain the plan’s strategic risk/reward characteristics. The Company periodically conducts asset liability modeling studies to ensure that the investment strategy is aligned with the obligations of the plans and that the assets will generate income and capital growth to meet the cost of current and future benefits that the plans provide. The pension plans do not have investments in Company stock at December 31, 2018 or 2017.

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

Cash Flows

Contributions

The Company expects to contribute approximately $25 million in required contributions to its pension and postretirement benefit plans during 2019. The Company may make additional contributions into its pension plans in 2019 depending on, among other factors, how the funded status of those plans change or in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts the Company may deem to be appropriate.

Estimated future benefit payments and subsidy receipts

The following benefit payments (net of expected participant contributions) for pension benefits are expected to be paid as follows:

(in millions)	Pension Benefits
2019	$33
2020	33
2021	36
2022	38
2023	40
Years 2024 through 2028	234
$414

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

In the United States, the Company has a 401(k) plan under which the Company matches employee deferrals at varying percentages and specified limits of the employee’s salary. In 2018, 2017 and 2016, the Company expensed $49 million, $47 million and $39 million, respectively, related to matching contributions.

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

Plans Accounted for as Postretirement Benefits

The Company provides certain executives with postretirement medical, dental and life insurance benefits. These benefits are individually negotiated arrangements in accordance with their individual employment arrangements. The above tables do not include the Company’s expense or obligation associated with providing these benefits. The obligation related to these benefits was approximately $11 million as of December 31, 2018, and the Company’s expense for the year then ended was de minimis.

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

In April 2017, the Company’s 2017 Incentive and Stock Award Plan (the “2017 Plan”) was approved by the Company’s stockholders. The 2017 Plan consolidates the unused share pools under the Company’s 2014 Incentive and Stock Award Plan (the “2014 Plan”), the Company’s 2013 Stock Incentive Plan (the “2013 Plan”), the Company’s 2010 Equity Incentive Plan (the “2010 Plan”) and the Company’s 2008 Stock Incentive Plan (the “2008 Plan”), and together with the 2010 Plan, the 2013 Plan and the 2014 Plan (the “Prior Plans”), makes shares underlying outstanding awards granted under (but not ultimately delivered) the Prior Plans eligible for use in connection with new awards under the 2017 Plan.  The 2017 Plan provides for the grant of stock options, SARs, restricted and deferred stock (including RSUs), performance awards, dividend equivalents, other stock-based awards and cash-based awards.

The fair value of stock options and SARs is estimated using the Black-Scholes-Merton option-pricing model. The fair value of restricted stock and RSUs is based on the closing market price of the Company’s common stock on the date of grant. The fair value of the performance shares related to compound annual earnings per share (“EPS”) growth and/or other internal performance measures is equal to the closing market price of the Company’s common stock on the date of grant. The fair value of performance shares related to relative total shareholder return (“TSR”) is determined based on a Monte Carlo simulation model.

The Company recognized stock-based compensation expense of $113 million, $106 million and $80 million in 2018, 2017 and 2016, respectively. Stock-based compensation expense is included in selling, general and administrative expenses on the accompanying consolidated statements of income. The associated future income tax benefit recognized was $19 million, $21 million and $24 million in 2018, 2017 and 2016, respectively. As of December 31, 2018, there was approximately $102 million of total unrecognized stock-based compensation expense related to outstanding non-vested stock-based compensation arrangements, which the Company expects to recognize over a weighted average period of 1.00 years.

As of December 31, 2018, there were 12.1 million shares available for future grants under all of the Company’s stock incentive plans.

The Company used the following assumptions when estimating the value of the stock-based compensation for stock options and SARs issued as follows:

	Year Ended December 31,
	2018	2017	2016
Expected volatility	22 – 24%	22 – 25%	20 – 30%
Weighted average expected volatility	22%	24%	28%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	1.0 – 6.7	1.0 – 6.9	0.3 – 6.6
Risk-free interest rate	2.05 – 3.00%	1.16 – 2.32%	0.32 – 2.19%

Stock Options

The option price is determined by the Board at the date of grant and the options expire 10 years from the date of grant. The vesting schedule for options granted to employees is either (i) 25% per year beginning on the first anniversary of the date of grant; or (ii) 33% on the third anniversary of the date of grant and 67% on the fourth anniversary of the date of grant.

The Company’s stock option activity in 2018 is as follows:

(in millions, except number of options and exercise price)	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,080,632	$33.97	$261
Exercised	(1,462,818)	32.88
Canceled	(43,590)	63.44
Outstanding at December 31, 2018	2,574,224	$34.09	$211

The weighted average fair value per share of the options granted in 2016 was $17.91. The total intrinsic value of options exercised was approximately $117 million, $157 million and $155 million in 2018, 2017 and 2016, respectively. The Company received cash of approximately $48 million, $102 million and $101 million in 2018, 2017 and 2016, respectively, from options exercised.

Selected information regarding the Company’s stock options as of December 31, 2018 is as follows:

Options Outstanding						Options Exercisable
Number of Options	Exercise Price Range			Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Number of Options	Weighted Average Exercise Price
599,966	$8.34	—	$15.11	$10.64	1.76	599,966	$10.64
589,373	17.11	—	26.05	22.72	2.09	589,373	22.72
534,537	28.13	—	40.00	31.68	3.48	534,537	31.68
597,416	44.45	—	64.67	57.91	6.13	468,928	56.24
252,932	$64.86	—	$77.11	$65.06	6.19	174,032	$64.92

The weighted average remaining contractual life of the options outstanding and exercisable as of December 31, 2018 is 3.6 years and 3.4 years, respectively. The total aggregate intrinsic value of the exercisable stock options and the stock options expected to vest as of December 31, 2018 was approximately $211 million.

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

The Company’s SSR activity in 2018 is as follows:

(in millions, except number of SSRs and exercise price)	Number of SSRs	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,924,770	$72.47	$74
Granted	1,787,168	96.13
Exercised	(328,210)	71.42
Canceled	(228,200)	86.22
Outstanding at December 31, 2018	4,155,528	$81.97	$142

The total intrinsic value of SSRs exercised was approximately $13 million in 2018.

The weighted average remaining contractual life of the SSRs outstanding and exercisable as of December 31, 2018 is 8.2 years and 7.1 years, respectively. The total aggregate intrinsic value of the exercisable SSRs and the SSRs expected to vest as of December 31, 2018 was approximately $139 million.

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

The Company’s CSR activity in 2018 is as follows:

(in millions, except number of CSRs and grant price)	Number of CSRs	Weighted Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2017	337,115	$53.87	$15
Granted	15,716	95.23
Exercised	(95,300)	48.31
Canceled	(10,134)	69.92
Outstanding at December 31, 2018	247,397	$57.98	$14

As of December 31, 2018, 2017 and 2016, the weighted average fair value per share of the CSRs granted was $66.92, $52.53 and $34.25, respectively. The Company paid approximately $5 million, $4 million and $2 million to settle exercised CSRs in 2018, 2017 and 2016, respectively.

The weighted average remaining contractual life of the CSRs outstanding and exercisable as of December 31, 2018 is 5.6 years and 5.0 years, respectively. The total aggregate intrinsic value of the exercisable CSRs and the CSRs expected to vest as of December 31, 2018 was approximately $14 million.

Restricted Stock Units – Stock Settled

The Company’s RSUs will settle in shares of the Company’s common stock within 45 days of the applicable vesting date. In general, RSUs granted to employees vest either (i) 25% per year beginning on the first anniversary of the date of grant; (ii) one-third per year beginning on the first anniversary of the grant date; (iii) 33% on the third anniversary of the date of grant and 67% on the fourth anniversary of the date of grant or (iv) 100% at the end of the three-year period following the grant date. Members of the Company’s board of directors receive RSUs that are fully vested when granted.

The Company’s RSU activity in 2018 is as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2017	1,097,708	$76.71
Granted	160,462	101.16
Vested	(799,011)	77.49
Canceled	(73,701)	85.46
Outstanding at December 31, 2018	385,458	$83.60

As of December 31, 2018, there are 385,458 RSUs outstanding with an intrinsic value of approximately $45 million.

Restricted Stock Units – Cash Settled

The Company’s cash settled RSUs (“Cash RSUs”) require the Company to settle in cash an amount equal to the fair value of the Company’s common stock on the vest date multiplied by the number of vested Cash RSUs. These awards vest 100% at the end of the three-year period following the date of grant.

The Company’s Cash RSU activity in 2018 is as follows:

	Number of Cash RSUs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2017	9,015	$95.98
Granted	5,260	95.23
Canceled	(914)	81.04
Outstanding at December 31, 2018	13,361	$96.70

As of December 31, 2018, there are 13,361 Cash RSUs outstanding with an intrinsic value of approximately $1.6 million.

Restricted Stock Awards

Restricted stock awards (“RSAs”) vest either (i) in equal increments of 50% on each of the second and fourth anniversaries of the grant date; (ii) one-third per year beginning on the first anniversary of the date of grant; or (iii) 25% on each of the second and third anniversaries of the grant date and 50% on the fourth anniversary of the date of grant.

The Company’s RSA activity in 2018 is as follows:

	Number of RSAs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2017	440,151	$79.05
Vested	(4,084)	80.20
Outstanding at December 31, 2018	436,067	$79.04

As of December 31, 2018, there are 436,067 RSAs outstanding with an intrinsic value of approximately $51 million.

Performance Awards

The Company awarded performance awards that contain service, performance-based and/or market-based vesting criteria. Vesting occurs if the recipient remains employed and depends on the degree to which performance goals are achieved during the two-year or three-year performance period (as defined in the award agreements).

The Company’s performance award activity in 2018 is as follows:

	Number of Performance Awards	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2017	476,332	$85.84
Granted	438,111	104.42
Vested	(3,500)	84.86
Canceled	(60,367)	94.70
Outstanding at December 31, 2018	850,576	$94.78

As of December 31, 2018, there are 850,576 performance awards outstanding with an intrinsic value of approximately $99 million.

Employee Stock Purchase Plan

Prior to December 31, 2016, the Company sponsored an Employee Stock Purchase Plan (“ESPP”) that allowed eligible employees to authorize payroll deductions of up to 10% of their base salary to be applied toward the purchase of full shares of the Company’s common stock on the last day of the offering period. During 2016, the Company issued 0.1 million shares of common stock for purchases under the ESPP. Effective as of December 31, 2016, the ESPP was discontinued and participant contributions under the ESPP ceased. The final purchase of shares under the ESPP occurred on December 31, 2016.

Other

The Company sponsors a supplemental non-qualified deferred compensation plan, covering certain management employees, and maintains other statutory indemnity plans as required by local laws or regulations.

18. Related Party Transactions

During 2018, 2017 and 2016, the Company entered into a number of contracts with HUYA Bioscience International, LLC, primarily in Asia, in which the Company will provide up to approximately $34 million, $5 million and $(8) million net cancellations, respectively, of services on a fee for services basis at arm’s length and at market rates. In 2018, 2017 and 2016, the Company recognized revenue of approximately $10 million, $8 million and $6 million, respectively, for services under these agreements.

The Company has entered into other transactions with related parties including investments in and advances to unconsolidated affiliates that are discussed in Note 4.

19. Property, Equipment and Software by Geography

The following table represents the Company’s property, equipment and software, net, by geographic region, which is further broken down to show each country that accounts for 10% or more of the totals:

	As of December 31,
(in millions)	2018	2017
Property, equipment and software, net:
Americas:
United States	$856	$623
Other	23	27
Americas	879	650
Europe and Africa	221	259
Asia-Pacific	70	76
Total property, equipment and software, net	$1,170	$985

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

	Year Ended December 31,
(in millions)	2018	2017	2016
Revenues
Technology & Analytics Solutions	$4,137	$3,682	$1,148
Research & Development Solutions	5,465	5,105	4,737
Contract Sales & Medical Solutions	810	915	930
Total revenues	10,412	9,702	6,815
Costs of revenue
Technology & Analytics Solutions	2,343	1,967	695
Research & Development Solutions	3,721	3,566	3,283
Contract Sales & Medical Solutions	682	768	770
Total costs of revenue	6,746	6,301	4,748
Selling, general and administrative expenses
Technology & Analytics Solutions	771	719	218
Research & Development Solutions	616	582	579
Contract Sales & Medical Solutions	69	73	82
General corporate and unallocated	260	248	137
Total selling, general and administrative expenses	1,716	1,622	1,016
Segment profit
Technology & Analytics Solutions	1,023	996	235
Research & Development Solutions	1,128	957	875
Contract Sales & Medical Solutions	59	74	78
Total segment profit	2,210	2,027	1,188
General corporate and unallocated	(260)	(248)	(137)
Depreciation and amortization	(1,141)	(1,011)	(289)
Impairment charges	—	(40)	(28)
Restructuring costs	(68)	(63)	(71)
Merger related costs	—	—	(87)
Total income from operations	$741	$665	$576

21. Earnings Per Share

The following table reconciles the basic to diluted weighted average shares outstanding:

	Year Ended December 31,
(in millions)	2018	2017	2016
Basic weighted average common shares outstanding	203.7	217.8	149.1
Effect of dilutive stock options and share awards	4.5	4.8	2.9
Diluted weighted average common shares outstanding	208.2	222.6	152.0

The following table presents the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions or the effect of including such stock-based awards in the computation would be anti-dilutive:

	Year Ended December 31,
(in millions)	2018	2017	2016
Shares subject to performance conditions	0.8	0.4	0.1
Shares subject to anti-dilutive stock-based awards	0.9	1.0	1.1
Total shares excluded from diluted earnings per share	1.7	1.4	1.2

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

22. Comprehensive Income

Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2015, Adjusted	$(116)	$(14)	$(14)	$34	$(110)
Other comprehensive (loss) income before reclassifications	(501)	(4)	34	(5)	(476)
Reclassification adjustments	—	28	1	(7)	22
Balance at December 31, 2016	(617)	10	21	22	(564)
Other comprehensive income before reclassifications	403	5	8	197	613
Reclassification adjustments	—	(1)	1	—	—
Balance at December 31, 2017	(214)	14	30	219	49
Other comprehensive loss before reclassifications	(205)	(4)	(12)	(41)	(262)
Reclassification adjustments	—	(11)	1	(1)	(11)
Balance at December 31, 2018	$(419)	$(1)	$19	$177	$(224)

Below is a summary of the adjustments for (gains) losses reclassified from AOCI into the consolidated statements of income and the affected financial statement line item:

		Year Ended December 31,
(in millions)	Affected Financial Statement Line Item	2018	2017	2016
Derivative instruments:
Interest rate swaps and caps	Interest expense	$—	$—	$6
Foreign exchange forward contracts	Revenues	1	7	19
Foreign exchange forward contracts	Other expense (income), net	(12)	(8)	3
Total before income taxes		(11)	(1)	28
Income tax expense		1	—	7
Total net of income taxes		$(12)	$(1)	$21
Defined benefit plans:
Amortization of actuarial losses	See Note 17	$1	$1	$1
Income tax expense		—	—	—
Total net of income taxes		$1	$1	$1

23. Supplemental Cash Flow Information

The following table presents the Company’s supplemental cash flow information:

	Year Ended December 31,
(in millions)	2018	2017	2016
Supplemental Cash Flow Information:
Interest paid	$398	$320	$124
Income taxes paid, net of refunds	$211	$195	$106
Non-cash Investing Activities:
Fair value of consideration transferred in connection with business combinations	$—	$—	$10,425

24. Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s unaudited quarterly results of operations:

	2018
(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$2,563	$2,567	$2,594	$2,688
Income from operations	183	170	181	207
Net income	73	68	67	76
Net income attributable to non-controlling interests	(4)	(7)	(7)	(7)
Net income attributable to IQVIA Holdings Inc.(1)	$69	$61	$60	$69
Basic earnings per share(2)	$0.33	$0.30	$0.30	$0.34
Diluted earnings per share(2)	$0.32	$0.29	$0.29	$0.34

	2017
(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$2,360	$2,355	$2,466	$2,521
Income from operations	202	126	195	142
Net income	102	66	93	1,035
Net income attributable to non-controlling interests	(2)	(4)	(5)	(8)
Net income attributable to IQVIA Holdings Inc.(3)	$100	$62	$88	$1,027
Basic earnings per share(2)	$0.43	$0.28	$0.41	$4.91
Diluted earnings per share(2)	$0.43	$0.28	$0.40	$4.79
(1)

During the fourth quarter of 2018, the Company identified and recorded certain adjustments related to prior periods and as a result increased pre-tax income by $22 million (net income by $15 million). The Company has evaluated the effects of the out of period adjustments and concluded they are not material to the fourth quarter 2018 financial results, nor to any of the previously issued annual or quarterly financial information.

(2)

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(3)	The significant increase during the fourth quarter of 2017 is due to the enactment of the Tax Act. See Note 16 for additional details.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item, other than the information regarding the executive officers of the Company set forth below, is incorporated by reference to the sections of our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) entitled “Proposal No. 1:  Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance,” “The Company’s Corporate Governance—Documents Establishing our Corporate Governance” and “The Company’s Corporate Governance—Committees of the Board.”

The current executive officers of the Company are as follows:

Name	Age	Position
Ari Bousbib	57	Chairman, Chief Executive Officer, and President
Michael R. McDonnell	55	Executive Vice President and Chief Financial Officer
W. Richard Staub, III	56	President, Research & Development Solutions
Kevin C. Knightly	58	President, Information & Technology Solutions
Eric Sherbet	54	Executive Vice President and General Counsel

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

Michael R. McDonnell, Executive Vice President and Chief Financial Officer

Mr. McDonnell has served as Executive Vice President and Chief Financial Officer since December 2015. Prior to joining the Company, Mr. McDonnell served as the Executive Vice President and Chief Financial Officer of Intelsat, a leading global provider of satellite services, from November 2008 to December 2015. He previously served as Executive Vice President, Chief Financial Officer and Treasurer of MCG Capital Corporation, a publicly-held commercial finance company, from September 2004 through October 2008 and as its Chief Operating Officer from August 2006 to October 2008. Before joining MCG Capital Corporation, Mr. McDonnell served as Executive Vice President and Chief Financial Officer for EchoStar Communications Corporation (f/k/a DISH Network Corporation), a direct-to-home satellite television operator, from July 2004 to August 2004 and as its Senior Vice President and Chief Financial Officer from August 2000 to July 2004. Mr. McDonnell spent 14 years at PricewaterhouseCoopers LLP, including four years as a partner. Mr. McDonnell has a Bachelor of Science degree in accounting from Georgetown University and is a certified public accountant.

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

Eric Sherbet, Executive Vice President, General Counsel and Secretary

Mr. Sherbet has served as our Executive Vice President and General Counsel since March 2018. Prior to joining us, he served as General Counsel and Secretary at Patheon N.V. from November 2014 until November 2017. Prior to joining Patheon, he was General Counsel and Corporate Secretary at InVentiv Health from April 2011 until October 2014. He also previously served as Vice President, Deputy General Counsel and Corporate Secretary at Foster Wheeler AG and before that, as Vice President, Corporate and Securities Law and Secretary with Avaya, Inc. Mr. Sherbet earned his law degree from New York University School of Law and received his bachelor’s degree in commerce/accounting from University of Virginia.

Item 11. Executive Compensation

Compensation

The information required by this item is set forth under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Named Executive Officers,” and “Compensation Committee Interlocks and Insider Participation” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item, other than Securities Authorized for Issuance Under Equity Compensation Plans, will be set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2019 Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2018:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,889,412	(1)	$63.66	(3)	12,071,242	(4)
Equity compensation plans not approved by security holders	26,727	(2)	$—		—
Total	7,916,139		$63.66	(3)	12,071,242
(1)

Consists of: (i) 6,729,752 shares of common stock issuable upon the exercise of outstanding time-based stock options and underlying outstanding time-based SARs; (ii) 385,458 shares of common stock issuable in settlement of outstanding restricted stock units awarded and (ii) 774,202 shares of common stock issuable in settlement of outstanding performance units awarded. Excludes (i) 436,067 shares of common stock subject to outstanding awards of restricted stock and (ii) 76,374 shares of common stock subject to outstanding awards of performance stock.

(2)	Consists of outstanding awards issued to certain executives with supplemental pension benefits in accordance with their individual employment arrangements under the IMS Health DCERP.
(3)

The weighted-average exercise price includes all outstanding stock options and SARs but does not include restricted stock units, restricted stock, performance units or performance stock or IMS Health DCERP awards, all of which do not have an exercise price. If restricted stock units, performance units and other awards that constitute “rights” were included in this calculation, treating such awards as having an exercise price of $0, the weighted average exercise price of outstanding options, warrants and rights would be $54.30.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is set forth under the headings “The Company’s Corporate Governance,” and “Certain Relationships and Related Party Transactions” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is set forth under the headings “Proposal No. 2: Ratification of the Appointment of the Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” in the 2019 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)  Financial Statements

The following consolidated financial statements of IQVIA Holdings Inc. and its subsidiaries, and the independent registered public accounting firm’s report thereon, are included in Part II, Item 8 of this report:

(2)  Financial Statement Schedules for the Years Ended December 31, 2018, 2017 and 2016

Schedule I—Condensed Financial Information of Registrant (Parent Company Only)	133
Schedule II—Valuation and Qualifying Accounts	138

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

2.1*	Agreement and Plan of Merger, dated as of May 3, 2016, by and between Quintiles Transnational Holdings Inc. and IMS Health Holdings, Inc. (which includes the Plan of Conversion dated as of May 3, 2016 as Exhibit A thereto).		8-K	001-35907	2.1	May 3, 2016

3.1	Amended and Restated Certificate of Incorporation of IQVIA Holdings Inc., effective November 6, 2017 (as amended through November 6, 2017).		10-K	001-35907	3.1	February 16, 2018

3.2	Amended and Restated Bylaws of IQVIA Holdings Inc., effective November 6, 2017		8-K	001-35907	3.2	November 7, 2017

4.1	Specimen Common Stock Certificate of Quintiles Transnational Holdings Inc.		S-1/A	333-186708	4.1	April 26, 2013

4.2	Indenture dated as of May 12, 2015, among Quintiles Transnational Corp., the subsidiary guarantors listed therein and U.S. Bank National Association as trustee.		8-K	001-35907	4.1	May 13, 2015

4.3	Form of 4.875% Rule 144A Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.1 filed May 13, 2015).		8-K	001-35907	4.2	May 13, 2015

4.4	Form of 4.875% Regulation S Senior Note due 2023 (incorporated by reference to Exhibit A to Exhibit 4.1 filed May 13, 2015).		8-K	001-35907	4.3	May 13, 2015

4.5	Indenture, dated as of September 28, 2016, among Quintiles IMS Incorporated, the Guarantors listed therein and U.S. Bank National Association, as Trustee.		8-K	001-35907	4.1	October 3, 2016

4.6	Senior Note Indenture, dated as of October 24, 2012, among IMS Health Incorporated, as Issuer, the Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.		IMS Health S-1	333-193159	4.9	January 2, 2014

4.7	Senior Note Indenture, dated as of March 30, 2015, among IMS Health Incorporated, as Issuer, the Guarantors party thereto, and Deutsche Trustee Company Limited, as Trustee.		IMS Health 10-Q	001-36381	4.1	May 15, 2015

4.8	Indenture, dated February 28, 2017, among Quintiles IMS Incorporated, as Issuer, U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer as guarantors.		8-K	001-35907	4.1	February 28, 2017

4.9	Indenture, dated September 14, 2017, among Quintiles IMS Incorporated, as Issuer, U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer as guarantors.		8-K	001-35907	4.1	September 19, 2017

10.1	Fourth Amended and Restated Credit Agreement, dated as of October 3, 2016, by and among Quintiles IMS Incorporated, Quintiles IMS Holdings, Inc., the Guarantors party thereto and the Lenders party thereto (Annex B to Exhibit 10.9 filed October 3, 2016).		8-K	001-35907	10.9	October 3, 2016

10.2	Amendment No. 1, dated March 7, 2017, to Fourth Amended and Restated Credit Agreement, dated October 3, 2016, among Quintiles IMS Incorporated, Quintiles IMS Holdings, Inc., the Guarantors party thereto, Bank of America N.A., as administrative agent and collateral agent, the Incremental Term B-1 Euro Lenders party thereto and the other Lenders party thereto.		8-K	001-35907	10.1	March 8, 2017

10.3	Amendment No. 2, dated September 18, 2017, to Fourth Amended and Restated Credit Agreement, by and among Quintiles IMS Incorporated, Quintiles IMS Holdings, Inc., the Guarantors party thereto, Bank of America N.A., as administrative agent and collateral agent, the Incremental Term B-2 Dollar Lenders party thereto and the other Lenders party thereto.		8-K	001-35907	10.1	September 19, 2017

10.4	Amendment No. 3, dated April 6, 2018, to Fourth Amended and Restated Credit Agreement, dated October 3, 2016, by and among IQVIA Inc., IQVIA Holdings Inc., the other Borrowers party thereto, the other Guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the Incremental Revolving Credit Lenders party thereto.		10-Q	001-35907	10.1	May 4, 2018

10.5	Amendment No. 4, dated June 11, 2018, to Fourth Amended and Restated Credit Agreement, dated October 3, 2016, among IQVIA Inc., IQVIA Holdings Inc., IQVIA AG, IQVIA Solutions Japan K.K., the other guarantors party thereto, Bank of America, N.A. as administrative agent and as collateral agent, the Lenders party thereto, the Incremental Term B-3 Dollar Lenders party thereto and the Incremental Term B-2 Euro Lenders party thereto.		8-K	001-35907	10.1	June 12, 2018

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.6	Senior Note Purchase Agreement, dated September 14, 2016, between IMS Health Incorporated, a wholly owned subsidiary of IMS Health Holdings, Inc., and the representative of the initial purchasers named therein.		10-Q	001-35907	10.10	November 3, 2016

10.7	Amended and Restated Pledge and Security Agreement, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., IMS Health Incorporated, each of the grantors party thereto, and Bank of America, N.A., as Administrative Agent.		IMS Health S-1/A	333-193159	10.33	March 24, 2014

10.8	U.S. Guaranty, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., as Holdings, IMS Health Incorporated, as Parent Borrower, the other Guarantors party thereto from time to time, and Bank of America, N.A., as Administrative Agent.		IMS Health S-1/A	333-193159	10.34	March 24, 2014

10.9	Stockholders Agreement, dated May 3, 2016, among Quintiles Transnational Holdings Inc. and the stockholders identified therein.		8-K	001-35907	10.4	May 3, 2016

10.10	Voting Agreement, dated May 3, 2016, by and among Quintiles Transnational Holdings Inc. and affiliates of TPG Global, LLC.		8-K	001-35907	10.1	May 3, 2016

10.11	Voting Agreement, dated May 3, 2016, by and between Quintiles Transnational Holdings Inc. and CPP Investment Board Private Holdings Inc.		8-K	001-35907	10.2	May 3, 2016

10.12†	Form of Director Indemnification Agreement.		S-1/A	333-186708	10.13	April 19, 2013

10.13	Form of Indemnification Agreement with each of the non-management directors of Quintiles IMS Holdings Inc.		8-K	001-35907	10.8	October 3, 2016

10.14†	Description of Non-Employee Director Compensation, effective as of January 1, 2017.		10-K	001-35907	10.27	February 16, 2017

10.15†	Form of Non-Competition, Non-Solicitation, Confidentiality and IP Agreement.		8-K	001-35907	10.2	October 19, 2015

10.16†	Quintiles Transnational Holdings Inc. Annual Management Incentive Plan.		S-1/A	333-186708	10.57	April 19, 2013

10.17†	Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.		S-1	333-186708	10.17	February 15, 2013

10.18†	Form of Stock Option Award Agreement for Senior Executives under the Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.		S-1	333-186708	10.18	February 15, 2013

10.19†	Form of Stock Option Award Agreement for Non-Employee Directors under the Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.		S-1	333-186708	10.19	February 15, 2013

10.20†	Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.22	April 19, 2013

10.21†	Form of Award Agreement Awarding Nonqualified Stock Options to Employees under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.23	April 19, 2013

10.22†	Form of Award Agreement Awarding Incentive Stock Options to Employees under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		10-Q	001-35907	10.2	May 1, 2014

10.23†	Form of Award Agreement Awarding Nonqualified Stock Options to Non-Employee Directors under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.24	April 19, 2013

10.24†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.56	April 19, 2013

10.25†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.		10-K	001-35907	10.41	February 16, 2017

10.26†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan prior to February 2015.		8-K	001-35907	10.1	November 26, 2013

10.27†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan effective February 2015.		10-K	001-35907	10.34	February 12, 2015

10.28†	Form of Award Agreement Awarding Performance Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		10-K	001-35907	10.35	February 12, 2015

10.29†	Form of Award Agreement Awarding Performance Shares under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.		10-K	001-35907	10.45	February 16, 2017

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.30†	Form of Restricted Stock Award Agreement under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		10-Q	001-35907	10.3	November 3, 2016

10.31†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.		10-K	001-35907	10.47	February 16, 2017

10.32†	Quintiles IMS Holdings, Inc. Defined Contribution Executive Retirement Plan.		8-K	001-35907	10.7	October 3, 2016

10.33†	IMS Health Incorporated Defined Contribution Executive Retirement Plan, as amended and restated.		IMS Health S-1	333-193159	10.10	January 2, 2014

10.34†	First Amendment to the IMS Health Incorporated Retirement Excess Plan, dated March 17, 2009.		IMS Health S-1	333-193159	10.12	January 2, 2014

10.35†	Second Amendment to the IMS Health Incorporated Retirement Excess Plan, dated December 8, 2009.		IMS Health S-1	333-193159	10.13	January 2, 2014

10.36†	Third Amendment to the IMS Health Incorporated Retirement Excess Plan, dated April 5, 2011.		IMS Health S-1	333-193159	10.14	January 2, 2014

10.37†	Fourth Amendment to the IMS Health Incorporated Retirement Excess Plan (effective May 3, 2016).		IMS Health 10-Q	001-36381	10.3	July 28, 2016

10.38†	Quintiles IMS Holdings, Inc. 2010 Equity Incentive Plan.		8-K	001-35907	10.5	October 3, 2016

10.39†	Healthcare Technology Holdings, Inc. 2010 Equity Incentive Plan, as amended and restated.		IMS Health S-1/A	333-193159	10.16	February 13, 2014

10.40†	Form of IMS Time-and Performance-Based Stock Option Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.17	January 2, 2014

10.41†	Form of IMS Time-Based Stock Option Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.18	January 2, 2014

10.42†	Form of IMS Director Stock Option Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.19	January 2, 2014

10.43†	Form of IMS Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.20	January 2, 2014

10.44†	Form of IMS Director Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.21	January 2, 2014

10.45†	Form of IMS Rollover Stock Appreciation Right Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.22	January 2, 2014

10.46†	IMS Health Incorporated Savings Equalization Plan, as amended and restated effective as of January 1, 2011.		IMS Health S-1	333-193159	10.15	January 2, 2014

10.47†	Quintiles IMS Holdings, Inc. 2014 Incentive and Stock Award Plan.		8-K	001-35907	10.6	October 3, 2016

10.48†	Form of IMS Stock Appreciation Rights Agreement under the 2014 Incentive and Stock Award Plan.		IMS Health 8-K	001-36381	10.1	February 10, 2015

10.49†	Form of IMS Performance Share Award Agreement under the 2014 Incentive and Stock Award Plan.		IMS Health 8-K	001-36381	10.2	February 10, 2015

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.50†	2014 IMS Health Annual Incentive Plan.		IMS Health S-1/A	333-193159	10.30	March 10, 2014

10.51†	Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan.		DEF 14A	001-35907	Appendix B	February 22, 2017

10.52†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.		10-Q	001-35907	10.8	May 8, 2017

10.53†	Form of Award Agreement Awarding Performance Shares under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.		10-Q	001-35907	10.9	May 8, 2017

10.54†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.		10-Q	001-35907	10.10	May 8, 2017

10.55†	Quintiles Transnational Holdings Inc. Change of Control Severance Plan, which covers among others our executive officers.		8-K	001-35907	10.1	November 6, 2015

10.56†	Quintiles IMS Incorporated Employee Protection Plan, effective January 1, 2017.		10-K	001-35907	10.69	February 16, 2017

10.57†	Quintiles IMS Incorporated Savings Equalization Plan, effective December 31, 2016.		10-K	001-35907	10.76	February 16, 2017

10.58†	Quintiles Transnational Corp. Elective Deferred Compensation Plan, as amended and restated.		10-Q	001-35907	10.1	October 28, 2015

10.59†	Quintiles IMS Holdings Inc. Non-Employee Director Deferral Plan, effective January 1, 2017.		10-K	001-35907	10.78	February 16, 2017

10.60†	Amended and Restated Employment Agreement between IQVIA Holdings Inc. and Ari Bousbib, dated February 18, 2019.	X

10.61†	Senior Management Nonstatutory Option Agreement between Healthcare Technology Holdings, Inc. and Ari Bousbib, dated December 1, 2010.		IMS Health S-1/A	333-193159	10.23	February 13, 2014

10.62†	Senior Management Nonstatutory Option Agreement between Healthcare Technology Holdings, Inc. and Ari Bousbib, dated December 1, 2010.		IMS Health S-1/A	333-193159	10.24	February 13, 2014

10.63†	Restricted Stock Unit Award Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated February 12, 2014, incorporated herein by reference to Amendment 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 10, 2014.		IMS Health S-1/A	333-193159	10.29	March 10, 2014

10.64†	Amendment No. 1, dated December 31, 2015, to Restricted Stock Unit Award Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated February 12, 2014.		IMS Health 10-K	001-36381	10.33	February 19, 2016

10.65†	Stock Appreciation Rights Agreement between IMS Health Holdings, Inc. and Ari Bousbib, dated February 10, 2015.		IMS Health 10-K	001-36381	10.34	February 19, 2016

10.66†	Amendment No. 1, dated December 31, 2015, to Stock Appreciation Rights Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated February 10, 2015.		IMS Health 10-K	001-36381	10.35	February 19, 2016

10.67†	Restricted Stock Award Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated December 31, 2015.		IMS Health 10-K	001-36381	10.36	February 19, 2016

10.68†	Letter Agreement, dated October 14, 2015, between Michael McDonnell and Quintiles Transnational Corp.		8-K	001-35907	10.3	October 19, 2015

10.69†	Initial Award Agreement Awarding Restricted Stock Units to Michael McDonnell under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		10-K	001-35907	10.29	February 11, 2016

10.70†	Letter agreement between the Company and Michael R. McDonnell effective on October 3, 2016.		8-K	001-35907	10.1	October 3, 2016

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.71†	Letter Agreement between the Company and W. Richard Staub, III, effective on December 1, 2016.		10-K	001-35907	10.104	February 16, 2017

10.72†	Letter Agreement between the Company and Eric Sherbet, effective on March 1, 2018.	X

21.1	List of Subsidiaries of IQVIA Holdings Inc.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

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

Date: February 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ari Bousbib Ari Bousbib	Chairman, Chief Executive Officer and President; Director (Principal Executive Officer)	February 19, 2019

/s/ Michael R. McDonnell	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2019
Michael R. McDonnell

/s/ Emmanuel Korakis	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 19, 2019
Emmanuel Korakis

/s/ John P. Connaughton	Director	February 19, 2019
John P. Connaughton

/s/ Jonathan J. Coslet	Director	February 19, 2019
Jonathan J. Coslet

/s/ John G. Danhakl	Director	February 19, 2019
John G. Danhakl

/s/ Michael J. Evanisko Michael J. Evanisko	Director	February 19, 2019

/s/ James A. Fasano	Director	February 19, 2019
James A. Fasano

/s/ Colleen A. Goggins	Director	February 19, 2019
Colleen A. Goggins

/s/ Jack M. Greenberg	Director	February 19, 2019
Jack M. Greenberg

/s/ John M. Leonard, M.D.	Director	February 19, 2019
John M. Leonard, M.D.

/s/ Ronald A. Rittenmeyer	Director	February 19, 2019
Ronald A. Rittenmeyer

/s/ Todd B. Sisitsky Todd B. Sisitsky	Director	February 19, 2019

(2) Financial Statement Schedules

Schedule I—Condensed Financial Information of Registrant

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions)	2018	2017	2016
Selling, general and administrative expenses	$2	$1	$—
Merger related costs	—	—	21
Loss from operations	(2)	(1)	(21)
Interest income	—	—	—
Other expense, net	—	—	—
Loss before income taxes and equity in earnings of subsidiary	(2)	(1)	(21)
Income tax benefit	(1)	(3)	(4)
(Loss) income before equity in earnings of subsidiary	(1)	2	(17)
Equity in earnings of subsidiary	260	1,275	89
Net income	$259	$1,277	$72

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(in millions)	2018	2017	2016
Net income	$259	$1,277	$72
Comprehensive (loss) income adjustments:
Unrealized gains (losses) on derivative instruments, net of income tax (benefit) expense of ($5), $1 and $3	1	4	(7)
Defined benefit plan adjustments, net of income tax (benefit) expense of ($4), $3 and $11	(8)	5	23
Foreign currency translation, net of income tax expense (benefit) of $50, ($201) and ($9)	(255)	604	(492)
Reclassification adjustments:
(Gains) losses on derivative instruments included in net income, net of income tax expense of $1, $— and $7	(12)	(1)	21
Amortization of actuarial losses and prior service costs included in net income	1	1	1
Comprehensive (loss) income	$(14)	$1,890	$(382)

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Income taxes receivable	—	—
Other current assets and receivables	—	1
Total current assets	1	2
Investment in subsidiary	9,667	9,659
Receivable from parent company	—	—
Total assets	$9,668	$9,661
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—
Income taxes payable	—	—
Total current liabilities	—	—
Investment in subsidiary	2,954	1,666
Payable to subsidiary	—	—
Total liabilities	2,954	1,666
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized at December 31, 2018 and 2017, $0.01 par value, 251.5 and 249.5 shares issued and outstanding at December 31, 2018 and 2017, respectively	10,901	10,782
Retained earnings	807	538
Treasury stock, at cost, 54.0 and 41.4 shares at December 31, 2018 and 2017, respectively	(4,770)	(3,374)
Accumulated other comprehensive (loss) income	(224)	49
Total stockholders’ equity	6,714	7,995
Total liabilities and stockholders’ equity	$9,668	$9,661

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2018	2017	2016
Operating activities:
Net income	$259	$1,277	$72
Adjustments to reconcile net income to cash provided by operating activities:
Subsidiary loss	143	91	91
Change in operating assets and liabilities:
Accounts payable and accrued expenses	2	(3)	—
Income taxes payable and other liabilities	—	4	(4)
Net cash provided by operating activities	404	1,369	159
Investing activities:
Investment in subsidiary, net of dividends received	983	1,182	834
Net cash provided by investing activities	983	1,182	834
Financing activities:
Proceeds related to employee stock purchase and option plans	15	91	97
Repurchase of common stock	(1,405)	(2,620)	(1,097)
Intercompany with subsidiary	3	(31)	14
Net cash used in financing activities	(1,387)	(2,560)	(986)
Effect of foreign currency exchange rate changes on cash	—	(2)	—
(Decrease) increase in cash and cash equivalents	—	(11)	7
Cash and cash equivalents at beginning of period	1	12	5
Cash and cash equivalents at end of period	$1	$1	$12

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

Since the Parent is part of a group that files a consolidated income tax return, in accordance with ASC 740, a portion of the consolidated amount of current and deferred income tax expense of the Company has been allocated to the Parent. The income tax benefit of $1 million, $3 million and $4 million in 2018, 2017 and 2016, respectively, represents the income tax benefit that will be or were already utilized in the Company’s consolidated United States federal and state income tax returns. If the Parent was not part of these consolidated income tax returns, it would not be able to recognize any income tax benefit, as it generates no revenue against which the losses could be used on a separate filer basis.

Below is a summary of the dividends paid to the Parent by IQVIA Incorporated in 2018, 2017 and 2016:

(in millions)	Amount
Paid in December 2018	$339
Paid in November 2018	146
Paid in October 2018	132
Paid in September 2018	118
Paid in June 2018	414
Paid in May 2018	154
Paid in March 2018	54
Paid in February 2018	37
Total paid in 2018	$1,394
Paid in December 2017	$22
Paid in November 2017	362
Paid in September 2017	373
Paid in August 2017	168
Paid in May 2017	356
Paid in March 2017	1,237
Paid in February 2017	45
Paid in January 2017	3
Total paid in 2017	$2,566
Paid in December 2016	$503
Paid in November 2016	422
Paid in June 2016	89
Total paid in 2016	$1,014

Schedule II—Valuation and Qualifying Accounts

Deferred Tax Asset Valuation Allowance

		Additions
(in millions)	Balance at Beginning of Year	Charged to Expenses	Charged to Other Accounts(a)	Additions (Deductions)(b)	Balance at End of Year
December 31, 2018	$200	$23	$—	$3	$226
December 31, 2017	$153	$52	$—	$(5)	$200
December 31, 2016	$22	$10	$129	$(8)	$153
(a)	Recorded through purchase accounting transaction.
(b)	Impact of reductions recorded to expense and translation adjustments.