Form 10-Q
period 2019-03-31
IQVIA HOLDINGS INC.
filed 2019-05-02
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	197,240,698 shares outstanding as of April 26, 2019

IQVIA HOLDINGS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2019	2018
Revenues	$2,684	$2,563
Costs of revenue, exclusive of depreciation and amortization	1,748	1,652
Selling, general and administrative expenses	419	420
Depreciation and amortization	295	282
Restructuring costs	12	26
Income from operations	210	183
Interest income	(2)	(2)
Interest expense	110	96
Other (income) expense, net	(7)	4
Income before income taxes and equity in (losses) earnings of unconsolidated affiliates	109	85
Income tax expense	41	19
Income before equity in (losses) earnings of unconsolidated affiliates	68	66
Equity in (losses) earnings of unconsolidated affiliates	(1)	7
Net income	67	73
Net income attributable to non-controlling interests	(9)	(4)
Net income attributable to IQVIA Holdings Inc.	$58	$69
Earnings per share attributable to common stockholders:
Basic	$0.29	$0.33
Diluted	$0.29	$0.32
Weighted average common shares outstanding:
Basic	197.0	207.5
Diluted	201.7	212.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Net income	$67	$73
Comprehensive income adjustments:
Unrealized (losses) gains on derivative instruments, net of income tax benefit of ($1) and $—	(5)	1
Foreign currency translation, net of income tax expense (benefit) of $30 and ($40)	(31)	207
Reclassification adjustments:
(Gains) losses on derivative instruments included in net income, net of income tax (benefit) expense of ($1) and $1	(1)	1
Comprehensive income	30	282
Comprehensive income attributable to non-controlling interests	(10)	(8)
Comprehensive income attributable to IQVIA Holdings Inc.	$20	$274

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions, except per share data)	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$936	$891
Trade accounts receivable and unbilled services, net	2,461	2,394
Prepaid expenses	153	151
Income taxes receivable	65	69
Investments in debt, equity and other securities	55	47
Other current assets and receivables	329	322
Total current assets	3,999	3,874
Property and equipment, net	437	434
Operating lease right-of-use assets	517	—
Investments in debt, equity and other securities	39	41
Investments in unconsolidated affiliates	98	101
Goodwill	11,857	11,800
Other identifiable intangibles, net	5,811	5,951
Deferred income taxes	103	109
Deposits and other assets	248	239
Total assets	$23,109	$22,549
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,122	$2,295
Unearned income	971	1,007
Income taxes payable	102	100
Current portion of long-term debt	100	100
Other current liabilities	207	32
Total current liabilities	3,502	3,534
Long-term debt	11,187	10,907
Deferred income taxes	742	736
Operating lease liabilities	401	—
Other liabilities	412	418
Total liabilities	16,244	15,595
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized at March 31, 2019 and December 31, 2018, $0.01 par value, 252.2 and 251.5 shares issued at March 31, 2019 and December 31, 2018, respectively	10,927	10,901
Retained earnings	865	807
Treasury stock, at cost, 55.0 and 54.0 shares at March 31, 2019 and December 31, 2018, respectively	(4,915)	(4,770)
Accumulated other comprehensive loss	(262)	(224)
Equity attributable to IQVIA Holdings Inc.’s stockholders	6,615	6,714
Non-controlling interests	250	240
Total stockholders’ equity	6,865	6,954
Total liabilities and stockholders’ equity	$23,109	$22,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Operating activities:
Net income	$67	$73
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	295	282
Amortization of debt issuance costs and discount	3	3
Stock-based compensation	26	21
Losses (earnings) from unconsolidated affiliates	1	(6)
Gain on investments, net	(3)	—
Benefit from deferred income taxes	(12)	(26)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(76)	(178)
Change in other operating assets and liabilities	(188)	13
Net cash provided by operating activities	113	182
Investing activities:
Acquisition of property, equipment and software	(141)	(88)
Acquisition of businesses, net of cash acquired	(175)	(20)
Purchase of marketable securities	(2)	(1)
Investments in unconsolidated affiliates, net of payments received	2	4
Other	1	(15)
Net cash used in investing activities	(315)	(120)
Financing activities:
Repayment of debt and principal payments on capital lease obligations	(25)	(26)
Proceeds from revolving credit facility	790	405
Repayment of revolving credit facility	(385)	(300)
Proceeds (payments) related to employee stock option plans	9	(11)
Repurchase of common stock	(145)	(95)
Contingent consideration and deferred purchase price payments	(16)	(14)
Net cash provided by (used in) financing activities	228	(41)
Effect of foreign currency exchange rate changes on cash	19	(20)
Increase in cash and cash equivalents	45	1
Cash and cash equivalents at beginning of period	891	959
Cash and cash equivalents at end of period	$936	$960

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total
Balance, December 31, 2018	251.5	(54.0)	$3	$10,898	$807	$(4,770)	$(224)	$240	$6,954
Issuance of common stock	0.7	—	—	5	—	—	—	—	5
Repurchase of common stock	—	(1.0)	—	—	—	(145)	—	—	(145)
Stock-based compensation	—	—	—	21	—	—	—	—	21
Net income	—	—	—	—	58	—	—	9	67
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(5)	—	(5)
Foreign currency translation, net of tax	—	—	—	—	—	—	(32)	1	(31)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(1)	—	(1)
Balance, March 31, 2019	252.2	(55.0)	$3	$10,924	$865	$(4,915)	$(262)	$250	$6,865

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non- controlling Interests	Total
Balance, December 31, 2017	249.5	(41.4)	$2	$10,780	$538	$(3,374)	$49	$249	$8,244
Issuance of common stock	0.5	—	—	(5)	—	—	—	—	(5)
Repurchase of common stock	—	(0.9)	—	—	—	(86)	—	—	(86)
Stock-based compensation	—	—	—	20	—	—	—	—	20
Net income	—	—	—	—	69	—	—	4	73
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	1	—	1
Foreign currency translation, net of tax	—	—	—	—	—	—	203	4	207
Reclassification adjustments, net of tax	—	—	—	—	—	—	1	—	1
Other	—	—	—	—	(2)	—	—	—	(2)
Balance, March 31, 2018	250.0	(42.3)	$2	$10,795	$605	$(3,460)	$254	$257	$8,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

The Company

IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of advanced analytics, technology solutions and contract research services to the life sciences industry. With more than 58,000 employees, IQVIA conducts business in more than 100 countries.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements of the Company but does not include all the disclosures required by GAAP.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on our condensed consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components that the Company has elected to account for as single lease components.

Recently Issued Accounting Standards

Accounting pronouncements adopted

In February 2018, the FASB issued new accounting guidance that will allow a reclassification from accumulated other comprehensive income to retained earnings for “stranded income tax effects” resulting from the Tax Act. Because the income statement impact related to the reduction of the historical corporate income tax rate under the Tax Act is required to be included in income tax expense, the guidance acknowledges that the income tax effects of items within accumulated other comprehensive income (“stranded income tax effects”) do not reflect the appropriate income tax rate. The Company adopted this new accounting guidance on January 1, 2019 using the aggregate portfolio approach. The Company elected the option to not reclassify accumulated other comprehensive income to retained earnings for “stranded income tax effects” resulting from the Tax Act.

In August 2017, the FASB issued new accounting guidance that will allow more financial and nonfinancial hedging strategies to be eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. It is intended to more closely align hedge accounting with risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The Company adopted this new accounting guidance on January 1, 2019. The adoption of this new accounting guidance did not have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued new accounting guidance that requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. The income statement will reflect lease expense for operating leases, and amortization and interest expense for financing leases. The Company adopted this new accounting guidance on January 1, 2019 and elected the practical expedients upon transition that retained the lease classification, initial direct costs and determination of whether contracts are or contain a lease, for any leases that existed prior to adoption of the new guidance. The Company also elected the transition method that allows comparative periods to be presented in the year of adoption in accordance with existing guidance. The adoption of this standard had a material impact on the Company’s condensed consolidated balance sheets but did not have a material impact on the Company’s condensed consolidated results of operations or cash flows.

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

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations

The following tables represent revenues by geographic region and reportable segment for the three months ended March 31, 2019 and 2018:
	Three Months Ended March 31, 2019
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$553	$642	$94	$1,289
Europe and Africa	383	456	51	890
Asia-Pacific	139	318	48	505
Total revenues	$1,075	$1,416	$193	$2,684

	Three Months Ended March 31, 2018
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$471	$608	$93	$1,172
Europe and Africa	378	447	65	890
Asia-Pacific	136	310	55	501
Total revenues	$985	$1,365	$213	$2,563

No customer accounted for 10% or more of consolidated revenues for the three months ended March 31, 2019 or 2018.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2019, approximately $19.7 billion of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenue on approximately 35% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.

3.  Trade Accounts Receivable, Unbilled Services and Unearned Income

Trade accounts receivables and unbilled services consist of the following:

(in millions)	March 31, 2019	December 31, 2018
Trade accounts receivable:
Billed	$1,202	$1,279
Unbilled services	1,272	1,130
Trade accounts receivable and unbilled services	2,474	2,409
Allowance for doubtful accounts	(13)	(15)
Trade accounts receivable and unbilled services, net	$2,461	$2,394

Unbilled services and unearned income were as follows:

(in millions, except percentages)	March 31, 2019	December 31, 2018	Change
Unbilled services	$1,272	$1,130	$142
Unearned income	(971)	(1,007)	36
Net balance	$301	$123	$178

Unbilled services, which is comprised of approximately equal parts of unbilled receivables and contract assets as of March 31, 2019, increased by $142 million as compared to December 31, 2018. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income decreased by $36 million over the same period resulting in an increase of $178 million in the net balance of unbilled services and unearned income between December 31, 2018 and March 31, 2019. These fluctuations are primarily due to timing of payments and invoicing related to the Company’s Research & Development Solutions contracts.

Bad debt expense recognized on the Company’s receivables and unbilled services was de minimis for the three months ended March 31, 2019 and 2018.

4. Leases

The Company has operating leases for corporate offices, datacenters, motor vehicles and certain equipment, many of which contain renewal and escalation clauses. The leases expire at various dates through 2029 with options to cancel certain leases at various intervals. In determining the lease term at lease commencement, the Company includes the noncancellable term and the periods which the Company deems it is reasonably certain to exercise or not to exercise a renewal or cancellation option.

The components of lease expense were as follows:

(in millions)	Classification	Three Months Ended March 31, 2019
Operating lease cost (1)	Selling, general and administrative expenses	$48
Total lease cost		$48
(1)	Includes variable lease costs, which are immaterial.

Other information related to leases was as follows:

(in millions)	Three Months Ended March 31, 2019
Supplemental Cash Flow:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$53
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$20
Weighted Average Remaining Lease Term:
Operating leases	5.11 years
Weighted Average Discount Rate:
Operating leases	4.31%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

(in millions)	Operating Leases
Remainder of 2019	$128
2020	139
2021	108
2022	87
2023	66
2024	44
Thereafter	77
Total future minimum lease payments	649
Less imputed interest	(81)
Total	$568
Reported as of March 31, 2019:
Other current liabilities	$167
Operating lease liabilities	401
Total	$568

The Company elected the alternative modified transition method and as such, included the following prior period information as previously disclosed in accordance with Accounting Standards Codification (“ASC”) 840.

The following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2018:

(in millions)	Operating Leases
2019	$167
2020	136
2021	108
2022	90
2023	69
Thereafter	119
Total minimum lease payments	$689

5. Goodwill

The following is a summary of goodwill by reportable segment for the three months ended March 31, 2019:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2018	$10,239	$1,427	$134	$11,800
Business combinations	122	—	3	125
Impact of foreign currency fluctuations and other	(71)	3	—	(68)
Balance as of March 31, 2019	$10,290	$1,430	$137	$11,857

6. Derivatives

The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

		March 31, 2019			December 31, 2018
(in millions)	Balance Sheet Classification	Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$4	$1	$159	$5	$3	$202
Interest rate swaps	Other assets and liabilities	1	16	875	3	9	890
Interest rate caps	Deposits and other assets	1	—	700	1	—	700
Derivatives not designated as hedging instruments:
Interest rate swaps	Other liabilities	—	5	325	—	5	432
Total derivatives		$6	$22		$9	$17

The effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Three Months Ended March 31,
(in millions)	2019	2018
Foreign exchange forward contracts	$1	$(2)
Interest rate derivatives	(9)	5
Total	$(8)	$3

The amount of foreign exchange gains related to the net investment hedge included in the cumulative translation adjustment component of accumulated other comprehensive loss (“AOCI”) for the three months ended March 31, 2019 was $104 million.

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

The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values at March 31, 2019 and December 31, 2018 due to their short-term nature. At March 31, 2019 and December 31, 2018, the fair value of total debt approximated $11,398 million and $10,850 million, respectively, as determined under Level 1 and Level 2 measurements for these financial instruments.

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of March 31, 2019:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$68	$—	$—	$68
Derivatives	—	6	—	6
Total	$68	$6	$—	$74
Liabilities:
Derivatives	$—	$22	$—	$22
Contingent consideration	—	—	137	137
Total	$—	$22	$137	$159

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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31:

	Contingent Consideration
(in millions)	2019	2018
Balance as of January 1	$123	$69
Business combinations	29	7
Contingent consideration paid	(16)	(14)
Revaluations included in earnings and foreign currency translation adjustments	1	(2)
Balance as of March 31	$137	$60

The current portion of contingent consideration is included within accrued expenses and the long-term portion is included within other liabilities on the accompanying condensed consolidated balance sheets. Revaluations of the contingent consideration are recognized in other (income) expense, net on the accompanying condensed consolidated statements of income.

8. Credit Arrangements

The following is a summary of the Company’s revolving credit facilities at March 31, 2019:

Facility	Interest Rates
$1,500 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 1.50% at March 31, 2019
$25 million (receivables financing facility)	LIBOR Market Index Rate (2.49% at March 31, 2019) plus 0.90%
£10 million (approximately $13 million) general banking facility	Bank’s base rate of 0.75% at March 31, 2019 plus 1%

The following table summarizes the Company’s debt at the dates indicated:

(in millions)	March 31, 2019	December 31, 2018
Senior Secured Credit Facilities:
Term A Loan due 2023—U.S. Dollar LIBOR at average floating rates of 4.10%	$801	$812
Term A Loan due 2023—Euro LIBOR at average floating rates of 1.50%	403	416
Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 4.60%	535	535
Term B Loan due 2024—Euro LIBOR at average floating rates of 2.75%	1,316	1,346
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 4.60%	739	741
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 4.25%	943	945
Term B Loan due 2025—Euro LIBOR at average floating rates of 2.50%	649	664
Revolving Credit Facility due 2023:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of 3.99%	1,025	620
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	471	481
3.25% Senior Notes due 2025—Euro denominated	1,599	1,631
3.5% Senior Notes due 2024—Euro denominated	701	715
4.875% Senior Notes due 2023—U.S. Dollar denominated	800	800
Receivables financing facility due 2020—U.S. Dollar LIBOR at average floating rates of 3.39%	300	300
Principal amount of debt	11,332	11,056
Less: unamortized discount and debt issuance costs	(45)	(49)
Less: current portion	(100)	(100)
Long-term debt	$11,187	$10,907

Contractual maturities of long-term debt are as follows at March 31, 2019:

(in millions)
Remainder of 2019	$75
2020	400
2021	100
2022	100
2023	2,832
Thereafter	7,825
$11,332

At March 31, 2019, there were bank guarantees totaling approximately £1.0 million (approximately $1.3 million) issued against the availability of the general banking facility.

Senior Secured Credit Facilities

At March 31, 2019, the Company’s senior credit facilities provided financing of approximately $6,886 million, which consisted of $6,411 million principal amounts of debt outstanding (as detailed in the table above) and $475 million of available borrowing capacity on the $1,500 million revolving credit facility.

Restrictive Covenants

The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. At March 31, 2019, the Company was in compliance with the financial covenants under its debt agreements in all material respects.

9. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of March 31, 2019 or December 31, 2018.

Equity Repurchase Program and Secondary Public Offering

On February 13, 2019, the Company’s Board of Directors increased the stock repurchase authorization under a previously approved equity repurchase program (the “Repurchase Program”) by $2.0 billion, which increased the total amount that has been authorized under the Repurchase Program to $7.725 billion since the plan’s inception in October 2013. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time.

In March 2019, the Company completed an underwritten secondary public offering of 5,000,000 shares of its common stock held by certain of the Company’s remaining private equity sponsors (the “Selling Stockholders”), of which the Company repurchased 1,000,000 shares for an aggregate purchase price of approximately $140.8 million. The Company did not offer any stock in this transaction and did not receive any proceeds from the sale of the shares by the Selling Stockholders. Pursuant to an agreement with the underwriters, the Company’s per-share purchase price for repurchased shares was the same as the per-share purchase price payable by the underwriters to the Selling Stockholders.

As of March 31, 2019, the Company has remaining authorization to repurchase up to approximately $2.1 billion of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

10. Business Combinations

The Company completed several immaterial acquisitions during the three months ended March 31, 2019. The Company’s assessment of fair value and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented for these acquisitions as the aggregate operations of the acquired businesses were not significant to the overall operations of the Company.

The following table provides certain financial information for these acquisitions, including the preliminary allocation of the purchase price to certain intangible assets acquired and goodwill:

	Amortization
(in millions)	Period	2019
Total cost of acquisitions, net of cash acquired(1)		$210
Amounts recorded in the condensed consolidated balance sheets:
Goodwill		125
Portion of goodwill deductible for income tax purposes		98
Intangible assets:
Customer relationships	6-13 years	51
Non-compete agreements	3 years	2
Software	3-8 years	26
Trade names	1-8 years	3
Total intangible assets		$82

(1)	Total cost of acquisitions, net of cash acquired, includes contingent consideration and deferred purchase payments of $35 million.

11. Restructuring

The Company has continued to take restructuring actions in 2019 to align its resources and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These actions include closing facilities, consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements. These restructuring actions are expected to continue into 2020. During the first quarter of 2019, there was also a decrease of $9 million in facility exit costs due to the reclassification of restructuring into a long-term operating lease liability related to the implementation of ASC 842, Leases.

The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs	Facility Exit Costs	Total
Balance at December 31, 2018	$47	$27	$74
Expense, net of reversals	12	—	12
Payments	(14)	(2)	(16)
Foreign currency translation and other	(1)	(8)	(9)
Balance at March 31, 2019	$44	$17	$61

Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals at March 31, 2019 will be paid in 2019.

12. Income Taxes

The effective income tax rate was 37.6% and 22.4% in the first quarter of 2019 and 2018, respectively. On December 22, 2017, the U.S government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposed a one-time transition tax on undistributed foreign earnings and for tax years beginning in 2018 the Tax Act lowered the federal corporate income tax rate from 35% to 21%, introduced a new special deduction related to U.S. intangible income (Foreign Derived Intangible Income or “FDII”), and subjected certain non-U.S. earnings to current U.S. tax (Global Intangible Low Taxed Income or “GILTI”). In the first quarter of 2019 the U.S. Treasury Department issued final regulations on the transition tax and proposed regulations on FDII which the Company has analyzed. While the final regulations related to the transition tax did not have a material impact on the Company, the proposed guidance for FDII had an unfavorable impact. Although the proposed guidance for FDII is not authoritative and subject to change in the regulatory review process, the Company recorded a tax expense of $20 million as its best estimate of this impact.

13. Comprehensive Income

Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2018	$(419)	$(1)	$19	$177	$(224)
Other comprehensive loss before reclassifications	(2)	(6)	—	(29)	(37)
Reclassification adjustments	—	(2)	—	1	(1)
Balance at March 31, 2019	$(421)	$(9)	$19	$149	$(262)

Below is a summary of the adjustments for (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

	Affected Financial Statement	Three Months Ended March 31,
(in millions)	Line Item	2019	2018
Derivative instruments:
Foreign exchange forward contracts	Revenues	$1	$(2)
Foreign exchange forward contracts	Other (income) expense, net	(3)	4
Total before income taxes		(2)	2
Income tax benefit		(1)	1
Total net of income taxes		$(1)	$1

14. Segments

The following table presents the Company’s operations by reportable segment. The Company is managed through three reportable segments, Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions. Technology & Analytics Solutions provides mission-critical information, technology solutions and real-world insights and services to the Company’s life sciences customers. Research & Development Solutions, which primarily serves biopharmaceutical customers, provides outsourced clinical research and clinical trial related services. Contract Sales & Medical Solutions provides health care provider (including contract sales) and patient engagement services to both biopharmaceutical customers and the broader healthcare market.

Certain costs are not allocated to the Company’s segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses related to integration activities and acquisitions. The Company also does not allocate depreciation and amortization or impairment charges to its segments. Prior period segment results have been recast to conform to changes to management reporting in 2019. The recast impacts the allocation of selling, general and administrative expenses for 2018. Asset information by segment is not presented, as this measure is not used by the chief operating decision maker to assess the Company’s performance. The Company’s reportable segment information is presented below:

	Three Months Ended March 31,
(in millions)	2019	2018
Revenues
Technology & Analytics Solutions	$1,075	$985
Research & Development Solutions	1,416	1,365
Contract Sales & Medical Solutions	193	213
Total revenues	2,684	2,563
Costs of revenue, exclusive of depreciation and amortization
Technology & Analytics Solutions	633	547
Research & Development Solutions	946	923
Contract Sales & Medical Solutions	169	182
Total costs of revenue	1,748	1,652
Selling, general and administrative expenses
Technology & Analytics Solutions	184	182
Research & Development Solutions	181	174
Contract Sales & Medical Solutions	15	18
General corporate and unallocated	39	46
Total selling, general and administrative expenses	419	420
Segment profit
Technology & Analytics Solutions	258	256
Research & Development Solutions	289	268
Contract Sales & Medical Solutions	9	13
Total segment profit	556	537
General corporate and unallocated	(39)	(46)
Depreciation and amortization	(295)	(282)
Restructuring costs	(12)	(26)
Total income from operations	$210	$183

15. Earnings Per Share

The following table presents the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions or the effect of including such stock-based awards in the computation would be anti-dilutive:

	Three Months Ended March 31,
(in millions)	2019	2018
Shares subject to performance conditions	1.3	0.7
Shares subject to anti-dilutive stock-based awards	0.6	1.1
Total shares excluded from diluted earnings per share	1.9	1.8

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (our “2018 10-K”).

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

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, that most of our contracts may be terminated on short notice, and we may be unable to maintain large customers contracts or to enter into new contracts; our financial results may be adversely affected if we underprice our contracts, overrun our cost estimates or fail to receive approval for or experience delays in documenting change orders; the historical indications of the relationship of our backlog to revenues may not be indicative of their future relationship; we may be unable to maintain our information systems or effectively update or protect them; customer or therapeutic concentration could harm our business; our business is subject to risks associated with international operations, including economic, political and other risks, such as compliance with a myriad of laws and regulations, complications from conducting clinical trials in multiple countries simultaneously and changes in exchange rates; the market for our services may not grow as we expect; government regulators or our customers may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; we may be unable to successfully develop and market new services or enter new markets; our failure to perform services in accordance with contractual requirements, regulatory standards and ethical considerations may subject us to significant costs or liability, which could also damage our reputation and cause us to lose existing business or not receive new business; our services are related to treatment of human patients, and we could face liability if a patient is harmed; we may be unable to successfully identify, acquire and integrate businesses, services and technologies; our investments in our customers’ businesses or drugs and our related commercial rights strategies could have a negative impact on our financial performance; we face risks arising from the restructuring of our operations; our restructuring plans may not result in the annualized cost savings we expect; and we have substantial indebtedness and may incur additional indebtedness in the future, which could adversely affect our financial condition. For a further discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as updated in this Quarterly Report on Form 10-Q.

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

Foreign Currency Translation

In the first three months of 2019, approximately 40% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 55 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period-to-period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results.

Consolidated Results of Operations

For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.

Revenues

	Three Months Ended March 31,		Change
(in millions)	2019	2018	$	%
Revenues	$2,684	$2,563	$121	4.7%

For the first quarter of 2019, our revenues increased $121 million, or 4.7%, as compared to the same period in 2018. This increase was comprised of constant currency revenue growth of approximately $184 million, or 7.2%, offset by the negative impact of approximately $63 million from the effects of foreign currency fluctuations. The constant currency revenue growth was comprised of a $127 million increase in Technology & Analytics Solutions and a $72 million increase in Research & Development Solutions offset by a $15 million decrease in Contract Sales & Medical Solutions.

Costs of Revenue, exclusive of Depreciation and Amortization

	Three Months Ended March 31,
(in millions)	2019	2018
Costs of revenue, exclusive of depreciation and amortization	$1,748	$1,652
% of revenues	65.1%	64.5%

The $96 million increase in costs of revenues, exclusive of depreciation and amortization, for the three months ended March 31, 2019 as compared to the same period in 2018 included a constant currency increase of approximately $151 million, or 9.1%, and a positive impact of approximately $55 million from the effects of foreign currency fluctuations. The constant currency increase consisted of a $106 million increase in Technology & Analytics Solutions and a $53 million increase in Research & Development Solutions offset by a $8 million decrease in Contract Sales & Medical Solutions.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
(in millions)	2019	2018
Selling, general and administrative expenses	$419	$420
% of revenues	15.6%	16.4%

The $1 million decrease in selling, general and administrative expenses for the three months ended March 31, 2019 as compared to the same period in 2018 included a constant currency increase of approximately $18 million, or 4.3%, and a positive impact of approximately $19 million from the effects of foreign currency fluctuations. The constant currency increase primarily consisted of a $12 million increase in Technology & Analytics Solutions and a $14 million increase in Research & Development Solutions offset by a $3 million decrease in Contract Sales & Medical Solutions and a $5 million decrease in general corporate and unallocated expenses.

Depreciation and Amortization

	Three Months Ended March 31,
(in millions)	2019	2018
Depreciation and amortization	$295	$282
% of revenues	11.0%	11.0%

The $13 million increase in depreciation and amortization in the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to higher intangible asset balances as a result of acquisitions occurring in 2018 and 2019 offset by a decrease from foreign currency fluctuations.

Restructuring Costs

	Three Months Ended March 31,
(in millions)	2019	2018
Restructuring costs	$12	$26

During the three months ended March 31, 2019 and 2018, we recognized $12 million and $26 million, respectively, of restructuring charges, net of reversals for actions under our current restructuring plan and changes in estimates under our existing restructuring plans as a result of continuing efforts to streamline our global operations. The remaining actions under these plans are expected to occur throughout 2019 and into 2020 and are expected to consist of severance, facility closure and other exit-related costs.

Interest Income and Interest Expense

	Three Months Ended March 31,
(in millions)	2019	2018
Interest income	$(2)	$(2)
Interest expense	$110	$96

Interest income includes interest received primarily from bank balances and investments.

Interest expense during the three months ended March 31, 2019 was higher than the same period in 2018 due to an increase in the average debt outstanding, primarily as a result of the June 2018 issuance of $1.63 billion of additional term B loans.

Other (Income) Expense, Net

	Three Months Ended March 31,
(in millions)	2019	2018
Other (income) expense, net	$(7)	$4

Other (income) expense, net for the three months ended March 31, 2019 increased as compared to the same period in the prior year, primarily as a result of gains on investments in mutual funds recognized in the first quarter of 2019 that did not occur in 2018 and lower foreign currency losses.

Income Tax Expense

	Three Months Ended March 31,
(in millions)	2019	2018
Income tax expense	$41	$19

Our effective income tax rate was 37.6% and 22.4% in the first quarter of 2019 and 2018, respectively. On December 22, 2017, the United States (“U.S.”) government enacted the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act imposed a one-time transition tax on undistributed foreign earnings and for tax years beginning in 2018 the Tax Act lowered the federal corporate income tax rate from 35% to 21%, introduced a new special deduction related to U.S. intangible income (Foreign Derived Intangible Income or “FDII”), and subjected certain non-U.S. earnings to current U.S. tax (Global Intangible Low Taxed Income or “GILTI”). In the first quarter of 2019 the U.S. Treasury Department issued final regulations on the transition tax and proposed regulations on FDII which we have analyzed. While the final regulations related to the transition tax did not have a material impact on us, the proposed guidance for FDII had an unfavorable impact. Although the proposed guidance for FDII is not authoritative and subject to change in the regulatory review process, we recorded a tax expense of $20 million as its best estimate of this impact.

Equity in (Losses) Earnings of Unconsolidated Affiliates

	Three Months Ended March 31,
(in millions)	2019	2018
Equity in (losses) earnings of unconsolidated affiliates	$(1)	$7

Equity in (losses) earnings of unconsolidated affiliates for the three months ended March 31, 2019 decreased as compared to the same period in the prior year, primarily as a result of earnings from our investment in NovaQuest Pharma Opportunities Fund III that were recognized in the first quarter of 2018 that did not reoccur in 2019.

Net Income Attributable to Non-controlling Interests

	Three Months Ended March 31,
(in millions)	2019	2018
Net income attributable to non-controlling interests	$(9)	$(4)

Net income attributable to non-controlling interests primarily included Quest Diagnostics Incorporated’s interest in Q2 Solutions.

Segment Results of Operations

The Company’s revenues and profit by segment are as follows:

Three Months Ended March 31, 2019 and 2018
	Segment Revenues		Segment Profit
(in millions)	2019	2018	2019	2018
Technology & Analytics Solutions	$1,075	$985	$258	$256
Research & Development Solutions	1,416	1,365	289	268
Contract Sales & Medical Solutions	193	213	9	13
Total	2,684	2,563	556	537
General corporate and unallocated			(39)	(46)
Depreciation and amortization			(295)	(282)
Restructuring costs			(12)	(26)
Consolidated	$2,684	$2,563	$210	$183

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses related to integration activities and acquisitions. We also do not allocate depreciation and amortization or impairment charges to our segments. Prior period segment results have been recast to conform to changes to management reporting in 2019. The recast impacts the allocation of selling, general and administrative expenses for 2018.

Technology & Analytics Solutions

	Three Months Ended March 31,		Change
(in millions)	2019	2018	$	%
Revenues	$1,075	$985	$90	9.1%
Costs of revenue, exclusive of depreciation and amortization	633	547	86	15.7
Selling, general and administrative	184	182	2	1.1
Segment profit	$258	$256	$2	0.8%

Revenues

Technology & Analytics Solutions’ revenues were $1,075 million for the first quarter of 2019, an increase of $90 million, or 9.1%, over the same period in 2018. This increase was comprised of constant currency revenue growth of approximately $127 million, or 12.9%, and a negative impact of approximately $37 million from the effects of foreign currency fluctuations. The constant currency growth resulted primarily from revenue growth in the Americas region as well as the Europe and Africa region. The revenue growth in these regions was driven by higher real-world and analytical services as well as incremental revenue from acquisitions.

Costs of Revenue, exclusive of Depreciation and Amortization

Technology & Analytics Solutions’ costs of revenue increased $86 million, or 15.7%, in the first quarter of 2019 over the same period in 2018. This increase included a constant currency increase of approximately $106 million, or 19.4%, and a positive impact of approximately $20 million from the effects of foreign currency fluctuations.

The constant currency increase for the three months ended March 31, 2019 was primarily due to an increase in compensation and related expenses to support revenue growth and incremental costs from acquisitions.

Selling, General and Administrative Expenses

Technology & Analytics Solutions’ selling, general and administrative expenses increased $2 million, or 1.1%, in the first quarter of 2019 as compared to the same period in 2018, which included a constant currency increase of approximately $12 million, or 6.6%, and a positive impact of approximately $10 million from the effects of foreign currency fluctuations.

The constant currency increase for the three months ended March 31, 2019 was primarily related to an increase in compensation and related expenses from higher headcount to support growth and incremental costs from acquisitions.

Research & Development Solutions

	Three Months Ended March 31,		Change
(in millions)	2019	2018	$	%
Revenues	$1,416	$1,365	$51	3.7%
Costs of revenue, exclusive of depreciation and amortization	946	923	23	2.5
Selling, general and administrative expenses	181	174	7	4.0
Segment profit	$289	$268	$21	7.8%

Backlog

Research & Development Solutions’ contracted backlog increased from $17.13 billion at December 31, 2018 to $17.58 billion at March 31, 2019. A significant project was impacted by a client’s decision to cancel a trial at the end of the quarter. We estimated an adjustment to reduce backlog by $390 million for this project. This adjustment resulted in backlog of $17.19 billion at March 31, 2019, and we expect approximately $4.9 billion of this backlog to convert to revenue in the next twelve months.

Revenues

Research & Development Solutions’ revenues were $1,416 million in the first quarter of 2019, an increase of $51 million, or 3.7%, over the same period in 2018. This increase was comprised of constant currency revenue growth of approximately $72 million, or 5.3%, and a negative impact of approximately $21 million from the effects of foreign currency fluctuations. The constant currency growth primarily included volume-related increases in clinical services and lab testing volumes as well as incremental revenue from acquisitions.

Costs of Revenue, exclusive of Depreciation and Amortization

Research & Development Solutions’ costs of revenue increased $23 million, or 2.5%, in the first quarter of 2019 over the same period in 2018. This increase included a constant currency increase of approximately $53 million, or 5.7%, offset by a positive impact of approximately $30 million from the effects of foreign currency fluctuations.

The constant currency increase was primarily due to an increase in compensation and related expenses as well as incremental costs from acquisitions during the three months of 2018. This increase was partially offset by a decrease in reimbursed expenses.  Compensation and related expenses increased as a result of headcount to support revenue growth.

Selling, General and Administrative Expenses

Research & Development Solutions’ selling, general and administrative expenses increased $7 million, or 4.0%, in the first quarter of 2019 as compared to the same period in 2018, which includes a constant currency increase of approximately $14 million, or 8.0%, offset by a positive impact of approximately $7 million from the effects of foreign currency fluctuations. The constant currency increase was primarily related to higher compensation and related expenses due to increased headcount to support growth as well as incremental costs from acquisitions.

Contract Sales & Medical Solutions

	Three Months Ended March 31,		Change
(in millions)	2019	2018	$	%
Revenues	$193	$213	$(20)	(9.4)%
Costs of revenue, exclusive of depreciation and amortization	169	182	(13)	(7.1)
Selling, general and administrative expenses	15	18	(3)	(16.7)
Segment profit	$9	$13	$(4)	(30.8)%

Revenues

Contract Sales & Medical Solutions’ revenues were $193 million in the first quarter of 2019, a decrease of $20 million, or 9.4%, over the same period in 2018. This decrease included a constant currency revenue decline of approximately $15 million, or 7.0%, and a negative impact of approximately $5 million from the effects of foreign currency fluctuations.

The constant currency decline for the three months ended March 31, 2019 was largely due to volume decreases in the Asia-Pacific as well as the Europe and Africa region.

Costs of Revenue, exclusive of Depreciation and Amortization

Contract Sales & Medical Solutions’ costs of revenue decreased $13 million, or 7.1%, in the first quarter of 2019 as compared to the same period in 2018. This decrease included a constant currency decline of approximately $8 million, or 4.4%, and a positive impact of approximately $5 million from the effects of foreign currency fluctuations.

The constant currency decline for the three months ended March 31, 2019 was due to a decrease in compensation and related expenses resulting from a decrease in billable headcount.

Selling, General and Administrative Expenses

Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $3 million, or 16.7%, in the first quarter of 2019 as compared to the same period in 2018, with no impact from foreign currency fluctuations.  This decrease is primarily a result of cost saving initiatives.

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

We had a cash balance of $936 million at March 31, 2019 ($236 million of which was in the United States), an increase from $891 million at December 31, 2018.

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

Equity Repurchase Program

During the first three months of 2019, we repurchased 1,000,000 shares of our common stock for an aggregate purchase price of $140.8 million directly from underwriters in connection with a secondary public offering of shares of our common stock held by certain of our remaining private equity sponsors. See Note 9 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details regarding the Repurchase Program.

As of March 31, 2019, we have remaining authorization to repurchase up to approximately $2.1 billion of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

Debt

As of March 31, 2019, we had $11.3 billion of total indebtedness, excluding $475 million of additional available borrowings under our revolving credit facilities.

Our long-term debt arrangements contain customary restrictive covenants and, as of March 31, 2019, we believe we were in compliance with our restrictive covenants in all material respects.

Three months ended March 31, 2019 and 2018

Cash Flow from Operating Activities

	Three Months Ended March 31,
(in millions)	2019	2018
Net cash provided by operating activities	$113	$182

Cash provided by operating activities decreased $69 million during the first three months of 2019 as compared to the same period in 2018. The decrease is primarily due to lower accounts payable and accrued expenses, which includes lower receipts associated with loyalty card programs we administer on behalf of our clients, partially offset by a decrease in billed receivables.

Cash Flow from Investing Activities

	Three Months Ended March 31,
(in millions)	2019	2018
Net cash used in investing activities	$(315)	$(120)

Cash used in investing activities increased $195 million during the first three months of 2019 as compared to the same period in 2018. This increase was comprised primarily of higher cash used for the acquisition of businesses ($155 million) and for the acquisition of property, equipment and software ($53 million).

Cash Flow from Financing Activities

	Three Months Ended March 31,
(in millions)	2019	2018
Net cash provided by (used in) financing activities	$228	$(41)

Cash provided by financing activities increased $269 million during the first three months of 2019 as compared to the same period in 2018. The increase in cash used in financing activities was primarily related to more cash from debt issuances, net of repayments ($301 million) and $20 million less cash from employee stock option plans, partially offset by a increase in cash used to repurchase common stock ($50 million).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Prior to the implementation of Accounting Standards Codification 842, Leases, operating lease obligations were not recognized as liabilities in our condensed consolidated financial statements. Effective January 1, 2019, operating leases are included in operating lease right-of-use assets, other current liabilities and operating lease liabilities on our condensed consolidated balance sheets.

There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Application of Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Item 1A. Risk Factors

For a discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no material changes from the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

On October 30, 2013, our Board of Directors (the “Board”) approved the Repurchase Program authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. Our Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of our common stock by $600 million, $1.5 billion, $2.0 billion, $1.5 billion and $2.0 billion in 2015, 2016, 2017, 2018 and February 2019, respectively, which increased the total amount that has been authorized under the Repurchase Program to $7.725 billion. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The Repurchase Program for common stock does not have an expiration date.

From inception of the Repurchase Program through March 31, 2019, we have repurchased a total of $5.6 billion of our securities under the Repurchase Program.

During the first three months of 2019, we repurchased 1,000,000 shares of our common stock for an aggregate purchase price of $140.8 million under the Repurchase Program directly from an underwriter in connection with a secondary public offering of shares of our common stock held by certain of our principal stockholders. See Note 9 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details regarding the Repurchase Program.

As of March 31, 2019, we have remaining authorization to repurchase up to approximately $2.1 billion of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

Since the merger between Quintiles and IMS Health, we have repurchased 57.4 million shares of our common stock at an average market price per share of $90.04 for an aggregate purchase price of $5.2 billion both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

The following table summarizes the monthly equity repurchase program activity for the three months ended March 31, 2019 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2019 — January 31, 2019	—	$—	—	$285
February 1, 2019 — February 28, 2019	—	$—	—	$2,285
March 1, 2019 — March 31, 2019	1.0	$140.80	1.0	$2,144
	1.0		1.0

Item 6. Exhibits

The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.1	Form of Award Agreement Awarding Stock Appreciation Rights under IQVIA Holdings Inc. 2017 Incentive and Stock Award Plan effective April 2017 between IQVIA Holdings Inc. and Ari Bousbib	X

10.2	Form of Award Agreement Awarding Performance Shares under IQVIA Holdings Inc. 2017 Incentive and Stock Award Plan effective April 2017 between IQVIA Holdings Inc. and Ari Bousbib	X

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Income (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iii) Condensed Consolidated Balance Sheets (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2019.

IQVIA HOLDINGS INC.

/s/ Michael R. McDonnell
Michael R. McDonnell Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)