Form 10-Q
period 2019-06-30
IQVIA HOLDINGS INC.
filed 2019-07-24
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	195,894,501 shares outstanding as of July 22, 2019

IQVIA HOLDINGS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Revenues	$2,740	$2,567	$5,424	$5,130
Costs of revenue, exclusive of depreciation and amortization	1,799	1,674	3,547	3,326
Selling, general and administrative expenses	436	424	855	844
Depreciation and amortization	294	282	589	564
Restructuring costs	14	17	26	43
Income from operations	197	170	407	353
Interest income	(2)	(1)	(4)	(3)
Interest expense	114	107	224	203
Loss on extinguishment of debt	—	2	—	2
Other expense (income), net	7	(26)	—	(22)
Income before income taxes and equity in earnings of unconsolidated affiliates	78	88	187	173
Income tax expense	8	24	49	43
Income before equity in earnings of unconsolidated affiliates	70	64	138	130
Equity in earnings of unconsolidated affiliates	1	4	—	11
Net income	71	68	138	141
Net income attributable to non-controlling interests	(11)	(7)	(20)	(11)
Net income attributable to IQVIA Holdings Inc.	$60	$61	$118	$130
Earnings per share attributable to common stockholders:
Basic	$0.31	$0.30	$0.60	$0.63
Diluted	$0.30	$0.29	$0.59	$0.62
Weighted average common shares outstanding:
Basic	196.2	205.7	196.6	206.6
Diluted	200.6	209.9	201.2	210.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net income	$71	$68	$138	$141
Comprehensive income (loss) adjustments:
Unrealized (losses) gains on derivative instruments, net of income tax (benefit) expense of ($4), $2, ($5) and $2	(13)	3	(18)	4
Foreign currency translation, net of income tax (benefit) expense of ($22), $68, $8 and $28	62	(365)	31	(158)
Reclassification adjustments:
Gains on derivative instruments included in net income, net of income tax (benefit) expense of $—, $—, ($1) and $1	(3)	(1)	(4)	—
Comprehensive income (loss)	117	(295)	147	(13)
Comprehensive income attributable to non-controlling interests	(10)	(2)	(20)	(10)
Comprehensive income (loss) attributable to IQVIA Holdings Inc.	$107	$(297)	$127	$(23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions, except per share data)	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$938	$891
Trade accounts receivable and unbilled services, net	2,401	2,394
Prepaid expenses	180	151
Income taxes receivable	64	69
Investments in debt, equity and other securities	56	47
Other current assets and receivables	339	322
Total current assets	3,978	3,874
Property and equipment, net	458	434
Operating lease right-of-use assets	498	—
Investments in debt, equity and other securities	48	41
Investments in unconsolidated affiliates	104	101
Goodwill	11,937	11,800
Other identifiable intangibles, net	5,701	5,951
Deferred income taxes	102	109
Deposits and other assets	242	239
Total assets	$23,068	$22,549
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,139	$2,295
Unearned income	934	1,007
Income taxes payable	111	100
Current portion of long-term debt	100	100
Other current liabilities	211	32
Total current liabilities	3,495	3,534
Long-term debt	11,299	10,907
Deferred income taxes	671	736
Operating lease liabilities	398	—
Other liabilities	424	418
Total liabilities	16,287	15,595
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized at June 30, 2019 and December 31, 2018, $0.01 par value, 252.6 and 251.5 shares issued at June 30, 2019 and December 31, 2018, respectively	10,964	10,901
Retained earnings	925	807
Treasury stock, at cost, 56.8 and 54.0 shares at June 30, 2019 and December 31, 2018, respectively	(5,151)	(4,770)
Accumulated other comprehensive loss	(215)	(224)
Equity attributable to IQVIA Holdings Inc.’s stockholders	6,523	6,714
Non-controlling interests	258	240
Total stockholders’ equity	6,781	6,954
Total liabilities and stockholders’ equity	$23,068	$22,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(in millions)	2019	2018
Operating activities:
Net income	$138	$141
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	589	564
Amortization of debt issuance costs and discount	6	5
Stock-based compensation	60	47
Earnings from unconsolidated affiliates	—	(11)
Gain on investments, net	(5)	(3)
Benefit from deferred income taxes	(66)	(114)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(52)	(114)
Change in other operating assets and liabilities	(166)	(22)
Net cash provided by operating activities	504	493
Investing activities:
Acquisition of property, equipment and software	(296)	(198)
Acquisition of businesses, net of cash acquired	(201)	(227)
Purchases of marketable securities, net	(2)	—
Investments in unconsolidated affiliates, net of payments received	(3)	(5)
Investments in equity securities	(10)	(20)
Other	2	—
Net cash used in investing activities	(510)	(450)
Financing activities:
Proceeds from issuance of debt	1,100	1,631
Payment of debt issuance costs	(11)	(20)
Repayment of debt and principal payments on capital lease obligations	(50)	(682)
Proceeds from revolving credit facility	1,100	1,460
Repayment of revolving credit facility	(1,720)	(1,779)
Proceeds (payments) related to employee stock option plans	12	(2)
Repurchase of common stock	(381)	(668)
Distributions to non-controlling interest, net	(2)	(9)
Contingent consideration and deferred purchase price payments	(20)	(24)
Net cash provided by (used in) financing activities	28	(93)
Effect of foreign currency exchange rate changes on cash	25	(30)
Increase (decrease) in cash and cash equivalents	47	(80)
Cash and cash equivalents at beginning of period	891	959
Cash and cash equivalents at end of period	$938	$879

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total
Balance, December 31, 2018	251.5	(54.0)	$3	$10,898	$807	$(4,770)	$(224)	$240	$6,954
Issuance of common stock	0.7	—	—	5	—	—	—	—	5
Repurchase of common stock	—	(1.0)	—	—	—	(145)	—	—	(145)
Stock-based compensation	—	—	—	21	—	—	—	—	21
Net income	—	—	—	—	58	—	—	9	67
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(5)	—	(5)
Foreign currency translation, net of tax	—	—	—	—	—	—	(32)	1	(31)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(1)	—	(1)
Balance, March 31, 2019	252.2	(55.0)	3	10,924	865	(4,915)	(262)	250	6,865
Issuance of common stock	0.4	—	—	8	—	—	—	—	8
Repurchase of common stock	—	(1.8)	—	—	—	(236)	—	—	(236)
Stock-based compensation	—	—	—	29	—	—	—	—	29
Distribution to non-controlling interest	—	—	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	60	—	—	11	71
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(13)	—	(13)
Foreign currency translation, net of tax	—	—	—	—	—	—	63	(1)	62
Reclassification adjustments, net of tax	—	—	—	—	—	—	(3)	—	(3)
Balance, June 30, 2019	252.6	(56.8)	$3	$10,961	$925	$(5,151)	$(215)	$258	$6,781

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total
Balance, December 31, 2017	249.5	(41.4)	$2	$10,780	$538	$(3,374)	$49	$249	$8,244
Issuance of common stock	0.5	—	—	(5)	—	—	—	—	(5)
Repurchase of common stock	—	(0.9)	—	—	—	(86)	—	—	(86)
Stock-based compensation	—	—	—	20	—	—	—	—	20
Net income	—	—	—	—	69	—	—	4	73
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	1	—	1
Foreign currency translation, net of tax	—	—	—	—	—	—	203	4	207
Reclassification adjustments, net of tax	—	—	—	—	—	—	1	—	1
Other	—	—	—	—	(2)	—	—	—	(2)
Balance, March 31, 2018	250.0	(42.3)	2	10,795	605	(3,460)	254	257	8,453
Issuance of common stock	0.4	—	—	13	—	—	—	—	13
Repurchase of common stock	—	(5.6)	1	—	—	(573)	—	—	(572)
Stock-based compensation	—	—	—	25	—	—	—	—	25
Distribution to non-controlling interest	—	—	—	—	—	—	—	(19)	(19)
Contribution from non-controlling interest	—	—	—	—	—	—	—	10	10
Net income	—	—	—	—	61	—	—	7	68
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	3	—	3
Foreign currency translation, net of tax	—	—	—	—	—	—	(360)	(5)	(365)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(1)	—	(1)
Other	—	—	—	—	(1)	—	—	—	(1)
Balance, June 30, 2018	250.4	(47.9)	$3	$10,833	$665	$(4,033)	$(104)	$250	$7,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

The Company

IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of advanced analytics, technology solutions and contract research services to the life sciences industry. With approximately 61,000 employees, IQVIA conducts business in more than 100 countries.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made before lease commencement and initial direct costs and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

In June 2016, the FASB issued a new accounting standard intended to provide financial statement users with more decision-useful information about expected credit losses and other commitments to extend credit held by the reporting entity. The standard replaces the incurred loss impairment methodology in current GAAP with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard will be effective for the Company on January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations

The following tables represent revenues by geographic region and reportable segment for the three and six months ended June 30, 2019 and 2018:
	Three Months Ended June 30, 2019
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$588	$642	$100	$1,330
Europe and Africa	376	448	49	873
Asia-Pacific	138	345	54	537
Total revenues	$1,102	$1,435	$203	$2,740

	Three Months Ended June 30, 2018
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$508	$631	$92	$1,231
Europe and Africa	374	414	59	847
Asia-Pacific	129	305	55	489
Total revenues	$1,011	$1,350	$206	$2,567

	Six Months Ended June 30, 2019
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$1,142	$1,283	$194	$2,619
Europe and Africa	759	904	100	1,763
Asia-Pacific	276	664	102	1,042
Total revenues	$2,177	$2,851	$396	$5,424

	Six Months Ended June 30, 2018
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$979	$1,239	$185	$2,403
Europe and Africa	752	861	124	1,737
Asia-Pacific	265	615	110	990
Total revenues	$1,996	$2,715	$419	$5,130

No customer accounted for 10% or more of consolidated revenues for the three and six months ended June 30, 2019 or 2018.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2019, approximately $20.5 billion of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenue on approximately 35% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.

3.  Trade Accounts Receivable, Unbilled Services and Unearned Income

Trade accounts receivables and unbilled services consist of the following:

(in millions)	June 30, 2019	December 31, 2018
Trade accounts receivable:
Billed	$1,120	$1,279
Unbilled services	1,294	1,130
Trade accounts receivable and unbilled services	2,414	2,409
Allowance for doubtful accounts	(13)	(15)
Trade accounts receivable and unbilled services, net	$2,401	$2,394

Unbilled services and unearned income were as follows:

(in millions, except percentages)	June 30, 2019	December 31, 2018	Change
Unbilled services	$1,294	$1,130	$164
Unearned income	(934)	(1,007)	73
Net balance	$360	$123	$237

Unbilled services, which is comprised of approximately equal parts of unbilled receivables and contract assets as of June 30, 2019, increased by $164 million as compared to December 31, 2018. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income decreased by $73 million over the same period resulting in an increase of $237 million in the net balance of unbilled services and unearned income between December 31, 2018 and June 30, 2019. These fluctuations are primarily due to timing of payments and invoicing related to the Company’s Research & Development Solutions contracts.

Bad debt expense recognized on the Company’s receivables and unbilled services was de minimis for the three and six months ended June 30, 2019 and 2018.

4. Leases

The Company has operating leases for corporate offices, datacenters, motor vehicles and certain equipment, many of which contain renewal and escalation clauses. The leases expire at various dates through 2029 with options to cancel certain leases at various intervals. In determining the lease term at lease commencement, the Company includes the noncancellable term and the periods which the Company deems it is reasonably certain to exercise or not to exercise a renewal or cancellation option. As of June 30, 2019, the Company has additional operating leases, primarily for corporate offices, that have not yet commenced of $25 million. These operating leases will commence in the third quarter of 2019 with lease terms through 2026.

The components of lease expense were as follows:

(in millions)	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (1)	Selling, general and administrative expenses	$47	$95
Total lease cost		$47	$95
(1)	Includes variable lease costs, which are immaterial.

Other information related to leases was as follows:

(in millions)	Six Months Ended June 30, 2019
Supplemental Cash Flow:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$92
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$28
Weighted Average Remaining Lease Term:
Operating leases	5.22 years
Weighted Average Discount Rate:
Operating leases	4.26%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

(in millions)	Operating Leases
Remainder of 2019	$86
2020	143
2021	113
2022	91
2023	69
2024	46
Thereafter	77
Total future minimum lease payments	625
Less imputed interest	(72)
Total	$553
Reported as of June 30, 2019:
Other current liabilities	$155
Operating lease liabilities	398
Total	$553

The Company elected the alternative modified transition method and as such, included the following prior period information as previously disclosed in accordance with Accounting Standards Codification (“ASC”) 840.

The following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2018:

(in millions)	Operating Leases
2019	$167
2020	136
2021	108
2022	90
2023	69
Thereafter	119
Total minimum lease payments	$689

5. Goodwill

The following is a summary of goodwill by reportable segment for the six months ended June 30, 2019:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2018	$10,239	$1,427	$134	$11,800
Business combinations	122	18	5	145
Impact of foreign currency fluctuations and other	(8)	—	—	(8)
Balance as of June 30, 2019	$10,353	$1,445	$139	$11,937

6. Derivatives

The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

		June 30, 2019			December 31, 2018
(in millions)	Balance Sheet Classification	Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$—	$2	$75	$5	$3	$202
Interest rate swaps	Other assets and liabilities	—	29	875	3	9	890
Interest rate caps	Deposits and other assets	—	—	—	1	—	700
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	1	1	35	—	—	—
Interest rate swaps	Other liabilities	—	4	330	—	5	432
Total derivatives		$1	$36		$9	$17

The effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Foreign exchange forward contracts	$(5)	$3	$(4)	$1
Interest rate derivatives	(15)	1	(24)	6
Total	$(20)	$4	$(28)	$7

The amount of foreign exchange gains related to the net investment hedge included in the cumulative translation adjustment component of accumulated other comprehensive loss (“AOCI”) for the six months ended June 30, 2019 was $33 million.

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

The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values at June 30, 2019 and December 31, 2018 due to their short-term nature. At June 30, 2019 and December 31, 2018, the fair value of total debt approximated $11,623 million and $10,850 million, respectively, as determined under Level 1 and Level 2 measurements for these financial instruments.

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of June 30, 2019:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$69	$—	$—	$69
Derivatives	—	1	—	1
Total	$69	$1	$—	$70
Liabilities:
Derivatives	$—	$36	$—	$36
Contingent consideration	—	—	108	108
Total	$—	$36	$108	$144

Below is a summary of the valuation techniques used in determining fair value:

Marketable securities — The Company values trading and available-for-sale securities using the quoted market value of the securities held.

Derivatives — Derivatives consist of foreign exchange contracts and interest rate swaps. The fair value of foreign exchange contracts is based on observable market inputs of spot and forward rates or using other observable inputs. The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities or using market inputs with mid-market pricing as a practical expedient for bid-ask spread.

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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the six months ended June 30:

	Contingent Consideration
(in millions)	2019	2018
Balance as of January 1	$123	$69
Business combinations	29	14
Contingent consideration paid	(39)	(24)
Revaluations included in earnings and foreign currency translation adjustments	(5)	(3)
Balance as of June 30	$108	$56

The current portion of contingent consideration is included within accrued expenses and the long-term portion is included within other liabilities on the accompanying condensed consolidated balance sheets. Revaluations of the contingent consideration are recognized in other expense (income), net on the accompanying condensed consolidated statements of income.

8. Credit Arrangements

The following is a summary of the Company’s revolving credit facilities at June 30, 2019:

Facility	Interest Rates
$1,500 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 1.50% at June 30, 2019
$25 million (receivables financing facility)	LIBOR Market Index Rate (2.40% at June 30, 2019) plus 0.90%
£10 million (approximately $13 million) (general banking facility)	Bank’s base rate of 0.75% at June 30, 2019 plus 1%

The following table summarizes the Company’s debt at the dates indicated:

(in millions)	June 30, 2019	December 31, 2018
Senior Secured Credit Facilities:
Term A Loan due 2023—U.S. Dollar LIBOR at average floating rates of 3.83%	$791	$812
Term A Loan due 2023—Euro LIBOR at average floating rates of 1.50%	403	416
Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 4.33%	535	535
Term B Loan due 2024—Euro LIBOR at average floating rates of 2.75%	1,331	1,346
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 4.33%	737	741
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 4.15%	940	945
Term B Loan due 2025—Euro LIBOR at average floating rates of 2.50%	656	664
Revolving Credit Facility due 2023:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of 3.90%	—	620
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	—
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	478	481
3.25% Senior Notes due 2025—Euro denominated	1,621	1,631
3.5% Senior Notes due 2024—Euro denominated	711	715
4.875% Senior Notes due 2023—U.S. Dollar denominated	800	800
Receivables financing facility due 2020—U.S. Dollar LIBOR at average floating rates of 3.30%	300	300
Principal amount of debt	11,453	11,056
Less: unamortized discount and debt issuance costs	(54)	(49)
Less: current portion	(100)	(100)
Long-term debt	$11,299	$10,907

Contractual maturities of long-term debt are as follows at June 30, 2019:

(in millions)
Remainder of 2019	$50
2020	400
2021	100
2022	100
2023	1,811
Thereafter	8,992
$11,453

At June 30, 2019, there were bank guarantees totaling approximately £0.9 million (approximately $1.1 million) issued against the availability of the general banking facility.

Senior Secured Credit Facilities

At June 30, 2019, the Company’s senior credit facilities provided financing of approximately $6,893 million, which consisted of $5,393 million principal amounts of debt outstanding (as detailed in the table above) and $1,500 million of available borrowing capacity on the $1,500 million revolving credit facility.

Senior Notes

On May 10, 2019, IQVIA Inc. (the “Issuer”), a wholly owned subsidiary of the Company, completed the issuance and sale of $1.1 billion in gross proceeds of the Issuer’s 5.00% Senior Notes due 2027 (the “Notes”). The Notes were issued pursuant to an Indenture, dated May 10, 2019, among the Issuer, U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer as guarantors. The net proceeds from the notes offering were used to repay existing borrowings under the Issuer’s revolving credit facility, to pay fees and expenses related to the notes offering and for other general corporate purposes. The Notes are unsecured obligations of the Issuer, will mature on May 15, 2027 and bear interest at the rate of 5.00% per year, with interest payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2019. The Issuer may redeem the Notes prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to May 15, 2022 (subject to a customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 2.500% to 0.000%.

Restrictive Covenants

The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. At June 30, 2019, the Company was in compliance with the financial covenants under its debt agreements in all material respects.

9. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of June 30, 2019 or December 31, 2018.

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

During the six months ended June 30, 2019, the Company repurchased 2,752,247 shares of its common stock for approximately $376.7 million under the Repurchase Program. These amounts include shares of the Company’s common stock that it repurchased directly from underwriters in connection with the underwritten secondary public offering described above. As of June 30, 2019, the Company has remaining authorization to repurchase up to approximately $1.9 billion of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

10. Business Combinations

The Company completed several immaterial acquisitions during the six months ended June 30, 2019. The Company’s assessment of fair value and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented for these acquisitions as the aggregate operations of the acquired businesses were not significant to the overall operations of the Company.

The following table provides certain financial information for these acquisitions, including the preliminary allocation of the purchase price to certain intangible assets acquired and goodwill:

	Amortization
(in millions)	Period	2019
Total cost of acquisitions, net of cash acquired(1)		$236
Amounts recorded in the condensed consolidated balance sheets:
Goodwill		145
Portion of goodwill deductible for income tax purposes		98
Intangible assets:
Customer relationships	6-13 years	59
Non-compete agreements	3-5 years	4
Software	3-8 years	26
Trade names	1-8 years	3
Total intangible assets		$92

(1)	Total cost of acquisitions, net of cash acquired, includes contingent consideration and deferred purchase payments of $35 million.

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

The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs	Facility Exit Costs	Total
Balance at December 31, 2018	$47	$27	$74
Expense, net of reversals	26	—	26
Payments	(27)	(15)	(42)
Foreign currency translation and other	—	(9)	(9)
Balance at June 30, 2019	$46	$3	$49

Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals at June 30, 2019 will be paid in 2019 and 2020.

12. Income Taxes

The effective income tax rate was 10.3% and 27.3% in the second quarter of 2019 and 2018, respectively, and 26.2% and 24.9% in the first six months of 2019 and 2018, respectively. In the first quarter of 2019 the U.S. Treasury Department issued final regulations on the transition tax and proposed regulations on Foreign Derived Intangible Income (“FDII”) which the Company has analyzed. While the final regulations related to the transition tax did not have a material impact on the Company, the proposed guidance for FDII had an unfavorable impact. Although the proposed guidance for FDII is not authoritative and subject to change in the regulatory review process, the Company recorded a tax expense of $20 million, in the first quarter of 2019, as its best estimate of this impact. In the second quarter of 2019 the U.S. Treasury Department issued final regulations on Global Intangible Low Taxed Income (“GILTI”) which the Company has analyzed and determined did not have a material impact on the Company.

13. Comprehensive Income (Loss)

Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2018	$(419)	$(1)	$19	$177	$(224)
Other comprehensive income (loss) before reclassifications	39	(23)	—	(3)	13
Reclassification adjustments	—	(5)	—	1	(4)
Balance at June 30, 2019	$(380)	$(29)	$19	$175	$(215)

Below is a summary of the adjustments for (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

	Affected Financial Statement	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Line Item	2019	2018	2019	2018
Derivative instruments:
Foreign exchange forward contracts	Revenues	$—	$(1)	$1	$(3)
Foreign exchange forward contracts	Other expense (income), net	(3)	—	(6)	4
Total before income taxes		(3)	(1)	(5)	1
Income tax (benefit) expense		—	—	(1)	1
Total net of income taxes		$(3)	$(1)	$(4)	$—

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Revenues
Technology & Analytics Solutions	$1,102	$1,011	$2,177	$1,996
Research & Development Solutions	1,435	1,350	2,851	2,715
Contract Sales & Medical Solutions	203	206	396	419
Total revenues	2,740	2,567	5,424	5,130
Costs of revenue, exclusive of depreciation and amortization
Technology & Analytics Solutions	656	582	1,289	1,129
Research & Development Solutions	971	921	1,917	1,844
Contract Sales & Medical Solutions	172	171	341	353
Total costs of revenue	1,799	1,674	3,547	3,326
Selling, general and administrative expenses
Technology & Analytics Solutions	188	186	372	368
Research & Development Solutions	176	174	357	348
Contract Sales & Medical Solutions	15	17	30	35
General corporate and unallocated	57	47	96	93
Total selling, general and administrative expenses	436	424	855	844
Segment profit
Technology & Analytics Solutions	258	243	516	499
Research & Development Solutions	288	255	577	523
Contract Sales & Medical Solutions	16	18	25	31
Total segment profit	562	516	1,118	1,053
General corporate and unallocated	(57)	(47)	(96)	(93)
Depreciation and amortization	(294)	(282)	(589)	(564)
Restructuring costs	(14)	(17)	(26)	(43)
Total income from operations	$197	$170	$407	$353

15. Earnings Per Share

The following table presents the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions or the effect of including such stock-based awards in the computation would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Shares subject to performance conditions	1.3	0.9	1.3	0.8
Shares subject to anti-dilutive stock-based awards	1.1	1.7	0.8	1.4
Total shares excluded from diluted earnings per share	2.4	2.6	2.1	2.2

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

Overview

IQVIA Holdings Inc. (“IQVIA,” the “Company,” “we,” “our” and/or “us”) is a leading global provider of advanced analytics, technology solutions and contract research services to the life sciences industry. We apply human data science – leveraging the analytic rigor and clarity of data science to the ever-expanding scope of human science – to enable companies to reimagine and develop new approaches to clinical development and commercialization, speed innovation, and accelerate improvements in healthcare outcomes. Powered by the IQVIA CORE™, we deliver unique and actionable insights at the intersection of large-scale analytics, transformative technology and extensive domain expertise, as well as execution capabilities. With approximately 61,000 employees, we conduct operations in more than 100 countries.

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

Foreign Currency Translation

In the first six months of 2019, approximately 40% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 55 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period-to-period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results.

Consolidated Results of Operations

For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.

Revenues

	Three Months Ended June 30,		Change
(in millions)	2019	2018	$	%
Revenues	$2,740	$2,567	$173	6.7%

For the second quarter of 2019, our revenues increased $173 million, or 6.7%, as compared to the same period in 2018. This increase was comprised of constant currency revenue growth of approximately $218 million, or 8.5%, offset by the negative impact of approximately $45 million from the effects of foreign currency fluctuations. The constant currency revenue growth was comprised of a $115 million increase in Technology & Analytics Solutions, a $101 million increase in Research & Development Solutions and a $2 million increase in Contract Sales & Medical Solutions.

	Six Months Ended June 30,		Change
(in millions)	2019	2018	$	%
Revenues	$5,424	$5,130	$294	5.7%

For the first six months of 2019, our revenues increased $294 million, or 5.7%, as compared to the same period in 2018. This increase was comprised of constant currency revenue growth of approximately $402 million, or 7.8%, offset by the negative impact of approximately $108 million from the effects of foreign currency fluctuations. The constant currency revenue growth was comprised of a $242 million increase in Technology & Analytics Solutions and a $173 million increase in Research & Development Solutions offset by a $13 million decrease in Contract Sales & Medical Solutions.

Costs of Revenue, exclusive of Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Costs of revenue, exclusive of depreciation and amortization	$1,799	$1,674	$3,547	$3,326
% of revenues	65.7%	65.2%	65.4%	64.8%

The $125 million increase in costs of revenues, exclusive of depreciation and amortization, for the three months ended June 30, 2019 as compared to the same period in 2018 included a constant currency increase of approximately $168 million, or 10.0%, and a positive impact of approximately $43 million from the effects of foreign currency fluctuations. The constant currency increase consisted of a $90 million increase in Technology & Analytics Solutions, a $74 million increase in Research & Development Solutions and a $4 million increase in Contract Sales & Medical Solutions.

The $221 million increase in costs of revenues, exclusive of depreciation and amortization, for the six months ended June 30, 2019 as compared to the same period in 2018 included a constant currency increase of approximately $319 million, or 9.6%, and a positive impact of approximately $98 million from the effects of foreign currency fluctuations. The constant currency increase consisted of a $196 million increase in Technology & Analytics Solutions and a $127 million increase in Research & Development Solutions offset by a $4 million decrease in Contract Sales & Medical Solutions.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Selling, general and administrative expenses	$436	$424	$855	$844
% of revenues	15.9%	16.5%	15.8%	16.5%

The $12 million increase in selling, general and administrative expenses for the three months ended June 30, 2019 as compared to the same period in 2018 included a constant currency increase of approximately $24 million, or 5.7%, and a positive impact of approximately $12 million from the effects of foreign currency fluctuations. The constant currency increase primarily consisted of a $8 million increase in Technology & Analytics Solutions, a $5 million increase in Research & Development Solutions and a $12 million increase in general corporate and unallocated expenses offset by a $1 million decrease in Contract Sales & Medical Solutions.

The $11 million increase in selling, general and administrative expenses for the six months ended June 30, 2019 as compared to the same period in 2018 included a constant currency increase of approximately $42 million, or 5.0%, and a positive impact of approximately $31 million from the effects of foreign currency fluctuations. The constant currency increase primarily consisted of a $20 million increase in Technology & Analytics Solutions, a $19 million increase in Research & Development Solutions and a $7 million increase in general corporate and unallocated expenses offset by a $4 million decrease in Contract Sales & Medical Solutions.

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Depreciation and amortization	$294	$282	$589	$564
% of revenues	10.7%	11.0%	10.9%	11.0%

The $12 million and $25 million increase in depreciation and amortization in the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, were primarily due to higher intangible asset balances as a result of acquisitions occurring in 2018 and 2019 offset by a decrease from foreign currency fluctuations.

Restructuring Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Restructuring costs	$14	$17	$26	$43

The restructuring costs incurred during 2019 were due to ongoing efforts to streamline our global operations. The remaining actions under these plans are expected to occur throughout 2019 and into 2020 and are expected to consist of consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements.

Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Interest income	$(2)	$(1)	$(4)	$(3)
Interest expense	$114	$107	$224	$203

Interest income includes interest received primarily from bank balances and investments.

Interest expense during the three and six months ended June 30, 2019 was higher than the same period in 2018 due to an increase in the average debt outstanding, primarily as a result of the June 2018 issuance of $1.63 billion of additional term B loans.

Loss on Extinguishment of Debt

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Loss on extinguishment of debt	$—	$2	$—	$2

During the second quarter of 2018, we recognized loss on extinguishment of debt for fees and expenses incurred related to the refinancing of our senior secured credit facilities of $2 million.

Other Expense (Income), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Other expense (income), net	$7	$(26)	$—	$(22)

Other expense (income), net for the three and six months ended June 30, 2019 increased as compared to the same period in the prior year, primarily as a result of foreign currency losses in 2019 rather than the foreign currency gains that occurred in 2018, partially offset by gains on investments recognized in the first three months of 2019 that did not occur in 2018.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Income tax expense	$8	$24	$49	$43

Our effective income tax rate was 10.3% and 27.3% in the second quarter of 2019 and 2018, respectively, and 26.2% and 24.9% in the first six months of 2019 and 2018, respectively. In the first quarter of 2019 the U.S. Treasury Department issued final regulations on the transition tax and proposed regulations on Foreign Derived Intangible Income (“FDII”) which we analyzed. While the final regulations related to the transition tax did not have a material impact on us, the proposed guidance for FDII had an unfavorable impact. Although the proposed guidance for FDII is not authoritative and subject to change in the regulatory review process, we recorded a tax expense of $20 million, in the first quarter of 2019, as our best estimate of this impact. In the second quarter of 2019 the U.S. Treasury Department issued final regulations on Global Intangible Low Taxed Income (“GILTI”) which we have analyzed and determined did not have a material impact on us.

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Equity in earnings of unconsolidated affiliates	$1	$4	$—	$11

Equity in earnings of unconsolidated affiliates for the three and six months ended June 30, 2019 decreased as compared to the same periods in the prior year, primarily as a result of earnings from our investment in NovaQuest Pharma Opportunities Fund III that were recognized in 2018 that did not reoccur in 2019.

Net Income Attributable to Non-controlling Interests

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net income attributable to non-controlling interests	$(11)	$(7)	$(20)	$(11)

Net income attributable to non-controlling interests primarily included Quest Diagnostics Incorporated’s interest in Q2 Solutions.

Segment Results of Operations

The Company’s revenues and profit by segment are as follows:

Three Months Ended June 30, 2019 and 2018
	Segment Revenues		Segment Profit
(in millions)	2019	2018	2019	2018
Technology & Analytics Solutions	$1,102	$1,011	$258	$243
Research & Development Solutions	1,435	1,350	288	255
Contract Sales & Medical Solutions	203	206	16	18
Total	2,740	2,567	562	516
General corporate and unallocated			(57)	(47)
Depreciation and amortization			(294)	(282)
Restructuring costs			(14)	(17)
Consolidated	$2,740	$2,567	$197	$170

Six Months Ended June 30, 2019 and 2018
	Segment Revenues		Segment Profit
(in millions)	2019	2018	2019	2018
Technology & Analytics Solutions	$2,177	$1,996	$516	$499
Research & Development Solutions	2,851	2,715	577	523
Contract Sales & Medical Solutions	396	419	25	31
Total	5,424	5,130	1,118	1,053
General corporate and unallocated			(96)	(93)
Depreciation and amortization			(589)	(564)
Restructuring costs			(26)	(43)
Consolidated	$5,424	$5,130	$407	$353

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

Technology & Analytics Solutions

	Three Months Ended June 30,		Change
(in millions)	2019	2018	$	%
Revenues	$1,102	$1,011	$91	9.0%
Costs of revenue, exclusive of depreciation and amortization	656	582	74	12.7
Selling, general and administrative	188	186	2	1.1
Segment profit	$258	$243	$15	6.2%

	Six Months Ended June 30,		Change
(in millions)	2019	2018	$	%
Revenues	$2,177	$1,996	$181	9.1%
Costs of revenue	1,289	1,129	160	14.2
Selling, general and administrative	372	368	4	1.1
Segment profit	$516	$499	$17	3.4%

Revenues

Technology & Analytics Solutions’ revenues were $1,102 million for the second quarter of 2019, an increase of $91 million, or 9.0%, over the same period in 2018. This increase was comprised of constant currency revenue growth of approximately $115 million, or 11.4%, and a negative impact of approximately $24 million from the effects of foreign currency fluctuations.

Technology & Analytics Solutions’ revenues were $2,177 million for the first six months of 2019, an increase of $181 million, or 9.1%, over the same period in 2018. This increase was comprised of constant currency revenue growth of approximately $242 million, or 12.1%, and a negative impact of approximately $61 million from the effects of foreign currency fluctuations.

The constant currency growth for both the three and six months ended June 30, 2019 resulted primarily from revenue growth in the Americas region as well as the Europe and Africa region. The revenue growth in these regions was driven by higher real-world and analytical services as well as incremental revenue from acquisitions.

Costs of Revenue, exclusive of Depreciation and Amortization

Technology & Analytics Solutions’ costs of revenue increased $74 million, or 12.7%, in the second quarter of 2019 over the same period in 2018. This increase included a constant currency increase of approximately $90 million, or 15.5%, and a positive impact of approximately $16 million from the effects of foreign currency fluctuations.

Technology & Analytics Solutions’ costs of revenue increased $160 million, or 14.2%, in the first six months of 2019 over the same period in 2018. This increase included a constant currency increase of approximately $196 million, or 17.4%, and a positive impact of approximately $36 million from the effects of foreign currency fluctuations.

The constant currency increase for both the three and six months ended June 30, 2019 was primarily due to an increase in compensation and related expenses from higher headcount to support revenue growth and incremental costs from acquisitions.

Selling, General and Administrative Expenses

Technology & Analytics Solutions’ selling, general and administrative expenses increased $2 million, or 1.1%, in the second quarter of 2019 as compared to the same period in 2018, which included a constant currency increase of approximately $8 million, or 4.3%, and a positive impact of approximately $6 million from the effects of foreign currency fluctuations.

Technology & Analytics Solutions’ selling, general and administrative expenses increased $4 million, or 1.1%, in the first six months of 2019 as compared to the same period in 2018, which included a constant currency increase of approximately $20 million, or 5.4%, and a positive impact of approximately $16 million from the effects of foreign currency fluctuations.

The constant currency increase for both the three and six months ended June 30, 2019 was primarily related to an increase in compensation and related expenses from higher headcount to support growth and incremental costs from acquisitions.

Research & Development Solutions

	Three Months Ended June 30,		Change
(in millions)	2019	2018	$	%
Revenues	$1,435	$1,350	$85	6.3%
Costs of revenue, exclusive of depreciation and amortization	971	921	50	5.4
Selling, general and administrative expenses	176	174	2	1.1
Segment profit	$288	$255	$33	12.9%

	Six Months Ended June 30,		Change
(in millions)	2019	2018	$	%
Revenues	$2,851	$2,715	$136	5.0%
Costs of revenue	1,917	1,844	73	4.0
Selling, general and administrative expenses	357	348	9	2.6
Segment profit	$577	$523	$54	10.3%

Backlog

Research & Development Solutions’ contracted backlog increased from $17.13 billion at December 31, 2018 to $18.03 billion at June 30, 2019 and we expect approximately $4.9 billion of this backlog to convert to revenue in the next twelve months.

Revenues

Research & Development Solutions’ revenues were $1,435 million in the second quarter of 2019, an increase of $85 million, or 6.3%, over the same period in 2018. This increase was comprised of constant currency revenue growth of approximately $101 million, or 7.5%, and a negative impact of approximately $16 million from the effects of foreign currency fluctuations.

Research & Development Solutions’ revenues were $2,851 million in the first six months of 2019, an increase of $136 million, or 5.0%, over the same period in 2018. This increase was comprised of constant currency revenue growth of approximately $173 million, or 6.4%, and a negative impact of approximately $37 million from the effects of foreign currency fluctuations.

The constant currency growth for both the three and six months ended June 30, 2019 primarily included volume-related increases in clinical services, data management, lifecycle safety and lab testing volumes as well as incremental revenue from acquisitions.

Costs of Revenue, exclusive of Depreciation and Amortization

Research & Development Solutions’ costs of revenue increased $50 million, or 5.4%, in the second quarter of 2019 over the same period in 2018. This increase included a constant currency increase of approximately $74 million, or 8.0%, offset by a positive impact of approximately $24 million from the effects of foreign currency fluctuations. The constant currency increase for the three months ended June 30, 2019 was primarily due to an increase in compensation and related expenses, as well as incremental costs from acquisitions closed in 2018. This increase was partially offset by a decrease in reimbursed expenses. Compensation and related expenses increased as a result of headcount to support revenue growth.

Research & Development Solutions’ costs of revenue increased $73 million, or 4.0%, in the first six months of 2019 over the same period in 2018. This increase included a constant currency increase of approximately $127 million, or 6.9%, offset by a positive impact of approximately $54 million from the effects of foreign currency fluctuations. The constant currency increase for the six months ended June 30, 2019 was primarily due to an increase in compensation and related expenses as well as incremental costs from acquisitions. Compensation and related expenses increased as a result of higher headcount to support revenue growth.

Selling, General and Administrative Expenses

Research & Development Solutions’ selling, general and administrative expenses increased $2 million, or 1.1%, in the second quarter of 2019 as compared to the same period in 2018, which includes a constant currency increase of approximately $5 million, or 2.9%, offset by a positive impact of approximately $3 million from the effects of foreign currency fluctuations

Research & Development Solutions’ selling, general and administrative expenses increased $9 million, or 2.6%, in the first six months of 2019 as compared to the same period in 2018, which includes a constant currency increase of approximately $19 million, or 5.5%, offset by a positive impact of approximately $10 million from the effects of foreign currency fluctuations.

The constant currency increase for both the three and six months ended June 30, 2019 was primarily related to an increase in compensation and related expenses from higher headcount to support growth and incremental costs from acquisitions.

Contract Sales & Medical Solutions

	Three Months Ended June 30,		Change
(in millions)	2019	2018	$	%
Revenues	$203	$206	$(3)	(1.5)%
Costs of revenue, exclusive of depreciation and amortization	172	171	1	0.6
Selling, general and administrative expenses	15	17	(2)	(11.8)
Segment profit	$16	$18	$(2)	(11.1)%

	Six Months Ended June 30,		Change
(in millions)	2019	2018	$	%
Revenues	$396	$419	$(23)	(5.5)%
Costs of revenue	341	353	(12)	(3.4)
Selling, general and administrative expenses	30	35	(5)	(14.3)
Segment profit	$25	$31	$(6)	(19.4)%

Revenues

Contract Sales & Medical Solutions’ revenues were $203 million in the second quarter of 2019, a decrease of $3 million, or 1.5%, over the same period in 2018. This decrease includes a negative impact of approximately $5 million from the effects of foreign currency fluctuations partially offset by a constant currency revenue increase of approximately $2 million, or 1.0%. The constant currency increase for the three months ended June 30, 2019 was largely due to volume increases in the Americas region offset by decreases in the Europe and Africa region.

Contract Sales & Medical Solutions’ revenues were $396 million in the first six months of 2019, a decrease of $23 million, or 5.5%, over the same period in 2018. This decrease included a constant currency revenue decline of approximately $13 million, or 3.1%, and a negative impact of approximately $10 million from the effects of foreign currency fluctuations. The constant currency decline for six months ended June 30, 2019 was largely due to volume decreases in the Asia-Pacific as well as the Europe and Africa region offset by volume increases in the Americas region.

Costs of Revenue, exclusive of Depreciation and Amortization

Contract Sales & Medical Solutions’ costs of revenue increased $1 million, or 0.6%, in the second quarter of 2019 as compared to the same period in 2018. This increase included a constant currency increase of approximately $4 million, or 2.3%, and a positive impact of approximately $3 million from the effects of foreign currency fluctuations. The constant currency increase for the three months ended June 30, 2019 was due to an increase in compensation and related expenses resulting from an increase in billable headcount.

Contract Sales & Medical Solutions’ costs of revenue decreased $12 million, or 3.4%, in the first six months of 2019 as compared to the same period in 2018. This decrease included a constant currency decline of approximately $4 million, or 1.1%, and a positive impact of approximately $8 million from the effects of foreign currency fluctuations. Cost of revenue on a constant currency basis and billable headcount were approximately flat in the first six months of 2019 as compared to the same period in 2018.

Selling, General and Administrative Expenses

Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $2 million, or 11.8%, in the second quarter of 2019 as compared to the same period in 2018, which includes a constant currency decrease of approximately $1 million, or 5.9% and a positive impact of approximately $1 million from the effects of foreign currency fluctuations

Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $5 million, or 14.3%, in the first six months of 2019 as compared to the same period in 2018, which includes a constant currency decrease of approximately $4 million, or 11.4%, and a positive impact of approximately $1 million from the effects of foreign currency fluctuations.

The constant currency decrease for both the three and six months ended June 30, 2019 was primarily related to cost saving initiatives.

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

We had a cash balance of $938 million at June 30, 2019 ($294 million of which was in the United States), an increase from $891 million at December 31, 2018.

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

Equity Repurchase Program

During the six months ended June 30, 2019, we repurchased 2,752,247 shares of our common stock for approximately $376.7 million under the Repurchase Program. These amounts include 1,000,000 shares of our common stock, which we repurchased directly from underwriters in connection with a secondary public offering of shares of our common stock held by certain of our remaining private equity sponsors for an aggregate purchase price of $140.8 million. See Note 9 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details regarding the Repurchase Program.

As of June 30, 2019, we have remaining authorization to repurchase up to approximately $1.9 billion of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

Debt

Senior Notes

During the second quarter of 2019, we issued $1.1 billion of senior notes due 2027. The senior notes mature on May 15, 2027 and bear an interest rate of 5.00%, which is paid semi-annually on May 15 and November 15 of each year, beginning on November 15, 2019. The net proceeds from the senior notes due 2027 were used to repay existing borrowings under our revolving credit facility, to pay fees and expenses related to the notes offering. See Note 8 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details regarding our credit arrangements.

As of June 30, 2019, we had $11.5 billion of total indebtedness, excluding $1.5 billion of additional available borrowings under our revolving credit facility.

Our long-term debt arrangements contain customary restrictive covenants and, as of June 30, 2019, we believe we were in compliance with our restrictive covenants in all material respects.

Six months ended June 30, 2019 and 2018

Cash Flow from Operating Activities

	Six Months Ended June 30,
(in millions)	2019	2018
Net cash provided by operating activities	$504	$493

Cash provided by operating activities increased $11 million during the first six months of 2019 as compared to the same period in 2018. The increase is primarily due to higher cash-related net income of $93 million partially offset by normal fluctuations in cash collections from clients and accounts payable.

Cash Flow from Investing Activities

	Six Months Ended June 30,
(in millions)	2019	2018
Net cash used in investing activities	$(510)	$(450)

Cash used in investing activities increased $60 million during the first six months of 2019 as compared to the same period in 2018. This increase was comprised primarily of higher cash used for the acquisition of property, equipment and software ($98 million), partially offset by lower cash used for the acquisition of businesses, net of cash acquired ($26 million) and investments in equity securities ($10 million).

Cash Flow from Financing Activities

	Six Months Ended June 30,
(in millions)	2019	2018
Net cash provided by (used in) financing activities	$28	$(93)

Cash provided by financing activities increased $121 million during the first six months of 2019 as compared to the same period in 2018. The increase in cash provided by financing activities was primarily due to a decrease in cash used to repurchase common stock ($287 million), partially offset by less cash from debt issuances, net of repayments ($191 million).

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

With the exception of new senior notes disclosed in Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

From inception of the Repurchase Program through June 30, 2019, we have repurchased a total of $5.8 billion of our securities under the Repurchase Program.

During the six months ended June 30, 2019, we repurchased 2,752,247 shares of our common stock for approximately $376.7 million under the Repurchase Program. These amounts include 1,000,000 shares of our common stock, which we repurchased directly from underwriters in connection with a secondary public offering of shares of our common stock held by certain of our remaining private equity sponsors for an aggregate purchase price of $140.8 million. See Note 9 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details regarding the Repurchase Program.

As of June 30, 2019, we have remaining authorization to repurchase up to approximately $1.9 billion of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

Since the merger between Quintiles and IMS Health, we have repurchased 59.2 million shares of our common stock at an average market price per share of $91.36 for an aggregate purchase price of $5.4 billion both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

The following table summarizes the monthly equity repurchase program activity for the three months ended June 30, 2019 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2019 — April 30, 2019	—	$—	—	$2,144
May 1, 2019 — May 31, 2019	1.2	$134.14	1.2	$1,988
June 1, 2019 — June 30, 2019	0.6	$135.68	0.6	$1,908
	1.8		1.8

Item 6. Exhibits

The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

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

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on July 24, 2019.

IQVIA HOLDINGS INC.

/s/ Michael R. McDonnell
Michael R. McDonnell Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)