Form 10-Q
period 2019-09-30
IQVIA HOLDINGS INC.
filed 2019-11-01
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	194,037,571 shares outstanding as of October 21, 2019

IQVIA HOLDINGS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Revenues	$2,769	$2,594	$8,193	$7,724
Costs of revenue, exclusive of depreciation and amortization	1,852	1,678	5,399	5,004
Selling, general and administrative expenses	395	429	1,250	1,273
Depreciation and amortization	299	283	888	847
Restructuring costs	19	23	45	66
Income from operations	204	181	611	534
Interest income	(3)	(2)	(7)	(5)
Interest expense	114	105	338	308
Loss on extinguishment of debt	24	—	24	2
Other expense (income), net	—	27	—	5
Income before income taxes and equity in earnings of unconsolidated affiliates	69	51	256	224
Income tax (benefit) expense	(1)	(14)	48	29
Income before equity in earnings of unconsolidated affiliates	70	65	208	195
Equity in (loss) earnings of unconsolidated affiliates	(1)	2	(1)	13
Net income	69	67	207	208
Net income attributable to non-controlling interests	(12)	(7)	(32)	(18)
Net income attributable to IQVIA Holdings Inc.	$57	$60	$175	$190
Earnings per share attributable to common stockholders:
Basic	$0.29	$0.30	$0.89	$0.93
Diluted	$0.29	$0.29	$0.87	$0.91
Weighted average common shares outstanding:
Basic	194.5	202.3	195.9	205.2
Diluted	199.0	206.8	200.5	209.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net income	$69	$67	$207	$208
Comprehensive income (loss) adjustments:
Unrealized (losses) gains on derivative instruments, net of income tax (benefit) expense of ($2), $1, ($7) and $3	(5)	4	(23)	8
Foreign currency translation, net of income tax expense of $57, $12, $65 and $40	(162)	(122)	(131)	(280)
Reclassification adjustments:
Gains on derivative instruments included in net income, net of income tax expense (benefit) of $0, ($1), ($1) and $0	2	—	(2)	—
Comprehensive (loss) income	(96)	(51)	51	(64)
Comprehensive income attributable to non-controlling interests	(9)	(5)	(29)	(15)
Comprehensive (loss) income attributable to IQVIA Holdings Inc.	$(105)	$(56)	$22	$(79)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions, except per share data)	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$863	$891
Trade accounts receivable and unbilled services, net	2,514	2,394
Prepaid expenses	150	151
Income taxes receivable	65	69
Investments in debt, equity and other securities	57	47
Other current assets and receivables	346	322
Total current assets	3,995	3,874
Property and equipment, net	451	434
Operating lease right-of-use assets	490	—
Investments in debt, equity and other securities	47	41
Investments in unconsolidated affiliates	96	101
Goodwill	11,919	11,800
Other identifiable intangibles, net	5,546	5,951
Deferred income taxes	108	109
Deposits and other assets	240	239
Total assets	$22,892	$22,549
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,190	$2,295
Unearned income	954	1,007
Income taxes payable	123	100
Current portion of long-term debt	98	100
Other current liabilities	211	32
Total current liabilities	3,576	3,534
Long-term debt	11,444	10,907
Deferred income taxes	654	736
Operating lease liabilities	393	—
Other liabilities	431	418
Total liabilities	16,498	15,595
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized at September 30, 2019 and December 31, 2018, $0.01 par value, 252.8 and 251.5 shares issued at September 30, 2019 and December 31, 2018, respectively	10,990	10,901
Retained earnings	982	807
Treasury stock, at cost, 58.8 and 54.0 shares at September 30, 2019 and December 31, 2018, respectively	(5,464)	(4,770)
Accumulated other comprehensive loss	(377)	(224)
Equity attributable to IQVIA Holdings Inc.’s stockholders	6,131	6,714
Non-controlling interests	263	240
Total stockholders’ equity	6,394	6,954
Total liabilities and stockholders’ equity	$22,892	$22,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(in millions)	2019	2018
Operating activities:
Net income	$207	$208
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	888	847
Amortization of debt issuance costs and discount	10	8
Stock-based compensation	87	78
Loss (earnings) from unconsolidated affiliates	1	(13)
Gain on investments, net	—	(3)
Benefit from deferred income taxes	(154)	(183)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(167)	(219)
Change in other operating assets and liabilities	(38)	114
Net cash provided by operating activities	834	837
Investing activities:
Acquisition of property, equipment and software	(445)	(321)
Acquisition of businesses, net of cash acquired	(461)	(255)
Purchases of marketable securities, net	(2)	(3)
Investments in unconsolidated affiliates, net of payments received	3	(24)
Investments in equity securities	(10)	(23)
Other	5	(6)
Net cash used in investing activities	(910)	(632)
Financing activities:
Proceeds from issuance of debt	1,900	1,631
Payment of debt issuance costs	(47)	(23)
Repayment of debt and principal payments on capital lease obligations	(875)	(707)
Proceeds from revolving credit facility	1,710	1,800
Repayment of revolving credit facility	(1,930)	(2,169)
Proceeds related to employee stock option plans	15	18
Repurchase of common stock	(679)	(801)
Distributions to non-controlling interest, net	(6)	(19)
Contingent consideration and deferred purchase price payments	(21)	(24)
Net cash provided by (used in) financing activities	67	(294)
Effect of foreign currency exchange rate changes on cash	(19)	(43)
Decrease in cash and cash equivalents	(28)	(132)
Cash and cash equivalents at beginning of period	891	959
Cash and cash equivalents at end of period	$863	$827

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total
Balance, December 31, 2018	251.5	(54.0)	$3	$10,898	$807	$(4,770)	$(224)	$240	$6,954
Issuance of common stock	0.7	—	—	5	—	—	—	—	5
Repurchase of common stock	—	(1.0)	—	—	—	(145)	—	—	(145)
Stock-based compensation	—	—	—	21	—	—	—	—	21
Net income	—	—	—	—	58	—	—	9	67
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(5)	—	(5)
Foreign currency translation, net of tax	—	—	—	—	—	—	(32)	1	(31)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(1)	—	(1)
Balance, March 31, 2019	252.2	(55.0)	3	10,924	865	(4,915)	(262)	250	6,865
Issuance of common stock	0.4	—	—	8	—	—	—	—	8
Repurchase of common stock	—	(1.8)	—	—	—	(236)	—	—	(236)
Stock-based compensation	—	—	—	29	—	—	—	—	29
Distribution to non-controlling interest	—	—	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	60	—	—	11	71
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(13)	—	(13)
Foreign currency translation, net of tax	—	—	—	—	—	—	63	(1)	62
Reclassification adjustments, net of tax	—	—	—	—	—	—	(3)	—	(3)
Balance, June 30, 2019	252.6	(56.8)	3	10,961	925	(5,151)	(215)	258	6,781
Issuance of common stock	0.2	—	—	(4)	—	—	—	—	(4)
Repurchase of common stock	—	(2.0)	—	—	—	(313)	—	—	(313)
Stock-based compensation	—	—	—	30	—	—	—	—	30
Distribution to non-controlling interest	—	—	—	—	—	—	—	(4)	(4)
Net income	—	—	—	—	57	—	—	12	69
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(5)	—	(5)
Foreign currency translation, net of tax	—	—	—	—	—	—	(159)	(3)	(162)
Reclassification adjustments, net of tax	—	—	—	—	—	—	2	—	2
Balance, September 30, 2019	$252.8	$(58.8)	$3	$10,987	$982	$(5,464)	$(377)	$263	$6,394

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total
Balance, December 31, 2017	249.5	(41.4)	$2	$10,780	$538	$(3,374)	$49	$249	$8,244
Issuance of common stock	0.5	—	—	(5)	—	—	—	—	(5)
Repurchase of common stock	—	(0.9)	—	—	—	(86)	—	—	(86)
Stock-based compensation	—	—	—	20	—	—	—	—	20
Net income	—	—	—	—	69	—	—	4	73
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	1	—	1
Foreign currency translation, net of tax	—	—	—	—	—	—	203	4	207
Reclassification adjustments, net of tax	—	—	—	—	—	—	1	—	1
Other	—	—	—	—	(2)	—	—	—	(2)
Balance, March 31, 2018	250.0	(42.3)	2	10,795	605	(3,460)	254	257	8,453
Issuance of common stock	0.4	—	1	13	—	—	—	—	14
Repurchase of common stock	—	(5.6)	—	—	—	(573)	—	—	(573)
Stock-based compensation	—	—	—	25	—	—	—	—	25
Distribution to non-controlling interest	—	—	—	—	—	—	—	(19)	(19)
Contribution from non-controlling interest	—	—	—	—	—	—	—	10	10
Net income	—	—	—	—	61	—	—	7	68
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	3	—	3
Foreign currency translation, net of tax	—	—	—	—	—	—	(360)	(5)	(365)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(1)	—	(1)
Other	—	—	—	—	(1)	—	—	—	(1)
Balance, June 30, 2018	250.4	(47.9)	3	10,833	665	(4,033)	(104)	250	7,614
Issuance of common stock	0.8	—	—	15	—	—	—	—	15
Repurchase of common stock	—	(1.0)	—	—	—	(134)	—	—	(134)
Stock-based compensation	—	—	—	25	—	—	—	—	25
Distribution to non-controlling interest	—	—	—	—	—	—	—	(10)	(10)
Contribution from non-controlling interest	—	—	—	—	—	—	—	—	0
Net income	—	—	—	—	60	—	—	7	67
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	4	—	4
Foreign currency translation, net of tax	—	—	—	—	—	—	(120)	(2)	(122)
Other	—	—	—	—	1	—	—	—	1
Balance, September 30, 2018	251.2	(48.9)	$3	$10,873	$726	$(4,167)	$(220)	$245	$7,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

The Company

IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of advanced analytics, technology solutions and contract research services to the life sciences industry. With approximately 65,000 employees, IQVIA conducts business in more than 100 countries.

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

In February 2016, the FASB issued new accounting guidance that requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. The income statement will reflect lease expense for operating leases, and amortization and interest expense for financing leases. The Company adopted this new accounting guidance on January 1, 2019 and elected the practical expedients upon transition that retained the lease classification, initial direct costs and determination of whether contracts are or contain a lease, for any leases that existed prior to adoption of the new guidance. The Company also elected the transition method which allows for disclosures to be updated prospectively and prior periods to be presented in accordance with previous guidance. The adoption of this standard had a material impact on the Company’s condensed consolidated balance sheets but did not have a material impact on the Company’s condensed consolidated results of operations or cash flows.

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

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations

The following tables represent revenues by geographic region and reportable segment for the three and nine months ended September 30, 2019 and 2018:
	Three Months Ended September 30, 2019
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$580	$726	$104	$1,410
Europe and Africa	369	394	48	811
Asia-Pacific	146	346	56	548
Total revenues	$1,095	$1,466	$208	$2,769

	Three Months Ended September 30, 2018
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$527	$670	$87	$1,284
Europe and Africa	359	418	56	833
Asia-Pacific	128	294	55	477
Total revenues	$1,014	$1,382	$198	$2,594

	Nine Months Ended September 30, 2019
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$1,722	$2,009	$298	$4,029
Europe and Africa	1,128	1,298	148	2,574
Asia-Pacific	422	1,010	158	1,590
Total revenues	$3,272	$4,317	$604	$8,193

	Nine Months Ended September 30, 2018
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$1,506	$1,909	$272	$3,687
Europe and Africa	1,111	1,279	180	2,570
Asia-Pacific	393	909	165	1,467
Total revenues	$3,010	$4,097	$617	$7,724

No customer accounted for 10% or more of consolidated revenues for the three and nine months ended September 30, 2019 or 2018.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2019, approximately $20.0 billion of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenue on approximately 35% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.

3.  Trade Accounts Receivable, Unbilled Services and Unearned Income

Trade accounts receivables and unbilled services consist of the following:

(in millions)	September 30, 2019	December 31, 2018
Trade accounts receivable:
Billed	$1,176	$1,279
Unbilled services	1,351	1,130
Trade accounts receivable and unbilled services	2,527	2,409
Allowance for doubtful accounts	(13)	(15)
Trade accounts receivable and unbilled services, net	$2,514	$2,394

Unbilled services and unearned income were as follows:

(in millions, except percentages)	September 30, 2019	December 31, 2018	Change
Unbilled services	$1,351	$1,130	$221
Unearned income	(954)	(1,007)	53
Net balance	$397	$123	$274

Unbilled services, which is comprised of approximately equal parts of unbilled receivables and contract assets as of September 30, 2019, increased by $221 million as compared to December 31, 2018. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income decreased by $53 million over the same period resulting in an increase of $274 million in the net balance of unbilled services and unearned income between December 31, 2018 and September 30, 2019. Growth in the net balance is driven by the difference in timing of revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers, related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.

Bad debt expense recognized on the Company’s receivables and unbilled services was de minimis for the three and nine months ended September 30, 2019 and 2018.

4. Leases

The Company has operating leases for corporate offices, datacenters, motor vehicles and certain equipment, many of which contain renewal and escalation clauses. The leases expire at various dates through 2029 with options to cancel certain leases at various intervals. In determining the lease term at lease commencement, the Company includes the noncancellable term and the periods which the Company deems it is reasonably certain to exercise or not to exercise a renewal or cancellation option. As of September 30, 2019, the Company has additional operating leases, primarily for corporate offices, that have not yet commenced of $15 million. These operating leases will commence in the third quarter of 2019 with lease terms through 2026.

The components of lease expense were as follows:

(in millions)	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost (1)	Selling, general and administrative expenses	$48	$143
Total lease cost		$48	$143
(1)	Includes variable lease costs, which are immaterial.

Other information related to leases was as follows:

(in millions)	Nine Months Ended September 30, 2019
Supplemental Cash Flow:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$147
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$62
Weighted Average Remaining Lease Term:
Operating leases	4.90 years
Weighted Average Discount Rate:
Operating leases	4.26%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

(in millions)	Operating Leases
Remainder of 2019	$44
2020	151
2021	120
2022	97
2023	74
2024	49
Thereafter	80
Total future minimum lease payments	615
Less imputed interest	(69)
Total	$546
Reported as of September 30, 2019:
Other current liabilities	$153
Operating lease liabilities	393
Total	$546

The Company elected the alternative modified transition method and as such, included the following prior period information as previously disclosed in accordance with Accounting Standards Codification (“ASC”) 840.

The following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2018:

(in millions)	Operating Leases
2019	$167
2020	136
2021	108
2022	90
2023	69
Thereafter	119
Total minimum lease payments	$689

5. Goodwill

The following is a summary of goodwill by reportable segment for the nine months ended September 30, 2019:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2018	$10,239	$1,427	$134	$11,800
Business combinations	157	171	5	333
Impact of foreign currency fluctuations and other	(210)	(4)	—	(214)
Balance as of September 30, 2019	$10,186	$1,594	$139	$11,919

6. Derivatives

The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

		September 30, 2019			December 31, 2018
(in millions)	Balance Sheet Classification	Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$—	$4	$132	$5	$3	$202
Interest rate swaps	Other assets and liabilities	—	33	875	3	9	890
Interest rate caps	Deposits and other assets	—	—	—	1	—	700
Derivatives not designated as hedging instruments:
Interest rate swaps	Other liabilities	—	3	317	—	5	432
Total derivatives		$—	$40		$9	$17

The effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Foreign exchange forward contracts	$(1)	$1	$(5)	$2
Interest rate derivatives	(3)	3	(27)	9
Total	$(4)	$4	$(32)	$11

The amount of foreign exchange gains related to the net investment hedge included in the cumulative translation adjustment component of accumulated other comprehensive loss (“AOCI”) for the nine months ended September 30, 2019 was $255 million.

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

The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values at September 30, 2019 and December 31, 2018 due to their short-term nature. At September 30, 2019 and December 31, 2018, the fair value of total debt approximated $11,792 million and $10,850 million, respectively, as determined under Level 1 and Level 2 measurements for these financial instruments.

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of September 30, 2019:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$69	$—	$—	$69
Derivatives	—	—	—	—
Total	$69	$—	$—	$69
Liabilities:
Derivatives	$—	$40	$—	$40
Contingent consideration	—	—	113	113
Total	$—	$40	$113	$153

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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the nine months ended September 30:

	Contingent Consideration
(in millions)	2019	2018
Balance as of January 1	$123	$69
Business combinations	41	22
Contingent consideration paid	(44)	(24)
Revaluations included in earnings and foreign currency translation adjustments	(7)	35
Balance as of September 30	$113	$102

The current portion of contingent consideration is included within accrued expenses and the long-term portion is included within other liabilities on the accompanying condensed consolidated balance sheets. Revaluations of the contingent consideration are recognized in other expense (income), net on the accompanying condensed consolidated statements of income.

8. Credit Arrangements

The following is a summary of the Company’s revolving credit facilities at September 30, 2019:

Facility	Interest Rates
$1,500 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 1.50% at September 30, 2019
$25 million (receivables financing facility)	LIBOR Market Index Rate (2.02% at September 30, 2019) plus 0.90%
£10 million (approximately $12 million) (general banking facility)	Bank’s base rate of 0.75% at September 30, 2019 plus 1%

The following table summarizes the Company’s debt at the dates indicated:

(in millions)	September 30, 2019	December 31, 2018
Senior Secured Credit Facilities:
Term A Loan due 2023—U.S. Dollar LIBOR at average floating rates of 3.60%	$780	$812
Term A Loan due 2023—Euro LIBOR at average floating rates of 1.50%	382	416
Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 4.10%	535	535
Term B Loan due 2024—Euro LIBOR at average floating rates of 2.00%	1,274	1,346
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 4.10%	735	741
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 3.85%	938	945
Term B Loan due 2025—Euro LIBOR at average floating rates of 2.00%	628	664
Revolving Credit Facility due 2023:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of 3.54%	400	620
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	—
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	459	481
3.25% Senior Notes due 2025—Euro denominated	1,556	1,631
3.5% Senior Notes due 2024—Euro denominated	682	715
4.875% Senior Notes due 2023—U.S. Dollar denominated	—	800
2.25% Senior Notes due 2028—Euro denominated	786	—
Receivables financing facility due 2020—U.S. Dollar LIBOR at average floating rates of 2.92%	300	300
Principal amount of debt	11,605	11,056
Less: unamortized discount and debt issuance costs	(63)	(49)
Less: current portion	(98)	(100)
Long-term debt	$11,444	$10,907

Contractual maturities of long-term debt are as follows at September 30, 2019:

(in millions)
Remainder of 2019	$25
2020	398
2021	98
2022	98
2023	1,398
Thereafter	9,588
$11,605

At September 30, 2019, there were bank guarantees totaling approximately £0.8 million (approximately $1.0 million) issued against the availability of the general banking facility.

Senior Secured Credit Facilities

At September 30, 2019, the Company’s senior credit facilities provided financing of approximately $6,772 million, which consisted of $5,672 million principal amounts of debt outstanding (as detailed in the table above) and $1,100 million of available borrowing capacity on the $1,500 million revolving credit facility. On August 9, 2019, the Company repriced the Euro LIBOR floor applicable to the Euro-denominated Term B Loan due 2024 and Term B Loan due 2025 to 0% per annum.

Senior Notes

On August 13, 2019, IQVIA Inc. (the “Issuer”), a wholly owned subsidiary of the Company, completed the issuance and sale of €720 million in gross proceeds of the Issuer’s 2.25% Senior Notes due 2028 (the “2.25% Notes”). The 2.25% Notes were issued pursuant to an Indenture, dated August 13, 2019, among the Issuer, U.S. Bank National Association, as trustee of the 2.25% Notes, and certain subsidiaries of the Issuer as guarantors. The net proceeds from the notes offering, together with available cash, were used to redeem the Issuer’s outstanding 4.875% senior notes due 2023 (the “4.875% Notes”), and to pay fees and expenses related to the notes offering. On July 29, 2019, the Issuer issued a conditional notice of redemption with respect to the 4.875% Notes, for a total redemption price equal to the sum of the principal amount of the 4.875% Notes, accrued and unpaid interest on the 4.875% Notes to the redemption date and the applicable redemption premium. The Issuer’s obligations with respect to the 4.875% Notes were discharged on August 13, 2019. The 2.25% Notes are unsecured obligations of the Issuer, will mature on January 15, 2028 and bear interest at the rate of 2.25% per annum, with interest payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2020. The Issuer may redeem the Notes prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to July 15, 2022 (subject to a customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 101.125% to 0.000%.

On May 10, 2019, the “Issuer completed the issuance and sale of $1.1 billion in gross proceeds of the Issuer’s 5.00% Senior Notes due 2027 (the “5.00% Notes”). The 5.00% Notes were issued pursuant to an Indenture, dated May 10, 2019, among the Issuer, U.S. Bank National Association, as trustee of the 5.00% Notes, and certain subsidiaries of the Issuer as guarantors. The net proceeds from the notes offering were used to repay existing borrowings under the Issuer’s revolving credit facility, to pay fees and expenses related to the notes offering and for other general corporate purposes. The 5.00% Notes are unsecured obligations of the Issuer, will mature on May 15, 2027 and bear interest at the rate of 5.00% per annum, with interest payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2019. The Issuer may redeem the 5.00% Notes prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to May 15, 2022 (subject to a customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 2.500% to 0.000%.

Restrictive Covenants

The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. At September 30, 2019, the Company was in compliance with the financial covenants under its debt agreements in all material respects.

9. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of September 30, 2019 or December 31, 2018.

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

On February 13, 2019, the Company’s Board of Directors (the “Board”) increased the stock repurchase authorization under a previously approved equity repurchase program (the “Repurchase Program”) by $2.0 billion, which increased the total amount that has been authorized under the Repurchase Program to $7.725 billion since the plan’s inception in October 2013. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time.

During the nine months ended September 30, 2019, the Company repurchased 4,785,803 shares of its common stock for approximately $690.3 million under the Repurchase Program. These amounts include shares of the Company’s common stock that it repurchased directly from underwriters in connection with the underwritten secondary public offering described above and 1,000,000 shares of the Company’s common stock repurchased from certain Selling Stockholders in a private transaction for an aggregate purchase price of approximately $156.9 million. As of September 30, 2019, the Company has remaining authorization to repurchase up to approximately $1.6 billion of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

10. Business Combinations

The Company completed several immaterial acquisitions during the nine months ended September 30, 2019. The Company’s assessment of fair value and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented for these acquisitions as the aggregate operations of the acquired businesses were not significant to the overall operations of the Company.

The following table provides certain financial information for these acquisitions, including the preliminary allocation of the purchase price to certain intangible assets acquired and goodwill:

	Amortization
(in millions)	Period	2019
Total cost of acquisitions, net of cash acquired(1)		$525
Amounts recorded in the condensed consolidated balance sheets:
Goodwill		333
Portion of goodwill deductible for income tax purposes		106
Intangible assets:
Customer relationships	6-18 years	167
Non-compete agreements	3-5 years	4
Software	3-8 years	27
Trade names	1-8 years	3
Backlog	2 years	11
Total intangible assets		212

(1)	Total cost of acquisitions, net of cash acquired, includes contingent consideration and deferred purchase payments of $64 million.

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

The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs	Facility Exit Costs	Total
Balance at December 31, 2018	$47	$27	$74
Expense, net of reversals	45	—	45
Payments	(40)	(15)	(55)
Foreign currency translation and other	(2)	(9)	(11)
Balance at September 30, 2019	$50	$3	$53

Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals at September 30, 2019 will be paid in 2019 and 2020.

12. Income Taxes

The effective income tax rate was (1.4%) and (27.5%) in the third quarter of 2019 and 2018, respectively, and 18.8% and 12.9% in the first nine months of 2019 and 2018, respectively. The effective income tax rate in the third quarter and the first nine months of 2019 included several individually immaterial discrete benefits. The effective income tax rate in the third quarter and the first nine months of 2018 included a $27 million provisional benefit related to the transition tax.

13. Comprehensive Income (Loss)

Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2018	$(419)	$(1)	$19	$177	$(224)
Other comprehensive income (loss) before reclassifications	(63)	(30)	—	(58)	(151)
Reclassification adjustments	—	(2)	—	—	(2)
Balance at September 30, 2019	$(482)	$(33)	$19	$119	$(377)

Below is a summary of the adjustments for (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

	Affected Financial Statement	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Line Item	2019	2018	2019	2018
Derivative instruments:
Foreign exchange forward contracts	Revenues	$2	$1	$3	$(2)
Foreign exchange forward contracts	Other expense (income), net	—	(2)	(6)	2
Total before income taxes		2	(1)	(3)	—
Income tax (benefit) expense		—	(1)	(1)	—
Total net of income taxes		$2	$—	$(2)	$—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Revenues
Technology & Analytics Solutions	$1,095	$1,014	$3,272	$3,010
Research & Development Solutions	1,466	1,382	4,317	4,097
Contract Sales & Medical Solutions	208	198	604	617
Total revenues	2,769	2,594	8,193	7,724
Costs of revenue, exclusive of depreciation and amortization
Technology & Analytics Solutions	667	589	1,956	1,718
Research & Development Solutions	1,007	921	2,924	2,765
Contract Sales & Medical Solutions	178	168	519	521
Total costs of revenue	1,852	1,678	5,399	5,004
Selling, general and administrative expenses
Technology & Analytics Solutions	167	190	539	558
Research & Development Solutions	172	171	529	519
Contract Sales & Medical Solutions	15	16	45	51
General corporate and unallocated	41	52	137	145
Total selling, general and administrative expenses	395	429	1,250	1,273
Segment profit
Technology & Analytics Solutions	261	235	777	734
Research & Development Solutions	287	290	864	813
Contract Sales & Medical Solutions	15	14	40	45
Total segment profit	563	539	1,681	1,592
General corporate and unallocated	(41)	(52)	(137)	(145)
Depreciation and amortization	(299)	(283)	(888)	(847)
Restructuring costs	(19)	(23)	(45)	(66)
Total income from operations	$204	$181	$611	$534

15. Earnings Per Share

The following table presents the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions or the effect of including such stock-based awards in the computation would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Shares subject to performance conditions	1.3	0.8	1.3	0.8
Shares subject to anti-dilutive stock-based awards	0.4	0.6	0.7	1.1
Total shares excluded from diluted earnings per share	1.7	1.4	2.0	1.9

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

Overview

IQVIA Holdings Inc. (“IQVIA,” the “Company,” “we,” “our” and/or “us”) is a leading global provider of advanced analytics, technology solutions and contract research services to the life sciences industry. We apply human data science – leveraging the analytic rigor and clarity of data science to the ever-expanding scope of human science – to enable companies to reimagine and develop new approaches to clinical development and commercialization, speed innovation, and accelerate improvements in healthcare outcomes. Powered by the IQVIA CORE™, we deliver unique and actionable insights at the intersection of large-scale analytics, transformative technology and extensive domain expertise, as well as execution capabilities. With approximately 65,000 employees, we conduct operations in more than 100 countries.

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

Foreign Currency Translation

In the first nine months of 2019, approximately 40% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 55 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period-to-period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results.

Consolidated Results of Operations

For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.

Revenues

	Three Months Ended September 30,		Change
(in millions)	2019	2018	$	%
Revenues	$2,769	$2,594	$175	6.7%

For the third quarter of 2019, our revenues increased $175 million, or 6.7%, as compared to the same period in 2018. This increase was comprised of constant currency revenue growth of approximately $205 million, or 7.9%, offset by the negative impact of approximately $30 million from the effects of foreign currency fluctuations. The constant currency revenue growth was comprised of a $101 million increase in Technology & Analytics Solutions, a $94 million increase in Research & Development Solutions and a $10 million increase in Contract Sales & Medical Solutions.

	Nine Months Ended September 30,		Change
(in millions)	2019	2018	$	%
Revenues	$8,193	$7,724	$469	6.1%

For the first nine months of 2019, our revenues increased $469 million, or 6.1%, as compared to the same period in 2018. This increase was comprised of constant currency revenue growth of approximately $607 million, or 7.9%, offset by the negative impact of approximately $138 million from the effects of foreign currency fluctuations. The constant currency revenue growth was comprised of a $343 million increase in Technology & Analytics Solutions and a $267 million increase in Research & Development Solutions offset by a $3 million decrease in Contract Sales & Medical Solutions.

Costs of Revenue, exclusive of Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Costs of revenue, exclusive of depreciation and amortization	$1,852	$1,678	$5,399	$5,004
% of revenues	66.9%	64.7%	65.9%	64.8%

The $174 million increase in costs of revenues, exclusive of depreciation and amortization, for the three months ended September 30, 2019 as compared to the same period in 2018 included a constant currency increase of approximately $199 million, or 11.9%, and a positive impact of approximately $25 million from the effects of foreign currency fluctuations. The constant currency increase consisted of a $86 million increase in Technology & Analytics Solutions, a $103 million increase in Research & Development Solutions and a $10 million increase in Contract Sales & Medical Solutions.

The $395 million increase in costs of revenues, exclusive of depreciation and amortization, for the nine months ended September 30, 2019 as compared to the same period in 2018 included a constant currency increase of approximately $518 million, or 10.4%, and a positive impact of approximately $123 million from the effects of foreign currency fluctuations. The constant currency increase consisted of a $282 million increase in Technology & Analytics Solutions, a $230 million increase in Research & Development Solutions, and a $6 million increase in Contract Sales & Medical Solutions.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Selling, general and administrative expenses	$395	$429	$1,250	$1,273
% of revenues	14.3%	16.5%	15.3%	16.5%

The $34 million decrease in selling, general and administrative expenses for the three months ended September 30, 2019 as compared to the same period in 2018 included a constant currency decline of approximately $27 million, or 6.3%, and a positive impact of approximately $7 million from the effects of foreign currency fluctuations. The constant currency decline primarily consisted of a $18 million decrease in Technology & Analytics Solutions, a $1 million decrease in Contract Sales & Medical Solutions, and a $11 million decrease in general corporate and unallocated expenses, offset by a $3 million increase in Research & Development Solutions.

The $23 million decrease in selling, general and administrative expenses for the nine months ended September 30, 2019 as compared to the same period in 2018 included a constant currency increase of approximately $15 million, or 1.2%, and a positive impact of approximately $38 million from the effects of foreign currency fluctuations. The constant currency increase primarily consisted of a $22 million increase in Research & Development Solutions, a $2 million increase in Technology & Analytics Solutions, offset by a $3 million decrease in general corporate and unallocated expenses, and a $6 million decrease in Contract Sales & Medical Solutions.

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Depreciation and amortization	$299	$283	$888	$847
% of revenues	10.8%	10.9%	10.8%	11.0%

The $16 million and $41 million increase in depreciation and amortization in the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, were primarily due to higher intangible asset balances as a result of acquisitions occurring in 2018 and 2019 offset by a decrease from foreign currency fluctuations.

Restructuring Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Restructuring costs	$19	$23	$45	$66

The restructuring costs incurred during 2019 were due to ongoing efforts to streamline our global operations. The remaining actions under these plans are expected to occur throughout 2019 and into 2020 and are expected to consist of consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements.

Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Interest income	$(3)	$(2)	$(7)	$(5)
Interest expense	$114	$105	$338	$308

Interest income includes interest received primarily from bank balances and investments.

Interest expense during the three and nine months ended September 30, 2019 was higher than the same periods in 2018 due to an increase in the average debt outstanding, primarily as a result of the May 2019 issuance of $1.1 billion of 5.00% senior notes due 2027 and the June 2018 issuance of $1.63 billion of additional term B loans.

Loss on Extinguishment of Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Loss on extinguishment of debt	$24	$—	$24	$2

During the three and nine months ended September 30, 2019, we incurred $24 million of fees and expenses related to the redemption of our 4.875% senior notes due 2023 in aggregate principal amount of $800 million compared to the $2 million we incurred during the nine months ended September 30, 2018 related to the refinancing of our senior secured credit facilities.

Other Expense (Income), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Other expense (income), net	$—	$27	$—	$5

Other expense (income), net for the three and nine months ended September 30, 2019 decreased as compared to the same periods in the prior year, primarily due to the absence of fair value increase of acquisition-related contingent consideration in 2018.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Income tax expense (benefit)	$(1)	$(14)	$48	$29

Our effective income tax rate was (1.4%) and (27.5%) in the third quarter of 2019 and 2018, respectively, and 18.8% and 12.9% in the first nine months of 2019 and 2018, respectively. Our income tax expense/(benefit) in the third quarter and the first nine months of 2019 included several individually immaterial discrete benefits. Our income tax expense/(benefit) in the third quarter and the first nine months of 2018 included a $27 million provisional benefit related to the transition tax.

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Equity in earnings of unconsolidated affiliates	$(1)	$2	$(1)	$13

Equity in earnings of unconsolidated affiliates for the three and nine months ended September 30, 2019 decreased as compared to the same periods in the prior year, primarily as a result of earnings from our investment in NovaQuest Pharma Opportunities Fund III that were recognized in 2018 that did not reoccur in 2019.

Net Income Attributable to Non-controlling Interests

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net income attributable to non-controlling interests	$(12)	$(7)	$(32)	$(18)

Net income attributable to non-controlling interests primarily included Quest Diagnostics Incorporated’s interest in Q2 Solutions.

Segment Results of Operations

The Company’s revenues and profit by segment are as follows:

Three Months Ended September 30, 2019 and 2018
	Segment Revenues		Segment Profit
(in millions)	2019	2018	2019	2018
Technology & Analytics Solutions	$1,095	$1,014	$261	$235
Research & Development Solutions	1,466	1,382	287	290
Contract Sales & Medical Solutions	208	198	15	14
Total	2,769	2,594	563	539
General corporate and unallocated			(41)	(52)
Depreciation and amortization			(299)	(283)
Restructuring costs			(19)	(23)
Consolidated	$2,769	$2,594	$204	$181

Nine Months Ended September 30, 2019 and 2018
	Segment Revenues		Segment Profit
(in millions)	2019	2018	2019	2018
Technology & Analytics Solutions	$3,272	$3,010	$777	$734
Research & Development Solutions	4,317	4,097	864	813
Contract Sales & Medical Solutions	604	617	40	45
Total	8,193	7,724	1,681	1,592
General corporate and unallocated			(137)	(145)
Depreciation and amortization			(888)	(847)
Restructuring costs			(45)	(66)
Consolidated	$8,193	$7,724	$611	$534

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

Technology & Analytics Solutions

	Three Months Ended September 30,		Change
(in millions)	2019	2018	$	%
Revenues	$1,095	$1,014	$81	8.0
Costs of revenue, exclusive of depreciation and amortization	667	589	78	13.2
Selling, general and administrative	167	190	(23)	(12.1)
Segment profit	$261	$235	$26	11.1

	Nine Months Ended September 30,		Change
(in millions)	2019	2018	$	%
Revenues	$3,272	$3,010	$262	8.7
Costs of revenue	1,956	1,718	238	13.9
Selling, general and administrative	539	558	(19)	(3.4)
Segment profit	$777	$734	$43	5.9

Revenues

Technology & Analytics Solutions’ revenues were $1,095 million for the third quarter of 2019, an increase of $81 million, or 8.0%, over the same period in 2018. This increase was comprised of constant currency revenue growth of approximately $101 million, or 10.0%, and a negative impact of approximately $20 million from the effects of foreign currency fluctuations.

Technology & Analytics Solutions’ revenues were $3,272 million for the first nine months of 2019, an increase of $262 million, or 8.7%, over the same period in 2018. This increase was comprised of constant currency revenue growth of approximately $343 million, or 11.4%, and a negative impact of approximately $81 million from the effects of foreign currency fluctuations.

The constant currency growth for both the three and nine months ended September 30, 2019 resulted primarily from revenue growth in the Americas region as well as the Europe and Africa region. The revenue growth in these regions was driven by higher real-world and analytical services as well as incremental revenue from acquisitions.

Costs of Revenue, exclusive of Depreciation and Amortization

Technology & Analytics Solutions’ costs of revenue increased $78 million, or 13.2%, in the third quarter of 2019 over the same period in 2018. This increase included a constant currency increase of approximately $86 million, or 14.6%, and a positive impact of approximately $8 million from the effects of foreign currency fluctuations.

Technology & Analytics Solutions’ costs of revenue increased $238 million, or 13.9%, in the first nine months of 2019 over the same period in 2018. This increase included a constant currency increase of approximately $282 million, or 16.4%, and a positive impact of approximately $44 million from the effects of foreign currency fluctuations.

The constant currency increase for both the three and nine months ended September 30, 2019 was primarily due to an increase in compensation and related expenses from higher headcount to support revenue growth and incremental costs from acquisitions.

Selling, General and Administrative Expenses

Technology & Analytics Solutions’ selling, general and administrative expenses decreased $23 million, or 12.1%, in the third quarter of 2019 as compared to the same period in 2018, which included a constant currency decrease of approximately $18 million, or 9.5%, and a positive impact of approximately $5 million from the effects of foreign currency fluctuations.

Technology & Analytics Solutions’ selling, general and administrative expenses decreased $19 million, or 3.4%, in the first nine months of 2019 as compared to the same period in 2018, which included a constant currency increase of approximately $2 million, or 0.4%, offset by a positive impact of approximately $21 million from the effects of foreign currency fluctuations.

The constant currency decrease for both the three and nine months ended September 30, 2019 was primarily related to cost saving initiatives.

Research & Development Solutions

	Three Months Ended September 30,		Change
(in millions)	2019	2018	$	%
Revenues	$1,466	$1,382	$84	6.1
Costs of revenue, exclusive of depreciation and amortization	1,007	921	86	9.3
Selling, general and administrative expenses	172	171	1	0.6
Segment profit	$287	$290	$(3)	(1.0)

	Nine Months Ended September 30,		Change
(in millions)	2019	2018	$	%
Revenues	$4,317	$4,097	$220	5.4
Costs of revenue	2,924	2,765	159	5.8
Selling, general and administrative expenses	529	519	10	1.9
Segment profit	$864	$813	$51	6.3

Backlog

Research & Development Solutions’ contracted backlog increased from $17.13 billion at December 31, 2018 to $18.30 billion at September 30, 2019 and we expect approximately $5.1 billion of this backlog to convert to revenue in the next twelve months.

Revenues

Research & Development Solutions’ revenues were $1,466 million in the third quarter of 2019, an increase of $84 million, or 6.1%, over the same period in 2018. This increase was comprised of constant currency revenue growth of approximately $94 million, or 6.8%, and a negative impact of approximately $10 million from the effects of foreign currency fluctuations.

Research & Development Solutions’ revenues were $4,317 million in the first nine months of 2019, an increase of $220 million, or 5.4%, over the same period in 2018. This increase was comprised of constant currency revenue growth of approximately $267 million, or 6.5%, and a negative impact of approximately $47 million from the effects of foreign currency fluctuations.

The constant currency growth for both the three and nine months ended September 30, 2019 primarily included volume-related increases in clinical services, data management, and lab testing volumes as well as incremental revenue from acquisitions.

Costs of Revenue, exclusive of Depreciation and Amortization

Research & Development Solutions’ costs of revenue increased $86 million, or 9.3%, in the third quarter of 2019 over the same period in 2018. This increase included a constant currency increase of approximately $103 million, or 11.2%, offset by a positive impact of approximately $17 million from the effects of foreign currency fluctuations.

Research & Development Solutions’ costs of revenue increased $159 million, or 5.8%, in the first nine months of 2019 over the same period in 2018. This increase included a constant currency increase of approximately $230 million, or 8.3%, offset by a positive impact of approximately $71 million from the effects of foreign currency fluctuations.

The constant currency increase for both the three and nine months ended September 30, 2019 was primarily related to an increase in compensation and related expenses as well as incremental costs from acquisitions. Compensation and related expenses increased as a result of higher headcount to support revenue growth.

Selling, General and Administrative Expenses

Research & Development Solutions’ selling, general and administrative expenses increased $1 million, or 0.6%, in the third quarter of 2019 as compared to the same period in 2018, which includes a constant currency increase of approximately $3 million, or 1.8%, offset by a positive impact of approximately $2 million from the effects of foreign currency fluctuations

Research & Development Solutions’ selling, general and administrative expenses increased $10 million, or 1.9%, in the first nine months of 2019 as compared to the same period in 2018, which includes a constant currency increase of approximately $22 million, or 4.2%, offset by a positive impact of approximately $12 million from the effects of foreign currency fluctuations.

The constant currency increase for both the three and nine months ended September 30, 2019 was primarily related to an increase in compensation and related expenses from higher headcount to support growth and incremental costs from acquisitions.

Contract Sales & Medical Solutions

	Three Months Ended September 30,		Change
(in millions)	2019	2018	$	%
Revenues	$208	$198	$10	5.1
Costs of revenue, exclusive of depreciation and amortization	178	168	10	6.0
Selling, general and administrative expenses	15	16	(1)	(6.3)
Segment profit	$15	$14	$1	7.1

	Nine Months Ended September 30,		Change
(in millions)	2019	2018	$	%
Revenues	$604	$617	$(13)	(2.1)
Costs of revenue	519	521	(2)	(0.4)
Selling, general and administrative expenses	45	51	(6)	(11.8)
Segment profit	$40	$45	$(5)	(11.1)

Revenues

Contract Sales & Medical Solutions’ revenues were $208 million in the third quarter of 2019, an increase of $10 million, or 5.1%, over the same period in 2018. This increase includes a constant currency revenue increase of approximately $10 million, or 5.1%. The constant currency increase for the three months ended September 30, 2019 was largely due to volume increases in the Americas region.

Contract Sales & Medical Solutions’ revenues were $604 million in the first nine months of 2019, a decrease of $13 million, or 2.1%, over the same period in 2018. This decrease included a constant currency revenue decline of approximately $3 million, or 0.5%, and a negative impact of approximately $10 million from the effects of foreign currency fluctuations. The constant currency decline for nine months ended September 30, 2019 was largely due to volume decreases in the Asia-Pacific as well as the Europe and Africa region offset by volume increases in the Americas region.

Costs of Revenue, exclusive of Depreciation and Amortization

Contract Sales & Medical Solutions’ costs of revenue increased $10 million, or 6.0%, in the third quarter of 2019 as compared to the same period in 2018. This increase included a constant currency increase of approximately $10 million, or 6.0%. The constant currency increase for the three months ended September 30, 2019 was due to an increase in compensation and related expenses from higher headcount to support revenue growth.

Contract Sales & Medical Solutions’ costs of revenue decreased $2 million, or 0.4%, in the first nine months of 2019 as compared to the same period in 2018. This decrease included a positive impact of approximately $8 million from the effects of foreign currency fluctuations, offset by a constant currency increase of approximately $6 million, or 1.2%. The constant currency increase for the nine months ended September 30, 2019 was due to an increase in compensation and related expenses from higher headcount to support revenue growth.

Selling, General and Administrative Expenses

Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $1 million, or 6.3%, in the third quarter of 2019 as compared to the same period in 2018, which includes a constant currency decrease of approximately $1 million, or 6.3%.

Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $6 million, or 11.8%, in the first nine months of 2019 as compared to the same period in 2018, which includes a constant currency decrease of approximately $6 million, or 11.8%.

The constant currency decrease for both the three and nine months ended September 30, 2019 was primarily related to cost saving initiatives.

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

We had a cash balance of $863 million at September 30, 2019 ($275 million of which was in the United States), a decrease from $891 million at December 31, 2018.

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

Equity Repurchase Program

During the nine months ended September 30, 2019, we repurchased 4,785,803 shares of our common stock for approximately $690.3 million under the Repurchase Program. These amounts include 1,000,000 shares of our common stock, which we repurchased directly from underwriters in connection with a secondary public offering of shares of our common stock held by certain of our remaining private equity sponsors (the “Selling Stockholders”) for an aggregate purchase price of $140.8 million and 1,000,000 shares of our common stock repurchased from certain Selling Stockholders in a private transaction for an aggregate purchase price of approximately $156.9 million. See Note 9 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details regarding the Repurchase Program.

As of September 30, 2019, we have remaining authorization to repurchase up to approximately $1.6 billion of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

Debt

Senior Notes

During the third quarter of 2019, we issued €720 million of senior notes due 2028. The senior notes mature on January 15, 2028 and bear an interest rate of 2.25% per annum, which is paid semi-annually on January 15 and July 15 of each year, beginning on January 15, 2020. The net proceeds from the senior notes due 2028, together with available cash, were used to repay our 4.875% senior notes due 2023, and to pay fees and expenses related to the notes offering. See Note 8 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details regarding our credit arrangements.

As of September 30, 2019, we had $11.6 billion of total indebtedness, excluding $1.1 billion of additional available borrowings under our revolving credit facility.

Our long-term debt arrangements contain customary restrictive covenants and, as of September 30, 2019, we believe we were in compliance with our restrictive covenants in all material respects.

Nine months ended September 30, 2019 and 2018

Cash Flow from Operating Activities

	Nine Months Ended September 30,
(in millions)	2019	2018
Net cash provided by operating activities	$834	$837

Cash provided by operating activities decreased $3 million during the first nine months of 2019 as compared to the same period in 2018. The decrease is primarily due to a decrease in change in other operating assets and liabilities of $152 million, largely offset by an increase in change in accounts receivable, unbilled services and unearned income of $52 million and an increase in depreciation and amortization of $41 million.

Cash Flow from Investing Activities

	Nine Months Ended September 30,
(in millions)	2019	2018
Net cash used in investing activities	$(910)	$(632)

Cash used in investing activities increased $278 million during the first nine months of 2019 as compared to the same period in 2018. This increase was comprised primarily of higher cash used for the acquisition of property, equipment and software ($124 million) and acquisition of businesses, net of cash acquired ($206 million), offset by lower cash used for investments in unconsolidated affiliates, net of payments received ($27 million) and in equity securities ($13 million).

Cash Flow from Financing Activities

	Nine Months Ended September 30,
(in millions)	2019	2018
Net cash provided by (used in) financing activities	$67	$(294)

Cash provided by financing activities increased $361 million during the first nine months of 2019 as compared to the same period in 2018. The increase in cash provided by financing activities was primarily due to an increase in cash from debt issuances, net of repayments ($226 million), a decrease in cash used to repurchase common stock ($122 million) and for distributions to non-controlling interest ($13 million).

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

From inception of the Repurchase Program through September 30, 2019, we have repurchased a total of $6.1 billion of our securities under the Repurchase Program.

During the nine months ended September 30, 2019, we repurchased 4,785,803 shares of our common stock for approximately $690.3 million under the Repurchase Program. These amounts include 1,000,000 shares of our common stock, which we repurchased directly from underwriters in connection with a secondary public offering of shares of our common stock held by certain of our Selling Stockholders for an aggregate purchase price of $140.8 million and 1,000,000 shares of our common stock repurchased from certain Selling Stockholders in a private transaction for an aggregate purchase price of approximately $156.9 million. See Note 9 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details regarding the Repurchase Program.

As of September 30, 2019, we have remaining authorization to repurchase up to approximately $1.6 billion of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

Since the merger between Quintiles and IMS Health, we have repurchased 61.1 million shares of our common stock at an average market price per share of $93.42 for an aggregate purchase price of $5.7 billion both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

The following table summarizes the monthly equity repurchase program activity for the three months ended September 30, 2019 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2019 — July 31, 2019	—	$—	—	$1,908
August 1, 2019 — August 31, 2019	1.6	$155.07	1.6	$1,664
September 1, 2019 — September 30, 2019	0.4	$151.07	0.4	$1,595
	2.0		2.0

Item 6. Exhibits

The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

4.1	Indenture, dated August 13, 2019, among IQVIA Inc., as issuer, U.S. Bank National Association, as trustee of the notes and certain subsidiaries of the issuer, as guarantors.		8-K	001-35907	4.1	August 13, 2019

10.1	Amendment No. 5 to Fourth Amended and Restated Credit Agreement, dated August 9, 2019, among IQVIA Inc., IQVIA Holdings Inc., the other guarantors party thereto, Bank of America, N.A. as administrative agent and collateral agent, the Term B-1 Euro Lenders, the Term B-2 Euro Lenders and Goldman Sachs Bank USA, as Replacement Lender.		8-K	001-35907	10.1	August 13, 2019

10.2	Share Repurchase Agreement, dated as of August 8, 2019, between IQVIA Holdings Inc. and the selling shareholders identified therein.		8-K	001-35907	10.2	August 13, 2019

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

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

		X

104	Cover Page Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on November 1, 2019.

IQVIA HOLDINGS INC.

/s/ Michael R. McDonnell
Michael R. McDonnell Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)