Form 10-K
period 2019-12-31
IQVIA HOLDINGS INC.
filed 2020-02-18
CIK 1478242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(919) 998-2000 and (203) 448-4600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price as reported on the New York Stock Exchange on June 28, 2019, the last business day of the registrant’s most recently completed second quarter, was approximately $28.6 billion.

As of February 7, 2020, there were approximately 192,339,093 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

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

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, that most of our contracts may be terminated on short notice, and we may lose or experience delays with large client contracts or be unable to enter into new contracts; imposition of restrictions on our use of data by data suppliers or their refusal to license data to us; any failure by us to comply with contractual, regulatory or ethical requirements under our contracts, including current or changes to data protection and privacy laws; breaches or misuse of our or our outsourcing partners’ security or communications systems; hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements; failure to meet our productivity or business transformation objectives; failure to successfully invest in growth opportunities; our ability to protect our intellectual property rights and our susceptibility to claims by others that we are infringing on their intellectual property rights; the expiration or inability to acquire third party licenses for technology or intellectual property; any failure by us to accurately and timely price and formulate cost estimates for contracts, or to document change orders; the rate at which our backlog converts to revenue; our ability to acquire, develop and implement technology necessary for our business; consolidation in the industries in which our clients operate; risks related to client or therapeutic concentration; the risks associated with operating on a global basis, including currency or exchange rate fluctuations and legal compliance, including anti-corruption laws; risks related to changes in accounting standards; general economic conditions in the markets in which we operate, including financial market conditions and risks related to sales to government entities; the risks associated with business disruptions caused by natural disasters, pandemics such as the COVID-19 (coronavirus) or international conflict or other disruptions outside of our control; the impact of changes in tax laws and regulations; and our ability to successfully integrate, and achieve expected benefits from, our acquired businesses.

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

Industry and Market Data

This annual report on Form 10-K includes market data and forecasts with respect to the healthcare industry. In some cases, we rely on and refer to market data and certain industry forecasts that were obtained from third party surveys, market research, consultant surveys, publicly available information and industry publications and surveys that we believe to be reliable. However, we have not independently verified data from industry analyses and cannot guarantee their accuracy or completeness. We believe that data regarding the industry, market size and its market position and market share within such industry provide general guidance but are inherently imprecise. Other industry and market data included in this annual report are from IQVIA analyses and have been identified accordingly, including, for example, IQVIA Market Prognosis, which is a subscription-based service that provides five-year pharmaceutical market forecasts at the national, regional and global levels. We are a leading global information provider for the healthcare industry and we maintain databases, produce market analyses and deliver information to clients in the ordinary course of our business. Our information is widely referenced in the industry and used by governments, payers, academia, the life sciences industry, the financial community and others. Most of this information is available on a subscription basis. Other reports and information are available publicly through our IQVIA Institute for Human Data Science (the “IQVIA Institute”). All such information is based upon our own market research, internal databases and published reports and has not been verified by any independent sources. Our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in Part I, Item IA, “Risk Factors”. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.

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

PART I

Item 1. Business

Our Company

IQVIA is a leading global provider of advanced analytics, technology solutions and contract research services to the life sciences industry. Formed through the Merger of IMS Health and Quintiles, IQVIA applies human data science – leveraging the analytic rigor and clarity of data science to the ever-expanding scope of human science – to enable companies to reimagine and develop new approaches to clinical development and commercialization, speed innovation, and accelerate improvements in healthcare outcomes. Powered by the IQVIA CORE, we deliver unique and actionable insights at the intersection of large scale analytics, transformative technology and extensive domain expertise as well as execution capabilities. With approximately 67,000 employees, we conduct operations in more than 100 countries.

We have one of the largest and most comprehensive collections of healthcare information in the world, which includes more than 800 million comprehensive, longitudinal, non-identified patient records spanning sales, prescription and promotional data, medical claims, electronic medical records, genomics, and social media. Our scaled and growing information set contains over 35 petabytes of proprietary data sourced from more than 150,000 data suppliers and covering over one million data feeds globally. Based on this data, we deliver information and insights on over 85% of the world’s pharmaceuticals, as measured by 2018 sales. We standardize, curate, structure and integrate this information by applying our sophisticated analytics and leveraging our global technology infrastructure. This helps our clients run their organizations more efficiently and make better decisions to improve their clinical, commercial and financial performance. The breadth of the intelligent, actionable information we provide is not comprehensively available from any other source and our scope of information would be difficult and costly for another party to replicate.

We combine our proprietary information assets with advanced analytics, transformative technology and domain expertise to develop clinical and commercial capabilities that enable us to grow our relationships with healthcare stakeholders throughout the life science’s value chain. This set of capabilities includes:

•

A leading healthcare-specific global IT infrastructure, representing what we believe is one of the largest and most sophisticated information technology (“IT”) infrastructures in healthcare. We receive over 95 billion healthcare records annually, and our infrastructure then connects complex healthcare data while applying a wide range of privacy, security, operational, legal and contractual protections for data in response to local law, supplier requirements and industry leading practices;

•

Analytics-driven clinical development, which improves clinical trial design, site identification and patient recruitment by empowering therapeutic, scientific, and domain experts with expansive levels of information, including product level tracking in 90 markets, and information about treatments and outcomes on more than 800 million non-identified patients globally;

•

Robust real world solutions ecosystem, with sophisticated retrospective database analytics, prospective real world data collection technology platforms and scientific expertise, which enables us to address critical healthcare issues of cost, value and patient outcomes;

•

A growing set of proprietary clinical and commercial applications, which helps our clients increase their clinical operations performance, supports their regulatory and compliance needs and orchestrates their sales operations, sales management, multi-channel marketing and performance management; and

•

A staff of approximately 67,000 employees across the globe, including over 23,000 Technology & Analytics Solutions employees, approximately 35,000 Research & Development Solutions employees and approximately 7,000 Contract Sales & Medical Solutions employees.

•

Integration of information, analytics, technology, and domain expertise through the IQVIA CORE, which enables us to provide our clients with more effective options to address their needs from Research and Development through commercialization as well as truly innovative breakthroughs such as virtual trials and global real-world evidence networks.

Our Market Opportunity

We compete in a market of greater than $230 billion consisting of outsourced research and development, real-world evidence and connected health and technology enabled clinical and commercial operations markets for life sciences companies and the broader healthcare industry. The following sets forth our estimates for the size of our principal markets:

•

Outsourced research and development: Biopharmaceutical spending on drug development totaled over $100 billion in 2019. Of that amount, we estimate that our addressable opportunity (clinical development spending excluding preclinical spending) was approximately $66 billion. The portion of this addressable opportunity that was outsourced in 2019, based on our estimates, was approximately $35 billion;

•

Real-World Evidence and connected health: Total addressable market of approximately $80 billion based on 2019 sales that consists of two relatively equal parts. First, the market for Real-World Evidence of approximately $40 billion includes traditionally defined analytic platforms and implementation, medical and scientific analytic services, observation studies and market access. Second, the market for connected healthcare of approximately $40 billion includes areas such as revenue cycle management, payer analytics and clinical decision support services; and

•

Technology enabled commercial operations: Total addressable market of approximately $50 billion based on 2019 sales that includes information, data warehousing, IT outsourcing, software applications and other services in the broader market for IT services. This addressable market also includes commercial services such as recruiting, training, deploying and managing global sales forces, channel management, patient engagement services, market access consulting, brand communication, advisory services, and health information analytics and technology consulting.

In deriving estimates of the size of the various markets described above, we review third-party sources, which include estimates and forecasts of spending in various segments, in combination with internal IQVIA research and analysis informed by our experience serving these segments, as well as projected growth rates for each of these segments. See “Industry and Market Data” above.

We believe there are six key trends affecting our end markets that will create increasing demand for research and development services, technology & analytics solutions and contract and medical solutions:

Growth and innovation in the life sciences industry. The life sciences industry is a large and critical part of the global healthcare system, and, according to the latest information available from the IQVIA Market Prognosis service, is estimated to have generated approximately $1.25 trillion in revenue in 2019. According to our research, revenue growth in the life sciences industry globally is expected to range from 3% to 6% between 2020 and 2024. According to the IQVIA Institute, it is estimated that spending on pharmaceuticals in emerging markets will expand at a 5% to 8% compound annual growth rate (“CAGR”) through 2024. The growth of emerging markets is making these geographies strategically important to life sciences organizations and, consistent with their approach in the developed markets, we expect these organizations to apply a high degree of sophistication to their commercial operations in these countries. For global companies, this requires highly localized knowledge and information assets, the development of market access strategies and performance benchmarking. In addition, local players are learning that they need to compete on the basis of improved information and analytics.

Growth in Research and Development. Spending trends in research and development are impacted as a result of several factors, including major biopharmaceutical companies’ efforts to replenish revenues lost from the so-called “patent cliff,” increased access to capital by the small and midcap biotechnology industry, and recent increases in pharmaceutical approvals by regulatory authorities. The IQVIA Institute also estimates that approximately 270 new molecular entities (“NMEs”) are expected to be approved between 2020 and 2024, compared to 236 between 2015 and 2019, and 200 between 2010 and 2014. We believe that further research and development spending, combined with the continued need for cost efficiency across the healthcare landscape, will continue to create opportunities for biopharmaceutical services companies, particularly those with a global reach and broad service offerings, to help biopharmaceutical companies with their pre- and post-launch solutions development and commercialization needs.

Increased Complexity in Research and Development. Biopharmaceutical companies face environments in which it has become increasingly difficult to operate. Improved standards of care in many therapeutic areas and the emergence of new types of therapies, such as biologics, genetically targeted therapies, gene and stem cell therapies, and other treatment modalities have led to more complex development and regulatory pathways. We believe that our global clinical development capabilities, including our expertise in biomarkers and genomics and our global laboratory network, position us well to help biopharmaceutical companies manage the complexities inherent in an environment where this type of expertise is important. For example, the IQVIA CORE helps us validate protocols to ensure studies in new disease areas have greater accuracy and also enables us, through innovations such as predictive analytics, to find patients who may not have been diagnosed.

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

Our Growth Strategy

We believe we are well positioned for continued growth across the markets we serve. Our strategy for achieving growth includes:

Continue to innovate by leveraging our information, advanced analytics, transformative technology and significant domain expertise. As a leader in the development and commercialization of new pharmaceutical therapies, we can empower our therapeutic, scientific and domain experts with expansive levels of information including product level tracking in 90 markets and information about treatments and outcomes on more than 800 million non-identified patients. By integrating these capabilities in the IQVIA CORE, we have the ability to optimize the clinical trial process and enable our clients to reduce costs and get their products to market more quickly through more informed site selection, faster patient recruitment practices and virtual trials. We transform Real World Evidence by linking prospective and retrospective approaches and introduce innovation such as secondary control arms, which eliminate the need for a placebo group. We bring best in class SaaS platforms, purpose built for life sciences, to our clients to help them run their clinical and commercial operations more efficiently.

Build upon our extensive client relationships. We have a diversified base of over 8,000 clients in over 100 countries and have expanded our client value proposition to address a broader market for research and development and commercial operations which we estimate to be more than $230 billion in 2019. Through the combined offerings of research and development and commercial services we built a platform that allows us to be a more complete partner to our clients.

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

Expand the penetration of our offerings to the broader healthcare marketplace. We believe that substantial opportunities exist to use our existing technology and domain expertise to serve additional healthcare stakeholders (payers, providers, healthcare professionals) to quantify and optimize cost of care delivery; provide registry technology to professional association and patient communities and support healthcare providers with system implementation and platform migration.

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

Our Technology & Analytics Solutions offerings include:

Technology platforms. We provide an extensive range of cloud-based applications and associated implementation services. Software as a Service (“SaaS”) solutions that support a wide range of clinical and commercial processes, including clinical trial design and planning, site start-up, patient consent, site payments, content management, multi-channel marketing, real-world evidence generation, customer relationship management (“CRM”), performance management, incentive compensation, territory alignment, roster management, call planning, compliance and safety reporting and master data management. These solutions are used by healthcare companies to manage, optimize and execute their clinical and commercial strategies in an orchestrated manner while addressing their regulatory obligations. Using proprietary algorithms, we combine our country-level data, healthcare expertise and therapeutic knowledge in over 100 countries to create our Global Market Insight family of offerings such as MIDAS, Analytics Link and Disease Insights, which provides a leading source of insight into international market dynamics and are used by most large pharmaceutical companies.

Real World Solutions. We enable life sciences and provider customers to generate and disseminate evidence in a cost-efficient manner which informs health care decision making and ultimately improves patients’ outcomes. Our use of a wide range of privacy and security safeguards protect non-identified patient-level medical claims, prescriptions, electronic medical records, genomics, patient reported outcome and social media data. Our scaled information networks include more than 800 million non-identified patients globally. We technology-enable these data flows by harmonizing them to common data models and loading them onto our proprietary evidence platforms for secure access by our customers. We provide access to deep clinical data in Oncology, Rare Disease, and other specialty areas. Our Natural Language Processing capabilities help us create structured data from unstructured clinical notes. We help our global customers across payers, providers, governments, and biopharmaceutical companies to answer critical questions about healthcare interventions related to safety, effectiveness, and value. We also bring together stakeholders across healthcare to collaborate in efforts to develop new information sources, more effective reimbursement models, and better patient outcomes.

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

Information offerings. Our national offerings comprise unique services in over 100 countries that provide consistent country level performance metrics related to sales of pharmaceutical products, prescribing trends, medical treatment and promotional activity across multiple channels including retail, hospital and mail order. Our sub-national offerings comprise unique services in over 70 countries that provide a consistent measurement of sales or prescribing activity at the regional, zip code and individual prescriber level (depending on regulation in the relevant country). Our widely used reference database that tracks approximately 20 million healthcare professionals in over 100 countries, providing a comprehensive view of health care practitioners that is critical for the commercial success of our clients’ marketing and sales initiatives.

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

Q2 Solutions. We provide our clients globally scaled end-to-end clinical trial laboratory and research services through our majority-owned joint venture with Quest Diagnostics Incorporated (“Quest”), which was formed on July 1, 2015. We offer the full range of central laboratory, genomic, bioanalytical, ADME, discovery, vaccine and biomarker laboratory services along with sample and consent tracking services supporting clinical trials offerings within the joint venture, which is referred to as Q2 Solutions.

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

Our principal Contract Sales & Medical Solutions offerings include:

Health Care Provider Engagement Services. We partner with biopharmaceutical companies and other life sciences providers (e.g., medical device companies) to develop and deploy tailored stakeholder engagement solutions, including contract sales and market access professionals, which are focused on product sales and improving brand value at all stages of the product lifecycle from initial market entry to brands nearing patent expiry.

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

Our Clients

Sales to companies in life sciences, including pharmaceutical companies, biotechnology companies, device and diagnostic companies, and consumer health companies, accounted for the majority of our revenues. Nearly all of the top 100 global pharmaceutical and biotechnology companies, measured by revenue, are clients, and many of these companies subscribe to reports and services in many countries. Other clients include payers, government and regulatory agencies, providers, pharmaceutical distributors, and pharmacies. Our client base is broad in scope and enables us to avoid dependence on any single client. No single client accounted for 10% or more of our total company revenues in 2019, 2018 or 2017. As of December 31, 2019 the largest client based on its percentage of total company revenue contributed approximately 5%.

Our Competition

Our Technology & Analytics Solutions business competes with a broad and diverse set of businesses. While we believe no competitor provides the combination of geographical reach and breadth of its services, we generally compete in the countries in which we operate with other information, analytics, technology, services and consulting companies, as well as with the in-house capabilities of our clients. Also, we compete with certain government agencies, private payers and other healthcare stakeholders that provide their data directly to others. In addition to country-by-country competition, we have a number of regional and global competitors in the marketplace as well. Our offerings compete with various firms, including Accenture, Aetion, Boston Health Economics, Cognizant Technology Solutions, Covance Inc., Deloitte, Evidera (now part of PPD), GfK, LexisNexis Risk Solutions, IBM, Infosys, Kantar Health, McKinsey, Nielsen, OptumInsight, PAREXEL International Corporation, Press Ganey, RTI Health Solutions, PRA Health Sciences, Tempus, Veeva, and ZS Associates. We also compete with a broad range of new entrants and start-ups that are looking to bring new technologies and business models to healthcare information services and technology services.

The markets for Research & Development Solutions offerings are highly competitive, and we compete against traditional contract research organizations (“CROs”), the in-house research and development departments of biopharmaceutical companies, universities, and teaching hospitals. Among the traditional CROs, there are several-hundred small, limited-service providers, several medium-sized firms and only a few full-service companies with global capabilities. Our primary competitors include Covance Inc., ICON plc, PAREXEL International Corporation, Pharmaceutical Product Development, Inc., PRA Health Sciences, and Syneos Health, among others.

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

Government Regulation

Many aspects of our businesses are regulated by federal and state laws, rules and regulations. Accordingly, we maintain a robust compliance program aimed at ensuring we operate our business in compliance with all existing legal requirements material to the operation of our businesses. There are, however, occasionally uncertainties involving the application of various legal requirements, the violation of which could result in, among other things, fines or other sanctions. See Part I, Item 1A, "Risk Factors” for additional detail.

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

Our Employees

As of December 31, 2019, we have approximately 67,000 employees worldwide. Almost all of these employees are full-time. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. Employees in certain locations outside of the United States are represented by works councils as required by local laws.

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

[Item 1A. Risk Factors

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

As a result, contract terminations, delays and alterations are a regular part of our Research & Development Solutions business. In the event of termination, our contracts often provide for fees for winding down the project, but these fees may not be sufficient for us to realize the full amount of revenues or profits anticipated under the related services contracts, and termination may result in lower resource utilization rates. In addition, we will not realize the full benefits of our backlog of contractually committed services if our clients cancel, delay or reduce their commitments under our contracts with them, which may occur if, among other things, a client decides to shift its business to a competitor or revoke our status as a preferred provider. Thus, the loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our revenues and profitability. We believe the risk of loss or delay of multiple contracts potentially has greater effect where we are party to broader partnering arrangements with global biopharmaceutical companies.

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

We are pursuing business transformation initiatives to update technology, increase innovation and obtain operating efficiencies. As part of these initiatives, we seek to improve our productivity, flexibility, quality, functionality and cost savings by investing in the development and implementation of global platforms and integration of our business processes and functions to achieve economies of scale. For example, we have assessed our site activation processes and are moving forward with implementing organizational and process changes and technology transformations to accelerate site start-up timelines.  We are also evaluating the customer buying experience, implementing technology platforms to streamline the proposal and contracting process and provide greater transparency to clients.  These various initiatives may not yield their intended gains, or be completed in timely manner, which may impact our competitiveness and our ability to meet our growth objectives and, as a result, materially and adversely affect our business, operating results and financial condition.

If we are unsuccessful at investing in growth opportunities, our business could be materially and adversely affected.

We continue to invest significantly in growth opportunities, including the development and acquisition of new data, technologies and services to meet our clients’ needs. For example, we are expanding our services and technology offerings, such as the development of a cloud-based platform with a growing number of applications to support commercial operations for life sciences companies (e.g., multi-channel marketing, marketing campaign management, customer relationship management, incentive compensation management, targeting and segmentation, performance management and other applications). We also continue to invest significantly in growth opportunities in emerging markets, such as the development, launch and enhancement of services in China, India, Russia, Turkey, and other countries. We consider our presence in these markets to be an important component of our growth strategy.

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

The confidentiality, collection, use and disclosure of personal data, including individually identifiable health information and clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data were collected or used. For example, United States federal regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) create specific requirements for the protection of the privacy and security of individual health information. These provisions apply to both “covered entities” (primarily health care providers and health insurers) and their “business associates” or service providers.  As there are some instances where we are a HIPAA “business associate” of a “covered entity,” we can be directly liable for mishandling protected health information. Under HIPAA’s enforcement scheme, we can be subject to significant penalties in connection with HIPAA violations, along with the potential for significant other expenditures related to these activities. These rules require individuals’ written authorization in many situations, in addition to any required informed consent, before protected health information may be used for research. We are both directly and indirectly affected by the privacy provisions surrounding individual authorizations because many investigators with whom we are involved in clinical trials are directly subject to them as a HIPAA “covered entity” and because we obtain identifiable health information from third parties that are subject to such regulations. In general, patient health information is among the most sensitive (and highly regulated) of personal information and laws and regulations around the United States and the world are designed to ensure that information about an individual’s healthcare is properly protected from inappropriate access, use and disclosure. Laws restricting access, use and disclosure of patient health information also include the European Union’s (“EU”) General Data Protection Regulation, Canada’s Personal Information Protection and Electronic Documents Act and other data protection, privacy, data security and similar national, state/provincial and local laws. In the EU personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU rules with respect to cross-border transfers of such data out of the EU (along with similar data transfer requirements or data localization requirements in other countries). The United States, the EU and its member states, and other countries where we have operations, such as Argentina, Brazil, Canada, Chile, China, Japan, Malaysia, Mexico, Philippines, Russia, Singapore, South Korea and Switzerland, continue to consider or have issued new privacy and data protection rules and regulations that relate to personal data and health information.

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

Our success depends, in part, upon our ability to develop, use and protect our proprietary methodologies, analytics, systems, technologies and other intellectual property. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure, invention assignment and other contractual arrangements, and patent, copyright and trademark laws, to protect our intellectual property rights. These laws are subject to change at any time and certain agreements may not be fully enforceable, which could further restrict our ability to protect our innovations. Further, these laws may not provide adequate protection for our intellectual property, particularly in countries in which the legal system provides less protection for intellectual property rights. Our intellectual property rights may not prevent competitors from independently developing services similar to or duplicative of ours. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights.

 Our ability to obtain, protect and enforce our intellectual property rights is subject to general litigation or third-party opposition risks, as well as the uncertainty as to the scope of protection, registrability, patentability, validity and enforceability of our intellectual property rights in each applicable country. Governments may adopt regulations, and government agencies or courts may render decisions, requiring compulsory licensing of intellectual property rights. When we seek to enforce our intellectual property rights, we may be subject to claims that the intellectual property rights are invalid or unenforceable. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our confidential and proprietary information. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property rights. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions, or injure our reputation and harm our operating results and financial condition.

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

We operate in businesses that require sophisticated computer systems and software for data collection, data processing, cloud-based platforms, analytics, cryptography, statistical projections and forecasting, mobile computing, social media analytics and other applications and technologies, particularly in our Technology & Analytics Solutions and Research & Development Solutions businesses. We seek to address our technology risks by increasing our reliance on the use of innovations by cross-industry technology leaders and adapt these for our biopharmaceutical and healthcare industry clients. Some of these technologies supporting the industries we serve are changing rapidly and we must continue to adapt to these changes in a timely and effective manner at an acceptable cost. We also must continue to deliver data to our clients in forms that are easy to use while simultaneously providing clear answers to complex questions. There can be no guarantee that we will be able to develop, acquire or integrate new technologies, that these new technologies will meet our needs or those of our clients’ needs or achieve expected investment goals, or that we will be able to do so as quickly or cost-effectively as our competitors. Significant technological change could render certain of our services obsolete. Moreover, the introduction of new services embodying new technologies could render certain of our existing services obsolete. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our services in response to changing client and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our services. New services, or enhancements to existing services, may not adequately meet our own requirements or those of current and prospective clients or achieve any degree of significant market acceptance. These types of failures could have a material adverse effect on our operating results, financial condition and reputation.

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

Although we did not have any client that represented 10% or more of our revenues in 2019, 2018 and 2017, we derive the majority of our revenues from a number of large clients. If any large client decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

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

•

regulatory changes and economic conditions following the UK’s exit from the EU (“Brexit”), including uncertainties as to its effect on trade laws, tariffs, instability and volatility in the global financial and currency markets, conflicting or redundant regulatory regimes in Europe, such as the European Medicines Agency (“EMA”) possible relocation from UK to a country within the European Union, and political stability;

•	clients in foreign jurisdictions may have longer payment cycles, and it may be more difficult to collect receivables in foreign jurisdictions; and
•

natural disasters, pandemics such as the COVID-19 (coronavirus), or international conflict, including terrorist acts, could interrupt our services, endanger our personnel, lower patient visits and increase patient drop-out rates, cause delays in recruitment of new patients, decrease the productivity of our clinical research associates, cause other project delays or loss of clinical trial materials or results.

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

In addition, our effective income tax rate is influenced by U.S. tax law which has been substantially modified by the Tax Act.  Currently, regulations have been issued in proposed form, and if the application of these provisions are modified to change the interpretation to us it could have an adverse impact on our effective income tax rate:

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

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect our financial statements.

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

We assess the realizability of our indefinite-lived intangible assets and goodwill annually and conduct an interim evaluation whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. For example, we recognized $40 million of impairment losses during the year ended December 31, 2017, for goodwill and intangible assets in Encore Health Resources LLC (“Encore”), which we sold in the third quarter of 2017. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn could depend in part on how well we have integrated these businesses into our own business. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets. Such impairment charges could materially and adversely affect our operating results and financial condition.

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

The biopharmaceutical services industry is highly competitive. Our business often competes with other biopharmaceutical services companies, internal discovery departments, development departments, sales and marketing departments, information technology departments and other departments within our clients, some of which could be considered large biopharmaceutical services companies in their own right with greater resources than ours. We also compete with universities, teaching hospitals, governments agencies and others. If we do not compete successfully, our business will suffer. The biopharmaceutical services industry is highly fragmented, with numerous smaller specialized companies and a handful of companies with global capabilities similar to certain of our own capabilities. Increased competition has led to price and other forms of competition, such as acceptance of less favorable contract terms, that could adversely affect our operating results. There are few barriers to entry for companies considering offering any one or more of the services we offer. Because of their size and focus, these companies might compete effectively against us, which could have a material adverse impact on our business.

Our future growth and success will depend on our ability to successfully compete with other companies that provide similar services in the same markets, some of which may have financial, marketing, technical and other advantages. We also expect that competition will continue to increase as a result of consolidation among these various companies. Large technology companies with substantial resources, technical expertise and greater brand power could also decide to enter or further expand in the markets where our business operates and compete with us. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, or if a new entrant emerged with substantial resources, the change in the competitive landscape could adversely affect our ability to compete effectively. We compete on the basis of various factors, including breadth and depth of services, reputation, reliability, quality, geographic coverage, innovation, security, price and industry expertise and experience. In addition, our ability to compete successfully may be impacted by the growing availability of health information from social media, government health information systems and other free or low-cost sources. Consolidation or integration of wholesalers, retail pharmacies, health networks, payers or other healthcare stakeholders may lead any of them to provide information services directly to clients or indirectly through a designated service provider, resulting in increased competition from firms that may have lower costs to market (e.g., no data supply costs). Any of the above may result in lower demand for our services, which could result in a material adverse impact on our operating results and financial condition.

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

Risks Relating to Our Indebtedness

Restrictions imposed in the Senior Secured Credit Facilities (as defined below) and other outstanding indebtedness, including the indentures governing outstanding notes issued by our wholly owned subsidiary IQVIA Inc., may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

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

In addition, the revolving credit facility and the term A and B loans under the Credit Agreement (as defined below) require IQVIA to comply with a quarterly maximum senior secured net leverage ratio test and minimum interest coverage ratio test. IQVIA’s ability to comply with these financial covenants can be affected by events beyond our control, and IQVIA may not be able to satisfy them. Additionally, the restrictions contained in the indentures governing the outstanding notes could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.

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

Although the Credit Agreement, which governs the Senior Secured Credit Facilities of our wholly owned subsidiary through which we conduct our operations, IQVIA Inc., contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could increase. In addition, the receivables financing facility for one of our consolidated subsidiaries, a bankruptcy-remote special purpose entity (the “SPE”) limits borrowing based on the amount of receivables purchased by the SPE from certain of our other subsidiaries, but when supported by the value of such purchased receivables, the debt under our receivables financing facility can increase.

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

We may be adversely affected by changes in the method of determining the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, for our variable rate loans, derivative contracts and other financial assets and liabilities.

The interest rates under our credit facilities and related interest rate swaps may be impacted by the expected discontinuation of LIBOR. LIBOR is used as a reference rate to calculate interest rates under our credit facilities. In 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The banking industry alongside regulators have taken steps to introduce alternative reference rates to LIBOR particularly in the US, the UK and Switzerland. Whether or not alternative reference rates attain market traction as a LIBOR replacement tool remains in question. If LIBOR ceases to exist or another indexed rate gains wide market acceptance as the successor to LIBOR, our lenders will select a replacement index that will be applied under our credit facilities and related interest rate swaps, and certain of the interest rates under our credit facilities may change. The new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out.

Risks Relating to Ownership of Our Common Stock

Provisions of the corporate governance documents of IQVIA could make an acquisition of IQVIA difficult and may prevent attempts by its stockholders to replace or remove its management, even if beneficial to its stockholders.

Our certificate of incorporation and Delaware bylaws and the General Corporation Law of Delaware (the “DGCL”) contain provisions that could make it difficult for a third party to acquire IQVIA even if doing so might be beneficial to its stockholders, including:

•	the division of the board of directors into three classes and the election of each class for three-year terms;
•	the sole ability of the board of directors to fill a vacancy created by the death or resignation of a director or the expansion of the board of directors;
•	advance notice requirements for stockholder proposals and director nominations;
•	limitations on the ability of stockholders to call special meetings and to take action by written consent;

•

the approval of holders of at least seventy-five percent (75%) of the outstanding shares of IQVIA entitled to vote on any amendment, alteration, change, addition or repeal of the Delaware bylaws is required to amend, alter, change, add to or repeal the Delaware bylaws;

•	the required approval of holders of at least seventy-five percent (75%) of the outstanding shares of IQVIA to remove directors, which removal may only be for cause; and
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

In addition, IQVIA is subject to Section 203 of the DGCL regulating corporate takeovers. Section 203, subject to certain exceptions, prohibits a Delaware corporation from engaging in any “business combination” with any “interested stockholder” for a period of three years following the date that such stockholder became an interested stockholder unless:

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

Our certificate of incorporation provides that IQVIA renounces any interest or expectancy in the business opportunities of the TPG Global, LLC, the Bain Capital, LLC, CPP Investment Board Private Holdings Inc., and Leonard Green & Partners, L.P., and their affiliates (other than our Company and our subsidiaries) and all of their respective partners, principals, directors, officers, members, managers, managing directors and/or employees, and each such person will have no obligation to offer us such opportunities. This provision applies to each of these stockholders (and associated parties) only for so long as a nominee designated by such stockholder under the Shareholders Agreement continues to serve on our board of directors and no individual serving our board of directors has at any time been designated as a nominee by such stockholder under the Shareholders Agreement. Stockholders are deemed to have notice of and have consented to this provision of our certificate of incorporation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2019, we had approximately 303 offices located in approximately 82 countries. Our executive headquarters are located adjacent to Research Triangle Park, North Carolina and in Danbury, Connecticut. We own facilities in Buenos Aires, Argentina; Caracas, Venezuela; Los Ruices, Venezuela; and Bangalore, India. All of our other offices are leased. Our properties are geographically distributed to meet our worldwide operating requirements, and none of our properties are individually material to our business operations. Many of our leases have an option to renew, and we believe that we will be able to successfully renew expiring leases on terms satisfactory to us. We believe that our facilities are adequate for our operations and that suitable additional space will be available if needed.

Item 3. Legal Proceedings

Information pertaining to legal proceedings can be found in Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock trades on the NYSE under the symbol “IQV.”

Holders of Record

On February 7, 2020, we had approximately 35 stockholders of record as reported by our transfer agent. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

Dividend Policy

We do not currently intend to pay dividends on our common stock, and no dividends were declared or paid in 2019 or 2018. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in our Senior Secured Credit Facilities and long-term debt arrangements and other considerations, determine to pay dividends in the future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our Board may deem relevant. Our long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on our ability to declare dividends. For additional information regarding these restrictive covenants, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities in 2019.

Purchases of Equity Securities by the Issuer

On October 30, 2013, our Board of Directors (the “Board”) approved an equity repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. Our Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of our common stock by $600 million, $1.5 billion, $2 billion, $1.5 billion, and $2.0 billion in 2015, 2016, 2017, 2018, and 2019, respectively, which increased the total amount that has been authorized under the Repurchase Program to $7.725 billion. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it may be modified, extended, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The Repurchase Program for common stock does not have an expiration date. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

From inception of the Repurchase Program through December 31, 2019, we have repurchased a total of $6.0 billion of our securities under the Repurchase Program.

During the year ended December 31, 2019, we repurchased 6,605,804 shares of our common stock for approximately $944.8 million under the Repurchase Program. These amounts include 1,000,000 shares of our common stock, which we repurchased directly from underwriters in connection with a secondary public offering of shares of our common stock held by certain of our Selling Stockholders for an aggregate purchase price of $140.8 million and 1,000,000 shares of our common stock repurchased from certain Selling Stockholders in a private transaction for an aggregate purchase price of approximately $156.9 million. For additional information regarding our equity repurchases, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As of December 31, 2019, we had remaining authorization to repurchase up to $1.3 billion of our common stock under the Repurchase Program.

 Since the Merger between Quintiles and IMS health, we have repurchased 62.9 million shares of our common stock at an average market price per share of $94.77 for an aggregate purchase price of $6.0 billion both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

The following table summarizes the monthly equity repurchase activity for the three months ended December 31, 2019 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in millions, except per share data)
October 1, 2019 – October 31, 2019	—	$-	—	$1,595
November 1, 2019 – November 30, 2019	1.8	$139.85	1.8	$1,341
December 1, 2019 – December 31, 2019	—	$-	—	$1,341
	1.8		1.8

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of IQVIA Holdings Inc. under the Exchange Act or under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from December 31, 2014 through December 31, 2019 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”) and a select peer group. The peer group consists of Cerner Corporation, Charles River Laboratories, Inc., Equifax Inc., ICON plc, IHS Markit Ltd., Laboratory Corporation of America Holdings, Nielsen N.V., PRA Health Sciences, Inc., Syneos Health (formerly INC Research Holdings), Thomson Reuters Corporation and Verisk Analytics, Inc. The companies in our peer group are publicly traded information services, information technology or contract research companies, and thus share similar business model characteristics to IQVIA, or provide services to similar customers as IQVIA. Many of these companies are also used by our compensation committee for purposes of compensation benchmarking.

The graph assumes that $100 was invested in IQVIA, the S&P 500 and the peer group as of the close of market on December 31, 2014, assumes the reinvestments of dividends, if any. The S&P 500 and our peer group are included for comparative purposes only. They do not necessarily reflect management’s opinion that the S&P 500 and our peer group are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
IQVIA	$100	$117	$129	$166	$197	$262
Peer Group	$100	$109	$112	$130	$124	$174
S&P 500	$100	$101	$114	$138	$132	$174

Item 6. Selected Financial Data

We have derived the following consolidated statements of income data for 2019, 2018 and 2017 and consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the following consolidated statements of income data for 2016 and 2015 and consolidated balance sheet data as of December 31, 2017, 2016 and 2015 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read the consolidated financial data set forth below in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and the information under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) and ASU 2017-07, “Compensation—Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”) using the full retrospective method. As a result of the adoption of ASU 2014-09 and ASU 2017-07, the Company retrospectively adjusted related presentations. We have included the results of operations of acquired businesses from the respective date of acquisition. As a result, our period to period results of operations vary depending on the dates and sizes of the acquisitions. Effective January 1, 2019, we adopted the requirements of ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification and elected the transition method which allows for disclosures to be updated prospectively and prior periods to be presented in accordance with previous guidance. Accordingly, this selected financial data is not necessarily comparable or indicative of our future results. You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in millions, except per share data)	2019	2018	2017(4)	2016(4)(5)	2015
Statement of Income Data:
Revenues	$11,088	$10,412	$9,702	$6,815	$5,737
Costs of revenue, exclusive of depreciation and amortization	7,300	6,746	6,301	4,748	4,116
Selling, general and administrative expenses	1,734	1,716	1,622	1,016	815
Depreciation and amortization	1,202	1,141	1,011	289	128
Impairment charges(1)	—	—	40	28	2
Restructuring costs	75	68	63	71	30
Merger related costs(2)	—	—	—	87	—
Income from operations	777	741	665	576	646
Interest expense, net	438	406	339	140	97
Loss on extinguishment of debt	24	2	19	31	8
Other expense (income), net	(37)	5	13	(11)	2
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	352	328	294	416	539
Income tax expense (benefit)(3)	116	59	(992)	325	159
Income before equity in earnings (losses) of unconsolidated affiliates	236	269	1,286	91	380
Equity in earnings (losses) of unconsolidated affiliates	(9)	15	10	(4)	8
Net income	227	284	1,296	87	388
Net income attributable to non-controlling interests	(36)	(25)	(19)	(15)	(1)
Net income attributable to IQVIA Holdings Inc.	$191	$259	$1,277	$72	$387

	Year Ended December 31,
(in millions, except per share data)	2019	2018	2017(4)	2016(4)(5)	2015
Earnings per share attributable to common stockholders:
Basic	$0.98	$1.27	$5.86	$0.48	$3.15
Diluted	$0.96	$1.24	$5.74	$0.47	$3.08
Weighted average common shares outstanding:
Basic	195.1	203.7	217.8	149.1	123.0
Diluted	199.6	208.2	222.6	152.0	125.6

	Year Ended December 31,
(in millions)	2019	2018	2017(4)	2016(4)(5)	2015
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$1,417	$1,254	$970	$860	$476
Investing activities	(1,190)	(810)	(1,190)	1,731	(67)
Financing activities	(276)	(452)	(72)	(2,284)	(249)
Other Financial Data:
Capital expenditures	$(582)	$(459)	$(369)	$(164)	$(78)

	As of December 31,
(in millions)	2019	2018	2017(4)	2016(4)(5)	2015
Balance Sheet Data:
Cash and cash equivalents	$837	$891	$959	$1,198	$977
Investments in debt, equity and other securities	127	88	54	53	33
Trade accounts receivable and unbilled services, net	2,582	2,394	2,097	1,816	1,166
Property and equipment, net	458	434	440	406	188
Total assets	23,251	22,549	22,857	21,312	3,926
Total long-term liabilities	13,043	12,061	11,457	9,609	2,668
Total debt(6)	11,705	11,056	10,269	7,219	2,501
Total stockholders’ equity (deficit)	6,263	6,954	8,244	8,781	(336)
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
(3)

Income tax expense in 2019 includes a reversal of $25 million related to a reversal of an FDII benefit in 2018 due to proposed regulations being issued in 2019. Income tax expense in 2018 includes $(35) million related to finalization of SAB 118 and the impacts of GILTI and FDII. Income tax expense in 2017 includes $(966) million related to the enactment of the Tax Act and $(261) million related to purchase accounting amortization as a result of the Merger. Income tax expense in 2016 includes $252 million related to a change in our indefinitely reinvested assertion on our cumulative foreign earnings as a result of the Merger.

(4)	As a result of the adoption of ASU 2014-09, we retrospectively adjusted 2017 and 2016 related presentations.
(5)	Includes the acquisition of IMS Health effective October 3, 2016.
(6)	Excludes $60 million, $49 million, $44 million, $19 million, $33 million and $22 million of unamortized discounts and debt issuance costs as of December 31, 2019, 2018, 2017, 2016, and 2015.

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

Overview

IQVIA is a leading global provider of advanced analytics, technology solutions and contract research services to the life sciences industry. Formed through the Merger of IMS Health and Quintiles, IQVIA applies human data science – leveraging the analytic rigor and clarity of data science to the ever-expanding scope of human science – to enable companies to reimagine and develop new approaches to clinical development and commercialization, speed innovation, and accelerate improvements in healthcare outcomes. Powered by the IQVIA CORE, we deliver unique and actionable insights at the intersection of large scale analytics, transformative technology and extensive domain expertise, as well as execution capabilities to help biotech, medical device, and pharmaceutical companies, medical researchers, government agencies, payers and other healthcare stakeholders tap into a deeper understanding of diseases, human behaviors and scientific advances, in an effort to advance their path toward cures. With approximately 67,000 employees, we conduct operations in more than 100 countries.

We are managed through three reportable segments, Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions. Technology & Analytics Solutions provides critical information, technology solutions and real world solutions and services to our life science clients. Research & Development Solutions, which primarily serves biopharmaceutical clients, is engaged in research and development and provides clinical research and clinical trial services. Contract Sales & Medical Solutions provides contract sales to both biopharmaceutical clients and the broader healthcare market.

For a description of our service offerings within our segments, refer to Part I, Item 1, “Business”.

Industry Outlook

For information about the industry outlook and markets that we operate in, refer to Part I, Item I, “Our Market Outlook”.

Business Combinations

We have completed and will continue to consider strategic business combinations to enhance our capabilities and offerings in certain areas, including various individually immaterial acquisitions during the years ended December 31, 2019 and 2018. These transactions were accounted for as business combinations and the acquired results of operations are included in our consolidated financial information since the acquisition date. See Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to these business combinations.

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

Foreign Currency Translation

In 2019, approximately 40% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 55 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period to period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results.

Consolidated Results of Operations

 For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.

For a discussion of our results of operations comparison for 2018 and 2017, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 19, 2019. Our reportable segment results of operations comparison for 2018 and 2017 included below within this Annual Report on Form 10-K reflects the change in segment presentation that occurred during the first quarter of 2019.

Revenues

				Change
	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
(dollars in millions)	2019	2018	2017	$	%	$	%
Revenues	$11,088	$10,412	$9,702	$676	6.5%	$710	7.3%

2019 compared to 2018

In 2019, our revenues increased $676 million, or 6.5%, as compared to 2018. This increase was comprised of constant currency revenue growth of approximately $835 million, or 8.0%, and a negative impact of approximately $159 million from the effects of foreign currency fluctuations. The constant currency revenue growth was comprised of a $444 million increase in Technology & Analytics Solutions, a $378 million increase in Research & Development Solutions and a $13 million increase in Contract Sales & Medical Solutions.

Costs of Revenue, exclusive of Depreciation and Amortization

	Year Ended December 31,
(dollars in millions)	2019	2018	2017
Costs of revenue, exclusive of depreciation and amortization	$7,300	$6,746	$6,301
% of revenues	65.8%	64.8%	64.9%

2019 compared to 2018

When compared to 2018, costs of revenue, exclusive of depreciation and amortization, in 2019 increased $554 million, or 8.2%. This increase included a constant currency increase of approximately $690 million, or 10.2%, and a positive impact of approximately $136 million from the effects of foreign currency fluctuations. The constant currency growth was comprised of a $369 million increase in Technology & Analytics Solutions, a $295 million increase in Research & Development Solutions and a $26 million increase in Contract Sales & Medical Solutions.

As a percent of revenues, costs of revenue remained flat compared to 2018.

Selling, General and Administrative Expenses

	Year Ended December 31,
(dollars in millions)	2019	2018	2017
Selling, general and administrative expenses	$1,734	$1,716	$1,622
% of revenues	15.6%	16.5%	16.7%

2019 compared to 2018

The $18 million increase in selling, general and administrative expenses in 2019 as compared to 2018 included a constant currency increase of approximately $60 million, or 3.5%, and a positive impact of approximately $42 million from the effects of foreign currency fluctuations. The constant currency growth primarily consisted of a $34 million increase in Research & Development Solutions and a $37 million increase in general corporate and unallocated expenses.  These increases were partially offset by a $6 million decrease in Technology & Analytics Solutions and a $5 million decrease in Contract Sales & Medical Solutions.

Depreciation and Amortization

	Year Ended December 31,
(dollars in millions)	2019	2018	2017
Depreciation and amortization	$1,202	$1,141	$1,011
% of revenues	10.8%	11.0%	10.4%

The $61 million increase in depreciation and amortization in 2019 as compared to 2018 was primarily due to higher intangible asset balances as a result of acquisitions occurring in 2018 and 2019, and increased amortization due to higher capitalized software balances.

Impairment Charges

	Year Ended December 31,
(in millions)	2019	2018	2017
Impairment charges	$—	$—	$40

During 2017, we recognized $40 million of impairment losses for declines in fair value of goodwill and identifiable intangible assets in Encore. See Note 8 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to impairment charges.

Restructuring Costs

	Year Ended December 31,
(in millions)	2019	2018	2017
Restructuring costs	$75	$68	$63

During 2019, we recognized $75 million of restructuring charges, net of reversals for changes in estimates, under our existing restructuring plans as a result of continuing efforts to streamline our global operations. The remaining actions under these plans, as well as actions associated with upcoming 2020 plans, are expected to occur throughout 2020 and are expected to consist of severance, facility closure and other exit-related costs.

During 2018, we recognized $68 million of restructuring charges, net of reversals for changes in estimates, respectively, under our existing restructuring plans.

Interest Income and Interest Expense

	Year Ended December 31,
(in millions)	2019	2018	2017
Interest income	$(9)	$(8)	$(7)
Interest expense	$447	$414	$346

Interest income included interest received primarily from bank balances and investments.

Interest expense during 2019 was higher than 2018 due to an increase in the average debt outstanding, primarily as a result of the May 2019 issuance of $1.1 billion of 5.00% senior notes due 2027 and the June 2018 issuance of $1.63 billion of additional term B loans.

Loss on Extinguishment of Debt

	Year Ended December 31,
(in millions)	2019	2018	2017
Loss on extinguishment of debt	$24	$2	$19

During 2019, we incurred $24 million of fees and expenses related to the redemption of our 4.875% senior notes due 2023 in aggregate principal amount of $800 million as discussed further in Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

During 2018, we incurred $2 million of fees and expenses related to the refinancing of our Senior Secured Credit Facilities as discussed further in Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

See “—Liquidity and Capital Resources” for more information on these transactions.

Other Expense (Income), Net

	Year Ended December 31,
(in millions)	2019	2018	2017
Other (income) expense, net	$(37)	$5	$13

Other income, net for 2019 primarily consisted of a gain related to the remeasurement of a previously held equity interest of an equity method investment upon acquiring the remaining interest as a result of a business combination.

Other expense, net for 2018 primarily consisted of an increase in fair value of acquisition-related contingent consideration and foreign currency net losses partially offset by positive returns on pension assets.

Income Tax Expense (Benefit)

	Year Ended December 31,
(dollars in millions)	2019	2018	2017
Income tax expense (benefit)	$116	$59	$(992)
Effective income tax rate	33.0%	18.0%	(337.4)%

In 2019 the U.S. Treasury Department issued final regulations on the transition tax and proposed regulations on Foreign Derived Intangible Income (“FDII’) which we analyzed.  While the final regulations related to the transition tax did not have a material impact on us, the proposed guidance for FDII had an unfavorable impact. Although the proposed guidance for FDII is not authoritative and subject to change in the regulatory review process, we reversed the tax benefit recorded in 2018 by recording a tax expense of $25 million for this impact. It is expected that during 2020 the U.S. Treasury Department will issue final regulations on FDII.

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act is comprehensive legislation that includes provisions that lower the federal corporate income tax rate from 35% to 21% beginning in 2018 and imposes a one-time transition tax on undistributed foreign earnings. ASC 740 “Income Taxes” generally requires the effects of the tax law change to be recorded in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. During the fourth quarter of 2017, we recognized the tax impacts related to the transition tax on undistributed foreign earnings and the impact to deferred tax assets and liabilities and included these amounts in our consolidated financial statements on a provisional basis. During the fourth quarter of 2018, we completed our accounting for SAB 118 that resulted in a full year benefit of $35 million related to the transition tax. Additionally, in 2018 as a result of the new provisions of the Tax Act, we recorded a benefit of $25 million related to FDII as well as a tax expense of $35 million related to GILTI. Our effective income tax rate was also favorably impacted by a tax benefit of $188 million related to purchase accounting amortization of approximately $813 million as a result of the Merger.

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

Equity in Earnings (Losses) of Unconsolidated Affiliates

	Year Ended December 31,
(in millions)	2019	2018	2017
Equity in (losses) earnings of unconsolidated affiliates	$(9)	$15	$10

Equity in earnings (losses) of unconsolidated affiliates decreased in 2019 compared to 2018 primarily as a result of earnings from our investment in NovaQuest Pharma Opportunities Fund III, L.P. that were recognized in 2018 that did not reoccur in 2019. See Note 4 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Net Income Attributable to Non-controlling Interests

	Year Ended December 31,
(in millions)	2019	2018	2017
Net income attributable to non-controlling interests	$(36)	$(25)	$(19)

Net income attributable to non-controlling interests primarily included Quest’s interest in Q2 Solutions.

Segment Results of Operations

Revenues and profit by segment are as follows:

	Segment Revenues			Segment Profit
(in millions)	2019	2018	2017	2019	2018	2017
Technology & Analytics Solutions	$4,486	$4,137	$3,682	$1,101	$1,041	$998
Research & Development Solutions	5,788	5,465	5,105	1,141	1,055	861
Contract Sales & Medical Solutions	814	810	915	52	61	69
Total	11,088	10,412	9,702	2,294	2,157	1,928
General corporate and unallocated				(240)	(207)	(149)
Depreciation and amortization				(1,202)	(1,141)	(1,011)
Impairment charges				—	—	(40)
Restructuring costs				(75)	(68)	(63)
Consolidated	$11,088	$10,412	$9,702	$777	$741	$665

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses to integration activities and acquisitions. We also do not allocate depreciation and amortization or impairment charges to our segments.  Prior period segment results have been recast to conform to changes to management reporting in 2019. The recast impacts the allocation of selling, general and administrative expenses for 2018 and 2017.

Technology & Analytics Solutions

	Year Ended December 31,			Change
(dollars in millions)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Revenues	$4,486	$4,137	$3,682	$349	8.4%	$455	12.4%
Costs of revenue, exclusive of depreciation and amortization	2,663	2,343	1,967	320	13.7	376	19.1
Selling, general and administrative expenses	722	753	717	(31)	(4.1)	36	5.0
Segment profit	$1,101	$1,041	$998	$60	5.8%	$43	4.3%

Revenues

2019 compared to 2018

Technology & Analytics Solutions’ revenues were $4,486 million in 2019, an increase of $349 million, or 8.4%, over 2018. This increase was comprised of constant currency revenue growth of approximately $444 million, or 10.7%, and a negative impact of approximately $95 million from the effects of foreign currency fluctuations. The constant currency growth resulted primarily from revenue growth in the Americas region as well as the Europe and Africa region. The revenue growth in these regions was driven by higher real-world and analytical services as well as incremental revenue from acquisitions.

Costs of Revenue, exclusive of Depreciation and Amortization

2019 compared to 2018

Technology & Analytics Solutions’ costs of revenue, exclusive of depreciation and amortization, were $2,663 million in 2019, an increase of $320 million over 2018. This increase was comprised of constant currency growth of approximately $369 million, or 15.7%, and a positive impact of approximately $49 million from the effects of foreign currency fluctuations.  The constant currency increase was primarily due to an increase in compensation and related expenses from higher headcount to support revenue growth and incremental costs from acquisitions.

Selling, General and Administrative Expenses

2019 compared to 2018

Technology & Analytics Solutions’ selling, general and administrative expenses decreased $31 million in 2019 as compared to 2018. This decrease was comprised of a constant currency decrease of approximately $6 million, or 0.8%, and a positive impact of approximately $25 million from the effects of foreign currency fluctuations. The constant currency decrease was primarily related to cost savings initiatives.

Research & Development Solutions

	Year Ended December 31,			Change
(dollars in millions)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Revenues	$5,788	$5,465	$5,105	$323	5.9%	$360	7.1%
Costs of revenue, exclusive of depreciation and amortization	3,936	3,721	3,566	215	5.8	155	4.3
Selling, general and administrative expenses	711	689	678	22	3.2	11	1.6
Segment profit	$1,141	$1,055	$861	$86	8.2%	$194	22.5%

Backlog

Research and Development Solutions contracted backlog increased from $17.1 billion at December 31, 2018 to $19.0 billion at December 31, 2019 and we expect approximately $5.2 billion of this backlog to convert to revenue in the next 12 months. Contracted backlog was $14.8 billion at December 31, 2017. The December 31, 2017 backlog amount has been updated to reflect the adoption of the new revenue standard.

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

Revenues

2019 compared to 2018

Research & Development Solutions’ revenues were $5,788 million in 2019, an increase of $323 million, or 5.9%, over 2018. This increase was comprised of constant currency revenue growth of approximately $378 million, or 6.9%, and a negative impact of approximately $55 million from the effects of foreign currency fluctuations.

The constant currency growth primarily included volume-related increases in clinical services, data management and lab testing volumes as well as incremental revenue from acquisitions.

Costs of Revenue, exclusive of Depreciation and Amortization

2019 compared to 2018

Research & Development Solutions’ costs of revenue, exclusive of depreciation and amortization, increased $215 million, or 5.8%, in 2019 as compared to 2018. This increase included a constant currency increase of approximately $295 million, or 7.9%, and a positive impact of approximately $80 million from the effects of foreign currency fluctuations.

The constant currency increase was primarily due to an increase in compensation and related expenses as well as incremental costs from acquisitions. Compensation and related expenses increased as a result of higher headcount to support revenue growth.

Selling, General and Administrative Expenses

2019 compared to 2018

Research & Development Solutions’ selling, general and administrative expenses increased $22 million, or 3.2%, in 2019 as compared to 2018, which included a constant currency increase of approximately $34 million, or 4.9%, and a positive impact of approximately $12 million from the effects of foreign currency fluctuations. The constant currency increase was primarily related to an increase in compensation and related expenses from higher headcount to support growth and incremental costs from acquisitions.

Contract Sales & Medical Solutions

	Year Ended December 31,			Change
(dollars in millions)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Revenues	$814	$810	$915	$4	0.5%	$(105)	(11.5)%
Costs of revenue, exclusive of depreciation and amortization	701	682	768	19	2.8	(86)	(11.2)
Selling, general and administrative expenses	61	67	78	(6)	(9.0)	(11)	(14.1)
Segment profit	$52	$61	$69	$(9)	(14.8)%	$(8)	(11.6)%

Revenues

2019 compared to 2018

Contract Sales & Medical Solutions’ revenues were $814 million in 2019, an increase of $4 million, or 0.5%, over 2018. This increase was comprised of a constant currency revenue growth of approximately $13 million, or 1.6%, and a negative impact of approximately $9 million from the effects of foreign currency fluctuations. The constant currency growth was largely due to volume increases in the Americas region.

Costs of Revenue, exclusive of Depreciation and Amortization

2019 compared to 2018

Contract Sales & Medical Solutions’ costs of revenue, exclusive of depreciation and amortization, increased $19 million, or 2.8%, in 2019 as compared to 2018. This increase included a constant currency growth of approximately $26 million, or 3.8%, and a positive impact of approximately $7 million from the effects of foreign currency fluctuations. The constant currency cost of revenue increase was due an increase in compensation and related expenses from higher headcount to support revenue growth.

Selling, General and Administrative Expenses

2019 compared to 2018

Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $6 million, or 9.0%, in 2019 as compared to 2018, primarily related to cost saving initiatives.

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

We had a cash balance of $837 million at December 31, 2019 ($293 million of which was in the United States), a decrease from $891 million at December 31, 2018.

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

Equity Repurchase Program

On February 13, 2019, the Board increased the stock repurchase authorization under the “Repurchase Program by $2.0 billion, which increased the total amount that has been authorized under the Repurchase Program to $7.725 billion since the plan’s inception in October 2013. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time.

As of December 31, 2019, the Company has remaining authorization to repurchase up to $1.3 billion of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

Additional information regarding the Repurchase Program is presented in Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Debt

As of December 31, 2019, we had $11.7 billion of total indebtedness, excluding $1.1 billion of available borrowings under our revolving credit facilities. See Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding our credit arrangements.

Our long-term debt arrangements contain customary restrictive covenants and, as of December 31, 2019, we believe we were in compliance with our restrictive covenants in all material respects.

Senior Secured Credit Facilities and Senior Notes

At December 31, 2019, our Fourth Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) provided financing through several senior secured credit facilities (collectively, the “Senior Secured Credit Facilities”) of approximately $6,811 million, which consisted of $5,677 million principal amount of debt outstanding, $3 million of issued standby letters of credit, and $1,131 million of available borrowing capacity on the $1,500 million revolving credit facility. The revolving credit facility is comprised of a $675 million senior secured revolving facility available in U.S. dollars, a $600 million senior secured revolving facility available in U.S. dollars, Euros, Swiss Francs and other foreign currencies, and a $225 million senior secured revolving facility available in U.S. dollars and Yen. The term A loans and revolving credit facility under the Credit Agreement mature in June 2023, while the term B loans under the Credit Agreement mature in 2024 and 2025. We are required to make scheduled quarterly payments on the term A loans equal to 1.25% of the original principal amount, with the remaining balance paid at maturity. We are required to make scheduled quarterly payments on the term B loans equal to approximately 0.25% of the original principal amount, with the remaining balance paid at maturity. In addition, beginning with fiscal year ending December 31, 2017, we were required to apply 50% of excess cash flow (as defined in the Credit Agreement), subject to a reduction to 25% or 0% depending upon our senior secured first lien net leverage ratio, for prepayment of the term loans, with any such prepayment to be applied toward principal payments due in subsequent quarters. We are also required to pay an annual commitment fee that ranges from 0.20% to 0.35% in respect of any unused commitments under the revolving credit facility. The Senior Secured Credit Facilities are collateralized by substantially all of our assets and the assets of our material domestic subsidiaries including 100% of the equity interests of substantially all of our material domestic subsidiaries and 66% of the equity interests of substantially all of our first-tier material foreign subsidiaries and their domestic subsidiaries.

For information regarding the Senior Secured Credit Facilities and senior notes, see Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Receivables Financing Facility

For information regarding receivables financing facility, see Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of December 31, 2019, no additional amounts of revolving loans were available under the receivables financing facility.

Years ended December 31, 2019, 2018 and 2017

Cash Flow from Operating Activities

	Year Ended December 31,
(in millions)	2019	2018	2017
Net cash provided by operating activities	$1,417	$1,254	$970

2019 compared to 2018

Cash provided by operating activities increased $163 million in 2019 as compared to 2018. The increase is primarily due to improved collections on receivables, higher cash-related net income and the timing of income tax and other payables.

Cash Flow from Investing Activities

	Year Ended December 31,
(in millions)	2019	2018	2017
Net cash used in investing activities	$(1,190)	$(810)	$(1,190)

2019 compared to 2018

Cash used in investing activities increased $380 million in 2019 as compared to 2018. The increase was primarily due to higher cash used for the acquisition of property, equipment and software ($123 million) and for the acquisition of businesses ($279 million).

Cash Flow from Financing Activities

	Year Ended December 31,
(in millions)	2019	2018	2017
Net cash used in financing activities	$(276)	$(452)	$(72)

2019 compared to 2018

Cash used in financing activities decreased $176 million in 2019 as compared to 2018. The decrease in cash used in financing activities was primarily related to fewer share repurchases ($456 million), proceeds from debt issuance ($269 million), partially offset by repayment of revolving credit facility, net of proceeds ($370 million) and debt repayment ($167 million).

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements except for operating leases entered into in the normal course of business.

Contractual Obligations and Commitments

Below is a summary of our future payment commitments by year under contractual obligations as of December 31, 2019:

(in millions)	2020	2021 - 2022	2023 - 2024	Thereafter	Total
Long-term debt, including interest(1)	$484	$1,254	$4,508	$7,529	$13,775
Operating leases	160	234	135	86	615
Data acquisition	355	429	132	7	923
Purchase obligations(2)	17	19	14	5	55
Commitments to unconsolidated affiliates(3)	—	—	—	—	—
Benefit obligations(4)	29	28	32	82	171
Uncertain income tax positions(5)	23	19	4	1	47
Total	$1,068	$1,983	$4,825	$7,710	$15,586
(1)	Interest payments on our debt are based on the interest rates in effect on December 31, 2019.
(2)

Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions.

(3)

We are currently committed to invest $120 million in private equity funds. As of December 31, 2019, we have funded approximately $77.5 million of these commitments and we have approximately $42.5 million remaining to be funded which has not been included in the above table as we are unable to predict when these commitments will be paid.

(4)

Amounts represent expected future benefit payments for our pension and postretirement benefit plans, as well as expected contributions for 2020 for our funded pension benefit plans. We made cash contributions totaling approximately $29 million to our defined benefit plans in 2019, and we estimate that we will make contributions totaling approximately $29 million to our defined benefit plans in 2020. Due to the potential impact of future plan investment performance, changes in interest rates, changes in other economic and demographic assumptions and changes in legislation in foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions that may be required to fund our defined benefit plans for periods beyond 2020.

(5)

As of December 31, 2019, our liability related to uncertain income tax positions was approximately $134 million, $87 million of which has not been included in the above table as we are unable to predict when these liabilities will be paid due to the uncertainties in the timing of the settlement of the income tax positions.

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

Revenue Recognition

The majority of the Company’s contracts within the Research & Development Solutions segment are service contracts for clinical research that represent a single performance obligation. The Company provides a significant integration service resulting in a combined output, which is clinical trial data that meets the relevant regulatory standards and can be used by the customer to progress to the next phase of a clinical trial or solicit approval of a treatment by the applicable regulatory body. The performance obligation is satisfied over time as the output is captured in data and documentation that is available for the customer to consume over the course of the arrangement and furthers progress of the clinical trial. The Company recognizes revenue over time using a cost-based input method since there is no single output measure that would fairly depict the transfer of control over the life of the performance obligation. Progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Costs included in the measure of progress include direct labor and third-party costs (such as payments to investigators and other pass through expenses for the Company’s clinical monitors). This cost-based method of revenue recognition requires the Company to make estimates of costs to complete its projects on an ongoing basis. Significant judgment is required to evaluate assumptions related to these estimates. The effect of revisions to estimates related to the transaction price or costs to complete a project are recorded in the period in which the estimate is revised. Most contracts may be terminated upon 30 to 90 days notice by the customer; however, in the event of termination, most contracts require payment for services rendered through the date of termination, as well as for subsequent services rendered to close out the contract.

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

Foreign Currency Exchange Rates

We transact business in more than 100 countries and approximately 55 currencies and are subject to risks associated with fluctuating foreign currency exchange rates. Our objective is to reduce earnings and cash flow volatility associated with foreign currency exchange rate movements. Accordingly, we enter into foreign currency forward contracts to hedge certain forecasted foreign currency cash flows related to service contracts and to hedge non-United States dollar anticipated intercompany royalties. It is our policy to enter into foreign currency transactions only to the extent necessary to meet our objectives as stated above. We do not enter into foreign currency transactions for investment or speculative purposes. The principal currencies hedged are the Euro, the British Pound, the Japanese Yen, the Swiss Franc and the Canadian dollar.

The contractual value of our foreign exchange derivative instruments, all of which were foreign exchange forward contracts, was approximately $148 million at December 31, 2019. The fair value of these contracts is subject to change as a result of potential changes in foreign exchange rates. We assess our market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential gain or loss in fair values based on a hypothetical 10% change in foreign currency exchange rates. The potential gain in fair value for foreign exchange forward contracts based on a hypothetical 10% decrease in the value of the United States dollar or, in the case of non-United States dollar related contracts, the currency being purchased, was less than $1 million at December 31, 2019. However, the change in the fair value of the foreign exchange forward contracts would likely be offset by a change in the value of the future service contract revenue or royalty being hedged caused by the currency exchange rate fluctuation. The estimated fair values of the foreign exchange forward contracts were determined based on quoted market prices.

Exchange rate fluctuations affect the United States dollar value of foreign currency revenue and expenses and may have a significant effect on our results. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical 10% change in average exchange rates used to translate all foreign currencies to the United States dollar would have impacted income before income taxes for 2019 by approximately $165 million. The actual impact of exchange rate movements in the future could differ materially from this hypothetical analysis, based on the mix of foreign currencies and the timing and magnitude of individual exchange rate movements.

Additionally, commencing in 2016, we designated a portion of our foreign currency denominated debt as a hedge of our net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the United States dollar. As of December 31, 2019, these borrowings (net of original issue discount) were €5,273 million ($5,915 million). A hypothetical 10% decrease in the value of the United States dollar would lead to a potential loss in fair value of $592 million. However, this change in fair value would be offset by the change in value of the hedged portion of our net investment in foreign subsidiaries caused by the currency exchange rate fluctuation.

Interest Rates

Because we have variable rate debt, fluctuations in interest rates affect our business. We attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. We have entered into interest rate swaps with financial institutions that have reset dates and critical terms that match the underlying debt. Accordingly, any change in market value associated with the interest rate swaps is offset by the opposite market impact on the related debt. As of December 31, 2019, we had approximately $5.9 billion of variable rate indebtedness and interest rate swaps with a notional value of $1.2 billion. Because we do not attempt to hedge all of our variable rate debt, we may incur higher interest costs for the portion of our variable rate debt that is not hedged. Excluding debt covered by hedges, each quarter-point increase or decrease in the interest rate on our variable rate debt would result in our interest expense changing by approximately $11 million per year.

Marketable Securities

At December 31, 2019, we held investments in marketable equity securities. These investments are classified as either trading securities or available-for-sale securities and are recorded at fair value. These securities are subject to price risk. As of December 31, 2019, the fair value of these investments was $62 million based on the quoted market value of the securities. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market values was approximately $6 million at December 31, 2019.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Ari Bousbib	/s/ Michael R. McDonnell
Ari Bousbib Chairman, Chief Executive Officer and President (Principal Executive Officer)	Michael R. McDonnell Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 18, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IQVIA Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IQVIA Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive (loss) income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Estimating Measure of Progress for Clinical Research Services

As described in Notes 1 and 20 to the consolidated financial statements, revenue of the Research & Development Solutions segment for the year ended December 31, 2019, is $5,788 million, the majority of which relates to service contracts for clinical research that represent a single performance obligation. The Company recognized revenue for these contracts over time using a cost-based input method. Revenue was recognized based on progress on the performance obligation, which was measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Costs included in the measure of progress include direct labor and third-party costs (such as payments to investigators and other pass through expenses for the Company’s clinical monitors). This cost-based method of revenue recognition required management to make estimates of costs to complete its projects on an ongoing basis.

The principal considerations for our determination that performing procedures relating to revenue recognition - estimating measure of progress for clinical research services - is a critical audit matter are the high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence related to the cost estimates made by management, due to significant judgment by management when determining the total expected costs to complete its contracts, specifically the estimation of direct labor and third-party costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the estimation of the total cost to complete clinical research service contracts. These procedures also included, among others, testing management’s process for determining the estimate of total costs to complete its contracts, which included evaluating the reasonableness of significant assumptions made by management including direct labor and third party-costs, evaluating the appropriateness of changes to management’s estimate of total costs to complete throughout the duration of the contract, testing actual direct costs incurred, and  evaluating management’s ability to reasonably estimate the total expected costs to complete contracts, which  included performing a comparison of management’s prior period cost estimates to final actual costs.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

February 18, 2020

We have served as the Company’s auditor since 2002.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share data)	2019	2018	2017
Revenues	$11,088	$10,412	$9,702
Costs of revenue, exclusive of depreciation and amortization	7,300	6,746	6,301
Selling, general and administrative expenses	1,734	1,716	1,622
Depreciation and amortization	1,202	1,141	1,011
Impairment charges	—	—	40
Restructuring costs	75	68	63
Income from operations	777	741	665
Interest income	(9)	(8)	(7)
Interest expense	447	414	346
Loss on extinguishment of debt	24	2	19
Other (income) expense, net	(37)	5	13
Income before income taxes and equity in earnings of unconsolidated affiliates	352	328	294
Income tax expense (benefit)	116	59	(992)
Income before equity in earnings (losses) of unconsolidated affiliates	236	269	1,286
Equity in (losses) earnings of unconsolidated affiliates	(9)	15	10
Net income	227	284	1,296
Net income attributable to non-controlling interests	(36)	(25)	(19)
Net income attributable to IQVIA Holdings Inc.	$191	$259	$1,277
Earnings per share attributable to common stockholders:
Basic	$0.98	$1.27	$5.86
Diluted	$0.96	$1.24	$5.74
Weighted average common shares outstanding:
Basic	195.1	203.7	217.8
Diluted	199.6	208.2	222.6
The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(in millions)	2019	2018	2017
Net income	$227	$284	$1,296
Comprehensive (loss) income adjustments:
Unrealized (losses) gains on derivative instruments, net of income tax expense (benefit) of $4, ($5) and $1	(15)	1	4
Defined benefit plan adjustments, net of income tax (benefit) expense of $5, ($4) and $3	(30)	(8)	5
Foreign currency translation, net of income tax (benefit) expense of ($30), $50 and ($201)	(39)	(258)	611
Reclassification adjustments:
(Gains) losses on derivative instruments included in net income, net of income tax expense of $—, $1 and $—	(1)	(12)	(1)
Amortization of actuarial losses and prior service costs included in net income	—	1	1
Comprehensive income (loss)	142	8	1,916
Comprehensive (income) loss attributable to non-controlling interests	(38)	(22)	(26)
Comprehensive income (loss) attributable to IQVIA Holdings Inc.	$104	$(14)	$1,890

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2019	2018
ASSETS

Cash and cash equivalents	$837	$891
Trade accounts receivable and unbilled services, net	2,582	2,394
Prepaid expenses	138	151
Income taxes receivable	56	69
Investments in debt, equity and other securities	62	47
Other current assets and receivables	451	322
Total current assets	4,126	3,874
Property and equipment, net	458	434
Operating lease right-of-use assets	496	—
Investments in debt, equity and other securities	65	41
Investments in unconsolidated affiliates	87	101
Goodwill	12,159	11,800
Other identifiable intangibles, net	5,514	5,951
Deferred income taxes	119	109
Deposits and other assets	227	239
Total assets	$23,251	$22,549
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,512	$2,295
Unearned income	1,014	1,007
Income taxes payable	108	100
Current portion of long-term debt	100	100
Other current liabilities	211	32
Total current liabilities	3,945	3,534
Long-term debt, less current portion	11,545	10,907
Deferred income taxes	646	736
Operating lease liabilities	396	—
Other liabilities	456	418
Total liabilities	16,988	15,595
Commitments and contingencies (Note 1)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized at December 31, 2019 and 2018, $0.01 par value, 253.0 shares issued and 192.3 shares outstanding at December 31, 2019; 251.5 shares issued and 197.5 shares outstanding at December 31, 2018	11,049	10,901
Retained earnings	998	807
Treasury stock, at cost, 60.7 and 54.0 shares at December 31, 2019 and 2018, respectively	(5,733)	(4,770)
Accumulated other comprehensive loss	(311)	(224)
Equity attributable to IQVIA Holdings Inc.’s stockholders	6,003	6,714
Non-controlling interests	260	240
Total stockholders’ equity	6,263	6,954
Total liabilities and stockholders’ equity	$23,251	$22,549

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2019	2018	2017
Operating activities:
Net income	$227	$284	$1,296
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,202	1,141	1,011
Amortization of debt issuance costs and discount	13	11	9
Amortization of accumulated other comprehensive loss on terminated interest rate swaps	—	—	3
Stock-based compensation	146	113	106
Impairment of goodwill and identifiable intangible assets	—	—	40
Loss (gain) on disposals of property and equipment, net	1	—	(1)
Loss (earnings) from unconsolidated affiliates	9	(15)	(10)
(Gain) loss on investments, net	(43)	3	(8)
Benefit from deferred income taxes	(157)	(177)	(1,221)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	(122)	(297)	(141)
Prepaid expenses and other assets	(92)	(66)	(54)
Accounts payable and accrued expenses	240	368	90
Unearned income	(2)	7	(68)
Income taxes payable and other liabilities	(5)	(118)	(82)
Net cash provided by operating activities	1,417	1,254	970
Investing activities:
Acquisition of property, equipment and software	(582)	(459)	(369)
Net cash paid for acquisition of businesses	(588)	(309)	(854)
Disposition of business, net of cash disposed	—	—	12
(Purchases) sales of marketable securities, net	(3)	(4)	2
Investments in unconsolidated affiliates, net of payments received	—	(17)	15
(Investments in) proceeds from sale of equity securities	(22)	(23)	—
Other	5	2	4
Net cash used in investing activities	(1,190)	(810)	(1,190)
Financing activities:
Proceeds from issuance of debt	1,900	1,631	5,242
Payment of debt issuance costs	(47)	(22)	(50)
Repayment of debt	(899)	(732)	(2,883)
Proceeds from revolving credit facility	2,522	2,445	1,921
Repayment of revolving credit facility	(2,776)	(2,329)	(1,767)
Principal payments on capital lease obligations	—	—	(2)
Proceeds related to employee stock option plans	11	15	91
Repurchase of common stock	(949)	(1,405)	(2,620)
Distributions to non-controlling interest, net	(18)	(31)	—
Contingent consideration and deferred purchase price payments	(20)	(24)	(4)
Net cash used in financing activities	(276)	(452)	(72)
Effect of foreign currency exchange rate changes on cash	(5)	(60)	53
Decrease in cash and cash equivalents	(54)	(68)	(239)
Cash and cash equivalents at beginning of period	891	959	1,198
Cash and cash equivalents at end of period	$837	$891	$959

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total
Balance, December 31, 2016	248.3	(12.9)	2	10,600	(484)	(1,000)	(564)	227	8,781
Issuance of common stock	3.7	—	—	—	—	—	—	—	—
Repurchase of common stock	—	(28.5)	—	—	—	(2,374)	—	—	(2,374)
Repurchase and retirement of common stock	(2.5)	—	—	—	(255)	—	—	—	(255)
Stock-based compensation	—	—	—	180	—	—	—	—	180
Distribution to non-controlling interest	—	—	—	—	—	—	—	(4)	(4)
Net income	—	—	—	—	1,277	—	—	19	1,296
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	—	4	—	4
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	5	—	5
Foreign currency translation, net of tax	—	—	—	—	—	—	604	7	611
Balance, December 31, 2017	249.5	(41.4)	2	10,780	538	(3,374)	49	249	8,244
Issuance of common stock	2.0	—	1	10	—	—	—	—	11
Repurchase of common stock	—	(12.6)	—	—	—	(1,396)	—	—	(1,396)
Stock-based compensation	—	—	—	108	—	—	—	—	108
Distributions to non-controlling interest	—	—	—	—	—	—	—	(31)	(31)
Net income	—	—	—	—	259	—	—	25	284
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	—	1	—	1
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(8)	—	(8)
Foreign currency translation, net of tax	—	—	—	—	—	—	(255)	(3)	(258)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(11)	—	(11)
Other	—	—	—	—	10	—	—	—	10
Balance, December 31, 2018	251.5	(54.0)	$3	$10,898	$807	$(4,770)	$(224)	$240	$6,954
Issuance of common stock	1.5	—	—	11	—	—	—	—	11
Repurchase of common stock	—	(6.7)	—	—	—	(963)	—	—	(963)
Stock-based compensation	—	—	—	137	—	—	—	—	137
Distributions to non-controlling interest	—	—	—	—	—	—	—	(18)	(18)
Net income	—	—	—	—	191	—	—	36	227
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(15)	—	(15)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(30)	—	(30)
Foreign currency translation, net of tax	—	—	—	—	—	—	(41)	2	(39)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(1)	—	(1)
Balance, December 31, 2019	253.0	(60.7)	$3	$11,046	$998	$(5,733)	$(311)	$260	$6,263

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The Company

IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of advanced analytics, technology solutions and contract research services to the life sciences industry. IQVIA applies human data science – leveraging the analytic rigor and clarity of data science to the ever-expanding scope of human science – to enable companies to reimagine and develop new approaches to clinical development and commercialization, speed innovation, and accelerate improvements in healthcare outcomes. Powered by the IQVIA CORE, the Company delivers unique and actionable insights at the intersection of large-scale analytics, transformative technology and extensive domain expertise, as well as execution capabilities to help biotech, medical device, and pharmaceutical companies, medical researchers, government agencies, payers and other healthcare stakeholders tap into a deeper understanding of diseases, human behaviors and scientific advances, in an effort to advance their path toward cures. With approximately 67,000 employees, the Company conducts business in more than 100 countries.

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

For operations outside the United States that are considered to be highly inflationary or where the United States dollar is designated as the functional currency, monetary assets and liabilities are remeasured using end-of-period exchange rates, whereas nonmonetary accounts are remeasured using historical exchange rates, and all remeasurement and transaction adjustments are recognized in other expense (income), net.

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

At  inception, the Company designates whether or not the derivative instrument is an effective hedge of an asset, liability or firm commitment which is then classified as either a cash flow hedge or a fair value hedge. If determined to be an effective cash flow hedge, changes in the fair value of the derivative instrument are recorded as a component of Accumulated Other Comprehensive Income (“AOCI’) until realized. The Company includes the impact from these hedges in the same line item as the hedged item on the consolidated statements of cash flows. Changes in fair value of effective fair value hedges are recorded in earnings as an offset to the changes in the fair value of the related hedged item. Hedge ineffectiveness, if any, is immediately recognized in earnings. Changes in the fair values of derivative instruments that are not an effective hedge are recognized in earnings. When it is probable that a hedged forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction and reclassifies gains or losses that were accumulated in AOCI to earnings in other expense (income), net for foreign exchange derivatives and interest expense for interest rate derivatives on the consolidated statements of income. Cash flows are classified consistent with the underlying hedged item. The Company has entered, and may in the future enter, into derivative contracts (caps, swaps, forwards, calls or puts, warrants, for example) related to its debt and forecasted foreign currency transactions.

Business Combinations

The Company uses the acquisition method to account for business combinations, and accordingly, the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree are recorded at their estimated fair values on the date of the acquisition. The Company uses significant judgments, estimates and assumptions in determining the estimated fair value of assets acquired, liabilities assumed and non-controlling interest including expected future cash flows, discount rates that reflect the risk associated with the expected future cash flows and estimated useful lives.

The Company records and allocates to its reporting units the excess of the cost over the fair value of the net assets acquired, known as goodwill. The recoverability of the goodwill and indefinite-lived intangible assets are evaluated annually for impairment, or if and when events or circumstances indicate a possible impairment. The Company reviews the carrying values of other identifiable intangible assets if the facts and circumstances indicate a possible impairment.

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

Definite-lived identifiable intangible assets are amortized primarily using an accelerated method that reflects the pattern in which the Company expects to benefit from the use of the asset over its estimated remaining useful life as follows:

Trademarks and trade names	1 - 17 years
Contract backlog and client relationships	1 - 25 years
Software and related assets	1 - 10 years
Databases	1 - 9 years
Non-compete agreements and other	2 - 5 years

Included in software and related assets is the capitalized cost of internal-use software used in supporting the Company’s business. Qualifying costs incurred during the application development stage are capitalized and amortized over their estimated useful lives. Costs are capitalized from completion of the preliminary project stage and when it is considered probable that the software will be used to perform its intended function, up until the time the software is placed into service. The Company recognized $196 million, $179 million and $134 million of amortization expense in 2019, 2018 and 2017, respectively, related to software and related assets.

The carrying values of property, equipment and intangible and other long-lived assets are reviewed for recoverability if the facts and circumstances suggest that a potential impairment may have occurred. If this review indicates that carrying values will not be recoverable, as determined based on undiscounted cash flow projections, the Company will record an impairment charge to reduce carrying values to estimated fair value. There were no impairments recognized in 2019 and 2018.

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

The Company derives the majority of its revenues in the Technology & Analytics Solutions segment from various information and technology service offerings. Information offerings (primarily under fixed-price contracts) typically include multiple performance obligations including an ongoing subscription-based deliverable for which revenue is recognized ratably as earned over the contract period, and/or a one-time deliverable of data offerings for which revenue is recognized upon delivery. The customer is able to benefit from the provision of data as it is received. The Company’s subscription arrangements typically have terms ranging from one to three years and are generally non-cancelable and do not contain refund-type provisions. Technology services offerings may contain multiple performance obligations consisting of a mix of small and large-scale services and consulting projects, multi-year outsourcing contracts and Software-as-a- Service (“SaaS”) arrangements. These arrangements typically have terms ranging from several weeks to three years, with a majority having terms of one year or less. For arrangements that include multiple performance obligations, the transaction price is allocated to the identified performance obligations based on their relative standalone selling prices. For these contracts, the standalone selling prices are based on the Company’s normal pricing practices when sold separately with consideration of market conditions and other factors, including customer demographics and geographic location. Revenues for services engagements where the transfer of control occurs ratably over time are recognized on a straight-line basis over the term of the arrangement. Revenues from time and material contracts are recognized based on hours as the services are provided. Revenues from fixed price ad hoc services and consulting contracts are recognized over the contract term based on the ratio of the number of hours incurred for services provided during the period compared to the total estimated hours to be incurred over the entire arrangement (hours-based). Technology services offerings meet the over time criterion, as another party would not need to substantially re-perform the work already completed to satisfy the remaining obligations if the services were migrated.

The majority of the Company’s contracts within the Research & Development Solutions segment are service contracts for clinical research that represent a single performance obligation. The Company provides a significant integration service resulting in a combined output, which is clinical trial data that meets the relevant regulatory standards and can be used by the customer to progress to the next phase of a clinical trial or solicit approval of a treatment by the applicable regulatory body. The performance obligation is satisfied over time as the output is captured in data and documentation that is available for the customer to consume over the course of the arrangement and furthers progress of the clinical trial. The Company recognizes revenue over time using a cost-based input method since there is no single output measure that would fairly depict the transfer of control over the life of the performance obligation. Progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Costs included in the measure of progress include direct labor and third-party costs (such as payments to investigators and other pass through expenses for the Company’s clinical monitors). This cost-based method of revenue recognition requires the Company to make estimates of costs to complete its projects on an ongoing basis. Significant judgment is required to evaluate assumptions related to these estimates. The effect of revisions to estimates related to the transaction price or costs to complete a project are recorded in the period in which the estimate is revised. Most contracts may be terminated upon 30 to 90 days notice by the customer; however, in the event of termination, most contracts require payment for services rendered through the date of termination, as well as for subsequent services rendered to close out the contract.

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

Trade Receivables, Unbilled Services and Unearned Income

In general, billings and payments are established by contractual provisions including predetermined payment schedules, which may or may not correspond to the timing of the transfer of control of the Company’s services under the contract. In general, the Company’s intention in its invoicing (payment terms) is to maintain cash neutrality over the life of the contract. Generally, the payment terms are 30 to 90 days based on contracts. Upfront payments, when they occur, are intended to cover certain expenses the Company incurs at the beginning of the contract. Neither the Company nor its customers view such upfront payments and contracted payment schedules as a means of financing. Unbilled services primarily arise from long-term contracts when a cost-based or hours-based input method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer.

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

Income Taxes

Certain items of income and expense are not recognized on the Company’s income tax returns and financial statements in the same year, which creates timing differences. The income tax effect of these timing differences results in (1) deferred income tax assets that create a reduction in future income taxes and (2) deferred income tax liabilities that create an increase in future income taxes. Recognition of deferred income tax assets is based on management’s belief that it is more likely than not that the income tax benefit associated with certain temporary differences, income tax operating loss and capital loss carryforwards and income tax credits, would be realized. The Company recorded a valuation allowance to reduce its deferred income tax assets for those deferred income tax items for which it was more likely than not that realization would not occur. The Company determined the amount of the valuation allowance based, in part, on the Company’s assessment of future taxable income and in light of the Company’s ongoing income tax strategies. If the estimate of future taxable income or tax strategies changes at any time in the future, the Company would record an adjustment to our valuation allowance. Recording such an adjustment could have a material effect on the Company’s financial condition or results of operations.

Income tax expense is based on the distribution of profit before income tax among the various taxing jurisdictions in which we operate, adjusted as required by the income tax laws of each taxing jurisdiction. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate. The Company does not consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States.

Pensions and Other Postretirement Benefits

The Company provides retirement benefits to certain employees, including defined benefit pension plans and postretirement medical plans. The determination of benefit obligations and expense is based on actuarial models. In order to measure benefit costs and obligations using these models, assumptions are made with regard to the discount rate, expected return on plan assets, cash balance crediting rate, lump sum conversion rate and the assumed rate of compensation increases. In addition, retiree medical care cost trend rates are a key assumption used exclusively in determining costs for the Company’s postretirement health care and life insurance benefit plans.

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

The Company values its stock-based compensation for restricted stock awards and restricted stock units based on the closing market price of the Company’s common stock on the date of grant. The Company accounts for its stock-based compensation for performance awards based on the closing market price of the Company’s common stock on the date of grant and for performance awards that include market conditions based upon the Monte Carlo simulation model.

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

Recently Issued Accounting Standards

Accounting pronouncements adopted as of December 31, 2019

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

Accounting pronouncements issued but not adopted as of December 31, 2019

In January 2020, the FASB issued new accounting guidance that states any equity security transitioning from the alternative method of accounting to the equity method, or vice versa, due to an observable transaction, will be remeasured immediately before the transition. In addition, the new accounting guidance clarifies the accounting for certain non-derivative forward contracts or purchased call options to acquire equity securities stating such instruments will be measured using the fair value principles before settlement or exercise. The new accounting guidance will be effective for the Company on January 1, 2021 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

In December 2019, the FASB issued new accounting guidance to clarify and simplify the accounting for income taxes. Changes under the new guidance includes eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new accounting guidance will be effective for the Company on January 1, 2021. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

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

In January 2017, the FASB issued new accounting guidance that simplifies the measurement of goodwill by eliminating the step two impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The new guidance requires a comparison of the Company’s fair value of a reporting unit with the carrying amount and the Company is required to recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. The new accounting guidance will be effective for the Company on January 1, 2020. Based on current impairment test results, the Company does not expect a material effect on the Consolidated Financial Statements. However, the impact of the new accounting guidance will depend on the performance of the reporting units and the market conditions at the time of adoption.

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

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations

The Company attributes revenues to geographical region based upon where the services are performed. The following tables represent revenues by geographical region and reportable segment for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$2,370	$2,693	$399	$5,462
Europe and Africa	1,543	1,734	200	3,477
Asia-Pacific	573	1,361	215	2,149
Total revenues	$4,486	$5,788	$814	$11,088

	Year Ended December 31, 2018
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$2,087	$2,553	$358	$4,998
Europe and Africa	1,520	1,693	235	3,448
Asia-Pacific	530	1,219	217	1,966
Total revenues	$4,137	$5,465	$810	$10,412

	Year Ended December 31, 2017
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$1,801	$2,375	$430	$4,606
Europe and Africa	1,372	1,663	251	3,286
Asia-Pacific	509	1,067	234	1,810
Total revenues	$3,682	$5,105	$915	$9,702

No individual country, except for the United States and the United Kingdom, accounted for 10% or more of total revenues for the year ended December 31, 2019 and 2018. For the year ended December 31, 2019, revenues in the United States and the United Kingdom accounted for 45% and 10% of total revenue, respectively. For the year ended December 31, 2018, revenues in the United States and the United Kingdom accounted for 43% and 11% of total revenue, respectively.

No individual country, except for the United States, accounted for 10% or more of total revenues for the year ended December 31, 2017. For the year ended December 31, 2017, revenue in the United States accounted for 42% of total revenue.

No individual customer represented 10% or more of total revenues for the years ended December 31, 2019, 2018 or 2017.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2019, approximately $20.0 billion of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenue on approximately 35% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement. The Company applied the practical expedient that permits the omission of prior period information about its remaining performance obligations. No other practical expedients were applied.

3. Trade Accounts Receivable, Unbilled Services and Unearned Income

Trade accounts receivables and unbilled services consist of the following:

	December 31,
(in millions)	2019	2018
Trade accounts receivable:
Billed	$1,312	$1,279
Unbilled services	1,286	1,130
Trade accounts receivable and unbilled services	2,598	2,409
Allowance for doubtful accounts	(16)	(15)
Trade accounts receivable and unbilled services, net	$2,582	$2,394

Unbilled services and unearned income was as follows:

	December 31,
(in millions)	2019	2018	Change
Unbilled services	$1,286	$1,130	$156
Unearned income	(1,014)	(1,007)	(7)
Net balance	$272	$123	$149

Unbilled services, which is comprised of approximately equal parts of unbilled receivables and contract assets as of December 31, 2019, increased by $156 million as compared to December 31, 2018. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $7 million over the same period resulting in an increase of $149 million in the net balance of unbilled services and unearned income between December 31, 2019 and 2018. Growth in the net balance is driven by the difference in timing of revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers, related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.

Bad debt expense recognized on the Company’s receivables and unbilled services was de minimis for the years ended December 31, 2019, 2018 and 2017.

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

 Unconsolidated Affiliates

The Company accounts for its investments in and advances to unconsolidated affiliates under the equity method of accounting and records its pro rata share of its losses or earnings from these investments in equity in earnings (losses) of unconsolidated affiliates. The following is a summary of the Company’s investments in and advances to unconsolidated affiliates:

	December 31,
(in millions)	2019	2018
NovaQuest Pharma Opportunities Fund III, L.P. (“NQ Fund III”)	$19	$30
NovaQuest Pharma Opportunities Fund IV, L.P. (“NQ Fund IV”)	8	13
NovaQuest Pharma Opportunities Fund V, L.P. (“NQ Fund V”)	13	14
NovaQuest Private Equity Fund I, L.P. (“NQ PE Fund I”)	4	4
CenduitTM (“Cenduit”)	—	4
NostraData Pty Ltd. (“NostraData”)	8	7
Inteliquet (“Inteliquet”)	18	20
Helparound ("Helparound")	4	—
Other	13	9
	$87	$101

Variable Interest Entities

As of December 31, 2019, the Company’s investments in unconsolidated variable interest entities (“VIEs”) and its estimated maximum exposure to loss were as follows:

(in millions)	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
NQ Fund III	$19	$25
NQ Fund IV	8	10
NQ Fund V	13	44
NQ PE Fund I	4	7
Pappas Life Science Ventures V, L.P.	2	5
	$46	$91

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

Service Contract Hedging and Royalty Hedging contracts are designated as cash flow hedges and are carried at fair value, with changes in the fair value recorded to AOCI. The change in fair value is reclassified from AOCI to earnings in the period in which the hedged transaction occurs. These contracts have various expiration dates through November 2020.

As of December 31, 2019 and 2018, the Company had open Service Contract Hedging and Royalty Hedging contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2020 and 2019 with notional amounts totaling $148 million and $202 million, respectively. For accounting purposes these hedges are considered highly effective. As of December 31, 2019 and 2018, the Company had recorded gross unrealized gains (losses) of $4 million and less than ($1) million and $5 million and ($3) million, respectively, related to these contracts. Upon expiration of the hedge instruments in 2019, the Company reclassified the unrealized holding gains and losses on the derivative instruments included in AOCI into earnings. The unrealized gains (losses) are included in other current assets and liabilities on the accompanying consolidated balance sheets as of December 31, 2019 and 2018.

Interest Rate Risk Management

The Company purchases interest rate caps and has entered into interest rate swap agreements for purposes of managing its exposure to interest rate fluctuations.

        In April 2014, IMS Health entered into United States dollar and Euro denominated interest rate swap agreements (“2014 Swaps”) to hedge interest rate exposure on notional amounts of approximately $600 million of its borrowings. The 2014 Swaps commenced between April and June 2014 and expire at various times through March 2021. As of December 31, 2019, only one of the 2014 Swaps remain unexpired, with a notional value of $325 million. On this agreement, the Company pays a fixed rate of 1.6%  and receives a variable rate of interest equal to the greater of three-month Euro Interbank Offered Rate (“EURIBOR”) or the equivalent to LIBOR, and 1%. During 2017, the 2014 Swaps ceased to be considered highly effective for accounting purposes and as such, the Company discontinued hedge accounting and prospective changes in the fair value of the Swaps are recognized in earnings.

On June 3, 2015, the Company entered into seven forward starting interest rate swaps (“2015 Swaps”) in an effort to limit its exposure to changes in the variable interest rate on its Senior Secured Credit Facilities (as defined below). Interest on the swaps began accruing on June 30, 2016, and the interest rate swaps expire at various times through March 2020. As of December 31, 2019, only three of the 2015 Swaps were still outstanding. The Company pays a fixed rate of 2.1% and receives a variable rate of interest equal to the three-month LIBOR on these agreements.

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

On July 19, 2018, the Company entered into two forward starting interest rate swaps (“2018 Swaps”) with a total notional value of $500 million in an effort to limit its exposure to changes in the variable interest rate on its Senior Secured Credit Facilities (as defined below). Interest on the 2018 Swaps began accruing on June 28, 2019 and the interest rate swaps expire on June 28, 2024.  The Company pays a fixed rate of 3.0% and receives a variable rate of interest equal to the three-month LIBOR on the 2018 Swaps.

The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparty, which, when they occur, are reflected as interest expense on the consolidated statements of income. These interest rate swaps will result in a total debt mix of approximately 59% fixed rate debt and 41% variable rate debt.

Net Investment Risk Management

The Company designates its foreign currency denominated debt as a hedge of its net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the United States dollar, which is accounted for as a cash flow hedge. As of December 31, 2019, these borrowings (net of original issue discount) were €5,273 million ($5,915 million). The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the cumulative translation adjustment component of AOCI with the related offset in long-term debt. Those amounts would be reclassified from AOCI to earnings upon the sale or substantial liquidation of these net investments. The amount of foreign exchange gains related to the net investment hedge included in the cumulative translation adjustment component of AOCI for the year ended December 31, 2019 was $97 million.

The fair values of the Company’s derivative instruments and the line items on the accompanying consolidated balance sheets to which they were recorded are summarized in the following table:

		December 31, 2019			December 31, 2018
(in millions)	Balance Sheet Classification	Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$4	—	$148	$5	$3	$202
Interest rate swaps	Other assets and liabilities	—	27	875	3	9	890
Interest rate caps	Deposits and other assets	—	—	—	1	—	700
Derivatives not designated as hedging instruments:
Interest rate swaps	Other liabilities	—	3	325	—	5	432
Total derivatives		$4	$30		$9	$17

The pre-tax effect of the Company’s cash flow hedging instruments on other comprehensive (loss) income is summarized in the following table:

	Year Ended December 31,
(in millions)	2019	2018	2017
Foreign exchange forward contracts	$2	$(9)	$(5)
Interest rate derivatives	(22)	(6)	9
Total	$(20)	$(15)	$4

The Company expects approximately $3 million of pre-tax unrealized losses related to its foreign exchange contracts and interest rate derivatives included in AOCI at December 31, 2019 to be reclassified into earnings within the next twelve months. The total amount of cash flow hedge effect on the income statement is immaterial for year ended December 31, 2019.

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

The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values at December 31, 2019 and 2018 due to their short-term nature. At December 31, 2019 and 2018, the fair value of total debt approximated $11,925 million and $10,850 million, respectively, as determined under Level 1 and Level 2 measurements for these financial instruments.

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of December 31, 2019:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$79	$—	$—	$79
Derivatives	—	4	—	4
Total	$79	$4	$—	$83
Liabilities:
Derivatives	$—	$30	$—	$30
Contingent consideration	—	—	113	113
Total	$—	$30	$113	$143

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

Derivatives—Derivatives consist of foreign exchange contracts and interest rate swaps. The fair value of foreign exchange contracts is based on observable market inputs of spot and forward rates or using other observable inputs. The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities or using market inputs with mid-market pricing as a practical expedient for bid-ask spread.

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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31:

	Contingent Consideration
(in millions)	2019	2018	2017
Balance as of January 1	$123	$69	$18
Business combinations	40	53	57
Contingent consideration paid	(46)	(24)	(4)
Revaluations included in earnings and foreign currency translation adjustments	(4)	25	(2)
Balance as of December 31	$113	$123	$69

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

As of December 31, 2019, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled approximately $17,808 million and were identified as Level 3. These assets are comprised of cost and equity method investments of $135 million, goodwill of $12,159 million and other identifiable intangibles, net of $5,514 million.

Cost and Equity Method Investments—The inputs available for valuing investments in non-public portfolio companies are generally not easily observable. The valuation of non-public investments requires judgment by the Company due to the absence of quoted market values, inherent lack of liquidity and the long-term nature of such assets. When a triggering event occurs, the Company considers a wide range of available market data when assessing the estimated fair value. Such market data includes observations of the trading multiples of public companies considered comparable to the private companies being valued as well as publicly disclosed merger transactions involving comparable private companies. In addition, valuations are adjusted to account for company-specific issues, the lack of liquidity inherent in a non-public investment and the fact that comparable public companies are not identical to the companies being valued. Such valuation adjustments are necessary because in the absence of a committed buyer and completion of due diligence similar to that performed in an actual negotiated sale process, there may be company-specific issues that are not fully known that may affect value. Further, a variety of additional factors are reviewed by the Company, including, but not limited to, financing and sales transactions with third parties, current operating performance and future expectations of the particular investment, changes in market outlook and the third-party financing environment. Because of the inherent uncertainty of valuations, estimated valuations may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Goodwill—Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets resulting from business combinations. The Company performs a qualitative analysis to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its book value. This includes a qualitative analysis of macroeconomic conditions, industry and market considerations, internal cost factors, financial performance, fair value history and other company specific events. If this qualitative analysis indicates that it is more likely than not that the estimated fair value is less than the book value for the respective reporting unit, the Company applies a two-step impairment test in which the Company determines whether the estimated fair value of the reporting unit is in excess of its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the estimated fair value of the reporting unit, the Company performs the second step of the impairment test to determine the implied estimated fair value of the reporting unit’s goodwill. The Company determines the implied estimated fair value of goodwill by determining the present value of the estimated future cash flows for each reporting unit and comparing to the net book value of assets and liabilities exclusive of goodwill. See Note 8 for additional information.

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

7. Property and Equipment

The major classes of property and equipment were as follows:

	December 31,
(in millions)	2019	2018
Land, buildings and leasehold improvements	$331	$326
Equipment	570	521
Furniture and fixtures	81	82
Transportation equipment	73	72
Property and equipment, gross	1,055	1,001
Less accumulated depreciation	(597)	(567)
Property and equipment, net	$458	$434

Property and equipment depreciation expense was as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Depreciation expense	$128	$125	$125

8. Goodwill and Identifiable Intangible Assets

As of December 31, 2019, the Company has approximately $5,514 million of identifiable intangible assets, of which approximately $18 million, relating to a trade name, is deemed to be indefinite-lived and, accordingly, is not being amortized. Amortization expense associated with identifiable definite-lived intangible assets was as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Amortization expense	$1,074	$1,016	$886

Estimated amortization expense for existing identifiable intangible assets is expected to be approximately $1,072 million, $801 million, $462 million, $386 million and $317 million for the years ending December 31, 2020, 2021, 2022, 2023 and 2024, respectively. Estimated amortization expense can be affected by various factors, including future acquisitions or divestitures of service and/or licensing and distribution rights or impairments.

The following is a summary of identifiable intangible assets:

	As of December 31, 2019			As of December 31, 2018
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived identifiable intangible assets:
Client relationships and backlog	$4,809	$(1,303)	$3,506	$4,620	$(863)	$3,757
Trademarks, trade names and other	528	(158)	370	526	(108)	418
Databases	1,836	(1,185)	651	1,828	(823)	1,005
Software and related assets	1,620	(665)	955	1,279	(543)	736
Non-compete agreements	32	(18)	14	27	(10)	17
	$8,825	$(3,329)	$5,496	$8,280	$(2,347)	$5,933
Indefinite-lived identifiable intangible assets:
Trade names	$18	$—	$18	$18	$—	$18

The following is a summary of goodwill by segment for the years ended December 31, 2019 and 2018:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2017	10,348	1,385	117	11,850
Business combinations	135	49	18	202
Impact of foreign currency fluctuations and other	(244)	(7)	(1)	(252)
Balance as of December 31, 2018	10,239	1,427	134	11,800
Business combinations	216	215	5	436
Impact of foreign currency fluctuations and other	(81)	4	—	(77)
Balance as of December 31, 2019	$10,374	$1,646	$139	$12,159

There were no goodwill impairment losses as of December 31, 2019 or 2018.
9. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
(in millions)	2019	2018
Compensation, including bonuses, fringe benefits and payroll taxes	$687	$660
Restructuring	67	74
Interest	53	45
Client contract related	763	678
Professional fees	80	91
Contingent consideration and deferred purchase price	52	90
Other	235	220
	$1,937	$1,858

10. Credit Arrangements

The following is a summary of the Company’s revolving credit facilities at December 31, 2019:

Facility	Interest Rates
$1,500 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 1.50% at December 31, 2019
$25 million (receivables financing facility)	LIBOR Market Index Rate (1.76% at December 31, 2019) plus 0.90%
£10 million (approximately $13 million) general banking facility	Bank’s base rate of 0.75% at December 31, 2019 plus 1%

The following table summarizes the Company’s debt at the dates indicated:

	December 31,
(dollars in millions)	2019	2018
Senior Secured Credit Facilities:
Term A Loan due 2023—U.S. Dollar LIBOR at average floating rates of 3.44%	$770	$812
Term A Loan due 2023—Euro LIBOR at average floating rates of 1.50%	387	416
Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 3.69%	535	535
Term B Loan due 2024—Euro LIBOR at average floating rates of 2.00%	1,306	1,346
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 3.69%	733	741
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 3.69%	936	945
Term B Loan due 2025—Euro LIBOR at average floating rates of 2.00%	644	664
Revolving Credit Facility due 2023:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of 3.26%	154	620
Japanese Yen denominated borrowings—Japanese Yen LIBOR at average floating rates of 1.50%	212	—
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	—
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	471	481
3.25% Senior Notes due 2025—Euro denominated	1,598	1,631
3.5% Senior Notes due 2024—Euro denominated	701	715
4.875% Senior Notes due 2023—U.S. Dollar denominated	—	800
2.25% Senior Notes due 2028—Euro denominated	808	—
Receivables financing facility due 2022—U.S. Dollar LIBOR at average floating rates of 2.66%	300	300
Principal amount of debt	11,705	11,056
Less: unamortized discount and debt issuance costs	(60)	(49)
Less: current portion	(100)	(100)
Long-term debt	$11,545	$10,907

Contractual maturities of long-term debt at December 31, 2019 are as follows:

(in millions)
2020	$100
2021	100
2022	400
2023	1,372
2024	2,511
Thereafter	7,222
$11,705

At December 31, 2019, there were bank guarantees totaling approximately £0.8 million (approximately $1.1 million) issued against the availability of the general banking facility with a European headquartered bank through their operations in the United Kingdom.

Senior Secured Credit Agreement and Senior Notes

2019 Financing Transactions

At December 31, 2019, the Company’s Fourth Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) provided financing through several senior credit facilities (collectively, the “Senior Secured Credit Facilities”) of approximately $6,811 million, which consisted of $5,677 million principal amounts of debt outstanding (as detailed in the table above), $3 million of issued standby letters of credit and $1,131 million of available borrowing capacity on the $1,500 million revolving credit facility. On December 18, 2019, the Company entered into Amendment No. 6 to the Credit Agreement; pursuant to the Amendment, that amended the interest rate applicable to the Issuer’s Term B Loan due 2024—U.S. Dollar LIBOR and Term B Loan due 2025—U.S. Dollar LIBOR was reduced to LIBOR plus 1.75% per annum and the LIBOR floor applicable to the Issuer’s Term B-1 Dollar Loans was reduced to 0% per annum. On August 9, 2019, the Company entered into Amendment No. 5 to the Credit Agreement that repriced the Euro LIBOR floor applicable to the Euro-denominated Term B Loan due 2024 and Term B Loan due 2025 to 0% per annum.

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

On May 10, 2019, the Issuer completed the issuance and sale of $1.1 billion in gross proceeds of the Issuer’s 5.00% Senior Notes due 2027 (the “5.00% Notes”). The 5.00% Notes were issued pursuant to an Indenture, dated May 10, 2019, among the Issuer, U.S. Bank National Association, as trustee of the 5.00% Notes, and certain subsidiaries of the Issuer as guarantors. The net proceeds from this notes offering were used to repay existing borrowings under the Issuer’s revolving credit facility, to pay fees and expenses related to the notes offering and for other general corporate purposes. The 5.00% Notes are unsecured obligations of the Issuer, will mature on May 15, 2027 and bear interest at the rate of 5.00% per annum, with interest payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2019. The Issuer may redeem the 5.00% Notes prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to May 15, 2022 (subject to a customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 2.500% to 0.000%.

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

On June 11, 2018, the Company entered into Amendment No. 4 to the Credit Agreement (“Amendment No. 4”) that amended the terms of the existing term A loans and revolving credit facility to extend the maturity from 2021 to 2023 and reduce the applicable interest rate from LIBOR plus a margin ranging from 1.75% to 2.50% to LIBOR plus a margin ranging from 1.25% to 2.00%. In connection with Amendment No. 4, the Company recognized a $2 million loss on extinguishment of debt, which includes fees and related expenses. The amendments with respect to the revolving credit facility and the term A loans became effective on June 13, 2018.

Under Amendment No. 4, the Company also placed additional term B loans. The additional term B loans will mature in 2025 and were comprised of $950 million of U.S. dollar denominated term B loans and €583 million ($681 million) Euro denominated term B loans. The U.S. dollar denominated term B loans bear interest based on the U.S. Dollar LIBOR plus a margin ranging from 1.75% to 2.00%. The Euro denominated term B loans bear interest based on the Euro LIBOR with a floor ranging from 0.50% to 0.75%, plus a margin of 2.00%. The proceeds of the additional term B loans were used to pay down the revolving credit facility and $650 million of existing term B loans due 2024 and to pay fees and expenses in connection with the transactions.

On April 6, 2018, the Company entered into Amendment No. 3 to the Credit Agreement that increased the amount of commitments available to the Company and certain of its subsidiaries to $1,500 million under the revolving credit facility. No other terms of the Credit Agreement were amended.

Receivables Financing Facility

On December 19, 2019, the Company amended its receivables financing facility to extend the term of the facility to December 19, 2022.

On December 5, 2014, the Company entered into a four-year arrangement to securitize certain of its accounts receivable. Under the receivables financing facility, certain of the Company’s accounts receivable are sold on a non-recourse basis by certain of its consolidated subsidiaries to another of its consolidated subsidiaries, a bankruptcy-remote special purpose entity (“SPE”). The SPE obtained a term loan and revolving loan commitment from a third-party lender, secured by liens on the assets of the SPE, to finance the purchase of the accounts receivable, which includes a $275 million term loan and a $25 million revolving loan commitment. The revolving loan commitment may be increased by an additional $35 million as amounts are repaid under the term loan. The Company has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under the receivables financing facility. The assets of the SPE are not available to satisfy any of the Company’s obligations or any obligations of its subsidiaries. As of December 31, 2019, no additional amounts of revolving loans were available under the receivables financing facility.

Restrictive Covenants

The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the Credit Agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the Credit Agreement, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. At December 31, 2019, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.

11. Leases

The Company has operating leases for corporate offices, datacenters, motor vehicles and certain equipment, many of which contain renewal and escalation clauses. The leases expire at various dates through 2029 with options to cancel certain leases at various intervals. In determining the lease term at lease commencement, the Company includes the noncancellable term and the periods which the Company deems it is reasonably certain to exercise or not to exercise a renewal or cancellation option. As of December 31, 2019, the Company has additional operating leases, primarily for corporate offices, that have not yet commenced of $7 million. These operating leases will commence in the first quarter of 2020 with lease terms through 2025.

The components of lease expense were as follows:

		Year Ended December 31,
(in millions)	Classification	2019
Operating lease cost (1)	Selling, general and administrative expenses	$193
Total lease cost		$193

(1)	Includes variable lease costs, which are immaterial.

Rental expenses under lease agreements were $197 million and $197 million in 2018 and 2017, respectively.

Other information related to leases was as follows:

(in millions)	Year Ended December 31, 2019
Supplemental Cash Flow:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$195
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$96
Weighted Average Remaining Lease Term:
Operating leases	5.01 years
Weighted Average Discount Rate:
Operating leases	4.22%

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows:

(in millions)	Operating Leases
2020	$160
2021	129
2022	105
2023	81
2024	54
Thereafter	86
Total future minimum lease payments	615
Less imputed interest	(66)
Total	$549
Reported as of December 31, 2019:
Other current liabilities	$153
Operating lease liabilities	396
Total	$549

The Company elected the alternative modified transition method and as such, included the following prior period information as previously disclosed in accordance with ASC 840.

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

The Company routinely enters into agreements with third parties, including our clients and suppliers, all in the normal course of business. In these agreements, the Company sometimes agrees to indemnify and hold harmless the other party for any damages such other party may suffer as a result of potential intellectual property infringement and other claims. The Company has not accrued a liability with respect to these matters generally, as the exposure is considered remote.

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

On February 13, 2014, a group of approximately 1,200 medical doctors and 900 private individuals filed a civil lawsuit with the Seoul Central District Court against IMS Korea and two other defendants, KPA and the Korean Pharmaceutical Information Center (“KPIC”). The civil lawsuit alleges KPA and KPIC collected their personal information in violation of applicable privacy laws without the necessary consent through a software system installed on pharmacy computer systems in Korea, and that personal information was transferred to IMS Korea and sold to pharmaceutical companies. On September 11, 2017, the District Court issued a final decision that the encryption in use by the defendants since June 2014 was adequate to meet the requirements of the Korean Personal Information Privacy Act (“PIPA”) and the sharing of non-identified information for market research purposes was allowed under PIPA. The District Court also found an earlier version of encryption was insufficient to meet PIPA requirements, but no personal data had been leaked or re-identified. The District Court did not award any damages to plaintiffs. Approximately 280 medical doctors and 200 private individuals appealed the District Court decision.  On May 3, 2019, the Appellate Court issued a final decision in which it concluded all of the non-identified information transferred by KPIC to IMS Korea for market research purposes violated PIPA, but did not award any damages to plaintiffs (affirming the District Court’s decision on this latter point). On May 24, 2019, approximately 247 plaintiffs appealed the Appellate Court’s decision to the Supreme Court.  The Company believes the appeal is without merit and intends to vigorously defend its position.

On July 23, 2015, indictments were issued by the Seoul Central District Prosecutors’ Office in South Korea against 24 individuals and companies alleging improper handling of sensitive health information in violation of, among others, South Korea’s Personal Information Protection Act. IMS Korea and two of its employees were among the individuals and organizations indicted. Although there is no assertion that IMS Korea used patient identified health information in any of its offerings, prosecutors allege that certain of IMS Korea’s data suppliers should have obtained patient consent when they converted sensitive patient information into non-identified data and that IMS Korea had not taken adequate precautions to reduce the risk of re-identification. On February 14, 2020, the Seoul Central District Court acquitted IMS Korea and its two employees of the charges of improper handling of sensitive health information.

On January 10, 2017,  Quintiles IMS Health Incorporated and IMS Software Services Ltd. (collectively “IQVIA Parties”), filed a lawsuit in the U.S. District Court for the District of New Jersey against Veeva Systems, Inc. (“Veeva”) alleging Veeva unlawfully used IQVIA Parties intellectual property to improve Veeva data offerings, to promote and market Veeva data offerings and to improve Veeva technology offerings. IQVIA Parties seek injunctive relief, appointment of a monitor, the award of compensatory and punitive damages and reimbursement of all litigation expenses, including reasonable attorneys’ fees and costs. On March 13, 2017, Veeva filed counterclaims alleging anticompetitive business practices in violation of the Sherman Act and state laws. Veeva claims damages in excess of $200 million, and is seeking punitive damages and litigation costs, including attorneys’ fees. We believe the counterclaims are without merit, reject all counterclaims raised by Veeva and intend to vigorously defend IQVIA Parties’ position and pursue our claims against Veeva. Since the initial filings, the parties have filed additional litigations against each other, primarily concerning the use of IQVIA data with various other Veeva products.  The parties are currently engaging in the discovery process.

13. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued and outstanding as of December 31, 2019 or 2018.

Equity Repurchase Program

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

On October 30, 2013, the Board first approved the Repurchase Program, authorizing the repurchase of up to $125 million of either the Company’s common stock or vested in-the-money employee stock options, or a combination thereof. The Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of its common stock by $600 million, $1.5 billion, $2 billion and $1.5 billion in 2015, 2016, 2017 and 2018, respectively, which increased the total amount that has been authorized under the Repurchase Program to $5.725 billion. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it may be modified, extended, suspended or discontinued at any time.

As of December 31, 2019, the Company has remaining authorization to repurchase up to $1.3 billion of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

2019 Offerings

In March 2019, the Company completed an underwritten secondary public offering of 5,000,000 shares of its common stock held by certain of the Company’s remaining private equity sponsors (the “Selling Stockholders”), of which the Company repurchased 1,000,000 shares for an aggregate purchase price of approximately $140.8 million. The Company did not offer any stock in this transaction and did not receive any proceeds from the sale of the shares by the Selling Stockholders. Pursuant to an agreement with the underwriters, the Company’s per-share purchase price for repurchased shares was the same as the per share purchase price payable by the underwriters to the Selling Stockholders.

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

Other Equity Repurchases

In August 2019, the Company agreed to purchase an aggregate of 1,000,000 shares of its common stock, par value $0.01 per share, in a private transaction from certain of its existing shareholders (the “Repurchase”). In addition to the Repurchase, certain of the Company’s remaining private equity sponsors informed the Company that they have sold 4,000,000 shares of the Company’s common stock pursuant to Rule 144 under the Securities Act of 1933, as amended, for a total of 5,000,000 shares.

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

Summary

Below is a summary of the share repurchases made both under and outside of the Repurchase Program:

	Year Ended December 31,
(in millions, except per share data)	2019	2018	2017
Number of shares of common stock repurchased	6.6	12.6	30.9
Aggregate purchase price	$945	$1,396	$2,620
Average price per share	$143.02	$111.23	$84.80

Non-controlling Interests

The Company contributed businesses to a joint venture with Quest Diagnostics Incorporated (“Quest”) that was recorded at book value (carryover basis) because the Company owns 60% of the joint venture and maintains control of these businesses. As a result, Quest’s non-controlling interest in the joint venture, referred to as Q2 Solutions, is equal to 40%. Quest’s non-controlling interest was $260 million at December 31, 2019. During the year ended December 31, 2019, Q2 Solutions distributed dividends of $18 million to Quest and did not receive a contribution from Quest to fund ongoing operational and strategic activities.

Subsequent Events

On February 13, 2020, the Company agreed to purchase at market price an aggregate of 1,000,000 shares of its common stock, par value $0.01 per share, in a private transaction from certain of its existing shareholders (the “February 2020 Repurchase”). In addition to the February 2020 Repurchase, certain of the Company’s remaining private equity sponsors informed the Company that they have sold 4,000,000 shares of the Company’s common stock pursuant to Rule 144 under the Securities Act of 1933, as amended, for a total of 5,000,000 shares.

14. Business Combinations

The Company completed several immaterial acquisitions during the year ended December 31, 2019. The Company’s assessment of fair value and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The accompanying consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented as pro forma results of operations would not be significantly different to the actual results of operations of the Company.

The following table provides certain financial information for these acquisitions, including the preliminary allocations of the purchase prices to certain intangible assets acquired and goodwill:

(in millions)	Amortization Period	2019	2018
Total cost of acquisitions, net of cash acquired(1)		$667	$372
Amounts recorded in the Consolidated Balance Sheets:
Goodwill		$437	$202
Portion of goodwill deductible for income tax purposes		186	15
Intangible assets:
Customer relationships	6-18 years	$216	$126
Backlog	2 years	11	10
Non-compete agreements	3-5 years	6	4
Software	3-8 years	35	44
Trade names	1-8 years	3	8
Total intangible assets		$271	$192

(1)

Total cost of acquisitions, net of cash acquired, includes contingent consideration and deferred purchase payments of $79 million and $63 million for the years ended December 31, 2019 and 2018, respectively.

15. Restructuring

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

The management approved plans resulted in approximately $75 million, $68 million and $63 million of restructuring expense, net of reversals, which consisted of severance, facility closure costs and other exit-related costs in 2019, 2018, and 2017, respectively.

The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs	Exit Costs	Total
Balance at December 31, 2017	$80	$4	$84
Expense, net of reversals	45	23	68
Payments	(76)	(6)	(82)
Foreign currency translation and other	(2)	6	4
Balance at December 31, 2018	$47	$27	$74
Expense, net of reversals	75	—	75
Payments	(57)	(16)	(73)
Foreign currency translation and other	(1)	(8)	(9)
Balance at December 31, 2019	$64	$3	$67

The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects the majority of the restructuring accruals at December 31, 2019 will be paid in 2020.

16. Income Taxes

The components of income before income taxes and equity in earnings (losses) of unconsolidated affiliates are as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Domestic	$(504)	$(521)	$(527)
Foreign	856	849	821
	$352	$328	$294

The components of income tax expense attributable to continuing operations are as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Current expense:
Federal and state	$11	$17	$(3)
Foreign	248	233	222
	259	250	219
Deferred (benefit) expense:
Federal and state	(109)	(170)	(1,167)
Foreign	(34)	(21)	(44)
	(143)	(191)	(1,211)
	$116	$59	$(992)

The differences between the Company’s consolidated income tax expense attributable to continuing operations and the expense computed at the United States statutory income tax rate of 21% in 2019, 21% in 2018 and 35% in 2017 were as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Federal income tax expense at statutory rate	$74	$69	$103
State and local income taxes, net of federal effect	—	(2)	(14)
Research and development	(21)	(20)	(9)
Foreign nontaxable interest income	—	—	(7)
United States taxes recorded on foreign earnings(*)	9	40	6
Tax contingencies	27	16	17
Foreign Derived Intangible Income (“FDII”)	20	(25)	—
Foreign rate differential	26	27	(97)
Equity compensation	(14)	(8)	(19)
Non-taxable gain on acquisition	(5)	—	—
Non-controlling interest	(6)	(3)	(5)
Tax Act impact	—	(35)	(966)
Other	6	—	(1)
	$116	$59	$(992)

(*) Includes impact of GILTI, and other U.S. taxes on foreign earnings.

In 2019 the U.S. Treasury Department issued final regulations on the transition tax and proposed regulations on FDII, which was introduced by the Tax Act described below.  While the final regulations related to the transition tax did not have a material impact on the Company, the proposed guidance for FDII had an unfavorable impact. Although the proposed guidance for FDII is not authoritative and subject to change in the regulatory review process, the company reversed the tax benefit recorded in 2018 by recording a tax expense of $25 million for this impact. It is expected that during 2020 the U.S. Treasury Department will issue final regulations on FDII.

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act is comprehensive legislation that includes provisions that lower the federal corporate income tax rate from 35% to 21% beginning in 2018 and imposes a one-time transition tax on undistributed foreign earnings. ASC 740 “Income Taxes” generally requires the effects of the tax law change to be recorded in the period of enactment. Staff Accounting Bulletin No. 118 (“SAB 118”) addresses situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete an accounting assessment and allows companies to record provisional amounts during a measurement period not to extend beyond one year.  Subsequent changes to provisional amounts are reported in the period in which they are determined.

In 2018 the Company recorded a $35 million benefit related to finalizing the accounting related to the Tax Act. Additionally, in 2018 the Company recorded a benefit of $25 million related to FDII, as well as a tax expense of $35 million related to GILTI, as a result of the new provisions of the Tax Act.

In 2017, due to the Tax Act, the Company revalued its U.S. deferred tax assets and liabilities and recorded a benefit to deferred income taxes of $966 million.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $2,997 million at December 31, 2019. With the enactment of the Tax Act, the Company does not consider any of its foreign earnings as indefinitely reinvested.

The income tax effects of temporary differences from continuing operations that give rise to significant portions of deferred income tax assets (liabilities) are presented below:

	December 31,
(in millions)	2019	2018
Deferred income tax assets:
Net operating loss and capital loss carryforwards	$246	$244
Tax credit carryforwards	332	300
Accrued expenses and unearned income	55	70
Employee benefits	168	181
Operating lease liability	119	—
Other	79	51
	999	846
Valuation allowance for deferred income tax assets	(266)	(226)
Total deferred income tax assets	733	620
Deferred income tax liabilities:
Amortization and depreciation	(1,105)	(1,209)
Operating lease right-of-use assets	(119)	—
Other	(36)	(38)
Total deferred income tax liabilities	(1,260)	(1,247)
Net deferred income tax liabilities	$(527)	$(627)

During 2019 the net deferred tax liabilities decreased mainly due to amortization of intangibles related to the merger between Quintiles and IMS health (“Merger”).

The Company had federal, state and local, and foreign tax loss carryforwards and tax credits, the tax effect of which was $622 million as of December 31, 2019. Of this amount, $31 million has an indefinite carryforward period, and the remaining $591 million expires at various times beginning in 2020. Some of the federal losses are subject to limitations under the Internal Revenue Code, however, management expects these losses to be utilized during the carryforward periods.

In 2019, the Company increased its valuation allowance by $40 million to $266 million at December 31, 2019 from $226 million at December 31, 2018. The valuation allowance increased primarily due to current year branch basket foreign tax credits that the Company has determined are not more likely than not to be used before their expiration. The valuation allowance also increased due to an increase in the value of the U.S. state net operating losses.

A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits is presented below:

	Year Ended December 31,
(in millions)	2019	2018	2017
Balance at January 1	$94	$82	$64
Additions based on tax positions related to the current year	5	4	11
Additions for income tax positions of prior years	33	26	13
Impact of changes in exchange rates	—	(2)	4
Settlements with tax authorities	(1)	(2)	(2)
Reductions for income tax positions of prior years	(6)	—	(2)
Reductions due to the lapse of the applicable statute of limitations	(5)	(14)	(6)
Balance at December 31	$120	$94	$82

As of December 31, 2019, the Company had total gross unrecognized income tax benefits of $120 million associated with over 100 jurisdictions in which the Company conducts business that, if recognized, would reduce the Company’s effective income tax rate.

The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of income. In 2019, 2018 and 2017, the amount of interest and penalties recorded as an addition to income tax expense in the accompanying consolidated statements of income was $2 million, $0 million and $3 million, respectively. As of December 31, 2019 and 2018, the Company had accrued approximately $18 million and $16 million, respectively, of interest and penalties.

The Company believes that it is reasonably possible that a decrease of up to $13 million in gross unrecognized income tax benefits for federal, state and foreign exposure items may be necessary within the next 12 months due to lapse of statutes of limitations or uncertain tax positions being effectively settled. The Company believes that it is reasonably possible that a decrease of up to $23 million in gross unrecognized income tax benefits for foreign items may be necessary within the next 12 months due to payments. For the remaining uncertain income tax positions, it is difficult at this time to estimate the timing of the resolution.

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

United States	2015-2018
India	2006-2019
Japan	2013-2018
United Kingdom	2018
Switzerland	2014-2018

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

The following table summarizes changes in the benefit obligation, the plan assets and the funded status of the pension benefit plans:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31
(in millions)	2019	2018	2019	2018
Obligation and funded status:
Change in benefit obligation:
Projected benefit obligation at beginning of year	$335	$349	$513	$559
Service costs	12	13	25	26
Interest cost	14	12	9	9
Actuarial (gains) losses	50	(30)	55	(29)
Business combinations	—	—	—	1
Benefits paid	(10)	(9)	(19)	(21)
Contributions	—	—	2	2
Amendments	—	—	—	2
Curtailments	—	—	(5)	(3)
Settlements	—	—	(1)	(12)
Foreign currency fluctuations and other	—	—	12	(21)
Projected benefit obligation at end of year	401	335	591	513
Change in plan assets:
Fair value of plan assets at beginning of year	330	360	366	391
Actual return on plan assets	77	(24)	34	(2)
Contributions	4	3	26	29
Benefits paid	(10)	(9)	(19)	(21)
Settlements	—	—	(1)	(11)
Foreign currency fluctuations and other	—	—	12	(20)
Fair value of plan assets at end of year	401	330	418	366
Funded status	$—	$(5)	$(173)	$(147)

The following table summarizes the amounts recognized in the consolidated balance sheets related to the pension benefit plans:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31
(in millions)	2019	2018	2019	2018
Deposits and other assets	$45	$36	$11	$17
Accrued expenses	2	2	13	11
Other long-term liabilities	42	38	171	153
AOCI	13	11	(30)	7

At December 31, 2019, the benefit obligation for other postretirement benefits was $2 million, with $1 million recorded in accrued expenses and $1 million included within other long-term liabilities; and the amount recognized in AOCI was less than $1 million.

The following table summarizes the accumulated benefit obligation for all pension benefit plans:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31
(in millions)	2019	2018	2019	2018
Accumulated benefit obligation	$395	$330	$557	$476

The following table provides the information for pension plans with an accumulated benefit obligation in excess of plan assets and projected benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31
(in millions)	2019	2018	2019	2018
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$47	$43	$485	$189
Fair value of plan assets	4	3	334	59
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$49	$43	$519	$223
Fair value of plan assets	4	3	335	59

The components of net periodic benefit cost changes in plan assets and benefit obligations recognized in other comprehensive loss were as follows:

	Pension Benefits
	United States Plans			Non-United States Plans
	Year Ended December 31,
(in millions)	2019	2018	2017	2019	2018	2017
Service cost	$12	$13	$13	$25	$26	$26
Interest cost	14	12	11	9	9	9
Expected return on plan assets	(25)	(27)	(24)	(16)	(15)	(14)
Amortization of actuarial losses	—	—	—	0	1	1
Curtailment gain	—	—	—	(5)	(3)	—
Settlement gain	—	—	—	0	(1)	—
Net periodic benefit cost	1	(2)	—	13	17	22
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Actuarial loss (gain) – current years	(2)	22	(4)	32	(15)	(4)
Prior service cost - current year	—	—	—	—	2	—
Curtailment gain - current year	—	—	—	5	3	—
Settlement gain - current year	—	—	—	—	1	—
Amortization of actuarial losses	—	—	—	—	(1)	(1)
Total recognized in other comprehensive loss (income)	(2)	22	(4)	37	(10)	(5)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$(1)	$20	$(4)	$50	$7	$17

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

Assumptions

The weighted average assumptions used to determine net periodic benefit cost were as follows for the years ended December 31:

	Pension Benefits						Other Postretirement Benefits
	United States Plans			Non-United States Plans
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate	4.42%	3.69%	4.17%	1.99%	1.91%	1.89%	3.80%	2.90%	2.90%
Rate of compensation increases	3.00%	3.00%	3.00%	4.54%	4.54%	5.17%	—	—	—
Expected return on plan assets	7.67%	7.69%	7.94%	4.02%	4.17%	4.16%	—	—	—

The weighted average assumptions used to determine benefit obligations were as follows at December 31:

	Pension Benefits				Other Postretirement Benefits
	United States Plans		Non-United States Plans
	2019	2018	2019	2018	2019	2018
Discount rate	3.52%	4.42%	1.45%	1.98%	2.70%	3.80%
Rate of compensation increases	3.00%	3.00%	2.78%	3.20%	—	—

The discount rate represents the interest rate used to determine the present value of the future cash flows currently expected to be required to settle the Company’s defined benefit plan obligations. The discount rates are derived using weighted average yield curves on AA-rated corporate bonds. The cash flows from the Company’s expected benefit obligation payments are then matched to the yield curve to derive the discount rates. At December 31, 2019, the discount rate ranged from 2.70% to 3.58% for the Company’s United States pension plan and postretirement benefit plan. At December 31, 2019, the discount rate ranged from 1.68% to 2.10% for the Company’s United Kingdom pension plans. The United States and United Kingdom plans represent approximately 75% of the consolidated benefit obligation as of December 31, 2019. The discount rates in other non-U.S. countries ranged from 0.17% to 8.37% at December 31, 2019.

The Company’s assumption for the expected return on plan assets was determined by the weighted average of the long-term expected rate of return on each of the asset classes invested as of the balance sheet date. For plan assets invested in government bonds, the expected return was based on the yields on the relevant indices as of the balance sheet date. There is considerable uncertainty for the expected return on plan assets invested in equity and diversified growth funds. The expected rate of return on plan assets for the United States pension plans was 7.75% at January 1, 2020. Outside the United States, the range of applicable expected rates of return was 1.0% to 5.00% as of January 1, 2020, compared to 1.0% to 7.22% as of January 1, 2019. The expected return on assets (“EROA”) was $41 million and $42 million and the actual return on assets was $108 million and $(26) million for the years ended December 31, 2019 and 2018, respectively.

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

At December 31, 2019, the Company’s health care cost trend rate for the next seven years was assumed to be 6.0% and the assumed ultimate cost trend rate was 4.5%. The Company assumed that ultimate cost trend rate is reached in 2023.

Assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates at December 31, 2019 would have a de minimis effect on the total of service and interest cost and on the accumulated postretirement benefit obligation.

Plan Assets

The Company’s pension plan weighted average asset allocations, by asset category, were as follows:

	Plan Assets at December 31,
	United States Plans		Non-United States Plans		Total
Asset Category	2019	2018	2019	2018	2019	2018
Equity securities	70.82%	67.58%	42.88%	45.22%	56.56%	55.83%
Debt securities	24.13	27.34	19.22	16.18	21.62	21.48
Real estate	5.05	5.08	—	—	2.48	2.41
Other	—	—	37.00	38.60	19.33	20.28
Total	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%

The target asset allocation for the Company’s pension plans were as follows:

Asset Category	United States Plans	Non-United States Plans	Total
Equity securities	60-80%	35-50%	45-65%
Debt securities	20-30%	10-20%	10-30%
Real estate	0-10%	—%	0-5%
Other	—%	30-45%	10-30%

The following table summarizes United States plan assets measured at fair value:

	December 31, 2019			December 31, 2018
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in millions)
Domestic equities	$30	$—	$30	$31	$—	$31
International equities	16	—	16	13	—	13
Corporate bonds	58	—	58	54	—	54
Real estate	20	—	20	16	—	16
Total assets in the fair value hierarchy	124	—	124	114	—	114
Common/collective trusts measured at net asset value (“NAV”)(1)	—	—	277	—	—	216
Total	$124	$—	$401	$114	$—	$330

The following table summarizes non-United States plan assets measured at fair value:

	December 31, 2019			December 31, 2018
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in millions)
International equities	$2	$56	$58	$2	$53	$55
Debt issued by national, state or local government	2	78	80	2	57	59
Diversified growth fund	—	—	—	—	—	—
Investments funds	—	9	9	—	8	8
Insurance contracts	—	153	153	—	136	136
Other	—	5	5	—	5	5
Total assets in the fair value hierarchy	4	301	305	4	259	263
Assets measured at NAV(1)	—	—	113	—	—	103
Total	$4	$301	$418	$4	$259	$366
(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above plan asset tables are intended to permit reconciliation of the fair value of plan assets in the fair value hierarchy to the plan asset amounts presented in the above funded status table as of December 31, 2019 and 2018.

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

Investment Policies and Strategies

The Company invests primarily in a diversified portfolio of equity securities that provide for long-term growth within reasonable and prudent levels of risk. The asset allocation targets established by the Company are strategic and applicable to the plan’s long-term investing horizon. The portfolio is constructed and maintained to provide adequate liquidity to meet associated liabilities and minimize long-term expense and provide prudent diversification among asset classes in accordance with the principles of modern portfolio theory. The plan employs a diversified mix of actively managed investments around a core of passively managed index exposures in each asset class. Within each asset class, rapid market shifts, changes in economic conditions or an individual fund manager’s outlook may cause the asset allocation to fall outside the prescribed targets. The majority of the Company’s plan assets are measured quarterly against benchmarks established by the Company’s investment advisors and the Company’s Asset Management Committee, who review actual plan performance and have the authority to recommend changes as deemed appropriate. Assets are rebalanced periodically to their strategic targets to maintain the plan’s strategic risk/reward characteristics. The Company periodically conducts asset liability modeling studies to ensure that the investment strategy is aligned with the obligations of the plans and that the assets will generate income and capital growth to meet the cost of current and future benefits that the plans provide. The pension plans do not have investments in Company stock at December 31, 2019 or 2018.

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

Cash Flows

Contributions

The Company expects to contribute approximately $29 million in required contributions to its pension and postretirement benefit plans during 2020. The Company may make additional contributions into its pension plans in 2020 depending on, among other factors, how the funded status of those plans change or in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts the Company may deem to be appropriate.

Estimated future benefit payments and subsidy receipts

The following benefit payments (net of expected participant contributions) for pension benefits are expected to be paid as follows:

(in millions)	Pension Benefits
2020	36
2021	37
2022	39
2023	41
2024	44
Years 2025 through 2029	246
$443

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

In the United States, the Company has a 401(k) plan under which the Company matches employee deferrals at varying percentages and specified limits of the employee’s salary. In 2019, 2018, and 2017, the Company expensed $56 million, $49 million and $47 million, respectively, related to matching contributions.

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

Plans Accounted for as Postretirement Benefits

The Company provides certain executives with postretirement medical, dental and life insurance benefits. These benefits are individually negotiated arrangements in accordance with their individual employment arrangements. The above tables do not include the Company’s expense or obligation associated with providing these benefits. The obligation related to these benefits was approximately $10 million as of December 31, 2019, and the Company’s expense for the year then ended was de minimis.

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

The Company recognized stock-based compensation expense of $146 million, $113 million and $106 million in 2019, 2018 and 2017, respectively. Stock-based compensation expense is included in selling, general and administrative expenses on the accompanying consolidated statements of income. The associated future income tax benefit recognized was $22 million, $19 million and $21 million in 2019, 2018 and 2017, respectively. As of December 31, 2019, there was approximately $82 million of total unrecognized stock-based compensation expense related to outstanding non-vested stock-based compensation arrangements, which the Company expects to recognize over a weighted average period of 0.80 years.

As of December 31, 2019, there were 11.4 million shares available for future grants under all of the Company’s stock incentive plans.

The Company used the following assumptions when estimating the value of the stock-based compensation for stock options and SARs issued as follows:

	Year Ended December 31,
	2019	2018	2017
Expected volatility	23 – 24%	22 – 24%	22 – 25%
Weighted average expected volatility	23%	22%	24%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	3.7 – 6.7	1.0 – 6.7	1.0 – 6.9
Risk-free interest rate	1.55 – 2.56%	2.05 – 3.00%	1.16 – 2.32%

Stock Options

The option price is determined by the Board at the date of grant and the options expire 10 years from the date of grant. The vesting schedule for options granted to employees is either (i) 25% per year beginning on the first anniversary of the date of grant; or (ii) 33% on the third anniversary of the date of grant and 67% on the fourth anniversary of the date of grant.

The Company’s stock option activity in 2019 is as follows:

(in millions, except number of options and exercise price)	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,574,224	$34.09	$211
Exercised	(1,099,428)	32.56
Canceled	(16,455)	64.96
Outstanding at December 31, 2019	1,458,341	$34.90	$174

The total intrinsic value of options exercised was approximately $124 million, $117 million and $157 million in 2019, 2018 and 2017, respectively. The Company received cash of approximately $36 million, $48 million and $102 million in 2019, 2018 and 2017, respectively, from options exercised.

Selected information regarding the Company’s stock options as of December 31, 2019 is as follows:

Options Outstanding						Options Exercisable
Number of Options	Exercise Price Range			Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Number of Options	Weighted Average Exercise Price
305,657	$8.34	—	$8.34	$8.34	0.87	305,657	$8.34
319,740	11.46	—	24.59	17.81	1.27	319,740	17.81
347,341	25.53	—	47.87	36.04	3.15	347,341	36.04
335,343	50.79	—	64.67	60.76	5.07	281,443	60.01
150,260	$64.86	—	$64.93	$64.92	4.73	150,260	$64.92

The weighted average remaining contractual life of the options outstanding and exercisable as of December 31, 2019 is 2.9 years and 2.7 years, respectively. The total aggregate intrinsic value of the exercisable stock options and the stock options expected to vest as of December 31, 2019 was approximately $174 million.

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

The Company’s SSR activity in 2019 is as follows:

(in millions, except number of SSRs and exercise price)	Number of SSRs	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2018	4,155,528	$81.97	$142
Granted	1,076,560	132.13
Exercised	(723,433)	78.25
Canceled	(193,783)	98.55
Outstanding at December 31, 2019	4,314,872	$94.37	$260

The total intrinsic value of SSRs exercised was approximately $47 million in 2019.

The weighted average remaining contractual life of the SSRs outstanding and exercisable as of December 31, 2019 is 7.6 years and 6.7 years, respectively. The total aggregate intrinsic value of the exercisable SSRs and the SSRs expected to vest as of December 31, 2019 was approximately $256 million.

Stock Appreciation Rights – Cash Settled

The Company’s cash settled SARs (“CSRs”) require the Company to settle in cash an amount equal to the difference between the fair value of the Company’s common stock on the date of exercise and the grant price, multiplied by the number of CSRs being exercised. These awards vest either (i) 25% per year or (ii) 33% on the third anniversary of the date of grant and 67% on the fourth anniversary of the date of grant; or (iii) one-third per year beginning on the first anniversary of the date of grant.

The Company’s CSR activity in 2019 is as follows:

(in millions, except number of CSRs and grant price)	Number of CSRs	Weighted Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2018	247,397	$57.98	$14
Granted	11,597	131.82
Exercised	(76,885)	56.03
Canceled	(10,269)	85.98
Outstanding at December 31, 2019	171,840	$62.15	$16

As of December 31, 2019, 2018 and 2017, the weighted average fair value per share of the CSRs granted was $99.27, $66.92 and $52.53, respectively. The Company paid approximately $7 million, $5 million and $4 million to settle exercised CSRs in 2019, 2018 and 2017, respectively.

The weighted average remaining contractual life of the CSRs outstanding and exercisable as of December 31, 2019 is 5.1 years and 4.5 years, respectively. The total aggregate intrinsic value of the exercisable CSRs and the CSRs expected to vest as of December 31, 2019 was approximately $16 million.

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

The Company’s RSU activity in 2019 is as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	385,458	$83.60
Granted (1)	262,630	133.59
Vested	(189,847)	76.28
Canceled	(37,675)	108.48
Outstanding at December 31, 2019	420,566	$115.90

(1) Pursuant to the IQVIA Holdings Inc. Non-Employee Director Deferral Plan (the “Director Deferral Plan”), non-employee directors may elect to defer receipt of their cash retainers. If a director elects to defer his or her retainer, he or she will instead be credited with that value in deferred shares under the Director Deferral Plan. Deferred shares become payable in Company common stock following a termination of the director’s Board service or the director’s death, or upon a change in control of the Company. The Company granted 815 deferred RSUs in 2019.

As of December 31, 2019, there are 420,566 RSUs outstanding with an intrinsic value of approximately $65 million.

Restricted Stock Units – Cash Settled

The Company’s cash settled RSUs (“Cash RSUs”) require the Company to settle in cash an amount equal to the fair value of the Company’s common stock on the vest date multiplied by the number of vested Cash RSUs. These awards vest either (i) 100% at the end of the three-year period following the date of grant, or (ii) one-third per year beginning on the first grant date anniversary.

The Company’s Cash RSU activity in 2019 is as follows:

	Number of Cash RSUs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	13,361	$96.70
Granted	13,085	131.82
Vested	(2,953)	78.21
Canceled	(2,786)	125.14
Outstanding at December 31, 2019	20,707	$117.71

As of December 31, 2019, there are 20,707 Cash RSUs outstanding with an intrinsic value of approximately $3.0 million.

Restricted Stock Awards

Restricted stock awards (“RSAs”) vest either (i) in equal increments of 50% on each of the second and fourth anniversaries of the grant date; (ii) one-third per year beginning on the first anniversary of the date of grant; or (iii) 25% on each of the second and third anniversaries of the grant date and 50% on the fourth anniversary of the date of grant.

The Company’s RSA activity in 2019 is as follows:

	Number of RSAs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	436,067	$79.04
Vested	(245,130)	79.68
Outstanding at December 31, 2019	190,937	$78.21

As of December 31, 2019, there are 190,937 RSAs outstanding with an intrinsic value of approximately $29.5 million.

Performance Awards

The Company awarded performance awards that contain service, performance-based and/or market-based vesting criteria. Vesting occurs if the recipient remains employed and depends on the degree to which performance goals are achieved during the two-year or three-year performance period (as defined in the award agreements).

The Company’s performance award activity in 2019 is as follows:

	Number of Performance Awards	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	850,576	$94.78
Granted	273,211	144.81
Canceled	(67,980)	103.75
Outstanding at December 31, 2019	1,055,807	$107.18

As of December 31, 2019, there are 1,055,807 performance awards outstanding with an intrinsic value of approximately $163 million.

Other

The Company sponsors a supplemental non-qualified deferred compensation plan, covering certain management employees, and maintains other statutory indemnity plans as required by local laws or regulations.

18. Related Party Transactions

The Company has entered into other transactions with related parties that are not deemed to be material, including investments in and advances to unconsolidated affiliates that are discussed in Note 4.

19. Property, Equipment and Software by Geography

The following table represents the Company’s property, equipment and software, net, by geographic region, which is further broken down to show each country that accounts for 10% or more of the totals:

	As of December 31,
(in millions)	2019	2018
Property, equipment and software, net:
Americas:
United States	$1,130	$856
Other	62	23
Americas	1,192	879
Europe and Africa	160	221
Asia-Pacific	61	70
Total property, equipment and software, net	$1,413	$1,170

20. Segments

The following table presents the Company’s operations by reportable segment. The Company is managed through three reportable segments, Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions. Technology & Analytics Solutions provides mission critical information, technology solutions and real world solutions and services to the Company’s life science clients. Research & Development Solutions, which primarily serves biopharmaceutical customers, provides outsourced clinical research and clinical trial related services. Contract Sales & Medical Solutions provides health care provider (including contract sales) and patient engagement services to both biopharmaceutical customers and the broader healthcare market. Prior period segment results have been recast to conform to immaterial changes to management reporting in 2017.

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses to integration activities and acquisitions. We also do not allocate depreciation and amortization or impairment charges to our segments.  Prior period segment results have been recast to conform to changes to management reporting in 2019. The recast impacts the allocation of selling, general and administrative expenses for 2018 and 2017. Asset information by segment is not presented, as this measure is not used by the chief operating decision maker to assess the Company’s performance.

	Year Ended December 31,
(in millions)	2019	2018	2017
Revenues
Technology & Analytics Solutions	$4,486	$4,137	$3,682
Research & Development Solutions	5,788	5,465	5,105
Contract Sales & Medical Solutions	814	810	915
Total revenues	11,088	10,412	9,702
Costs of revenue
Technology & Analytics Solutions	2,663	2,343	1,967
Research & Development Solutions	3,936	3,721	3,566
Contract Sales & Medical Solutions	701	682	768
Total costs of revenue	7,300	6,746	6,301
Selling, general and administrative expenses
Technology & Analytics Solutions	722	753	717
Research & Development Solutions	711	689	678
Contract Sales & Medical Solutions	61	67	78
General corporate and unallocated	240	207	149
Total selling, general and administrative expenses	1,734	1,716	1,622
Segment profit
Technology & Analytics Solutions	1,101	1,041	998
Research & Development Solutions	1,141	1,055	861
Contract Sales & Medical Solutions	52	61	69
Total segment profit	2,294	2,157	1,928
General corporate and unallocated	(240)	(207)	(149)
Depreciation and amortization	(1,202)	(1,141)	(1,011)
Impairment charges	—	0	(40)
Restructuring costs	(75)	(68)	(63)
Total income from operations	$777	$741	$665

21. Earnings Per Share

The following table reconciles the basic to diluted weighted average shares outstanding:

	Year Ended December 31,
(in millions)	2019	2018	2017
Basic weighted average common shares outstanding	195.1	203.7	217.8
Effect of dilutive stock options and share awards	4.5	4.5	4.8
Diluted weighted average common shares outstanding	199.6	208.2	222.6

The following table presents the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions or the effect of including such stock-based awards in the computation would be anti-dilutive:

	Year Ended December 31,
(in millions)	2019	2018	2017
Shares subject to performance conditions	1.3	0.8	0.4
Shares subject to anti-dilutive stock-based awards	0.7	0.9	1.0
Total shares excluded from diluted earnings per share	2.0	1.7	1.4

The vesting of performance awards is contingent upon the achievement of certain performance targets. The performance awards are not included in diluted earnings per share until the performance targets are probable. Stock-based awards will have a dilutive effect under the treasury method when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds.

22. Comprehensive Income

Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2016	(617)	10	21	22	(564)
Other comprehensive income before reclassifications	403	5	8	197	613
Reclassification adjustments	—	(1)	1	—	—
Balance at December 31, 2017	(214)	14	30	219	49
Other comprehensive loss before reclassifications	(205)	(4)	(12)	(41)	(262)
Reclassification adjustments	—	(11)	1	(1)	(11)
Balance at December 31, 2018	(419)	(1)	19	177	(224)
Other comprehensive loss before reclassifications	(11)	(19)	(35)	(21)	(86)
Reclassification adjustments	—	(1)	—	—	(1)
Balance at December 31, 2019	$(430)	$(21)	$(16)	$156	$(311)

Below is a summary of the adjustments for (gains) losses reclassified from AOCI into the consolidated statements of income and the affected financial statement line item:

		Year Ended December 31,
(in millions)	Affected Financial Statement Line Item	2019	2018	2017
Derivative instruments:
Interest rate swaps and caps	Interest expense	$—	$—	$—
Foreign exchange forward contracts	Revenues	5	1	7
Foreign exchange forward contracts	Other expense (income), net	(6)	(12)	(8)
Total before income taxes		(1)	(11)	(1)
Income tax expense		—	1	—
Total net of income taxes		$(1)	$(12)	$(1)
Defined benefit plans:
Amortization of actuarial losses	See Note 17	$—	$1	$1
Income tax expense		—	—	—
Total net of income taxes		$—	$1	$1

23. Supplemental Cash Flow Information

The following table presents the Company’s supplemental cash flow information:

	Year Ended December 31,
(in millions)	2019	2018	2017
Supplemental Cash Flow Information:
Interest paid	$421	$398	$320
Income taxes paid, net of refunds	$215	$211	$195

24. Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s unaudited quarterly results of operations:

	2019
(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$2,684	$2,740	$2,769	$2,895
Income from operations	210	197	204	166
Net income	67	71	69	20
Net income attributable to non-controlling interests	(9)	(11)	(12)	(4)
Net income attributable to IQVIA Holdings Inc.	$58	$60	$57	$16
Basic earnings per share(2)	$0.29	$0.31	$0.29	$0.09
Diluted earnings per share(2)	$0.29	$0.30	$0.29	$0.09

	2018
(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$2,563	$2,567	$2,594	$2,688
Income from operations	183	170	181	207
Net income	73	68	67	76
Net income attributable to non-controlling interests	(4)	(7)	(7)	(7)
Net income attributable to IQVIA Holdings Inc.(1)	$69	$61	$60	$69
Basic earnings per share(2)	$0.33	$0.30	$0.30	$0.34
Diluted earnings per share(2)	$0.32	$0.29	$0.29	$0.34
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 11, 2020, the Board of the Company amended the Company’s Amended and Restated Bylaws (the “Bylaws”) to implement a proxy access provision. The Bylaws include a new Section 1.3, which permits a stockholder, or a group of up to 20 stockholders, owning 3% or more of the Company’s outstanding common stock continuously for at least three years to nominate and include in the Company’s proxy materials director candidates constituting up to the greater of 2 nominees or 20% of the Board, subject to the terms and conditions set forth in the Bylaws.

The foregoing description of the amendments to the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item, other than the information regarding the executive officers of the Company set forth below, is incorporated by reference to the sections of our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) entitled “Proposal No. 1: Election of Directors”, “IQVIA’s Corporate Governance—Documents Establishing our Corporate Governance” and “IQVIA’s Corporate Governance—Committees of the Board.”

The current executive officers of the Company are as follows:

Name	Age	Position
Ari Bousbib	58	Chairman, Chief Executive Officer, and President
Michael R. McDonnell	56	Executive Vice President and Chief Financial Officer
W. Richard Staub, III	57	President, Research & Development Solutions
Kevin C. Knightly	59	President, Information & Technology Solutions
Eric Sherbet	55	Executive Vice President, General Counsel and Secretary

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

Michael R. McDonnell, Executive Vice President and Chief Financial Officer

Mr. McDonnell has served as Executive Vice President and Chief Financial Officer since December 2015. Prior to joining the Company, Mr. McDonnell served as the Executive Vice President and Chief Financial Officer of Intelsat, a leading global provider of satellite services, from November 2008 to December 2015. He previously served as Executive Vice President and Chief Financial Officer of MCG Capital Corporation, a publicly-held commercial finance company, from September 2004 through October 2008 and as its Chief Operating Officer from August 2006 to October 2008. Before joining MCG Capital Corporation, Mr. McDonnell served as Executive Vice President and Chief Financial Officer for EchoStar Communications Corporation (f/k/a DISH Network Corporation), a direct-to-home satellite television operator, from July 2004 to August 2004 and as its Senior Vice President and Chief Financial Officer from August 2000 to July 2004. Mr. McDonnell spent 14 years at PricewaterhouseCoopers LLP, including four years as a partner. Mr. McDonnell has a Bachelor of Science degree in accounting from Georgetown University and is a certified public accountant.

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

Eric Sherbet, Executive Vice President, General Counsel and Secretary

Mr. Sherbet has served as our Executive Vice President, General Counsel and Secretary since March 2018. Prior to joining the Company, he served as General Counsel and Secretary at Patheon N.V. from November 2014 until November 2017. Prior to joining Patheon, he was General Counsel and Corporate Secretary at InVentiv Health from April 2011 until October 2014. He also previously served as Vice President, Deputy General Counsel and Corporate Secretary at Foster Wheeler AG and before that, as Vice President, Corporate and Securities Law and Secretary with Avaya, Inc. Mr. Sherbet earned his law degree from New York University School of Law and received his bachelor’s degree in commerce/accounting from University of Virginia.

Item 11. Executive Compensation

Compensation

The information required by this item is set forth under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Named Executive Officers,” and “Other Relevant Information—Compensation Committee Interlocks and Insider Participation” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item, other than Securities Authorized for Issuance Under Equity Compensation Plans, will be set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2020 Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2019:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,172,397	(1)	$79.35	(3)	11,415,735	(4)
Equity compensation plans not approved by security holders	26,727	(2)	$—		—
Total	7,199,124		$79.35	(3)	11,415,735
(1)

Consists of: (i) 5,773,213 shares of common stock issuable upon the exercise of outstanding time-based stock options and underlying outstanding time-based SARs; (ii) 419,715 shares of common stock issuable in settlement of outstanding restricted stock units awarded and (ii) 979,433 shares of common stock issuable in settlement of outstanding performance units awarded. Excludes (i) 190,937 shares of common stock subject to outstanding awards of restricted stock and (ii) 76,374 shares of common stock subject to outstanding awards of performance stock.

(2)	Consists of outstanding awards issued to certain executives with supplemental pension benefits in accordance with their individual employment arrangements under the IMS Health DCERP.
(3)

The weighted-average exercise price includes all outstanding stock options and SARs but does not include restricted stock units, restricted stock, performance units or performance stock or IMS Health DCERP awards, all of which do not have an exercise price. If restricted stock units, performance units and other awards that constitute “rights” were included in this calculation, treating such awards as having an exercise price of $0, the weighted average exercise price of outstanding options, warrants and rights would be $63.87.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is set forth under the headings “IQVIA’s Corporate Governance,” and “Certain Relationships and Related Party Transactions” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is set forth under the headings “Audit—Fees Paid to Independent Registered Public Accounting Firm” in the 2020 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)  Financial Statements

The following consolidated financial statements of IQVIA Holdings Inc. and its subsidiaries, and the independent registered public accounting firm’s report thereon, are included in Part II, Item 8 of this Annual Report:

(2)  Financial Statement Schedules for the Years Ended December 31, 2019, 2018 and 2017

Schedule I—Condensed Financial Information of Registrant (Parent Company Only)	115
Schedule II—Valuation and Qualifying Accounts	120

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

2.1*	Agreement and Plan of Merger, dated as of May 3, 2016, by and between Quintiles Transnational Holdings Inc. and IMS Health Holdings, Inc. (which includes the Plan of Conversion dated as of May 3, 2016 as Exhibit A thereto).		8-K	001-35907	2.1	May 3, 2016

3.1	Amended and Restated Certificate of Incorporation of IQVIA Holdings Inc., effective November 6, 2017 (as amended through November 6, 2017).		10-K	001-35907	3.1	February 16, 2018

3.2	Amended and Restated Bylaws of IQVIA Holdings Inc., effective February 11, 2020.	X

4.1	Specimen Common Stock Certificate of Quintiles Transnational Holdings Inc.		S-1/A	333-186708	4.1	April 26, 2013

4.5	Indenture, dated as of September 28, 2016, among Quintiles IMS Incorporated, the Guarantors listed therein and U.S. Bank National Association, as Trustee.		8-K	001-35907	4.1	October 3, 2016

4.8	Indenture, dated February 28, 2017, among Quintiles IMS Incorporated, as Issuer, U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer as guarantors.		8-K	001-35907	4.1	February 28, 2017

4.9	Indenture, dated September 14, 2017, among Quintiles IMS Incorporated, as Issuer, U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer as guarantors.		8-K	001-35907	4.1	September 19, 2017

4.10	Indenture, dated May 10, 2019, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors. .		8-K	001-35907	4.1	May 10, 2019
4.11	Indenture, dated August 13, 2019, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors.		8-K	001-35907	4.1	August 13, 2019
10.1	Fourth Amended and Restated Credit Agreement, dated as of October 3, 2016, by and among Quintiles IMS Incorporated, Quintiles IMS Holdings, Inc., the Guarantors party thereto and the Lenders party thereto (Annex B to Exhibit 10.9 filed October 3, 2016).		8-K	001-35907	10.9	October 3, 2016

10.2	Amendment No. 1, dated March 7, 2017, to Fourth Amended and Restated Credit Agreement, dated October 3, 2016, among Quintiles IMS Incorporated, Quintiles IMS Holdings, Inc., the Guarantors party thereto, Bank of America N.A., as administrative agent and collateral agent, the Incremental Term B-1 Euro Lenders party thereto and the other Lenders party thereto.		8-K	001-35907	10.1	March 8, 2017

10.3	Amendment No. 2, dated September 18, 2017, to Fourth Amended and Restated Credit Agreement, by and among Quintiles IMS Incorporated, Quintiles IMS Holdings, Inc., the Guarantors party thereto, Bank of America N.A., as administrative agent and collateral agent, the Incremental Term B-2 Dollar Lenders party thereto and the other Lenders party thereto.		8-K	001-35907	10.1	September 19, 2017

10.4	Amendment No. 3, dated April 6, 2018, to Fourth Amended and Restated Credit Agreement, dated October 3, 2016, by and among IQVIA Inc., IQVIA Holdings Inc., the other Borrowers party thereto, the other Guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the Incremental Revolving Credit Lenders party thereto.		10-Q	001-35907	10.1	May 4, 2018
10.5	Amendment No. 4, dated June 11, 2018, to Fourth Amended and Restated Credit Agreement, dated October 3, 2016, among IQVIA Inc., IQVIA Holdings Inc., IQVIA AG, IQVIA Solutions Japan K.K., the other guarantors party thereto, Bank of America, N.A. as administrative agent and as collateral agent, the Lenders party thereto, the Incremental Term B-3 Dollar Lenders party thereto and the Incremental Term B-2 Euro Lenders party thereto.		8-K	001-35907	10.1	June 12, 2018

10.6	Amendment No. 5 to Fourth Amended and Restated Credit Agreement, dated August 9, 2019, among IQVIA Inc., IQVIA Holdings Inc., the other guarantors party thereto, Bank of America, N.A. as administrative agent and collateral agent, the Term B-1 Euro Lenders, the Term B-2 Euro Lenders and Goldman Sachs Bank USA, as Replacement Lender.		8-K	001-35907	10.1	August 13, 2019

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.7	Amendment No. 6 to Fourth Amended and Restated Credit Agreement, dated December 18, 2019, among IQVIA Inc., IQVIA Holdings Inc., the other guarantors party thereto, Bank of America, N.A. as administrative agent and collateral agent, the Term B-2 Dollar Lenders and Bank of America N.A., as Replacement Lender.		8-K	001-35907	10.1	December 18, 2019

10.8	Amended and Restated Pledge and Security Agreement, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., IMS Health Incorporated, each of the grantors party thereto, and Bank of America, N.A., as Administrative Agent.		IMS Health S-1/A	333-193159	10.33	March 24, 2014

10.9	U.S. Guaranty, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., as Holdings, IMS Health Incorporated, as Parent Borrower, the other Guarantors party thereto from time to time, and Bank of America, N.A., as Administrative Agent.		IMS Health S-1/A	333-193159	10.34	March 24, 2014

10.10	Stockholders Agreement, dated May 3, 2016, among Quintiles Transnational Holdings Inc. and the stockholders identified therein.		8-K	001-35907	10.4	May 3, 2016

10.11†	Form of Director Indemnification Agreement.		S-1/A	333-186708	10.13	April 19, 2013

10.12	Form of Indemnification Agreement with each of the non-management directors of Quintiles IMS Holdings Inc.		8-K	001-35907	10.8	October 3, 2016

10.13†	Description of Non-Employee Director Compensation, effective as of January 1, 2017.		10-K	001-35907	10.27	February 16, 2017

10.14†	Form of Non-Competition, Non-Solicitation, Confidentiality and IP Agreement.		8-K	001-35907	10.2	October 19, 2015

10.15†	Quintiles Transnational Holdings Inc. Annual Management Incentive Plan.		S-1/A	333-186708	10.57	April 19, 2013

10.16†	Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.		S-1	333-186708	10.17	February 15, 2013

10.17†	Form of Stock Option Award Agreement for Senior Executives under the Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.		S-1	333-186708	10.18	February 15, 2013

10.18†	Form of Stock Option Award Agreement for Non-Employee Directors under the Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.		S-1	333-186708	10.19	February 15, 2013

10.19†	Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.22	April 19, 2013

10.20†	Form of Award Agreement Awarding Nonqualified Stock Options to Employees under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.23	April 19, 2013

10.21†	Form of Award Agreement Awarding Incentive Stock Options to Employees under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		10-Q	001-35907	10.2	May 1, 2014

10.22†	Form of Award Agreement Awarding Nonqualified Stock Options to Non-Employee Directors under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.24	April 19, 2013

10.23†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.56	April 19, 2013

10.24†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.		10-K	001-35907	10.41	February 16, 2017

10.25†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan prior to February 2015.		8-K	001-35907	10.1	November 26, 2013

10.26†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan effective February 2015.		10-K	001-35907	10.34	February 12, 2015

10.27†	Form of Award Agreement Awarding Performance Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		10-K	001-35907	10.35	February 12, 2015

10.28†	Form of Award Agreement Awarding Performance Shares under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.		10-K	001-35907	10.45	February 16, 2017

10.29†	Form of Restricted Stock Award Agreement under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		10-Q	001-35907	10.3	November 3, 2016

10.30†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.		10-K	001-35907	10.47	February 16, 2017

10.31†	Quintiles IMS Holdings, Inc. Defined Contribution Executive Retirement Plan.		8-K	001-35907	10.7	October 3, 2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.32†	IMS Health Incorporated Defined Contribution Executive Retirement Plan, as amended and restated.		IMS Health S-1	333-193159	10.10	January 2, 2014

10.33†	First Amendment to the IMS Health Incorporated Retirement Excess Plan, dated March 17, 2009.		IMS Health S-1	333-193159	10.12	January 2, 2014

10.34†	Second Amendment to the IMS Health Incorporated Retirement Excess Plan, dated December 8, 2009.		IMS Health S-1	333-193159	10.13	January 2, 2014

10.35†	Third Amendment to the IMS Health Incorporated Retirement Excess Plan, dated April 5, 2011.		IMS Health S-1	333-193159	10.14	January 2, 2014

10.36†	Fourth Amendment to the IMS Health Incorporated Retirement Excess Plan (effective May 3, 2016).		IMS Health 10-Q	001-36381	10.3	July 28, 2016

10.37†	Quintiles IMS Holdings, Inc. 2010 Equity Incentive Plan.		8-K	001-35907	10.5	October 3, 2016

10.38†	Healthcare Technology Holdings, Inc. 2010 Equity Incentive Plan, as amended and restated.		IMS Health S-1/A	333-193159	10.16	February 13, 2014

10.39†	Form of IMS Time-and Performance-Based Stock Option Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.17	January 2, 2014

10.40†	Form of IMS Time-Based Stock Option Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.18	January 2, 2014

10.41†	Form of IMS Director Stock Option Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.19	January 2, 2014

10.42†	Form of IMS Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.20	January 2, 2014

10.43†	Form of IMS Director Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.21	January 2, 2014

10.44†	Form of IMS Rollover Stock Appreciation Right Award Agreement under the 2010 Equity Incentive Plan.		IMS Health S-1	333-193159	10.22	January 2, 2014

10.45†	IMS Health Incorporated Savings Equalization Plan, as amended and restated effective as of January 1, 2011.		IMS Health S-1	333-193159	10.15	January 2, 2014

10.46†	Quintiles IMS Holdings, Inc. 2014 Incentive and Stock Award Plan.		8-K	001-35907	10.6	October 3, 2016

10.47†	Form of IMS Stock Appreciation Rights Agreement under the 2014 Incentive and Stock Award Plan.		IMS Health 8-K	001-36381	10.1	February 10, 2015

10.48†	Form of IMS Performance Share Award Agreement under the 2014 Incentive and Stock Award Plan.		IMS Health 8-K	001-36381	10.2	February 10, 2015

10.49†	2014 IMS Health Annual Incentive Plan.		IMS Health S-1/A	333-193159	10.30	March 10, 2014

10.50†	Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan.		DEF 14A	001-35907	Appendix B	February 22, 2017

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.51†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.		10-Q	001-35907	10.8	May 8, 2017

10.52†	Form of Award Agreement Awarding Performance Shares under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.		10-Q	001-35907	10.9	May 8, 2017

10.53†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.		10-Q	001-35907	10.10	May 8, 2017

10.54†	Quintiles IMS Incorporated Employee Protection Plan, effective January 1, 2017.		10-K	001-35907	10.69	February 16, 2017

10.55†	Quintiles IMS Incorporated Savings Equalization Plan, effective December 31, 2016.		10-K	001-35907	10.76	February 16, 2017

10.56†	Quintiles Transnational Corp. Elective Deferred Compensation Plan, as amended and restated.		10-Q	001-35907	10.1	October 28, 2015

10.57†	Quintiles IMS Holdings Inc. Non-Employee Director Deferral Plan, effective January 1, 2017.		10-K	001-35907	10.78	February 16, 2017

10.58†	Amended and Restated Employment Agreement between IQVIA Holdings Inc. and Ari Bousbib, dated February 18, 2019.		10-K	001-35907	10.60	February 19, 2019

10.59†	Senior Management Nonstatutory Option Agreement between Healthcare Technology Holdings, Inc. and Ari Bousbib, dated December 1, 2010.		IMS Health S-1/A	333-193159	10.23	February 13, 2014

10.60†	Senior Management Nonstatutory Option Agreement between Healthcare Technology Holdings, Inc. and Ari Bousbib, dated December 1, 2010.		IMS Health S-1/A	333-193159	10.24	February 13, 2014

10.61†	Stock Appreciation Rights Agreement between IMS Health Holdings, Inc. and Ari Bousbib, dated February 10, 2015.		IMS Health 10-K	001-36381	10.34	February 19, 2016

10.62†	Amendment No. 1, dated December 31, 2015, to Stock Appreciation Rights Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated February 10, 2015.		IMS Health 10-K	001-36381	10.35	February 19, 2016

10.63†	Restricted Stock Award Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated December 31, 2015.		IMS Health 10-K	001-36381	10.36	February 19, 2016

10.64†	Letter Agreement, dated October 14, 2015, between Michael McDonnell and Quintiles Transnational Corp.		8-K	001-35907	10.3	October 19, 2015

10.65†	Letter agreement between the Company and Michael R. McDonnell effective on October 3, 2016.		8-K	001-35907	10.1	October 3, 2016

10.66†	Letter Agreement between the Company and W. Richard Staub, III, effective on December 1, 2016.		10-K	001-35907	10.104	February 16, 2017

10.67†	Letter Agreement between the Company and Eric Sherbet, effective on March 1, 2018.		10-K	001-35907	10.72	February 19, 2019

21.1	List of Subsidiaries of IQVIA Holdings Inc.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: February 18, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ari Bousbib Ari Bousbib	Chairman, and Chief Executive Officer; Director (Principal Executive Officer)	February 18, 2020

/s/ Michael R. McDonnell	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2020
Michael R. McDonnell

/s/ Emmanuel Korakis	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 18, 2020
Emmanuel Korakis

/s/ Carol J. Burt	Director	February 18, 2020
Carol J. Burt

/s/ John P. Connaughton	Director	February 18, 2020
John P. Connaughton

/s/ Jonathan J. Coslet	Director	February 18, 2020
Jonathan J. Coslet

/s/ John G. Danhakl	Director	February 18, 2020
John G. Danhakl

/s/ Michael J. Evanisko Michael J. Evanisko	Director	February 18, 2020

/s/ James A. Fasano	Director	February 18, 2020
James A. Fasano

/s/ Colleen A. Goggins	Director	February 18, 2020
Colleen A. Goggins

/s/ John M. Leonard, M.D.	Director	February 18, 2020
John M. Leonard, M.D.

/s/ Ronald A. Rittenmeyer	Director	February 18, 2020
Ronald A. Rittenmeyer

/s/ Todd B. Sisitsky Todd B. Sisitsky	Director	February 18, 2020

(2) Financial Statement Schedules

Schedule I—Condensed Financial Information of Registrant

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions)	2019	2018	2017
Selling, general and administrative expenses	$—	$2	$1
Merger related costs	—	—	—
Loss from operations	—	(2)	(1)
Interest income	—	—	—
Other expense, net	—	—	—
Loss before income taxes and equity in earnings of subsidiary	—	(2)	(1)
Income tax benefit	—	(1)	(3)
(Loss) income before equity in earnings of subsidiary	—	(1)	2
Equity in earnings of subsidiary	191	260	1,275
Net income	$191	$259	$1,277

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(in millions)	2019	2018	2017
Net income	$191	$259	$1,277
Comprehensive (loss) income adjustments:
Unrealized (losses) gains on derivative instruments, net of income tax expense (benefit) of $4, ($5) and $1	(15)	1	4
Defined benefit plan adjustments, net of income tax (benefit) expense of $5, ($4) and $3	(30)	(8)	5
Foreign currency translation, net of income tax (benefit) expense of ($30), $50 and ($201)	(41)	(255)	604
Reclassification adjustments:
(Gains) losses on derivative instruments included in net income, net of income tax expense of $—, $1 and $—	(1)	(12)	(1)
Amortization of actuarial losses and prior service costs included in net income	—	1	1
Comprehensive (loss) income	$104	$(14)	$1,890

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$3	$1
Income taxes receivable	—	—
Other current assets and receivables	—	—
Total current assets	3	1
Investment in subsidiary	9,667	9,667
Receivable from parent company	—	—
Total assets	$9,670	$9,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—
Income taxes payable	—	—
Total current liabilities	—	—
Investment in subsidiary	3,664	2,954
Payable to subsidiary	3	—
Total liabilities	3,667	2,954
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized at December 31, 2019 and 2018, $0.01 par value, 253.0 shares issued and 192.3 shares outstanding at December 31, 2019; 251.5 shares issued and 197.5 shares outstanding at December 31, 2018	11,049	10,901
Retained earnings	998	807
Treasury stock, at cost, 60.7 and 54.0 shares at December 31, 2019 and 2018, respectively	(5,733)	(4,770)
Accumulated other comprehensive (loss) income	(311)	(224)
Total stockholders’ equity	6,003	6,714
Total liabilities and stockholders’ equity	$9,670	$9,668

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2019	2018	2017
Operating activities:
Net income	$191	$259	$1,277
Adjustments to reconcile net income to cash provided by operating activities:
Subsidiary loss	—	143	91
Change in operating assets and liabilities:
Accounts payable and accrued expenses	—	2	(3)
Income taxes payable and other liabilities	—	—	4
Net cash provided by operating activities	191	404	1,369
Investing activities:
Investment in subsidiary, net of dividends received	760	983	1,182
Net cash provided by investing activities	760	983	1,182
Financing activities:
Proceeds related to employee stock purchase and option plans	—	15	91
Issuance of common stock	11	—	—
Repurchase of common stock	(963)	(1,405)	(2,620)
Intercompany with subsidiary	3	3	(31)
Net cash used in financing activities	(949)	(1,387)	(2,560)
Effect of foreign currency exchange rate changes on cash	—	—	(2)
(Decrease) increase in cash and cash equivalents	2	—	(11)
Cash and cash equivalents at beginning of period	1	1	12
Cash and cash equivalents at end of period	$3	$1	$1

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

Since the Parent is part of a group that files a consolidated income tax return, in accordance with ASC 740, a portion of the consolidated amount of current and deferred income tax expense of the Company has been allocated to the Parent. The income tax benefit of $0 million, $1 million and $3 million in 2019, 2018 and 2017, respectively, represents the income tax benefit that will be or were already utilized in the Company’s consolidated United States federal and state income tax returns. If the Parent was not part of these consolidated income tax returns, it would not be able to recognize any income tax benefit, as it generates no revenue against which the losses could be used on a separate filer basis.

Below is a summary of the dividends paid to the Parent by IQVIA Incorporated in 2019, 2018 and 2017:

(in millions)	Amount
Paid in December 2019	$13
Paid in November 2019	255
Paid in September 2019	74
Paid in August 2019	239
Paid in June 2019	94
Paid in May 2019	140
Paid in March 2019	141
Paid in February 2019	3
Total paid in 2019	$959
Paid in December 2018	$339
Paid in November 2018	146
Paid in October 2018	132
Paid in September 2018	118
Paid in June 2018	414
Paid in May 2018	154
Paid in March 2018	54
Paid in February 2018	37
Total paid in 2018	$1,394
Paid in December 2017	$22
Paid in November 2017	362
Paid in September 2017	373
Paid in August 2017	168
Paid in May 2017	356
Paid in March 2017	1,237
Paid in February 2017	45
Paid in January 2017	3
Total paid in 2017	$2,566

Schedule II—Valuation and Qualifying Accounts
Deferred Tax Asset Valuation Allowance

		Additions
(in millions)	Balance at Beginning of Year	Charged to Expenses	Charged to Other Accounts(a)	Additions (Deductions)(b)	Balance at End of Year
December 31, 2019	$226	$40	$—	$—	$266
December 31, 2018	$200	$23	$—	$3	$226
December 31, 2017	$153	$52	$—	$(5)	$200
(a)	Recorded through purchase accounting transaction.
(b)	Impact of reductions recorded to expense and translation adjustments.