Form 10-Q
period 2020-03-31
IQVIA HOLDINGS INC.
filed 2020-04-30
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to             .
Commission File Number: 001-35907
_________________________________________________________
IQVIA HOLDINGS INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________

Delaware	27-1341991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4820 Emperor Blvd., Durham, North Carolina 27703
and
83 Wooster Heights Road, Danbury, Connecticut 06810
(Address of principal executive offices and Zip Code)
(919) 998-2000 and (203) 448-4600
(Registrant’s telephone number, including area code)
_________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	190,963,771	shares outstanding	as of April 17, 2020

IQVIA HOLDINGS INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2020	2019
Revenues	$2,754	$2,684
Costs of revenue, exclusive of depreciation and amortization	1,824	1,748
Selling, general and administrative expenses	407	419
Depreciation and amortization	316	295
Restructuring costs	14	12
Income from operations	193	210
Interest income	(2)	(2)
Interest expense	106	110
Other income, net	(13)	(7)
Income before income taxes and equity in earnings of unconsolidated affiliates	102	109
Income tax expense	17	41
Income before equity in earnings of unconsolidated affiliates	85	68
Equity in earnings (loss) of unconsolidated affiliates	6	(1)
Net income	91	67
Net income attributable to non-controlling interests	(9)	(9)
Net income attributable to IQVIA Holdings Inc.	$82	$58
Earnings per share attributable to common stockholders:
Basic	$0.43	$0.29
Diluted	$0.42	$0.29
Weighted average common shares outstanding:
Basic	191.6	197.0
Diluted	195.7	201.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Net income	$91	$67
Comprehensive income (loss) adjustments:
Unrealized losses on derivative instruments, net of income tax benefit of ($7) and ($1)	(39)	(5)
Foreign currency translation, net of income tax expense of $23 and $30	(155)	(31)
Reclassification adjustments:
Losses (gains) on derivative instruments included in net income, net of income tax expense (benefit) of $0 and ($1)	16	(1)
Comprehensive (loss) income	(87)	30
Comprehensive income attributable to non-controlling interests	(5)	(10)
Comprehensive (loss) income attributable to IQVIA Holdings Inc.	$(92)	$20
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$927	$837
Trade accounts receivable and unbilled services, net	2,634	2,582
Prepaid expenses	173	138
Income taxes receivable	49	56
Investments in debt, equity and other securities	63	62
Other current assets and receivables	431	451
Total current assets	4,277	4,126
Property and equipment, net	445	458
Operating lease right-of-use assets	489	496
Investments in debt, equity and other securities	72	65
Investments in unconsolidated affiliates	71	87
Goodwill	11,989	12,159
Other identifiable intangibles, net	5,328	5,514
Deferred income taxes	120	119
Deposits and other assets	287	227
Total assets	$23,078	$23,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,384	$2,512
Unearned income	1,036	1,014
Income taxes payable	94	108
Current portion of long-term debt	139	100
Other current liabilities	254	211
Total current liabilities	3,907	3,945
Long-term debt	11,894	11,545
Deferred income taxes	618	646
Operating lease liabilities	366	396
Other liabilities	491	456
Total liabilities	17,276	16,988
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized at March 31, 2020 and December 31, 2019, $0.01 par value, 253.8 shares issued and 191.0 shares outstanding at March 31, 2020; 253.0 shares issued and 192.3 shares outstanding at December 31, 2019	11,012	11,049
Retained earnings	1,080	998
Treasury stock, at cost, 62.8 and 60.7 shares at March 31, 2020 and December 31, 2019, respectively	(6,065)	(5,733)
Accumulated other comprehensive loss	(485)	(311)
Equity attributable to IQVIA Holdings Inc.’s stockholders	5,542	6,003
Non-controlling interests	260	260
Total stockholders’ equity	5,802	6,263
Total liabilities and stockholders’ equity	$23,078	$23,251
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Operating activities:
Net income	$91	$67
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	316	295
Amortization of debt issuance costs and discount	3	3
Stock-based compensation	—	26
(Earnings) loss from unconsolidated affiliates	(6)	1
Loss (gain) on investments, net	8	(3)
Benefit from deferred income taxes	(40)	(12)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(84)	(76)
Change in other operating assets and liabilities	(125)	(188)
Net cash provided by operating activities	163	113
Investing activities:
Acquisition of property, equipment and software	(141)	(141)
Acquisition of businesses, net of cash acquired	(14)	(175)
Purchases of marketable securities, net	(7)	(2)
Investments in unconsolidated affiliates, net of payments received	17	2
Investments in equity securities	(6)	—
Other	1	1
Net cash used in investing activities	(150)	(315)
Financing activities:
Proceeds from issuance of debt	800	—
Payment of debt issuance costs	(11)	—
Repayment of debt and principal payments on capital lease obligations	(25)	(25)
Proceeds from revolving credit facility	990	790
Repayment of revolving credit facility	(1,250)	(385)
(Payments) proceeds related to employee stock option plans	(41)	9
Repurchase of common stock	(345)	(145)
Distributions to non-controlling interest, net	(5)	—
Contingent consideration and deferred purchase price payments	(6)	(16)
Net cash provided by financing activities	107	228
Effect of foreign currency exchange rate changes on cash	(30)	19
Increase in cash and cash equivalents	90	45
Cash and cash equivalents at beginning of period	837	891
Cash and cash equivalents at end of period	$927	$936
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total
Balance, December 31, 2019	253.0	(60.7)	$3	$11,046	$998	$(5,733)	$(311)	$260	$6,263
Issuance of common stock	0.8	—	—	(44)	—	—	—	—	(44)
Repurchase of common stock	—	(2.1)	—	—	—	(332)	—	—	(332)
Stock-based compensation	—	—	—	7	—	—	—	—	7
Distributions to non-controlling interests	—	—	—	—	—	—	—	(5)	(5)
Net income	—	—	—	—	82	—	—	9	91
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(39)	—	(39)
Foreign currency translation, net of tax	—	—	—	—	—	—	(151)	(4)	(155)
Reclassification adjustments, net of tax	—	—	—	—	—	—	16	—	16
Balance, March 31, 2020	253.8	(62.8)	$3	$11,009	$1,080	$(6,065)	$(485)	$260	$5,802

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total
Balance, December 31, 2018	251.5	(54)	$3	$10,898	$807	$(4,770)	$(224)	$240	$6,954
Issuance of common stock	0.7	—	—	5	—	—	—	—	5
Repurchase of common stock	—	(1)	—	—	—	(145)	—	—	(145)
Stock-based compensation	—	—	—	21	—	—	—	—	21
Net income	—	—	—	—	58	—	—	9	67
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(5)	—	(5)
Foreign currency translation, net of tax	—	—	—	—	—	—	(32)	1	(31)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(1)	—	(1)
Balance, March 31, 2019	252.2	(55)	$3	$10,924	$865	$(4,915)	$(262)	$250	$6,865
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Summary of Significant Accounting Policies
The Company
IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of advanced analytics, technology solutions and contract research services to the life sciences industry. With approximately 67,000 employees, IQVIA conducts business in more than 100 countries.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements of the Company but does not include all the disclosures required by GAAP.
Additionally, the outbreak of the novel coronavirus, or COVID-19, and the various governmental, industry and consumer actions related thereto, could have a material and adverse effect on our business, financial condition and results of operations. These effects, which largely depend on future developments that cannot be accurately predicted and are uncertain, could include a negative impact on the availability of our key personnel, temporary closures of our facilities or the facilities of our business partners, customers, suppliers, third party service providers or other vendors, an increased risk of customer defaults or delays in payments or purchasing decisions, and the interruption of domestic and global supply chains, distribution channels, liquidity and capital or financial markets. As COVID-19 continues to spread, we have and may continue to experience disruptions that could severely impact our business. As such the results for the three months ended March 31, 2020 may not be indicative of results for the full year.
Recently Issued Accounting Standards
Accounting pronouncements adopted
In August 2018, the FASB issued new accounting guidance that clarifies and aligns the accounting for implementation costs for hosting arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this new accounting guidance on January 1, 2020. The adoption of this new accounting guidance did not have a material effect on the Company’s consolidated financial statements.
In August 2018, the FASB issued new accounting guidance that modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This new accounting guidance also modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The Company adopted this new accounting guidance on January 1, 2020. The adoption of this new accounting guidance did not have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued new accounting guidance that simplifies the measurement of goodwill by eliminating the step two impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The new guidance requires a comparison of the Company’s fair value of a reporting unit with the carrying amount and the Company is required to recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. The Company adopted this new accounting guidance on January 1, 2020. The adoption of this new accounting guidance did not have a material effect on the Company’s consolidated financial statements.
In June 2016, the FASB issued a new accounting standard intended to provide financial statement users with more decision-useful information about expected credit losses and other commitments to extend credit held by the reporting entity. The standard replaces the incurred loss impairment methodology in current GAAP with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted this new accounting guidance on January 1, 2020. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements. This is based on factors including the Company's assessment of historical losses, client's creditworthiness and the fact that the Company's trade receivables are short term in duration.
Accounting pronouncements being evaluated
In January 2020, the FASB issued new accounting guidance that states any equity security transitioning from the alternative method of accounting to the equity method, or vice versa, due to an observable transaction, will be remeasured immediately before the transition. In addition, the new accounting guidance clarifies the accounting for certain non-derivative forward contracts or purchased call options to acquire equity securities stating such instruments will be measured using the fair value principles before settlement or exercise. The new accounting guidance will be effective for the Company on January 1, 2021 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
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

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations
The following tables represent revenues by geographic region and reportable segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$581	$670	$91	$1,342
Europe and Africa	396	428	50	874
Asia-Pacific	140	343	55	538
Total revenues	$1,117	$1,441	$196	$2,754

	Three Months Ended March 31, 2019
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$553	$642	$94	$1,289
Europe and Africa	383	456	51	890
Asia-Pacific	139	318	48	505
Total revenues	$1,075	$1,416	$193	$2,684

No customer accounted for 10% or more of consolidated revenues for the three months ended March 31, 2020 or 2019.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2020, approximately $22.0 billion of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenue on approximately 35% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.
3. Trade Accounts Receivable, Unbilled Services and Unearned Income
Trade accounts receivables and unbilled services consist of the following:

(in millions)	March 31, 2020	December 31, 2019
Trade accounts receivable:
Billed	$1,309	$1,312
Unbilled services	1,341	1,286
Trade accounts receivable and unbilled services	2,650	2,598
Allowance for doubtful accounts	(16)	(16)
Trade accounts receivable and unbilled services, net	$2,634	$2,582
Unbilled services and unearned income were as follows:

(in millions)	March 31, 2020	December 31, 2019	Change
Unbilled services	$1,341	$1,286	$55
Unearned income	(1,036)	(1,014)	(22)
Net balance	$305	$272	$33
Unbilled services, which is comprised of approximately equal parts of unbilled receivables and contract assets as of March 31, 2020, increased by $55 million as compared to December 31, 2019. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $22 million over the same period resulting in an increase of $33 million in the net balance of unbilled services and unearned income between December 31, 2019 and March 31, 2020. Growth in the net balance is driven by the difference in timing of revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers, related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.

Bad debt expense recognized on the Company’s receivables and unbilled services was not material for the three months ended March 31, 2020 and 2019.

4. Leases
The Company has operating leases for corporate offices, datacenters, motor vehicles and certain equipment, many of which contain renewal and escalation clauses. The leases expire at various dates through 2029 with options to cancel certain leases at various intervals. The Company also has a finance lease for office and lab space that expires in 2044. Based on the timing of when the finance lease commenced, the associated income statement and cash flow impact is not material for the three months ended March 31, 2020. In determining the lease term at lease commencement, the Company includes the noncancellable term and the periods which the Company deems it is reasonably certain to exercise or not to exercise a renewal or cancellation option.
The components of lease expense were as follows:

(in millions)	Classification	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost (1)	Selling, general and administrative expenses	$49	$48
(1)Includes variable lease costs, which are immaterial.
Other information related to leases was as follows:

(in millions)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Supplemental Cash Flow:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46	$53
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$32	$20
Finance leases	$58	$—
Weighted Average Remaining Lease Term:
Operating leases	4.75 years	5.11 years
Finance leases	24.75 years	—
Weighted Average Discount Rate:
Operating leases	4.20%	4.31%
Finance leases	3.41%	—
Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2020	$146	$—
2021	143	—
2022	113	3
2023	82	3
2024	53	3
2025	41	3
Thereafter	41	79
Total future minimum lease payments	619	91
Less imputed interest	(79)	(33)
Total	$540	$58
Reported as of March 31, 2020:
Other current liabilities	$174	$—
Operating lease liabilities	366	—
Other liabilities	—	58
Total	$540	$58

5. Goodwill
The following is a summary of goodwill by reportable segment for the three months ended March 31, 2020:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2019	$10,374	$1,646	$139	$12,159
Business combinations	12	—	—	12
Impact of foreign currency fluctuations and other	(135)	(48)	1	(182)
Balance as of March 31, 2020	$10,251	$1,598	$140	$11,989

6. Derivatives
The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

(in millions)	Balance Sheet Classification	March 31, 2020			December 31, 2019
		Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$1	$3	$131	$4	$—	$148
Interest rate swaps	Other assets and liabilities	—	50	1,500	—	27	875
Interest rate caps	Deposits and other assets	—	—	—	—	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps	Other liabilities	—	2	319	—	3	325
Total derivatives		$1	$55		$4	$30
The effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Three Months Ended March 31,
(in millions)	2020	2019
Foreign exchange forward contracts	$(6)	$1
Interest rate derivatives	(23)	(9)
Total	$(29)	$(8)
The amount of foreign exchange gains related to the net investment hedge included in the cumulative translation adjustment component of accumulated other comprehensive loss (“AOCI”) for the three months ended March 31, 2020 was $114 million.

7. Fair Value Measurements
The Company records certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy that prioritizes the inputs used to measure fair value is described below. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3 — Unobservable inputs that are supported by little or no market activity. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values at March 31, 2020 and December 31, 2019 due to their short-term nature. At March 31, 2020 and December 31, 2019, the fair value of total debt approximated $11,751 million and $11,925 million, respectively, as determined under Level 1 and Level 2 measurements for these financial instruments.
Recurring Fair Value Measurements
The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of March 31, 2020:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	80	$—	$—	$80
Derivatives	—	$1	—	1
Total	$80	$1	$—	$81
Liabilities:
Derivatives	$—	$55	$—	$55
Contingent consideration	—	—	98	98
Total	$—	$55	$98	$153
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

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31:

	Contingent Consideration
(in millions)	2020	2019
Balance as of January 1	$113	$123
Business combinations	8	29
Contingent consideration paid	(10)	(16)
Revaluations included in earnings and foreign currency translation adjustments	(13)	1
Balance as of March 31	$98	$137
The Company used the following key assumptions when estimating the fair value of contingent considerations:

Unobservable Input	Probability of target achievement	Range of potential payment
Revenue target	100%	0%-100%
EBITDA target	100%	0%-100%
Operational target	50%	0%-100%
The current portion of contingent consideration is included within accrued expenses and the long-term portion is included within other liabilities on the accompanying condensed consolidated balance sheets. Revaluations of the contingent consideration are recognized in other expense (income), net on the accompanying condensed consolidated statements of income. A change in significant unobservable inputs above could result in a significantly higher or lower fair value measurement of contingent consideration.
8. Credit Arrangements
The following is a summary of the Company’s revolving credit facilities at March 31, 2020:

Facility	Interest Rates
$1,500 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 1.50% at March 31, 2020
$25 million (receivables financing facility)	LIBOR Market Index Rate (1.89% at March 31, 2020) plus 0.90%
£10 million (approximately $12 million) (general banking facility)	Bank’s base rate of 0.10% at March 31, 2020 plus 1%

The following table summarizes the Company’s debt at the dates indicated:

(in millions)	March 31, 2020	December 31, 2019
Senior Secured Credit Facilities:
Term A Loan due 2023—U.S. Dollar LIBOR at average floating rates of 2.95%	$760	$770
Term A Loan due 2023—U.S. Dollar LIBOR at average floating rates of 3.45%	800	—
Term A Loan due 2023—Euro LIBOR at average floating rates of 1.50%	374	387
Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 2.74%	535	535
Term B Loan due 2024—Euro LIBOR at average floating rates of 2.00%	1,277	1,306
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 2.74%	731	733
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 3.20%	933	936
Term B Loan due 2025—Euro LIBOR at average floating rates of 2.00%	630	644
Revolving Credit Facility due 2023:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of 2.49%	100	154
Japanese Yen denominated borrowings—Japanese Yen LIBOR at average floating rates of 1.50%	—	212
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	462	471
3.25% Senior Notes due 2025—Euro denominated	1,568	1,598
3.5% Senior Notes due 2024—Euro denominated	688	701
2.25% Senior Notes due 2028—Euro denominated	792	808
Receivables financing facility due 2022—U.S. Dollar LIBOR at average floating rates of 1.89%	300	300
Principal amount of debt	12,100	11,705
Less: unamortized discount and debt issuance costs	(67)	(60)
Less: current portion	(139)	(100)
Long-term debt	$11,894	$11,545

Contractual maturities of long-term debt are as follows at March 31, 2020:

(in millions)
Remainder of 2020	104
2021	139
2022	439
2023	1,790
2024	2,473
Thereafter	7,155
12,100
At March 31, 2020, there were bank guarantees totaling approximately £0.8 million (approximately $1.1 million) issued against the availability of the general banking facility.

Senior Secured Credit Facilities
At March 31, 2020, the Company’s Fourth Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) provided financing through several senior secured credit facilities (collectively, the “senior secured credit facilities”) of up to approximately $7,540 million, which consisted of $6,140 million principal amounts of debt outstanding (as detailed in the table above), $3 million of standby letters of credit and $1,397 million of available borrowing capacity on the $1,500 million revolving credit facility.

On March 11, 2020, the Company entered into Amendment No. 7 to the Credit Agreement to borrow $900 million in additional U.S. Dollar denominated term A loans due 2023 (the “TLA-2 Loans”) and, on March 30, 2020, entered into Amendment No. 8 to the Credit Agreement to amend certain terms of the TLA-2 Loans. The TLA-2 Loans bear interest based on the U.S. Dollar LIBOR plus a margin ranging from 1.50% to 2.25%, with a U.S. Dollar LIBOR floor of 1.00% per annum. The proceeds from the TLA-2 Loans were used to repay outstanding revolving credit loans under the Company's senior secured credit facilities. On March 30, 2020, the Company prepaid $100 million of the TLA-2 loans.

Based on our current operating plan, and after considering the likely future impacts of COVID-19, we believe that our available cash and cash equivalents, future cash flows from operations and our ability to access funds under our revolving and other credit facilities will enable us to fund our operating requirements and capital expenditures and meet debt obligations for at least the next 12 months.
Restrictive Covenants

The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. At March 31, 2020, the Company was in compliance with the financial covenants under its debt agreements in all material respects and does not have material uncertainty about ongoing ability to meet the covenants of the Company's credit arrangements.

9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of March 31, 2020 or December 31, 2019.
Equity Repurchase Program

During the three months ended March 31, 2020, the Company repurchased 2,106,403 shares of its common stock for approximately $321.4 million under the Repurchase Program. These amounts include 1,000,000 shares of our common stock repurchased from certain of the Company’s stockholders (the “Selling Stockholders”) in a private transaction for an aggregate purchase price of approximately $164.3 million. As of March 31, 2020, the Company has remaining authorization to repurchase up to approximately $1.0 billion of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
10. Restructuring
The Company has continued to take restructuring actions in 2020 to align its resources and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These actions include consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements. These restructuring actions are expected to continue into 2021.

The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs	Facility Exit Costs	Total
Balance at December 31, 2019	$64	$3	$67
Expense, net of reversals	15	(1)	14
Payments	(17)	(1)	(18)
Foreign currency translation and other	(1)	1	—
Balance at March 31, 2020	$61	$2	$63
Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals at March 31, 2020 will be paid in 2020 and 2021.
11. Income Taxes

The effective income tax rate was 16.7% and 37.6% in the first quarter of 2020 and 2019, respectively. The effective income tax rate in the first quarter of 2020 and 2019 was favorably impacted by $21 million and $9.4 million, respectively, as a result of excess tax benefits recognized upon settlement of shared-based compensation awards. Also, the effective income tax rate in the first quarter of 2020 was unfavorably impacted by a $10 million discrete tax expense related to change in the measurement of the U.S. tax on undistributed foreign earnings.

In the first quarter of 2019 the U.S. Treasury Department issued final regulations on the transition tax and proposed regulations on Foreign Derived Intangible Income (“FDII”). While the final regulations related to the transition tax did not have a material impact on the Company, the proposed guidance on FDII had an unfavorable impact. Although the proposed guidance for FDII is not authoritative and subject to change in the regulatory review process, the Company reversed a portion of the tax benefit recorded in 2019 by recording a tax expense of $20 million for this impact. It is expected that during 2020 the U.S. Treasury Department will issue final regulations on FDII.
12. Comprehensive Income (Loss)
Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2019	$(430)	$(21)	$(16)	$156	$(311)
Other comprehensive income (loss) before reclassifications	(128)	(46)	—	(16)	(190)
Reclassification adjustments	—	16	—	—	16
Balance at March 31, 2020	$(558)	$(51)	$(16)	$140	$(485)
Below is a summary of the adjustments for (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

(in millions)	Affected Financial Statement Line Item	Three Months Ended March 31,
		2020	2019
Derivative instruments:
Foreign exchange forward contracts	Revenues	$2	$1
Foreign exchange forward contracts	Other expense (income), net	14	(3)
Total before income taxes		16	(2)
Income tax (benefit) expense		—	(1)
Total net of income taxes		$16	$(1)

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

	Three Months Ended March 31,
(in millions)	2020	2019
Revenues
Technology & Analytics Solutions	$1,117	$1,075
Research & Development Solutions	1,441	1,416
Contract Sales & Medical Solutions	196	193
Total revenues	2,754	2,684
Costs of revenue, exclusive of depreciation and amortization
Technology & Analytics Solutions	666	633
Research & Development Solutions	988	946
Contract Sales & Medical Solutions	170	169
Total costs of revenue	1,824	1,748
Selling, general and administrative expenses
Technology & Analytics Solutions	183	184
Research & Development Solutions	185	181
Contract Sales & Medical Solutions	15	15
General corporate and unallocated	24	39
Total selling, general and administrative expenses	407	419
Segment profit
Technology & Analytics Solutions	268	258
Research & Development Solutions	268	289
Contract Sales & Medical Solutions	11	9
Total segment profit	547	556
General corporate and unallocated	(24)	(39)
Depreciation and amortization	(316)	(295)
Restructuring costs	(14)	(12)
Total income from operations	$193	$210

14. Earnings Per Share
The following table presents the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions or the effect of including such stock-based awards in the computation would be anti-dilutive:

	Three Months Ended March 31,
(in millions)	2020	2019
Shares subject to performance conditions	1.4	1.3
Shares subject to anti-dilutive stock-based awards	1.0	0.6
Total shares excluded from diluted earnings per share	2.4	1.9
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
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “2019 Form 10-K”).
In addition to historical condensed consolidated financial information, the following discussion contains or incorporates by reference forward-looking statements within the meaning of the federal securities laws that are not historical facts but reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “forecasts,” “projects,” “should,” “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. We assume no obligation to update any such forward-looking information to reflect actual results or changes in our outlook or the factors affecting such forward-looking information.
We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, business disruptions caused by natural disasters, pandemics such as the COVID-19 (coronavirus) outbreak or international conflict or other disruptions outside of our control; our ability to accurately model or forecast the spread and/or containment of COVID-19, among other sources of business interruption; most of our contracts may be terminated on short notice, and we may lose or experience delays with large client contracts or be unable to enter into new contracts; the market for our services may not grow as we expect; we may be unable to successfully develop and market new services or enter new markets; imposition of restrictions on our use of data by data suppliers or their refusal to license data to us; any failure by us to comply with contractual, regulatory or ethical requirements under our contracts, including current or changes to data protection and privacy laws; breaches or misuse of our or our outsourcing partners’ security or communications systems; failure to meet our productivity or business transformation objectives; failure to successfully invest in growth opportunities; our ability to protect our intellectual property rights and our susceptibility to claims by others that we are infringing on their intellectual property rights; the expiration or inability to acquire third party licenses for technology or intellectual property; any failure by us to accurately and timely price and formulate cost estimates for contracts, or to document change orders; hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements; the rate at which our backlog converts to revenue; our ability to acquire, develop and implement technology necessary for our business; consolidation in the industries in which our clients operate; risks related to client or therapeutic concentration; government regulators or our customers may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; the risks associated with operating on a global basis, including currency or exchange rate fluctuations and legal compliance, including anti-corruption laws; risks related to changes in accounting standards; general economic conditions in the markets in which we operate, including financial market conditions and risks related to sales to government entities; the impact of changes in tax laws and regulations; and our ability to successfully integrate, and achieve expected benefits from, our acquired businesses. For a further discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” in our 2019 Form 10-K, as updated in this Quarterly Report on Form 10-Q.
Overview
IQVIA Holdings Inc. (“IQVIA,” the “Company,” “we,” “our” and/or “us”) is a is a leading global provider of advanced analytics, technology solutions and contract research services to the life sciences industry. IQVIA applies human data science – leveraging the analytic rigor and clarity of data science to the ever-expanding scope of human science – to enable companies to reimagine and develop new approaches to clinical development and commercialization, speed innovation, and accelerate improvements in healthcare outcomes. Powered by the IQVIA CORE™, we deliver unique and actionable insights at the intersection of large scale analytics, transformative technology and extensive domain expertise as well as execution capabilities. With approximately 67,000 employees, we conduct operations in more than 100 countries.

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

Recent Developments

IQVIA began 2020 with the same financial and operational momentum with which it closed 2019, with all three of the Company’s reportable segments performing to expectations in January and February. As a result of the global spread of COVID-19 beginning in early March, we began to experience general business disruptions that impeded normal business selling activity including our ability to perform on-site monitoring, deliver offerings that rely on face-to-face interaction or in-person gatherings and execute sale of information offerings, analytics and consulting projects.

These disruptions impacted all three of our reportable segments, with a disproportionate impact to our Research & Development Solutions business. Research & Development Solutions exited the first quarter of 2020, with approximately 70 percent of global sites being temporarily inaccessible. This led to a reduction in on-site monitoring visits from the expected activity in the period pre-COVID-19 and operational disruption to the clinical research sites which impacted patient recruitment, patient study participation, limitations on our ability to travel and access clinical research sites and reduced sample volumes in our clinical trial laboratory and research services business, all of which had a direct impact on revenue. We were able to implement remote and risk-based monitoring as a partial offset to the impact. Additionally, new trial start-up activities have been delayed as a result of these sites being inaccessible; however, the Company has not experienced any COVID-19 related trial cancellations. Similarly, in our Technology & Analytics Solutions segment, the portion of our Real-World business that requires site monitoring activity also experienced a decline in the month of March as a result of sites being inaccessible, which led to a reduction in the associated revenue. Further, certain of our aforementioned Technology & Analytics Solutions offerings that rely on face-to-face interactions or are dependent on in-person gatherings, events or conferences experienced significant disruption, and where we were unable to execute on our commitments due to COVID-19, we were not able to recognize the associated revenue in the period. Activity within the Contract Sales and Medical Solutions business has also become more challenging due to a decline in sales rep visits, and physician attention diverted to the COVID-19 crisis. However, for the first quarter of 2020, the impact to Contract Sales and Medical Solutions revenue was immaterial.

We have accelerated and expanded a variety of cost containment actions to reduce the impact to profitability. We have activated business continuity plans, including remote delivery capabilities in technology and analytics, remote monitoring and virtual trials in Research & Development Solutions and virtual commercial activity with clients wherever possible. We anticipate an acceleration of business momentum when the crisis subsides as delayed trial activities will still need to be performed.

The Company continues to maintain strong liquidity. We do not expect COVID-19 to have a significant impact on our overall liquidity position and outlook. As of March 31, 2020, cash and cash equivalents were $$927 million and the Company had available borrowing capacity of $1.4 billion under its $1.5 billion revolving credit facility. At March 31, 2020, the Company was in compliance with the financial covenants under its debt agreements in all material respects and does not have material uncertainty about ongoing ability to meet the covenants of the Company's credit arrangements.
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
Foreign Currency Translation
In the first three months of 2020, approximately 35% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 55 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period-to-period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results.
Consolidated Results of Operations
For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.
Revenues

	Three Months Ended March 31,		Change
(in millions)	2020	2019	$	%
Revenues	$2,754	$2,684	$70	2.6%
For the first quarter of 2020, our revenues increased $70 million, or 2.6%, as compared to the same period in 2019. This increase was comprised of constant currency revenue growth of approximately $98 million, or 3.7%. The constant currency revenue growth was comprised of a $59 million increase in Technology & Analytics Solutions, a $34 million increase in Research & Development Solutions and a $5 million increase in Contract Sales & Medical Solutions. See Part I—Item 2—“Recent Developments" in this Quarterly Report on Form 10-Q for a discussion of the impact from COVID-19 on first quarter business activity.

Costs of Revenue, exclusive of Depreciation and Amortization

	Three Months Ended March 31,
(in millions)	2020	2019
Costs of revenue, exclusive of depreciation and amortization	$1,824	$1,748
% of revenues	66.2%	65.1%
The $76 million increase in costs of revenues, exclusive of depreciation and amortization, for the three months ended March 31, 2020 as compared to the same period in 2019 included a constant currency increase of approximately $104 million, or 5.9%. The constant currency increase consisted of a $41 million increase in Technology & Analytics Solutions, a $61 million increase in Research & Development Solutions and a $2 million increase in Contract Sales & Medical Solutions.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
(in millions)	2020	2019
Selling, general and administrative expenses	$407	$419
% of revenues	14.8%	15.6%
The $12 million decrease in selling, general and administrative expenses for the three months ended March 31, 2020 as compared to the same period in 2019 included a constant currency decline of approximately $7 million, or 1.7%. The constant currency decline primarily consisted of a $14 million decrease in general corporate and unallocated expenses, offset by a $1 million increase in Technology & Analytics Solutions, and a $6 million increase in Research & Development Solutions.
Depreciation and Amortization

	Three Months Ended March 31,
(in millions)	2020	2019
Depreciation and amortization	316	295
% of revenues	11.5%	11.0%
The $21 million increase in depreciation and amortization in the three months ended March 31, 2020 as compared to the same periods in 2019 was primarily due to higher intangible asset balances as a result of acquisitions occurring in 2019, increased amortization due to higher capitalized software balances, and accelerated depreciation on an internal-use software asset.
Restructuring Costs

	Three Months Ended March 31,
(in millions)	2020	2019
Restructuring costs	$14	$12
The restructuring costs incurred during 2020 were due to ongoing efforts to streamline our global operations. The remaining actions under these plans are expected to occur throughout 2020 and into 2021 and are expected to consist of consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements.
Interest Income and Interest Expense

	Three Months Ended March 31,
(in millions)	2020	2019
Interest income	$(2)	$(2)
Interest expense	$106	$110
Interest income includes interest received primarily from bank balances and investments.

Interest expense during the three months ended March 31, 2020 was lower than the same periods in 2019 due to lower interest rates attributed to lower LIBOR rates and the redemption of the $800 million of 4.875% senior notes due 2023, partially offset by an increase in the average debt outstanding.
Other Expense (Income), Net

	Three Months Ended March 31,
(in millions)	2020	2019
Other income, net	$(13)	$(7)
Other income, net for the three months ended March 31, 2020 increased as compared to the same periods in the prior year, primarily due to foreign currency gain, partially offset by loss on investments in mutual funds.

Income Tax Expense

	Three Months Ended March 31,
(in millions)	2020	2019
Income tax expense	$17	$41
Our effective income tax rate was 16.7% and 37.6% in the first quarter of 2020 and 2019, respectively. Our income tax expense in the first quarter of 2020 and 2019 was favorably impacted by $21 million and $9.4 million, respectively, as a result of excess tax benefits on share-based compensation awards. Also, our effective income tax rate in the first quarter of 2020 was unfavorably impacted by a $10 million discrete tax expense related to change in the measurement of the U.S. tax on undistributed foreign earnings.

In the first quarter of 2019 the U.S. Treasury Department issued final regulations on the transition tax and proposed regulations on Foreign Derived Intangible Income (“FDII”). While the final regulations related to the transition tax did not have a material impact on us, the proposed guidance on FDII had an unfavorable impact. Although the proposed guidance for FDII is not authoritative and subject to change in the regulatory review process, we reversed a portion of the tax benefit recorded in 2019 by recording a tax expense of $20 million for this impact. It is expected that during 2020 the U.S. Treasury Department will issue final regulations on FDII.
Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended March 31,
(in millions)	2020	2019
Equity in earnings (loss) of unconsolidated affiliates	$6	$(1)
Equity in earnings of unconsolidated affiliates for the three months ended March 31, 2020 increased as compared to the same periods in the prior year, primarily related to higher earnings from our investment in NovaQuest Pharma Opportunities Fund III.
Net Income Attributable to Non-controlling Interests

	Three Months Ended March 31,
(in millions)	2020	2019
Net income attributable to non-controlling interests	$(9)	$(9)
Net income attributable to non-controlling interests primarily included Quest Diagnostics Incorporated’s interest in Q2 Solutions.
Segment Results of Operations
The Company’s revenues and profit by segment are as follows:

Three Months Ended March 31, 2020 and 2019
	Segment Revenues		Segment Profit
(in millions)	2020	2019	2020	2019
Technology & Analytics Solutions	$1,117	$1,075	$268	$258
Research & Development Solutions	1,441	1,416	268	289
Contract Sales & Medical Solutions	196	193	11	9
Total	2,754	2,684	547	556
General corporate and unallocated			(24)	(39)
Depreciation and amortization			(316)	(295)
Restructuring costs			(14)	(12)
Consolidated	$2,754	$2,684	$193	$210

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses related to integration activities and acquisitions. We also do not allocate depreciation and amortization or impairment charges to our segments.

Technology & Analytics Solutions

	Three Months Ended March 31,		Change
(in millions)	2020	2019	$	%
Revenues	$1,117	$1,075	$42	3.9
Costs of revenue, exclusive of depreciation and amortization	666	633	33	5.2
Selling, general and administrative	183	184	(1)	(0.5)
Segment profit	$268	$258	$10	3.9

Revenues

Technology & Analytics Solutions’ revenues were $1,117 million for the first quarter of 2020, an increase of $42 million, or 3.9%, over the same period in 2019. This increase was comprised of constant currency revenue growth of approximately $59 million, or 5.5%. The constant currency growth for the three months ended March 31, 2020 resulted primarily from revenue growth in the Americas region as well as the Europe and Africa region. The revenue growth in these regions was driven by higher real-world and analytical services. See Part I—Item 2—“Recent Developments" in this Quarterly Report on Form 10-Q for a discussion of the impact from COVID-19 on first quarter Technology & Analytics Solutions business activity.
Costs of Revenue, exclusive of Depreciation and Amortization
Technology & Analytics Solutions’ costs of revenue increased $33 million, or 5.2%, in the first quarter of 2020 over the same period in 2019. This increase included a constant currency increase of approximately $41 million, or 6.5%.
The constant currency increase for the three ended March 31, 2020 was primarily due to an increase in compensation and related expenses to support revenue growth.
Selling, General and Administrative Expenses
Technology & Analytics Solutions’ selling, general and administrative expenses decreased $(1) million, or (0.5)%, in the first quarter of 2020 as compared to the same period in 2019, which included a positive impact of approximately $2 million from the effects of foreign currency fluctuations.
The constant currency decrease for the three months ended March 31, 2020 was primarily related to cost saving initiatives.
Research & Development Solutions

	Three Months Ended March 31,		Change
(in millions)	2020	2019	$	%
Revenues	$1,441	$1,416	$25	1.8%
Costs of revenue, exclusive of depreciation and amortization	988	946	42	4.4%
Selling, general and administrative expenses	185	181	4	2.2%
Segment profit	$268	$289	$(21)	(7.3)%

Backlog
Research & Development Solutions’ contracted backlog increased from $19.0 billion at December 31, 2019 to $19.6 billion at March 31, 2020 and we expect approximately $4.9 billion of this backlog to convert to revenue in the next twelve months.

Revenues
Research & Development Solutions’ revenues were $1,441 million in the first quarter of 2020, an increase of $25 million, or 1.8%, over the same period in 2019. This increase was comprised of constant currency revenue growth of approximately $34 million, or 2.4%. The constant currency growth for the three months ended March 31, 2020 primarily included volume-related increases in clinical services, data management, global functional resourcing and lab testing. See Part I—Item 2—“Recent Developments" in this Quarterly Report on Form 10-Q for a discussion of the impact from COVID-19 on first quarter Research & Development Solutions business activity.
Costs of Revenue, exclusive of Depreciation and Amortization
Research & Development Solutions’ costs of revenue increased $42 million, or 4.4%, in the first quarter of 2020 over the same period in 2019. This increase included a constant currency increase of approximately $61 million, or 6.4%.
The constant currency increase for the three months ended March 31, 2020 was primarily related to an increase in compensation and related expenses to support revenue growth.
Selling, General and Administrative Expenses
Research & Development Solutions’ selling, general and administrative expenses increased $4 million, or 2.2%, in the first quarter of 2020 as compared to the same period in 2019, which includes a constant currency increase of approximately $6 million, or 3.3%.
The constant currency increase for the three months ended March 31, 2020 was primarily related to an increase in compensation and related expenses from higher headcount to support growth.
Contract Sales & Medical Solutions

	Three Months Ended Three Months Ended March 31,		Change
(in millions)	2020	2019	$	%
Revenues	$196	$193	$3	1.6%
Costs of revenue, exclusive of depreciation and amortization	170	169	1	0.6%
Selling, general and administrative expenses	15	15	—	—
Segment profit	$11	$9	$2	22.2%

Revenues

Contract Sales & Medical Solutions’ revenues were $196 million in the first quarter of 2020, an increase of $3 million, or 1.6%, over the same period in 2019. This increase includes a constant currency revenue increase of approximately $5 million, or 2.6%. The constant currency increase for the three months ended March 31, 2020 was largely due to volume increases in the Asia-Pacific region. See Part I—Item 2—“Recent Developments" in this Quarterly Report on Form 10-Q for a discussion of the impact from COVID-19 on first quarter Contract Sales & Medical Solutions business activity.
Costs of Revenue, exclusive of Depreciation and Amortization
Contract Sales & Medical Solutions’ costs of revenue increased $1 million, or 0.6%, in the first quarter of 2020 as compared to the same period in 2019. This increase included a constant currency increase of approximately $2 million, or 1.2%. The constant currency increase for the three months ended March 31, 2020 was due to an increase in compensation and related expenses to support revenue growth.
Selling, General and Administrative Expenses
Contract Sales & Medical Solutions’ selling, general and administrative expenses remained flat in the first quarter of 2020 as compared to the same period in 2019.

Liquidity and Capital Resources
Overview
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, acquisitions, investments, debt service requirements, dividends, equity repurchases, adequacy of our revolving and other credit facilities and access to the capital markets. We do not expect to have a significant impact on our overall liquidity position and outlook as a result of COVID-19.
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
We had a cash balance of $927 million at March 31, 2020 ($342 million of which was in the United States), an increase from $837 million at December 31, 2019.

Based on our current operating plan, and after considering the likely future impacts of COVID-19, we believe that our available cash and cash equivalents, future cash flows from operations and our ability to access funds under our revolving and other credit facilities will enable us to fund our operating requirements and capital expenditures and meet debt obligations for at least the next 12 months. We regularly evaluate our debt arrangements, as well as market conditions, and from time to time we may explore opportunities to modify our existing debt arrangements or pursue additional financing arrangements that could result in the issuance of new debt securities by us or our affiliates. We may use our existing cash, cash generated from operations or dispositions of assets or businesses and/or proceeds from any new financing arrangements or issuances of debt or equity securities to repay or reduce some of our outstanding obligations, to repurchase shares from our stockholders or for other purposes. As part of our ongoing business strategy, we also continually evaluate new acquisition, expansion and investment possibilities or other strategic growth opportunities, as well as potential dispositions of assets or businesses, as appropriate, including dispositions that may cause us to recognize a loss on certain assets. Should we elect to pursue any such transaction, we may seek to obtain debt or equity financing to facilitate those activities. Our ability to enter into any such potential transactions and our use of cash or proceeds is limited to varying degrees by the terms and restrictions contained in our existing debt arrangements. We cannot provide assurances that we will be able to complete any such financing arrangements or other transactions on favorable terms or at all.
Equity Repurchase Program

During the three months ended March 31, 2020, we repurchased 2,106,403 shares of our common stock for approximately $321.4 million under the Repurchase Program. These amounts include 1,000,000 shares of our common stock repurchased from certain Selling Stockholders in a private transaction for an aggregate purchase price of approximately $164.3 million. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of March 31, 2020, we have remaining authorization to repurchase up to approximately $1.0 billion of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
Debt
Senior Secured Facilities

On March 11, 2020, we entered into an amendment to the Credit Agreement to borrow $900 million in additional U.S. Dollar denominated term A loans due 2023. The proceeds from the additional term A loans were used to repay outstanding revolving credit loans under our senior secured credit facilities. On March 30, 2020, we prepaid $100 million of the additional term A loans. See Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding our credit arrangements.

As of March 31, 2020, we had $12.1 billion of total indebtedness, excluding $1.4 billion of additional available borrowings under our revolving credit facility.
Our long-term debt arrangements contain customary restrictive covenants and, as of March 31, 2020, we believe we were in compliance with our restrictive covenants in all material respects. We do not have material uncertainty about ongoing ability to meet the covenants of our credit arrangements.
Three months ended March 31, 2020 and 2019
Cash Flow from Operating Activities

	Three Months Ended March 31,
(in millions)	2020	2019
Net cash provided by operating activities	$163	$113
Cash provided by operating activities increased $50 million during the first three months of 2020 as compared to the same period in 2019. The increase is primarily due to higher receipts associated with loyalty card programs we administer on behalf of our clients and normal fluctuations in accounts payable.
Cash Flow from Investing Activities

	Three Months Ended March 31,
(in millions)	2020	2019
Net cash used in investing activities	$(150)	$(315)
Cash used in investing activities decreased $165 million during the first three months of 2020 as compared to the same period in 2019. This decrease was comprised primarily of lower cash used for the acquisition of businesses, net of cash acquired ($160 million).
Cash Flow from Financing Activities

	Three Months Ended March 31,
(in millions)	2020	2019
Net cash provided by financing activities	$107	$228
Cash provided by financing activities decreased $121 million during the first three months of 2020 as compared to the same period in 2019. The decrease in cash provided by financing activities was primarily due to an increase in cash used in repayment of revolving credit facility, net of proceeds ($665 million), an increase in cash used to repurchase common stock ($200 million) and less cash from employee stock option plans ($50 million) partially offset by an increase in cash provided by proceeds from debt issuances, net of repayments ($789 million).
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations and Commitments
We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements.
With the exception of new senior secured credit facilities disclosed in Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our 2019 Form 10-K.
Application of Critical Accounting Policies
There have been no material changes to our critical accounting policies as previously disclosed in our 2019 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2019 Form 10-K.
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
Item 1A. Risk

For a discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” of our 2019 Form 10-K. There have been no material changes from the risk factors previously disclosed in our Annual Report, except as set forth below. The risk factor set forth below updates, and should be read together with, the risk factors disclosed in “Item 1A. Risk Factors,” in our 2019 Form 10-K.

Our business and operations may be adversely affected by the novel coronavirus (COVID-19) pandemic.

The outbreak of the novel coronavirus, or COVID-19, and the various governmental, industry and consumer actions related thereto, could have a material and adverse effect on our business, financial condition and results of operations. These effects, which largely depend on future developments that cannot be accurately predicted and are uncertain, could include a negative impact on the availability of our key personnel, temporary closures of our facilities or the facilities of our business partners, customers, suppliers, third party service providers or other vendors, an increased risk of customer defaults or delays in payments or purchasing decisions, and the interruption of domestic and global supply chains, distribution channels, liquidity and capital or financial markets.

As COVID-19 continues to spread, we have and may continue to experience disruptions that could severely impact our business, including:

•closure or inaccessibility of clinical site locations;
•delays or difficulties in enrolling patients in our clinical trials and starting new clinical trials;
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
•delays in receiving approval from local regulatory authorities to initiate our planned clinical trials; and
•significant disruption in our businesses that rely on face-to-face interactions or are dependent on in-person gatherings, events or conferences.

In addition, we have directed a substantial portion of our workforce to work from home while the outbreak persists in order to help minimize the risk of COVID-19 to our employees. Having a significant portion of our workforce working from home could cause an increased risk of loss of productivity, greater cybersecurity risk, and increased risk to our system of internal controls over financial reporting.

Further, the effects of the pandemic may also increase our cost of capital or make additional capital more difficult or available only on terms less favorable to us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Registered Securities
Not applicable.

Purchases of Equity Securities by the Issuer
On October 30, 2013, our Board approved the Repurchase Program authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. Our Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of our common stock by $600 million, $1.5 billion, $2.0 billion, $1.5 billion and $2.0 billion in 2015, 2016, 2017, 2018 and 2019, respectively, which increased the total amount that has been authorized under the Repurchase Program to $7.725 billion. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it may be modified, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The Repurchase Program for common stock does not have an expiration date.
From inception of the Repurchase Program through March 31, 2020, we have repurchased a total of $6.7 billion of our securities under the Repurchase Program.

During the three months ended March 31, 2020, we repurchased 2,106,403 shares of our common stock for approximately $321.4 million under the Repurchase Program. These amounts include 1,000,000 shares of our common stock repurchased from certain Selling Stockholders in a private transaction for an aggregate purchase price of approximately $164.3 million. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of March 31, 2020, we have remaining authorization to repurchase up to approximately $1.0 billion of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
Since the merger between Quintiles and IMS Health, we have repurchased 65.0 million shares of our common stock at an average market price per share of $96.64 for an aggregate purchase price of $6.3 billion both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.
The following table summarizes the monthly equity repurchase program activity for the three months ended March 31, 2020 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2020 — January 31, 2020	—	$—	—	$1,341
February 1, 2020 — February 29, 2020	1.7	$162.78	1.7	$1,065
March 1, 2020 — March 31, 2020	0.4	$110.53	0.4	$1,019
	2.1		2.1

Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.1
Amendment No. 7 to Fourth Amended and Restated Credit Agreement, dated March 11, 2020, among IQVIA Inc., IQVIA Holdings Inc., the other guarantors party thereto, Bank of America, N.A. as administrative agent and collateral agent, and the Incremental Term A-2 Dollar Lenders.
X
10.2
Amendment No. 8 to Fourth Amended and Restated Credit Agreement, dated March 30, 2020, among IQVIA Inc., IQVIA Holdings Inc., the other guarantors party thereto, Bank of America, N.A. as administrative agent and collateral agent, and the Incremental Term A-2 Dollar Lenders.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2020.

IQVIA HOLDINGS INC.

/s/ Michael R. McDonnell
Michael R. McDonnell Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)