Form 10-Q
period 2020-06-30
IQVIA HOLDINGS INC.
filed 2020-07-23
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	191,270,966	shares outstanding	as of July 17, 2020

IQVIA HOLDINGS INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Revenues	$2,521	$2,740	$5,275	$5,424
Costs of revenue, exclusive of depreciation and amortization	1,704	1,799	3,528	3,547
Selling, general and administrative expenses	431	436	838	855
Depreciation and amortization	308	294	624	589
Restructuring costs	16	14	30	26
Income from operations	62	197	255	407
Interest income	(1)	(2)	(3)	(4)
Interest expense	108	114	214	224
Loss on extinguishment of debt	12	—	12	—
Other (income) expense, net	(32)	7	(45)	—
(Loss) Income before income taxes and equity in earnings of unconsolidated affiliates	(25)	78	77	187
Income tax (benefit) expense	(5)	8	12	49
(Loss) Income before equity in earnings of unconsolidated affiliates	(20)	70	65	138
Equity in (loss) earnings of unconsolidated affiliates	(1)	1	5	—
Net (loss) income	(21)	71	70	138
Net income attributable to non-controlling interests	(2)	(11)	(11)	(20)
Net (loss) income attributable to IQVIA Holdings Inc.	$(23)	$60	$59	$118
Loss (earnings) per share attributable to common stockholders:
Basic	$(0.12)	$0.31	$0.31	$0.60
Diluted	$(0.12)	$0.30	$0.30	$0.59
Weighted average common shares outstanding:
Basic	190.9	196.2	191.3	196.6
Diluted	190.9	200.6	195.0	201.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net (loss) income	$(21)	$71	$70	$138
Comprehensive income (loss) adjustments:
Unrealized gains (losses) on derivative instruments, net of income tax (benefit) expense of $(3), $(4), $(11), $(5)	7	(13)	(32)	(18)
Foreign currency translation, net of income tax (benefit) expense of $(29), $(22), $(6), $8	45	62	(110)	31
Reclassification adjustments:
(Gains) losses on derivative instruments included in net income, net of income tax expense (benefit) of $1, $—, $1, $(1)	(12)	(3)	4	(4)
Comprehensive income (loss)	19	117	(68)	147
Comprehensive income attributable to non-controlling interests	(1)	(10)	(6)	(20)
Comprehensive income (loss) attributable to IQVIA Holdings Inc.	$18	$107	$(74)	$127
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,109	$837
Trade accounts receivable and unbilled services, net	2,371	2,582
Prepaid expenses	146	138
Income taxes receivable	53	56
Investments in debt, equity and other securities	73	62
Other current assets and receivables	456	451
Total current assets	4,208	4,126
Property and equipment, net	444	458
Operating lease right-of-use assets	502	496
Investments in debt, equity and other securities	80	65
Investments in unconsolidated affiliates	73	87
Goodwill	12,133	12,159
Other identifiable intangibles, net	5,262	5,514
Deferred income taxes	123	119
Deposits and other assets	358	227
Total assets	$23,183	$23,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,295	$2,512
Unearned income	1,061	1,014
Income taxes payable	102	108
Current portion of long-term debt	142	100
Other current liabilities	243	211
Total current liabilities	3,843	3,945
Long-term debt	11,965	11,545
Deferred income taxes	539	646
Operating lease liabilities	402	396
Other liabilities	582	456
Total liabilities	17,331	16,988
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized at June 30, 2020 and December 31, 2019, $0.01 par value, 254.1 shares issued and 191.3 shares outstanding at June 30, 2020; 253.0 shares issued and 192.3 shares outstanding at December 31, 2019	11,043	11,049
Retained earnings	1,057	998
Treasury stock, at cost, 62.8 and 60.7 shares at June 30, 2020 and December 31, 2019, respectively	(6,065)	(5,733)
Accumulated other comprehensive loss	(444)	(311)
Equity attributable to IQVIA Holdings Inc.’s stockholders	5,591	6,003
Non-controlling interests	261	260
Total stockholders’ equity	5,852	6,263
Total liabilities and stockholders’ equity	$23,183	$23,251
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2020	2019
Operating activities:
Net income	$70	$138
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	624	589
Amortization of debt issuance costs and discount	8	6
Stock-based compensation	36	60
Earnings from unconsolidated affiliates	(5)	—
Gain on investments, net	(14)	(5)
Benefit from deferred income taxes	(102)	(66)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	208	(52)
Change in other operating assets and liabilities	(190)	(166)
Net cash provided by operating activities	635	504
Investing activities:
Acquisition of property, equipment and software	(283)	(296)
Acquisition of businesses, net of cash acquired	(92)	(201)
Purchases of marketable securities, net	(7)	(2)
Investments in unconsolidated affiliates, net of payments received	15	(3)
Investments in equity securities	(2)	(10)
Other	—	2
Net cash used in investing activities	(369)	(510)
Financing activities:
Proceeds from issuance of debt	1,590	1,100
Payment of debt issuance costs	(33)	(11)
Repayment of debt and principal payments on capital lease obligations	(755)	(50)
Proceeds from revolving credit facility	1,250	1,100
Repayment of revolving credit facility	(1,610)	(1,720)
(Payments) proceeds related to employee stock option plans	(41)	12
Repurchase of common stock	(346)	(381)
Distributions to non-controlling interest, net	(5)	(2)
Contingent consideration and deferred purchase price payments	(16)	(20)
Net cash provided by financing activities	34	28
Effect of foreign currency exchange rate changes on cash	(28)	25
Increase in cash and cash equivalents	272	47
Cash and cash equivalents at beginning of period	837	891
Cash and cash equivalents at end of period	$1,109	$938
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total
Balance, December 31, 2019	253.0	(60.7)	$3	$11,046	$998	$(5,733)	$(311)	$260	$6,263
Issuance of common stock	0.8	—	—	(44)	—	—	—	—	(44)
Repurchase of common stock	—	(2.1)	—	—	—	(332)	—	—	(332)
Stock-based compensation	—	—	—	7	—	—	—	—	7
Distributions to non-controlling interests	—	—	—	—	—	—	—	(5)	(5)
Net income	—	—	—	—	82	—	—	9	91
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(39)	—	(39)
Foreign currency translation, net of tax	—	—	—	—	—	—	(151)	(4)	(155)
Reclassification adjustments, net of tax	—	—	—	—	—	—	16	—	16
Balance, March 31, 2020	253.8	(62.8)	3	11,009	1,080	(6,065)	(485)	260	5,802
Issuance of common stock	0.3	—	—	1	—	—	—	—	1
Stock-based compensation	—	—	—	30	—	—	—	—	30
Net (loss) income	—	—	—	—	(23)	—	—	2	(21)
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	7	—	7
Foreign currency translation, net of tax	—	—	—	—	—	—	46	(1)	45
Reclassification adjustments, net of tax	—	—	—	—	—	—	(12)	—	(12)
Balance, June 30, 2020	254.1	(62.8)	$3	$11,040	$1,057	$(6,065)	$(444)	$261	$5,852

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total
Balance, December 31, 2018	251.5	(54)	$3	$10,898	$807	$(4,770)	$(224)	$240	$6,954
Issuance of common stock	0.7	—	—	5	—	—	—	—	5
Repurchase of common stock	—	(1)	—	—	—	(145)	—	—	(145)
Stock-based compensation	—	—	—	21	—	—	—	—	21
Net income	—	—	—	—	58	—	—	9	67
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(5)	—	(5)
Foreign currency translation, net of tax	—	—	—	—	—	—	(32)	1	(31)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(1)	—	(1)
Balance, March 31, 2019	252.2	(55.0)	$3	$10,924	$865	$(4,915)	$(262)	$250	$6,865
Issuance of common stock	0.4	—	—	8	—	—	—	—	8
Repurchase of common stock	—	(1.8)	—	0	—	(236)	—	—	(236)
Stock-based compensation	—	—	—	29	—	—	—	—	29
Distribution to non-controlling interest	—	—	—	0	—	—	—	(2)	(2)
Net income	—	—	—	—	60	—	—	11	71
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(13)	—	(13)
Foreign currency translation, net of tax	—	—	—	—	—	—	63	(1)	62
Reclassification adjustments, net of tax	—	—	—	—	—	—	(3)	—	(3)
Balance, June 30, 2019	252.6	(56.8)	$3	$10,961	$925	$(5,151)	$(215)	$258	$6,781
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
Additionally, the outbreak of the novel coronavirus, or COVID-19, and the various governmental, industry and consumer actions related thereto, could have a material and adverse effect on our business, financial condition and results of operations. These effects, which largely depend on future developments that cannot be accurately predicted and are uncertain, could include a negative impact on the availability of our key personnel, temporary closures of our facilities or the facilities of our business partners, customers, suppliers, third party service providers or other vendors, an increased risk of customer defaults or delays in payments or purchasing decisions, and the interruption of domestic and global supply chains, distribution channels, liquidity and capital or financial markets. As COVID-19 continues to spread, we have and may continue to experience disruptions that could severely impact our business. As such, the results for the three and six months ended June 30, 2020 may not be indicative of results for the full year.
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

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations
The following tables represent revenues by geographic region and reportable segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$567	$528	$80	$1,175
Europe and Africa	401	375	40	816
Asia-Pacific	141	332	57	530
Total revenues	$1,109	$1,235	$177	$2,521

	Three Months Ended June 30, 2019
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$588	$642	$100	$1,330
Europe and Africa	376	448	49	873
Asia-Pacific	138	345	54	537
Total revenues	$1,102	$1,435	$203	$2,740

	Six Months Ended June 30, 2020
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$1,148	$1,198	$171	$2,517
Europe and Africa	797	803	90	1,690
Asia-Pacific	281	675	112	1,068
Total revenues	$2,226	$2,676	$373	$5,275

	Six Months Ended June 30, 2019
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$1,142	$1,283	$194	$2,619
Europe and Africa	759	904	100	1,763
Asia-Pacific	276	664	102	1,042
Total revenues	$2,177	$2,851	$396	$5,424
No customer accounted for 10% or more of consolidated revenues for the three and six months ended June 30, 2020 or 2019.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2020, approximately $22.6 billion of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenue on approximately 35% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.
3. Trade Accounts Receivable, Unbilled Services and Unearned Income
Trade accounts receivables and unbilled services consist of the following:

(in millions)	June 30, 2020	December 31, 2019
Trade accounts receivable:
Billed	$1,105	$1,312
Unbilled services	1,285	1,286
Trade accounts receivable and unbilled services	2,390	2,598
Allowance for doubtful accounts	(19)	(16)
Trade accounts receivable and unbilled services, net	$2,371	$2,582

Unbilled services and unearned income were as follows:

(in millions)	June 30, 2020	December 31, 2019	Change
Unbilled services	$1,285	$1,286	$(1)
Unearned income	(1,061)	(1,014)	(47)
Net balance	$224	$272	$(48)
Unbilled services, which is comprised of approximately 60% of unbilled receivables and 40% of contract assets as of June 30, 2020, decreased by $1 million as compared to December 31, 2019. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $47 million over the same period resulting in a decrease of $48 million in the net balance of unbilled services and unearned income between December 31, 2019 and June 30, 2020. The change in the net balance is driven by the difference in timing of revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers, related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.

Bad debt expense recognized on the Company’s receivables and unbilled services was not material for the three and six months ended June 30, 2020 and 2019.
4. Leases
The Company has operating leases for corporate offices, datacenters, motor vehicles and certain equipment, many of which contain renewal and escalation clauses. These operating leases expire at various dates through 2029 with options to cancel certain leases at various intervals. The Company also has finance leases for office and lab spaces that expire in 2044. Based on the timing of payments on the finance leases the cash flow impact is not material for the three and six months ended June 30, 2020. In determining the lease term at lease commencement, the Company includes the noncancellable term and the periods which the Company deems it is reasonably certain to exercise or not to exercise a renewal or cancellation option.
The components of lease expense were as follows:

(in millions)	Classification	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Operating lease cost (1)	Selling, general and administrative expenses	$53	$47
Finance lease cost (1)	Depreciation and amortization, and Interest expense	1	—
Total lease cost		$54	$47

(in millions)	Classification	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating lease cost (1)	Selling, general and administrative expenses	$102	$95
Finance lease cost (1)	Depreciation and amortization, and Interest expense	1	—
Total lease cost		$103	$95
(1)Includes variable lease costs, which are immaterial.

Other information related to leases was as follows:

(in millions)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Supplemental Cash Flow:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$102	$92
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$75	$28
Finance leases	$119	$—
Weighted Average Remaining Lease Term:
Operating leases	4.77 years	5.22 years
Finance leases	24.50 years	—
Weighted Average Discount Rate:
Operating leases	4.11%	4.26%
Finance leases	3.18%	—
Future minimum lease payments under non-cancellable leases as of June 30, 2020 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2020	$86	$—
2021	148	—
2022	124	6
2023	95	6
2024	66	6
2025	53	6
Thereafter	43	159
Total future minimum lease payments	615	183
Less imputed interest	(59)	(63)
Total	$556	$120
Reported as of June 30, 2020:
Other current liabilities	$154	$—
Operating lease liabilities	402	—
Other liabilities	—	120
Total	$556	$120

5. Goodwill
The following is a summary of goodwill by reportable segment for the six months ended June 30, 2020:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2019	$10,374	$1,646	$139	$12,159
Business combinations	70	—	—	70
Impact of foreign currency fluctuations and other	(51)	(48)	3	(96)
Balance as of June 30, 2020	$10,393	$1,598	$142	$12,133

6. Derivatives
The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

(in millions)	Balance Sheet Classification	June 30, 2020			December 31, 2019
		Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$1	$3	$114	$4	$—	$148
Interest rate swaps	Other assets and liabilities	—	60	1,800	—	27	875
Derivatives not designated as hedging instruments:
Interest rate swaps	Other liabilities	—	2	326	—	3	325
Total derivatives		$1	$65		$4	$30
The effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Foreign exchange forward contracts	$—	$(5)	$(6)	$(4)
Interest rate derivatives	(10)	(15)	(33)	(24)
Total	$(10)	$(20)	$(39)	$(28)
The amount of foreign exchange losses related to the net investment hedge included in the cumulative translation adjustment component of accumulated other comprehensive loss (“AOCI”) for the six months ended June 30, 2020 was $8 million.
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
The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values at June 30, 2020 and December 31, 2019 due to their short-term nature. At June 30, 2020 and December 31, 2019, the fair value of total debt approximated $12,135 million and $11,925 million, respectively, as determined under Level 1 and Level 2 measurements for these financial instruments.
Recurring Fair Value Measurements
The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of June 30, 2020:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	101	$—	$—	$101
Derivatives	—	$1	—	1
Total	$101	$1	$—	$102
Liabilities:
Derivatives	$—	$65	$—	$65
Contingent consideration	—	—	111	111
Total	$—	$65	$111	$176
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
The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the six months ended June 30:

	Contingent Consideration
(in millions)	2020	2019
Balance as of January 1	$113	$123
Business combinations	28	29
Contingent consideration paid	(17)	(39)
Revaluations included in earnings and foreign currency translation adjustments	(13)	(5)
Balance as of June 30	$111	$108
The Company used the following key assumptions when estimating the fair value of contingent considerations:

Unobservable Input	Weighted average probability of target achievement	Range of potential payment
Revenue target	86%	0%-100%
EBITDA target	96%	0%-100%
Operational target	97%	0%-100%

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
8. Credit Arrangements
The following is a summary of the Company’s revolving credit facilities at June 30, 2020:

Facility	Interest Rates
$1,500 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 1.50% at June 30, 2020
$25 million (receivables financing facility)	LIBOR Market Index Rate (0.16% at June 30, 2020) plus 0.90%
£10 million (approximately $12 million) (general banking facility)	Bank’s base rate of 0.10% at June 30, 2020 plus 1%
The following table summarizes the Company’s debt at the dates indicated:

(in millions)	June 30, 2020	December 31, 2019
Senior Secured Credit Facilities:
Term A Loan due 2023—U.S. Dollar LIBOR at average floating rates of 1.81%	$749	$770
Term A Loan due 2023—U.S. Dollar LIBOR at average floating rates of 2.75%	789	—
Term A Loan due 2023—Euro LIBOR at average floating rates of 1.50%	377	387
Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 2.50%	535	535
Term B Loan due 2024—Euro LIBOR at average floating rates of 2.00%	1,300	1,306
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 1.93%	729	733
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 2.06%	931	936
Term B Loan due 2025—Euro LIBOR at average floating rates of 2.00%	642	644
Revolving Credit Facility due 2023:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of 1.66%	—	154
Japanese Yen denominated borrowings—Japanese Yen LIBOR at average floating rates of 1.50%	—	212
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	472	471
3.25% Senior Notes due 2025—Euro denominated	1,600	1,598
3.5% Senior Notes due 2024—Euro denominated	—	701
2.25% Senior Notes due 2028—Euro denominated	809	808
2.875% Senior Notes due 2028—Euro denominated	798	—
Receivables financing facility due 2022—U.S. Dollar LIBOR at average floating rates of 1.06%	300	300
Principal amount of debt	12,181	11,705
Less: unamortized discount and debt issuance costs	(74)	(60)
Less: current portion	(142)	(100)
Long-term debt	$11,965	$11,545
Contractual maturities of long-term debt are as follows at June 30, 2020:

(in millions)
Remainder of 2020	71
2021	145
2022	445
2023	1,684
2024	1,812
Thereafter	8,024
12,181
At June 30, 2020, there were bank guarantees totaling approximately £0.9 million (approximately $1.1 million) issued against the availability of the general banking facility.
Senior Secured Credit Facilities
At June 30, 2020, the Company’s Fourth Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) provided financing through several senior secured credit facilities (collectively, the “senior secured credit facilities”) of up to approximately $7.6 billion, which consisted of $6.1 billion principal amounts of debt outstanding (as detailed in the table above), $1.5 billion of available borrowing capacity on the revolving credit facility and standby letters of credit.
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
Senior Notes
On June 24, 2020, IQVIA Inc. (the “Issuer”), a wholly owned subsidiary of the Company, completed the issuance and sale of €711,000,000 in gross proceeds of the Issuer’s 2.875% senior notes due 2028 (the “2.875% Notes”). The 2.875% Notes were issued pursuant to an Indenture, dated June 24, 2020, among the Issuer, U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer as guarantors. The 2.875% Notes are unsecured obligations of the Issuer, will mature on June 15, 2028 and bear interest at the rate of 2.875% per year, with interest payable semiannually on June 15 and December 15 of each year, beginning on December 15, 2020. The Issuer may redeem the 2.875% Notes prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to June 15, 2023 (subject to a customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 1.438% to 0.000%. The proceeds from the 2.875% Notes offering were used to redeem all of the Issuer’s outstanding 3.500% senior notes due 2024 (the “3.500% Notes”), including the payment of premiums in respect thereof, to repay a portion of the existing borrowings under the Issuer’s revolving credit facility and to pay fees and expenses related to the offering. The Issuer’s obligations with respect to the 3.500% Notes were discharged on the same day as the Issuer completed the issuance of the 2.875% Notes, and the 3.500% Notes were redeemed on July 9, 2020.
Restrictive Covenants

The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. At June 30, 2020, the Company was in compliance with the financial covenants under its debt agreements in all material respects and does not have material uncertainty about ongoing ability to meet the covenants of the Company's credit arrangements.

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

9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of June 30, 2020 or December 31, 2019.
Equity Repurchase Program

Since the COVID-19 outbreak became a pandemic in March, the company temporarily suspended share repurchase activity. During the six months ended June 30, 2020, the Company repurchased 2,106,403 shares of its common stock for approximately $321.4 million under the Repurchase Program. These amounts include 1,000,000 shares of our common stock repurchased from certain of the Company’s stockholders (the “Selling Stockholders”) in a private transaction for an aggregate purchase price of approximately $164.3 million. As of June 30, 2020, the Company has remaining authorization to repurchase up to approximately $1.0 billion of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
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
The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs	Facility Exit Costs	Total
Balance at December 31, 2019	$64	$3	$67
Expense, net of reversals	30	—	30
Payments	(37)	(1)	(38)
Foreign currency translation and other	(2)	—	(2)
Balance at June 30, 2020	$55	$2	$57
Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals at June 30, 2020 will be paid in 2020 and 2021.
11. Income Taxes

The effective income tax rate was 20.0% and 10.3% in the second quarter of 2020 and 2019, respectively, and 15.6% and 26.2% in the first six months of 2020 and 2019, respectively. The effective income tax rate in the second quarter and first six months of 2020 and 2019 was favorably impacted as a result of excess tax benefits recognized upon settlement of share-based compensation awards. For the second quarter of 2020 and 2019 this impact was $5 million and $8 million, respectively, and for the first six months of 2020 and 2019 this impact was $26 million and $17 million, respectively. Also, the effective income tax rate in the first six months of 2020 was unfavorably impacted by a $10 million discrete tax expense related to change in the measurement of the U.S. tax on undistributed foreign earnings.

In the first six months of 2019 the U.S. Treasury Department issued final regulations on the transition tax and proposed regulations on Foreign Derived Intangible Income (“FDII”). While the final regulations related to the transition tax did not have a material impact on the Company, the proposed guidance on FDII had an unfavorable impact. Although the proposed guidance for FDII was not authoritative and subject to change in the regulatory review process, the Company reversed a portion of the tax benefit recorded in 2019 by recording a tax expense of $20 million for this impact. In July of 2020, the U.S. Treasury Department issued final regulations regarding FDII and Global Intangible Low-Taxed Income (“GILTI”). The Company is in the process of reviewing these regulations to determine if there will be an impact on the effective income tax rate in the subsequent period.
12. Comprehensive Income (Loss)
Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2019	$(430)	$(21)	$(16)	$156	$(311)
Other comprehensive income (loss) before reclassifications	(111)	(43)	—	17	(137)
Reclassification adjustments	—	5	—	(1)	4
Balance at June 30, 2020	$(541)	$(59)	$(16)	$172	$(444)
Below is a summary of the adjustments for (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

(in millions)	Affected Financial Statement Line Item	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Derivative instruments:
Foreign exchange forward contracts	Revenues	$3	$—	$5	$1
Foreign exchange forward contracts	Other expense (income), net	(14)	(3)	—	(6)
Total before income taxes		(11)	(3)	5	(5)
Income tax (benefit) expense		1	—	1	(1)
Total net of income taxes		$(12)	$(3)	$4	$(4)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Revenues
Technology & Analytics Solutions	$1,109	$1,102	$2,226	$2,177
Research & Development Solutions	1,235	1,435	2,676	2,851
Contract Sales & Medical Solutions	177	203	373	396
Total revenues	2,521	2,740	5,275	5,424
Costs of revenue, exclusive of depreciation and amortization
Technology & Analytics Solutions	655	656	1,321	1,289
Research & Development Solutions	898	971	1,886	1,917
Contract Sales & Medical Solutions	151	172	321	341
Total costs of revenue	1,704	1,799	3,528	3,547
Selling, general and administrative expenses
Technology & Analytics Solutions	178	188	361	372
Research & Development Solutions	175	176	360	357
Contract Sales & Medical Solutions	15	15	30	30
General corporate and unallocated	63	57	87	96
Total selling, general and administrative expenses	431	436	838	855
Segment profit
Technology & Analytics Solutions	276	258	544	516
Research & Development Solutions	162	288	430	577
Contract Sales & Medical Solutions	11	16	22	25
Total segment profit	449	562	996	1,118
General corporate and unallocated	(63)	(57)	(87)	(96)
Depreciation and amortization	(308)	(294)	(624)	(589)
Restructuring costs	(16)	(14)	(30)	(26)
Total income from operations	$62	$197	$255	$407

14. Earnings Per Share
The following table presents the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions or the effect of including such stock-based awards in the computation would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Shares subject to performance conditions	1.1	1.3	1.2	1.3
Shares subject to anti-dilutive stock-based awards	1.8	1.1	1.4	0.8
Dilutive shares excluded from dilutive earnings per share	3.3	—	—	—
Total shares excluded from diluted earnings per share	6.2	2.4	2.6	2.1
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

For the quarter ended June 30, 2020, all potentially dilutive securities were excluded from the diluted earnings per share calculation because the Company incurred a net loss for this period and their inclusion would be anti-dilutive.

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

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, business disruptions caused by natural disasters, pandemics such as the COVID-19 (coronavirus) outbreak or international conflict or other disruptions outside of our control; our ability to accurately model or forecast the impact of the spread and/or containment of COVID-19, among other sources of business interruption, on our operations and financial results; most of our contracts may be terminated on short notice, and we may lose or experience delays with large client contracts or be unable to enter into new contracts; the market for our services may not grow as we expect; we may be unable to successfully develop and market new services or enter new markets; imposition of restrictions on our use of data by data suppliers or their refusal to license data to us; any failure by us to comply with contractual, regulatory or ethical requirements under our contracts, including current or changes to data protection and privacy laws; breaches or misuse of our or our outsourcing partners’ security or communications systems; failure to meet our productivity or business transformation objectives; failure to successfully invest in growth opportunities; our ability to protect our intellectual property rights and our susceptibility to claims by others that we are infringing on their intellectual property rights; the expiration or inability to acquire third party licenses for technology or intellectual property; any failure by us to accurately and timely price and formulate cost estimates for contracts, or to document change orders; hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements; the rate at which our backlog converts to revenue; our ability to acquire, develop and implement technology necessary for our business; consolidation in the industries in which our clients operate; risks related to client or therapeutic concentration; government regulators or our customers may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; the risks associated with operating on a global basis, including currency or exchange rate fluctuations and legal compliance, including anti-corruption laws; risks related to changes in accounting standards; general economic conditions in the markets in which we operate, including financial market conditions and risks related to sales to government entities; the impact of changes in tax laws and regulations; and our ability to successfully integrate, and achieve expected benefits from, our acquired businesses. For a further discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” in our 2019 Form 10-K, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “1Q 2020 Form 10-Q”).
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

Recent Developments

As a result of the global spread of COVID-19 beginning in early March, we began to experience general business disruptions that impeded normal business activity including our ability to perform on-site monitoring, deliver offerings that rely on face-to-face interaction or in-person gatherings and execute sale of information offerings, analytics and consulting projects.
These disruptions have impacted all three of our reportable segments, with a disproportionate impact to our Research & Development Solutions business. During the second quarter, global site access improved from approximately 20 percent in April to 40 percent at the end of June. The average site accessibility for the second quarter was approximately 30 percent. These limitations on site accessibility impacted patient recruitment, patient study participation, and our ability to travel and access clinical research sites which resulted in reduced sample volumes in our clinical trial laboratory and research services business, all of which had a direct impact on revenue. We were able to implement remote and risk-based monitoring as a partial offset to these impacts. Additionally, new trial start-up activities have been delayed as a result of these sites being inaccessible; however, the Company has not experienced any material COVID-19 related trial cancellations. Patient recruitment for new trials has improved, but it still remains slightly above 25 percent of historical levels. Similarly, in our Technology & Analytics Solutions segment, the portion of our Real-World business that requires site monitoring activity also experienced limitations on site accessibility, which led to a reduction in the associated revenue. During the second quarter we had access to 70 percent of our global Real-World sites, on average. Further, certain of our aforementioned Technology & Analytics Solutions offerings that rely on face-to-face interactions or are dependent on in-person gatherings, events or conferences experienced significant disruption, and where we were unable to execute on our commitments due to COVID-19, we were not able to recognize the associated revenue in the period. During the second quarter, the sale of information offerings, analytics and consulting projects have resumed as clients have adjusted to working virtually. Activity within the Contract Sales and Medical Solutions business has also become more challenging due to a decline in sales rep visits, and physician attention diverted to the COVID-19 crisis.

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

The Company continues to maintain strong liquidity. We do not expect COVID-19 to have a significant impact on our overall liquidity position and outlook. As of June 30, 2020, cash and cash equivalents were $1,109 million and the Company had no amounts drawn under its $1.5 billion revolving credit facility. At June 30, 2020, the Company was in compliance with the financial covenants under its debt agreements in all material respects and does not have material uncertainty about ongoing ability to meet the covenants of our credit arrangements.

To help ensure the safety and well-being of our employees, customers, partners and the broader community and continuity of our business operations, we continue to monitor health authority guidance on mitigating the spread of COVID-19 and managing positive cases. We manage our response to the pandemic through a combination of enterprise-wide and regional governance teams, with particular focus on the medical and scientific, information technology, human capital and financial impacts of the pandemic on our business. These teams met, and continue to meet, regularly as necessary based on the status of the pandemic. We closely monitor the impact of COVID-19 on our operations and report to our Board regularly on the progress of our response to the COVID-19 outbreak. We have established global workplace protocols that govern the return of our employees to our offices.
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
Foreign Currency Translation
In the first six months of 2020, approximately 35% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period-to-period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results.
Consolidated Results of Operations
For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.
Revenues

	Three Months Ended June 30,		Change
(in millions)	2020	2019	$	%
Revenues	$2,521	$2,740	$(219)	(8.0)%
For the second quarter of 2020, our revenues decreased $219 million, or 8.0%, as compared to the same period in 2019. This decrease was comprised of constant currency revenue decline of approximately $194 million, or 7.1%. The constant currency revenue decline was comprised of a $191 million decrease in Research & Development Solutions and a $25 million decrease in Contract Sales & Medical Solutions, offset by a $22 million increase in Technology & Analytics Solutions.

	Six Months Ended June 30,		Change
(in millions)	2020	2019	$	%
Revenues	$5,275	$5,424	$(149)	(2.7)%
For the first six months of 2020, our revenues decreased $149 million, or 2.7%, as compared to the same period in 2019. This decrease was comprised of constant currency revenue decline of approximately $96 million, or 1.8%. The constant currency revenue decline was comprised of a $157 million decrease in Research & Development Solutions and a $20 million decrease in Contract Sales & Medical Solutions, offset by a $81 million increase in Technology & Analytics Solutions.
See Part I—Item 2—“Recent Developments" in this Quarterly Report on Form 10-Q for a discussion of the impact from COVID-19 on our business activity.

Costs of Revenue, exclusive of Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Costs of revenue, exclusive of depreciation and amortization	$1,704	$1,799	$3,528	$3,547
% of revenues	67.6%	65.7%	66.9%	65.4%
The $95 million decrease in costs of revenues, exclusive of depreciation and amortization, for the three months ended June 30, 2020 as compared to the same period in 2019 included a constant currency decrease of approximately $61 million, or 3.4%. The constant currency decrease consisted of a $52 million decrease in Research & Development Solutions and a $19 million decrease in Contract Sales & Medical Solutions, offset by a $10 million increase in Technology & Analytics Solutions .
The $19 million decrease in costs of revenues, exclusive of depreciation and amortization, for the six months ended June 30, 2020 as compared to the same period in 2019 included a constant currency increase of approximately $43 million, or 1.2%. The constant currency increase consisted of a $51 million increase in Technology & Analytics Solutions and a $9 million increase in Research & Development Solutions offset by a $17 million decrease in Contract Sales & Medical Solutions.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Selling, general and administrative expenses	$431	$436	$838	$855
% of revenues	17.1%	15.9%	15.9%	15.8%
The $5 million decrease in selling, general and administrative expenses for the three months ended June 30, 2020 as compared to the same period in 2019 included a constant currency increase of approximately $5 million, or 1.1%. The constant currency increase primarily consisted of a $7 million increase in general corporate and unallocated expenses and a $2 million increase in Research & Development Solutions, offset by a $4 million decrease in Technology & Analytics Solutions.
The $17 million decrease in selling, general and administrative expenses for the six months ended June 30, 2020 as compared to the same period in 2019 included a constant currency decrease of approximately $2 million, or 0.2%. The constant currency decrease primarily consisted of a $7 million decrease in general corporate and unallocated expenses, a $3 million decrease in Technology & Analytics Solutions, offset by a $8 million increase in Research & Development Solutions.
Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Depreciation and amortization	308	294	624	589
% of revenues	12.2%	10.7%	11.8%	10.9%

The $14 million and $35 million increases in depreciation and amortization in the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019 was primarily due to higher intangible asset balances as a result of acquisitions occurring in 2019, increased amortization due to higher capitalized software balances, and accelerated depreciation on an internal-use software asset in the first quarter of 2020.
Restructuring Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Restructuring costs	$16	$14	$30	$26
The restructuring costs incurred during 2020 were due to ongoing efforts to streamline our global operations. The remaining actions under these plans are expected to occur throughout 2020 and into 2021 and are expected to consist of consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements.

Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Interest income	$(1)	$(2)	$(3)	$(4)
Interest expense	$108	$114	$214	$224
Interest income includes interest received primarily from bank balances and investments.

Interest expense during the three and six months ended June 30, 2020 was lower than the same periods in 2019 due to lower interest rates attributed to lower LIBOR rates and the redemption of the $800 million of 4.875% senior notes due 2023, partially offset by an increase in the average debt outstanding.
Loss on Extinguishment of Debt

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Loss on extinguishment of debt	$12	$—	$12	$—
During the second quarter of 2020, we recognized loss on extinguishment of debt for fees and expenses incurred related to the refinancing of our 3.500% senior notes due 2024.
Other (Income) Expense , Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Other (income) expense, net	$(32)	$7	$(45)	$—
Other income, net for the three and six months ended June 30, 2020 increased as compared to the same periods in the prior year, primarily due to a decrease in fair value of acquisition-related contingent consideration, mark-to-market gains on equity securities, a decrease in foreign currency losses, and a gain on investments in mutual funds.
Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Income tax expense	$(5)	$8	$12	$49

Our effective income tax rate was 20.0% and 10.3% in the second quarter of 2020 and 2019, respectively, and 15.6% and 26.2% in the first six months of 2020 and 2019, respectively. Our effective income tax rate in the second quarter and first six months of 2020 and 2019 was favorably impacted as a result of excess tax benefits recognized upon settlement of share-based compensation awards. For the second quarter of 2020 and 2019, this impact was $5 million and $8 million, respectively, and for the first six months of 2020 and 2019, this impact was $26 million and $17 million, respectively. Also, our effective income tax rate in the first six months of 2020 was unfavorably impacted by a $10 million discrete tax expense related to a change in the measurement of the U.S. tax on undistributed foreign earnings.

In the first six months of 2019, the U.S. Treasury Department issued final regulations on the transition tax and proposed regulations on Foreign Derived Intangible Income (“FDII”). While the final regulations related to the transition tax did not have a material impact on us, the proposed guidance on FDII had an unfavorable impact. Although the proposed guidance for FDII was not authoritative and subject to change in the regulatory review process, we reversed a portion of the tax benefit recorded in 2019 by recording a tax expense of $20 million for this impact. In July of 2020, the U.S. Treasury Department issued final regulations regarding FDII and Global Intangible Low-Taxed Income (“GILTI”). We are in the process of reviewing these regulations to determine if there will be an impact on the effective income tax rate in the subsequent period.

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Equity in (loss) earnings of unconsolidated affiliates	$(1)	$1	$5	$—
Equity in earnings of unconsolidated affiliates for the three months ended June 30, 2020 decreased as compared to the same period in the prior year, primarily related to losses from our investment in unconsolidated affiliates.
Equity in earnings of unconsolidated affiliates for the six months ended June 30, 2020 increased as compared to the same period in the prior year, primarily related to higher earnings from our investment in NovaQuest Pharma Opportunities Fund III.
Net Income Attributable to Non-controlling Interests

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net income attributable to non-controlling interests	$(2)	$(11)	$(11)	$(20)
Net income attributable to non-controlling interests primarily included Quest Diagnostics Incorporated’s interest in Q2 Solutions.
Segment Results of Operations
The Company’s revenues and profit by segment are as follows:

Three Months Ended June 30, 2020 and 2019
	Segment Revenues		Segment Profit
(in millions)	2020	2019	2020	2019
Technology & Analytics Solutions	$1,109	$1,102	$276	$258
Research & Development Solutions	1,235	1,435	162	288
Contract Sales & Medical Solutions	177	203	11	16
Total	2,521	2,740	449	562
General corporate and unallocated			(63)	(57)
Depreciation and amortization			(308)	(294)
Restructuring costs			(16)	(14)
Consolidated	$2,521	$2,740	$62	$197

Six Months Ended June 30, 2020 and 2019
	Segment Revenues		Segment Profit
(in millions)	2020	2019	2020	2019
Technology & Analytics Solutions	$2,226	$2,177	$544	$516
Research & Development Solutions	2,676	2,851	430	577
Contract Sales & Medical Solutions	373	396	22	25
Total	5,275	5,424	996	1,118
General corporate and unallocated			(87)	(96)
Depreciation and amortization			(624)	(589)
Restructuring costs			(30)	(26)
Consolidated	$5,275	$5,424	$255	$407
Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses related to integration activities and acquisitions. We also do not allocate depreciation and amortization or impairment charges to our segments.

Technology & Analytics Solutions

	Three Months Ended June 30,		Change
(in millions)	2020	2019	$	%
Revenues	$1,109	$1,102	$7	0.6
Costs of revenue, exclusive of depreciation and amortization	655	656	(1)	(0.2)
Selling, general and administrative	178	188	(10)	(5.3)
Segment profit	$276	$258	$18	7.0

	Six Months Ended June 30,		Change
(in millions)	2020	2019	$	%
Revenues	$2,226	$2,177	$49	2.3
Costs of revenue, exclusive of depreciation and amortization	1,321	1,289	32	2.5
Selling, general and administrative	361	372	(11)	(3.0)
Segment profit	$544	$516	$28	5.4
Revenues

Technology & Analytics Solutions’ revenues were $1,109 million for the second quarter of 2020, a increase of $7 million, or 0.6%, over the same period in 2019. This increase was comprised of constant currency revenue growth of approximately $22 million, or 2.0%.

Technology & Analytics Solutions’ revenues were $2,226 million for the first six months of 2020, an increase of $49 million, or 2.3%, over the same period in 2019. This increase was comprised of constant currency revenue growth of approximately $81 million, or 3.7%.

The constant currency growth for the three and six months ended June 30, 2020 resulted primarily from revenue growth in the Europe and Africa region. The revenue growth in this region was driven by higher real-world and analytical services. See Part I—Item 2—“Recent Developments" in this Quarterly Report on Form 10-Q for a discussion of the impact from COVID-19 on Technology & Analytics Solutions business activity.
Costs of Revenue, exclusive of Depreciation and Amortization
Technology & Analytics Solutions’ costs of revenue decreased $1 million, or 0.2%, in the second quarter of 2020 over the same period in 2019. This decrease included a constant currency increase of approximately $10 million, or 1.5%.
Technology & Analytics Solutions’ costs of revenue increased $32 million, or 2.5%, in the first six months of 2020 over the same period in 2019. This increase included a constant currency increase of approximately $51 million, or 4.0%.
The constant currency increase for the three and six months ended June 30, 2020 was primarily due to an increase in compensation and related expenses to support revenue growth.
Selling, General and Administrative Expenses
Technology & Analytics Solutions’ selling, general and administrative expenses decreased $10 million, or 5.3%, in the second quarter of 2020 as compared to the same period in 2019, which included a constant currency decrease of approximately $4 million, or 2.1%.
Technology & Analytics Solutions’ selling, general and administrative expenses decreased $11 million, or 3.0%, in the first six months of 2020 as compared to the same period in 2019, which included a constant currency decrease of approximately $3 million, or 0.8%.
The constant currency decrease for the three and six months ended June 30, 2020 was primarily related to cost saving initiatives.

Research & Development Solutions

	Three Months Ended June 30,		Change
(in millions)	2020	2019	$	%
Revenues	$1,235	$1,435	$(200)	(13.9)%
Costs of revenue, exclusive of depreciation and amortization	898	971	(73)	(7.5)%
Selling, general and administrative expenses	175	176	(1)	(0.6)%
Segment profit	$162	$288	$(126)	(43.8)%

	Six Months Ended June 30,		Change
(in millions)	2020	2019	$	%
Revenues	$2,676	$2,851	$(175)	(6.1)%
Costs of revenue, exclusive of depreciation and amortization	1,886	1,917	(31)	(1.6)%
Selling, general and administrative expenses	360	357	3	0.8%
Segment profit	$430	$577	$(147)	(25.5)%
Backlog
Research & Development Solutions’ contracted backlog increased from $19.0 billion at December 31, 2019 to $20.5 billion at June 30, 2020 and we expect approximately $5.4 billion of this backlog to convert to revenue in the next twelve months.
Revenues
Research & Development Solutions’ revenues were $1,235 million in the second quarter of 2020, a decrease of $200 million, or 13.9%, over the same period in 2019. This decrease was comprised of constant currency revenue decline of approximately $191 million, or 13.3%.
Research & Development Solutions’ revenues were $2,676 million in the first six months of 2020, a decrease of $175 million, or 6.1%, over the same period in 2019. This decrease was comprised of constant currency revenue decline of approximately $157 million, or 5.5%.
The constant currency decline for the three and six months ended June 30, 2020 primarily included volume-related decreases in clinical services and lab testing. See Part I—Item 2—“Recent Developments" in this Quarterly Report on Form 10-Q for a discussion of the impact from COVID-19 on Research & Development Solutions business activity.
Costs of Revenue, exclusive of Depreciation and Amortization
Research & Development Solutions’ costs of revenue decreased $73 million, or 7.5%, in the second quarter of 2020 over the same period in 2019. This decrease included a constant currency decrease of approximately $52 million, or 5.4%. The constant currency decrease for the three months ended June 30, 2020 was primarily due to a decrease in compensation and related expenses as a result of reduced volume in clinical services and lab testing.
Research & Development Solutions’ costs of revenue decreased $31 million, or 1.6%, in the first six months of 2020 over the same period in 2019. This decrease included a constant currency increase of approximately $9 million, or 0.5%. The constant currency increase for the six months ended June 30, 2020 was primarily related to an increase in compensation and related expenses.
Selling, General and Administrative Expenses
Research & Development Solutions’ selling, general and administrative expenses remained flat, in the second quarter of 2020 as compared to the same period in 2019, which included a constant currency increase of approximately $2 million, or 1.1%.

Research & Development Solutions’ selling, general and administrative expenses increased $3 million, or 0.8%, in the first six months of 2020 as compared to the same period in 2019, which included a constant currency increase of approximately $8 million, or 2.2%.
The constant currency increase for the three and six months ended June 30, 2020 was primarily related to an increase in compensation and related expenses.
Contract Sales & Medical Solutions

	Three Months Ended June 30,		Change
(in millions)	2020	2019	$	%
Revenues	$177	$203	$(26)	(12.8)%
Costs of revenue, exclusive of depreciation and amortization	151	172	(21)	(12.2)%
Selling, general and administrative expenses	15	15	—	—
Segment profit	$11	$16	$(5)	(31.3)%

	Six Months Ended June 30,		Change
(in millions)	2020	2019	$	%
Revenues	$373	$396	$(23)	(5.8)%
Costs of revenue, exclusive of depreciation and amortization	321	341	(20)	(5.9)%
Selling, general and administrative expenses	30	30	—	—%
Segment profit	$22	$25	$(3)	(12.0)%
Revenues

Contract Sales & Medical Solutions’ revenues were $177 million in the second quarter of 2020, a decrease of $26 million, or 12.8%, over the same period in 2019. This decrease included a constant currency revenue decline of approximately $25 million, or 12.3%.

Contract Sales & Medical Solutions’ revenues were $373 million in the first six months of 2020, a decrease of $23 million, or 5.8%, over the same period in 2019. This decrease included a constant currency revenue decline of approximately $20 million, or 5.1%.

The constant currency decline for three and six months ended June 30, 2020 was largely due to a volume decrease in the Americas region, partially offset by a volume increase in the Asia-Pacific regions. See Part I—Item 2—“Recent Developments" in this Quarterly Report on Form 10-Q for a discussion of the impact from COVID-19 on Contract Sales & Medical Solutions business activity.
Costs of Revenue, exclusive of Depreciation and Amortization
Contract Sales & Medical Solutions’ costs of revenue decreased $21 million, or 12.2%, in the second quarter of 2020 as compared to the same period in 2019. This decrease included a constant currency decrease of approximately $19 million, or 11.0%.
Contract Sales & Medical Solutions’ costs of revenue decreased $20 million, or 5.9%, in the first six months of 2020 as compared to the same period in 2019. This decrease included a constant currency decline of approximately $17 million, or 5.0%.
The constant currency decrease for the three and six months ended June 30, 2020 was due to a decrease in compensation and related expenses as a result of reduced volume in the Americas region.
Selling, General and Administrative Expenses
Contract Sales & Medical Solutions’ selling, general and administrative expenses remained flat for the three and six months ended June 30, 2020 as compared to the same period in 2019.

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
We had a cash balance of $1,109 million at June 30, 2020 ($501 million of which was in the United States), an increase from $837 million at December 31, 2019. We also had $1.5 billion of additional available borrowings under our revolving credit facility at June 30, 2020.

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
Equity Repurchase Program

Since the COVID-19 outbreak became a pandemic in March, the company temporarily suspended share repurchase activity. During the six months ended June 30, 2020, we repurchased 2,106,403 shares of our common stock for approximately $321.4 million under the Repurchase Program. These amounts include 1,000,000 shares of our common stock repurchased from certain Selling Stockholders in a private transaction for an aggregate purchase price of approximately $164.3 million. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of June 30, 2020, we have remaining authorization to repurchase up to approximately $1.0 billion of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
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
Senior Notes
On June 24, 2020, we completed the issuance and sale of €711,000,000 in gross proceeds of the Issuer’s 2.875% senior notes due 2028 (the “2.875% Notes”). The proceeds from the 2.875% Notes offering were used to redeem all of the Issuer’s outstanding 3.500% senior notes due 2024 (the “3.500% Notes”), including the payment of premiums in respect thereof, to repay a portion of the existing borrowings under the Issuer’s revolving credit facility and to pay fees and expenses related to the Notes offering. See Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding our credit arrangements.
As of June 30, 2020, we had $12.2 billion of total indebtedness, excluding $1.5 billion of additional available borrowings under our revolving credit facility.
Our long-term debt arrangements contain customary restrictive covenants and, as of June 30, 2020, we believe we were in compliance with our restrictive covenants in all material respects. We do not have material uncertainty about ongoing ability to meet the covenants of our credit arrangements.
Six months ended June 30, 2020 and 2019
Cash Flow from Operating Activities

	Six Months Ended June 30,
(in millions)	2020	2019
Net cash provided by operating activities	$635	$504

Cash provided by operating activities increased $131 million during the first six months of 2020 as compared to the same period in 2019. The increase was primarily due to an increase in cash collections from clients and the impact of COVID-19 resulting in a decrease in accounts receivable and unbilled services compared to an increase in the prior period ($260 million), partially offset by lower cash-related net income ($105 million).
Cash Flow from Investing Activities

	Six Months Ended June 30,
(in millions)	2020	2019
Net cash used in investing activities	$(369)	$(510)
Cash used in investing activities decreased $141 million during the first six months of 2020 as compared to the same period in 2019. This decrease was primarily driven by lower cash used for the acquisition of businesses, net of cash acquired ($109 million).
Cash Flow from Financing Activities

	Six Months Ended June 30,
(in millions)	2020	2019
Net cash provided by financing activities	$34	$28
Cash provided by financing activities increased $6 million during the first six months of 2020 as compared to the same period in 2019. The increase in cash provided by financing activities was primarily due to an increase in cash provided by proceeds from revolving credit facilities, net of repayments ($260 million), and a decrease in cash used to repurchase common stock ($35 million), offset by a decrease in cash provided by proceeds from debt issuances, net of repayments and debt issuance costs ($237 million) and less cash from employee stock option plans ($53 million).
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments
We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements.
With the exception of new senior secured credit facilities and senior note disclosed in Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our 2019 Form 10-K.
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
Item 1A. Risk Factors

For a discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” of our 2019 Form 10-K, as updated in our 1Q 2020 Form 10-Q. There have been no material changes from the risk factors previously disclosed in our 1Q 2020 Form 10-Q.
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
From inception of the Repurchase Program through June 30, 2020, we have repurchased a total of $6.7 billion of our securities under the Repurchase Program.

During the six months ended June 30, 2020, we repurchased 2,106,403 shares of our common stock for approximately $321.4 million under the Repurchase Program. These amounts include 1,000,000 shares of our common stock repurchased from certain Selling Stockholders in a private transaction for an aggregate purchase price of approximately $164.3 million. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of June 30, 2020, we have remaining authorization to repurchase up to approximately $1.0 billion of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
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

The following table summarizes the monthly equity repurchase program activity for the three months ended June 30, 2020 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2020 — April 30, 2020	—	—	—	$1,019
May 1, 2020 — May 30, 2020	—	—	—	$1,019
June 1, 2020 — June 30, 2020	—	—	—	$1,019
	—		—

Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated June 24, 2020, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer, as guarantors.		8-K	001-35907	4.1	June 24, 2020
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Income (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iii) Condensed Consolidated Balance Sheets (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
104	Cover Page Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on July 23, 2020.

IQVIA HOLDINGS INC.

/s/ Michael R. McDonnell
Michael R. McDonnell Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)