Form 10-Q
period 2020-09-30
IQVIA HOLDINGS INC.
filed 2020-10-22
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	191,725,778	shares outstanding	as of October 16, 2020

IQVIA HOLDINGS INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Revenues	$2,786	$2,769	$8,061	$8,193
Costs of revenue, exclusive of depreciation and amortization	1,800	1,852	5,328	5,399
Selling, general and administrative expenses	460	395	1,298	1,250
Depreciation and amortization	319	299	943	888
Restructuring costs	20	19	50	45
Income from operations	187	204	442	611
Interest income	(1)	(3)	(4)	(7)
Interest expense	100	114	314	338
Loss on extinguishment of debt	—	24	12	24
Other income, net	(14)	—	(59)	—
Income before income taxes and equity in earnings of unconsolidated affiliates	102	69	179	256
Income tax (benefit) expense	(3)	(1)	9	48
Income before equity in earnings of unconsolidated affiliates	105	70	170	208
Equity in earnings (loss) of unconsolidated affiliates	3	(1)	8	(1)
Net income	108	69	178	207
Net income attributable to non-controlling interests	(7)	(12)	(18)	(32)
Net income attributable to IQVIA Holdings Inc.	$101	$57	$160	$175
Earnings per share attributable to common stockholders:
Basic	$0.53	$0.29	$0.84	$0.89
Diluted	$0.52	$0.29	$0.82	$0.87
Weighted average common shares outstanding:
Basic	191.3	194.5	191.3	195.9
Diluted	194.9	199.0	194.9	200.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net income	$108	$69	$178	$207
Comprehensive income (loss) adjustments:
Unrealized (losses) gains on derivative instruments, net of income tax (benefit) expense of $(8), $(2), $(11), $(7)	(1)	(5)	(33)	(23)
Foreign currency translation, net of income tax expense (benefit) of $(54), $57, $(83), $65	130	(162)	20	(131)
Reclassification adjustments:
Losses (gains) on derivative instruments included in net income, net of income tax expense (benefit) of $1, $—, $2, $(1)	2	2	6	(2)
Comprehensive income (loss)	239	(96)	171	51
Comprehensive income attributable to non-controlling interests	(11)	(9)	(17)	(29)
Comprehensive income (loss) attributable to IQVIA Holdings Inc.	$228	$(105)	$154	$22
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,464	$837
Trade accounts receivable and unbilled services, net	2,414	2,582
Prepaid expenses	165	138
Income taxes receivable	78	56
Investments in debt, equity and other securities	79	62
Other current assets and receivables	445	451
Total current assets	4,645	4,126
Property and equipment, net	452	458
Operating lease right-of-use assets	490	496
Investments in debt, equity and other securities	78	65
Investments in unconsolidated affiliates	85	87
Goodwill	12,363	12,159
Other identifiable intangibles, net	5,222	5,514
Deferred income taxes	125	119
Deposits and other assets	377	227
Total assets	$23,837	$23,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,461	$2,512
Unearned income	1,188	1,014
Income taxes payable	101	108
Current portion of long-term debt	144	100
Other current liabilities	245	211
Total current liabilities	4,139	3,945
Long-term debt	12,195	11,545
Deferred income taxes	429	646
Operating lease liabilities	387	396
Other liabilities	580	456
Total liabilities	17,730	16,988
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized at September 30, 2020 and December 31, 2019, $0.01 par value, 254.5 shares issued and 191.7 shares outstanding at September 30, 2020; 253.0 shares issued and 192.3 shares outstanding at December 31, 2019	11,070	11,049
Retained earnings	1,158	998
Treasury stock, at cost, 62.8 and 60.7 shares at September 30, 2020 and December 31, 2019, respectively	(6,065)	(5,733)
Accumulated other comprehensive loss	(317)	(311)
Equity attributable to IQVIA Holdings Inc.’s stockholders	5,846	6,003
Non-controlling interests	261	260
Total stockholders’ equity	6,107	6,263
Total liabilities and stockholders’ equity	$23,837	$23,251
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2020	2019
Operating activities:
Net income	$178	$207
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	943	888
Amortization of debt issuance costs and discount	13	10
Stock-based compensation	69	87
(Earnings) loss from unconsolidated affiliates	(8)	1
Gain on investments, net	(17)	—
Benefit from deferred income taxes	(160)	(154)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	328	(167)
Change in other operating assets and liabilities	(137)	(38)
Net cash provided by operating activities	1,209	834
Investing activities:
Acquisition of property, equipment and software	(440)	(445)
Acquisition of businesses, net of cash acquired	(118)	(461)
Purchases of marketable securities, net	(8)	(2)
Investments in unconsolidated affiliates, net of payments received	8	3
Investments in equity securities	(2)	(10)
Other	—	5
Net cash used in investing activities	(560)	(910)
Financing activities:
Proceeds from issuance of debt	1,591	1,900
Payment of debt issuance costs	(33)	(47)
Repayment of debt and principal payments on capital lease obligations	(792)	(875)
Proceeds from revolving credit facility	1,250	1,710
Repayment of revolving credit facility	(1,610)	(1,930)
(Payments) proceeds related to employee stock option plans	(43)	15
Repurchase of common stock	(346)	(679)
Distributions to non-controlling interests, net	(16)	(6)
Contingent consideration and deferred purchase price payments	(20)	(21)
Net cash (used in) provided by financing activities	(19)	67
Effect of foreign currency exchange rate changes on cash	(3)	(19)
Increase (decrease) in cash and cash equivalents	627	(28)
Cash and cash equivalents at beginning of period	837	891
Cash and cash equivalents at end of period	$1,464	$863
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total
Balance, December 31, 2019	253.0	(60.7)	$3	$11,046	$998	$(5,733)	$(311)	$260	$6,263
Issuance of common stock	0.8	—	—	(44)	—	—	—	—	(44)
Repurchase of common stock	—	(2.1)	—	—	—	(332)	—	—	(332)
Stock-based compensation	—	—	—	7	—	—	—	—	7
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	(5)	(5)
Net income	—	—	—	—	82	—	—	9	91
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(39)	—	(39)
Foreign currency translation, net of tax	—	—	—	—	—	—	(151)	(4)	(155)
Reclassification adjustments, net of tax	—	—	—	—	—	—	16	—	16
Balance, March 31, 2020	253.8	(62.8)	3	11,009	1,080	(6,065)	(485)	260	5,802
Issuance of common stock	0.3	—	—	1	—	—	—	—	1
Stock-based compensation	—	—	—	30	—	—	—	—	30
Net (loss) income	—	—	—	—	(23)	—	—	2	(21)
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	7	—	7
Foreign currency translation, net of tax	—	—	—	—	—	—	46	(1)	45
Reclassification adjustments, net of tax	—	—	—	—	—	—	(12)	—	(12)
Balance, June 30, 2020	254.1	(62.8)	$3	$11,040	$1,057	$(6,065)	$(444)	$261	$5,852
Issuance of common stock	0.4	—	—	(3)	—	—	—	—	(3)
Stock-based compensation	—	—	—	30	—	—	—	—	30
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	—	101	—	—	7	108
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(1)	—	(1)
Foreign currency translation, net of tax	—	—	—	—	—	—	126	4	130
Reclassification adjustments, net of tax	—	—	—	—	—	—	2	—	2
Balance, September 30, 2020	$254.5	$(62.8)	$3	$11,067	$1,158	$(6,065)	$(317)	$261	$6,107

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total
Balance, December 31, 2018	251.5	(54)	$3	$10,898	$807	$(4,770)	$(224)	$240	$6,954
Issuance of common stock	0.7	—	—	5	—	—	—	—	5
Repurchase of common stock	—	(1)	—	—	—	(145)	—	—	(145)
Stock-based compensation	—	—	—	21	—	—	—	—	21
Net income	—	—	—	—	58	—	—	9	67
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(5)	—	(5)
Foreign currency translation, net of tax	—	—	—	—	—	—	(32)	1	(31)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(1)	—	(1)
Balance, March 31, 2019	252.2	(55.0)	$3	$10,924	$865	$(4,915)	$(262)	$250	$6,865
Issuance of common stock	0.4	—	—	8	—	—	—	—	8
Repurchase of common stock	—	(1.8)	—	—	—	(236)	—	—	(236)
Stock-based compensation	—	—	—	29	—	—	—	—	29
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	60	—	—	11	71
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(13)	—	(13)
Foreign currency translation, net of tax	—	—	—	—	—	—	63	(1)	62
Reclassification adjustments, net of tax	—	—	—	—	—	—	(3)	—	(3)
Balance, June 30, 2019	252.6	(56.8)	$3	$10,961	$925	$(5,151)	$(215)	$258	$6,781
Issuance of common stock	0.2	—	—	(4)	—	—	—	—	(4)
Repurchase of common stock	—	(2)	—	—	—	(313)	—	—	(313)
Balance, Stock-based compensation	—	—	—	30	—	—	—	—	30
Distributions to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Net income	—	—	—	—	57	—	—	12	69
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(5)	—	(5)
Foreign currency translation, net of tax	—	—	—	—	—	—	(159)	(3)	(162)
Reclassification adjustments, net of tax	—	—	—	—	—	—	2	—	2
Balance, September 30, 2019	252.8	(58.8)	3	10,987	982	(5,464)	(377)	263	6,394
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Summary of Significant Accounting Policies
The Company
IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry. With approximately 68,000 employees, IQVIA conducts business in more than 100 countries.
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
Additionally, the outbreak of the novel coronavirus, or COVID-19, and the various governmental, industry and consumer actions related thereto, could have a material and adverse effect on our business, financial condition and results of operations. These effects, which largely depend on future developments that cannot be accurately predicted and are uncertain, could include a negative impact on the availability of our key personnel, temporary closures of our facilities or the facilities of our business partners, customers, suppliers, third party service providers or other vendors, an increased risk of customer defaults or delays in payments or purchasing decisions, and the interruption of domestic and global supply chains, distribution channels, liquidity and capital or financial markets. As COVID-19 continues to spread, we have and may continue to experience disruptions that could severely impact our business. As such, the results for the three and nine months ended September 30, 2020 may not be indicative of results for the full year.
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
Accounting pronouncements being evaluated
In March 2020, the FASB issued new accounting guidance that provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The new accounting guidance is effective for the Company as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of this new accounting guidance on its credit arrangements and derivatives that reference LIBOR. The Company does not expect the new accounting guidance to have a material effect on the Company’s consolidated financial statements.
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

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations
The following tables represent revenues by geographic region and reportable segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$599	$628	$76	$1,303
Europe and Africa	457	411	44	912
Asia-Pacific	151	361	59	571
Total revenues	$1,207	$1,400	$179	$2,786

	Three Months Ended September 30, 2019
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$580	$726	$104	$1,410
Europe and Africa	369	394	48	811
Asia-Pacific	146	346	56	548
Total revenues	$1,095	$1,466	$208	$2,769

	Nine Months Ended September 30, 2020
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$1,747	$1,826	$247	$3,820
Europe and Africa	1,254	1,214	134	2,602
Asia-Pacific	432	1,036	171	1,639
Total revenues	$3,433	$4,076	$552	$8,061

	Nine Months Ended September 30, 2019
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$1,722	$2,009	$298	$4,029
Europe and Africa	1,128	1,298	148	2,574
Asia-Pacific	422	1,010	158	1,590
Total revenues	$3,272	$4,317	$604	$8,193
No customer accounted for 10% or more of consolidated revenues for the three and nine months ended September 30, 2020 or 2019.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2020, approximately $23.6 billion of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenue on approximately 30% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.
3. Trade Accounts Receivable, Unbilled Services and Unearned Income
Trade accounts receivables and unbilled services consist of the following:

(in millions)	September 30, 2020	December 31, 2019
Trade accounts receivable:
Billed	$1,152	$1,312
Unbilled services	1,292	1,286
Trade accounts receivable and unbilled services	2,444	2,598
Allowance for doubtful accounts	(30)	(16)
Trade accounts receivable and unbilled services, net	$2,414	$2,582

Unbilled services and unearned income were as follows:

(in millions)	September 30, 2020	December 31, 2019	Change
Unbilled services	$1,292	$1,286	$6
Unearned income	(1,188)	(1,014)	(174)
Net balance	$104	$272	$(168)
Unbilled services, which is comprised of approximately 60% of unbilled receivables and 40% of contract assets as of September 30, 2020, increased by $6 million as compared to December 31, 2019. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $174 million over the same period resulting in a decrease of $168 million in the net balance of unbilled services and unearned income between December 31, 2019 and September 30, 2020. The change in the net balance is driven by the difference in timing of revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers, related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.

Bad debt expense recognized on the Company’s receivables and unbilled services was not material for the three and nine months ended September 30, 2020 and 2019.
4. Leases
The Company has operating leases for corporate offices, datacenters, motor vehicles and certain equipment, many of which contain renewal and escalation clauses. These operating leases expire at various dates through 2029 with options to cancel certain leases at various intervals. The Company also has finance leases for office and lab spaces that expire in 2044. Based on the timing of payments on the finance leases the cash flow impact is not material for the three and nine months ended September 30, 2020. In determining the lease term at lease commencement, the Company includes the noncancellable term and the periods which the Company deems it is reasonably certain to exercise or not to exercise a renewal or cancellation option.
The components of lease expense were as follows:

(in millions)	Classification	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Operating lease cost (1)	Selling, general and administrative expenses	$49	$48
Finance lease cost (1)	Depreciation and amortization, and Interest expense	3	—
Total lease cost		$52	$48

(in millions)	Classification	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating lease cost (1)	Selling, general and administrative expenses	$151	$143
Finance lease cost (1)	Depreciation and amortization, and Interest expense	4	—
Total lease cost		$155	$143
(1)Includes variable lease costs, which are immaterial.

Other information related to leases was as follows:

(in millions)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Supplemental Cash Flow:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$147	$147
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$92	$62
Finance leases	$119	$—
Weighted Average Remaining Lease Term:
Operating leases	4.65 years	4.90 years
Finance leases	24.25 years	—
Weighted Average Discount Rate:
Operating leases	4.04%	4.26%
Finance leases	3.18%	—
Future minimum lease payments under non-cancellable leases as of September 30, 2020 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2020	$44	$—
2021	153	—
2022	128	6
2023	100	6
2024	70	6
2025	56	6
Thereafter	44	159
Total future minimum lease payments	595	183
Less imputed interest	(54)	(63)
Total	$541	$120
Reported as of September 30, 2020:
Other current liabilities	$154	$—
Operating lease liabilities	387	—
Other liabilities	—	120
Total	$541	$120

5. Goodwill
The following is a summary of goodwill by reportable segment for the nine months ended September 30, 2020:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2019	$10,374	$1,646	$139	$12,159
Business combinations	84	—	—	84
Impact of foreign currency fluctuations and other	155	(39)	4	120
Balance as of September 30, 2020	$10,613	$1,607	$143	$12,363

6. Derivatives
The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

(in millions)	Balance Sheet Classification	September 30, 2020			December 31, 2019
		Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$1	$1	$93	$4	$—	$148
Interest rate swaps	Other assets and liabilities	—	59	1,800	—	27	875
Derivatives not designated as hedging instruments:
Interest rate swaps	Other liabilities	—	1	340	—	3	325
Total derivatives		$1	$61		$4	$30
The effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Foreign exchange forward contracts	$2	$(1)	$(4)	$(5)
Interest rate derivatives	1	(3)	(32)	(27)
Total	$3	$(4)	$(36)	$(32)
The amount of foreign exchange losses related to the net investment hedge included in the cumulative translation adjustment component of accumulated other comprehensive loss (“AOCI”) for the nine months ended September 30, 2020 was $273 million.
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

The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values at September 30, 2020 and December 31, 2019 due to their short-term nature. At September 30, 2020 and December 31, 2019, the fair value of total debt approximated $12,443 million and $11,925 million, respectively, as determined under Level 1 and Level 2 measurements for these financial instruments.
Recurring Fair Value Measurements
The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of September 30, 2020:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	105	$—	$—	$105
Derivatives	—	$1	—	1
Total	$105	$1	$—	$106
Liabilities:
Derivatives	$—	$61	$—	$61
Contingent consideration	—	—	108	108
Total	$—	$61	$108	$169
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
The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the nine months ended September 30:

	Contingent Consideration
(in millions)	2020	2019
Balance as of January 1	$113	$123
Business combinations	32	41
Contingent consideration paid	(22)	(44)
Revaluations included in earnings and foreign currency translation adjustments	(15)	(7)
Balance as of September 30	$108	$113
The Company used the following key assumptions when estimating the fair value of contingent considerations:

Unobservable Input	Weighted average probability of target achievement	Range of potential payment
Revenue target	89%	0%-100%
EBITDA target	96%	0%-100%
Operational target	95%	0%-100%

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
8. Credit Arrangements
The following is a summary of the Company’s revolving credit facilities at September 30, 2020:

Facility	Interest Rates
$1,500 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 1.50% at September 30, 2020
$25 million (receivables financing facility)	LIBOR Market Index Rate (0.15% at September 30, 2020) plus 0.90%
£10 million (approximately $13 million) (general banking facility)	Bank’s base rate of 0.10% at September 30, 2020 plus 1%
The following table summarizes the Company’s debt at the dates indicated:

(in millions)	September 30, 2020	December 31, 2019
Senior Secured Credit Facilities:
Term A Loan due 2023—U.S. Dollar LIBOR at average floating rates of 1.72%	$739	$770
Term A Loan due 2023—U.S. Dollar LIBOR at average floating rates of 2.75%	778	—
Term A Loan due 2023—Euro LIBOR at average floating rates of 1.50%	388	387
Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 1.90%	535	535
Term B Loan due 2024—Euro LIBOR at average floating rates of 2.00%	1,354	1,306
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 1.90%	728	733
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 1.97%	929	936
Term B Loan due 2025—Euro LIBOR at average floating rates of 2.00%	668	644
Revolving Credit Facility due 2023:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of 1.65%	—	154
Japanese Yen denominated borrowings—Japanese Yen LIBOR at average floating rates of 1.50%	—	212
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	492	471
3.25% Senior Notes due 2025—Euro denominated	1,671	1,598
3.5% Senior Notes due 2024—Euro denominated	—	701
2.25% Senior Notes due 2028—Euro denominated	844	808
2.875% Senior Notes due 2028—Euro denominated	834	—
Receivables financing facility due 2022—U.S. Dollar LIBOR at average floating rates of 1.05%	300	300
Principal amount of debt	12,410	11,705
Less: unamortized discount and debt issuance costs	(71)	(60)
Less: current portion	(144)	(100)
Long-term debt	$12,195	$11,545

Contractual maturities of long-term debt are as follows at September 30, 2020:

(in millions)
Remainder of 2020	36
2021	146
2022	446
2023	1,699
2024	1,867
Thereafter	8,216
12,410
At September 30, 2020, there were bank guarantees totaling approximately £0.9 million (approximately $1.1 million) issued against the availability of the general banking facility.
Senior Secured Credit Facilities
At September 30, 2020, the Company’s Fourth Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) provided financing through several senior secured credit facilities (collectively, the “senior secured credit facilities”) of up to approximately $7.6 billion, which consisted of $6.1 billion principal amounts of debt outstanding (as detailed in the table above), $1.5 billion of available borrowing capacity on the revolving credit facility and standby letters of credit.
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
Senior Notes
On June 24, 2020, IQVIA Inc. (the “Issuer”), a wholly owned subsidiary of the Company, completed the issuance and sale of €711,000,000 in gross proceeds of the Issuer’s 2.875% senior notes due 2028 (the “2.875% Notes”). The 2.875% Notes were issued pursuant to an Indenture, dated June 24, 2020, among the Issuer, U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer as guarantors. The 2.875% Notes are unsecured obligations of the Issuer, will mature on June 15, 2028 and bear interest at the rate of 2.875% per year, with interest payable semiannually on June 15 and December 15 of each year, beginning on December 15, 2020. The Issuer may redeem the 2.875% Notes prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to June 15, 2023 (subject to a customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 1.438% to 0.000%. The proceeds from the 2.875% Notes offering were used to redeem all of the Issuer’s outstanding 3.500% senior notes due 2024 (the “3.500% Notes”), including the payment of premiums in respect thereof, to repay a portion of the existing borrowings under the Issuer’s revolving credit facility and to pay fees and expenses related to the offering. The Issuer’s obligations with respect to the 3.500% Notes were discharged on the same day as the Issuer completed the issuance of the 3.500% Notes, and the 3.500% Notes were redeemed on July 9, 2020.
Restrictive Covenants
The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. At September 30, 2020, the Company was in compliance with the financial covenants under its debt agreements in all material respects and does not have material uncertainty about ongoing ability to meet the covenants of the Company’s credit arrangements.

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

9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of September 30, 2020 or December 31, 2019.
Equity Repurchase Program

During the nine months ended September 30, 2020, the Company repurchased 2,106,403 shares of its common stock for approximately $321.4 million under the Repurchase Program. These amounts include 1,000,000 shares of our common stock repurchased from certain of the Company’s stockholders (the “Selling Stockholders”) in a private transaction for an aggregate purchase price of approximately $164.3 million. As of September 30, 2020, the Company has remaining authorization to repurchase up to approximately $1.0 billion of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
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
The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs	Facility Exit Costs	Total
Balance at December 31, 2019	$64	$3	$67
Expense, net of reversals	50	—	50
Payments	(51)	(1)	(52)
Foreign currency translation and other	—	—	—
Balance at September 30, 2020	$63	$2	$65
Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals at September 30, 2020 will be paid in 2020 and 2021.
11. Income Taxes

The effective income tax rate was (2.9)% and (1.4)% in the third quarter of 2020 and 2019, respectively, and 5.0% and 18.8% in the first nine months of 2020 and 2019, respectively. In the third quarter 2020, the U.S. Treasury Department issued final regulations regarding Foreign Derived Intangible Income (“FDII”) and Global Intangible Low-Taxed Income (“GILTI”). The Company has determined it will elect the GILTI high tax exception as allowed by the final regulations and will amend its 2018 and 2019 US Federal consolidated income tax returns resulting in a favorable impact of $24 million. The Company recorded this impact in the third quarter of 2020. The effective income tax rate in the third quarter and first nine months of 2020 and 2019 was also favorably impacted as a result of excess tax benefits recognized upon settlement of share-based compensation awards. For the third quarter of 2020 and 2019 this impact was $9 million and $3 million, respectively, and for the first nine months of 2020 and 2019 this impact was $35 million and $20 million, respectively. Additionally, the effective income tax rate in the first nine months of 2020 was unfavorably impacted by a $10 million discrete tax expense related to change in the measurement of the U.S. tax on undistributed foreign earnings.

In the first nine months of 2019 the U.S. Treasury Department issued final regulations on the transition tax and proposed regulations on FDII. While the final regulations related to the transition tax did not have a material impact on the Company, the proposed guidance on FDII had an unfavorable impact. Although the proposed guidance for FDII was not authoritative and subject to change in the regulatory review process, the Company reversed a portion of the tax benefit related to 2018 and recorded a tax expense of $20 million for this impact in the first nine months of 2019.
12. Comprehensive Income (Loss)
Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2019	$(430)	$(21)	$(16)	$156	$(311)
Other comprehensive income (loss) before reclassifications	(62)	(44)	—	94	(12)
Reclassification adjustments	—	8	—	(2)	6
Balance at September 30, 2020	$(492)	$(57)	$(16)	$248	$(317)
Below is a summary of the adjustments for (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

(in millions)	Affected Financial Statement Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Derivative instruments:
Foreign exchange forward contracts	Revenues	$4	$2	$9	$3
Foreign exchange forward contracts	Other expense (income), net	(1)	—	(1)	(6)
Total before income taxes		3	2	8	(3)
Income tax (benefit) expense		1	—	2	(1)
Total net of income taxes		$2	$2	$6	$(2)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Revenues
Technology & Analytics Solutions	$1,207	$1,095	$3,433	$3,272
Research & Development Solutions	1,400	1,466	4,076	4,317
Contract Sales & Medical Solutions	179	208	552	604
Total revenues	2,786	2,769	8,061	8,193
Costs of revenue, exclusive of depreciation and amortization
Technology & Analytics Solutions	727	667	2,048	1,956
Research & Development Solutions	925	1,007	2,811	2,924
Contract Sales & Medical Solutions	148	178	469	519
Total costs of revenue	1,800	1,852	5,328	5,399
Selling, general and administrative expenses
Technology & Analytics Solutions	188	167	549	539
Research & Development Solutions	184	172	544	529
Contract Sales & Medical Solutions	14	15	44	45
General corporate and unallocated	74	41	161	137
Total selling, general and administrative expenses	460	395	1,298	1,250
Segment profit
Technology & Analytics Solutions	292	261	836	777
Research & Development Solutions	291	287	721	864
Contract Sales & Medical Solutions	17	15	39	40
Total segment profit	600	563	1,596	1,681
General corporate and unallocated	(74)	(41)	(161)	(137)
Depreciation and amortization	(319)	(299)	(943)	(888)
Restructuring costs	(20)	(19)	(50)	(45)
Total income from operations	$187	$204	$442	$611

14. Earnings Per Share
The following table presents the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions or the effect of including such stock-based awards in the computation would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Shares subject to performance conditions	1.1	1.3	1.2	1.3
Shares subject to anti-dilutive stock-based awards	1.1	0.4	1.3	0.7
Total shares excluded from diluted earnings per share	2.2	1.7	2.5	2.0
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
Overview
IQVIA Holdings Inc. (“IQVIA,” the “Company,” “we,” “our” and/or “us”) is a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry. IQVIA applies human data science – leveraging the analytic rigor and clarity of data science to the ever-expanding scope of human science – to enable companies to reimagine and develop new approaches to clinical development and commercialization, speed innovation, and accelerate improvements in healthcare outcomes. Powered by the IQVIA CORE™, we deliver unique and actionable insights at the intersection of large scale analytics, transformative technology and extensive domain expertise as well as execution capabilities. With approximately 68,000 employees, we conduct operations in more than 100 countries.

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

Recent Developments

As a result of the global spread of COVID-19 beginning in early March, we began to experience general business disruptions that impeded normal business activity including our ability to perform on-site monitoring and deliver offerings that rely on face-to-face interaction or in-person gatherings.
These disruptions have impacted all three of our reportable segments. We continue to see gradual improvement in the accessibility of clinical research sites in the Research & Development Solutions business. We are seeing a return to on-site monitoring visits and similar to last quarter, on-site visits exceeded the number of remote visits. In instances where sites remain physically inaccessible for clinical monitoring, remote monitoring and virtual solutions continue to be effective alternatives. Site start-up activities have increased during the quarter along with patient recruitment trends. Similarly, in our Technology & Analytics Solutions segment, the portion of our Real-World business that requires site monitoring activity also experienced limitations on site accessibility, which led to a reduction in the associated revenue. Within our Technology & Analytics Solutions segment, we have had very little interruption in data supply and demand. Our analytics and consulting businesses have performed well despite business development being hampered by lack of in-person interactions. Our Technology & Analytics solutions offerings that rely on face-to-face interactions or are dependent on in-person gatherings, events or conferences continue to experience disruption, and where we were unable to execute on our commitments due to COVID-19, we were not able to recognize the associated revenue in the period. Activity within the Contract Sales and Medical Solutions business continues to be more challenging due to a decline in sales rep visits, and physician attention diverted to the COVID-19 crisis.

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

The Company continues to maintain strong liquidity. We do not expect COVID-19 to have a significant impact on our overall liquidity position and outlook. As of September 30, 2020, cash and cash equivalents were $1,464 million and the Company had no amounts drawn under its $1.5 billion revolving credit facility. At September 30, 2020, the Company was in compliance with the financial covenants under its debt agreements in all material respects and does not have material uncertainty about ongoing ability to meet the covenants of our credit arrangements. Based on the company's performance during the pandemic, continued robust demand for its offerings, solid liquidity, and strong free cash flow performance, the Company is lifting the temporary suspension of its share repurchase program.

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
Foreign Currency Translation
In the first nine months of 2020, approximately 35% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period-to-period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results.
Consolidated Results of Operations
For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.
Revenues

	Three Months Ended September 30,		Change
(in millions)	2020	2019	$	%
Revenues	$2,786	$2,769	$17	0.6%
For the third quarter of 2020, our revenues increased $17 million, or 0.6%, as compared to the same period in 2019. This increase was comprised of constant currency revenue decline of approximately $4 million, or 0.1%. The constant currency revenue decline was comprised of a $75 million decrease in Research & Development Solutions and a $30 million decrease in Contract Sales & Medical Solutions, offset by a $101 million increase in Technology & Analytics Solutions.

	Nine Months Ended September 30,		Change
(in millions)	2020	2019	$	%
Revenues	$8,061	$8,193	$(132)	(1.6)%
For the first nine months of 2020, our revenues decreased $132 million, or 1.6%, as compared to the same period in 2019. This decrease was comprised of constant currency revenue decline of approximately $100 million, or 1.2%. The constant currency revenue decline was comprised of a $232 million decrease in Research & Development Solutions and a $50 million decrease in Contract Sales & Medical Solutions, offset by a $182 million increase in Technology & Analytics Solutions.
See Part I—Item 2—“Recent Developments" in this Quarterly Report on Form 10-Q for a discussion of the impact from COVID-19 on our business activity.

Costs of Revenue, exclusive of Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Costs of revenue, exclusive of depreciation and amortization	$1,800	$1,852	$5,328	$5,399
% of revenues	64.6%	66.9%	66.1%	65.9%
The $52 million decrease in costs of revenues, exclusive of depreciation and amortization, for the three months ended September 30, 2020 as compared to the same period in 2019 included a constant currency decrease of approximately $62 million, or 3.3%. The constant currency decrease consisted of a $82 million decrease in Research & Development Solutions and a $32 million decrease in Contract Sales & Medical Solutions, offset by a $52 million increase in Technology & Analytics Solutions.
The $71 million decrease in costs of revenues, exclusive of depreciation and amortization, for the nine months ended September 30, 2020 as compared to the same period in 2019 included a constant currency decrease of approximately $19 million, or 0.4%. The constant currency decrease consisted of a $73 million decrease in Research & Development Solutions, a $49 million decrease in Contract Sales & Medical Solutions, offset by a $103 million increase in Technology & Analytics Solutions.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Selling, general and administrative expenses	$460	$395	$1,298	$1,250
% of revenues	16.5%	14.3%	16.1%	15.3%
The $65 million increase in selling, general and administrative expenses for the three months ended September 30, 2020 as compared to the same period in 2019 included a constant currency increase of approximately $64 million, or 16.2%. The constant currency increase primarily consisted of a $32 million increase in general corporate and unallocated expenses, a $13 million increase in Research & Development Solutions, a $20 million increase in Technology & Analytics Solutions, offset by a $1 million decrease in Contract Sales & Medical Solutions.
The $48 million increase in selling, general and administrative expenses for the nine months ended September 30, 2020 as compared to the same period in 2019 included a constant currency increase of approximately $62 million, or 5.0%. The constant currency increase primarily consisted of a $25 million increase in general corporate and unallocated expenses, a $17 million increase in Technology & Analytics Solutions, a $21 million increase in Research & Development Solutions, offset by a $1 million decrease in Contract Sales & Medical Solutions.
Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Depreciation and amortization	319	299	943	888
% of revenues	11.5%	10.8%	11.7%	10.8%

The $20 million and $55 million increases in depreciation and amortization in the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019 was primarily due to higher intangible asset balances as a result of acquisitions occurring in 2019, increased amortization due to higher capitalized software balances, and accelerated depreciation on an internal-use software asset in the first quarter of 2020.

Restructuring Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Restructuring costs	$20	$19	$50	$45
The restructuring costs incurred during 2020 were due to ongoing efforts to streamline our global operations. The remaining actions under these plans are expected to occur throughout 2020 and into 2021 and are expected to consist of consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements.
Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Interest income	$(1)	$(3)	$(4)	$(7)
Interest expense	$100	$114	$314	$338
Interest income includes interest received primarily from bank balances and investments.

Interest expense during the three and nine months ended September 30, 2020 was lower than the same periods in 2019 due to lower interest rates attributed to lower LIBOR rates and the redemption of the $800 million of 4.875% senior notes due 2023, partially offset by an increase in the average debt outstanding.
Loss on Extinguishment of Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Loss on extinguishment of debt	$—	$24	$12	$24
During the second quarter of 2020, we recognized loss on extinguishment of debt for fees and expenses incurred related to the refinancing of our 3.500% senior notes due 2024.
Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Other income, net	$(14)	$—	$(59)	$—
Other income, net for the three months ended September 30, 2020 increased as compared to the same period in the prior year, primarily due to a gain on investments in mutual funds.
Other income, net for the nine months ended September 30, 2020 increased as compared to the same periods in the prior year, primarily due to a decrease in fair value of acquisition-related contingent consideration, mark-to-market gains on equity securities, a decrease in foreign currency losses, and a gain on investments in mutual funds.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Income tax (benefit) expense	$(3)	$(1)	$9	$48

Our effective income tax rate was (2.9)% and (1.4)% in the third quarter of 2020 and 2019, respectively, and 5.0% and 18.8% in the first nine months of 2020 and 2019, respectively. In the third quarter 2020, the U.S. Treasury Department issued final regulations regarding Foreign Derived Intangible Income (“FDII”) and Global Intangible Low-Taxed Income (“GILTI”). We have determined we will elect the GILTI high tax exception as allowed by the final regulations and will amend its 2018 and 2019 US Federal consolidated income tax returns resulting in a favorable impact of $24 million. We recorded this impact in the third quarter of 2020. Our effective income tax rate in the third quarter and first nine months of 2020 and 2019 was also favorably impacted as a result of excess tax benefits recognized upon settlement of share-based compensation awards. For the third quarter of 2020 and 2019 this impact was $9 million and $3 million, respectively, and for the first nine months of 2020 and 2019 this impact was $35 million and $20 million, respectively. Additionally, our effective income tax rate in the first nine months of 2020 was unfavorably impacted by a $10 million discrete tax expense related to change in the measurement of the U.S. tax on undistributed foreign earnings.

In the first nine months of 2019, the U.S. Treasury Department issued final regulations on the transition tax and proposed regulations on FDII. While the final regulations related to the transition tax did not have a material impact on us, the proposed guidance on FDII had an unfavorable impact. Although the proposed guidance for FDII was not authoritative and subject to change in the regulatory review process, we reversed a portion of the tax benefit related to 2018 and recorded a tax expense of $20 million for this impact in the first nine months of 2019.
Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Equity in earnings (loss) of unconsolidated affiliates	$3	$(1)	$8	$(1)
Equity in earnings of unconsolidated affiliates for the three and nine months ended September 30, 2020 increased as compared to the same period in the prior year, primarily related to higher earnings from our investment in NovaQuest Pharma Opportunities Fund III.
Net Income Attributable to Non-controlling Interests

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net income attributable to non-controlling interests	$(7)	$(12)	$(18)	$(32)
Net income attributable to non-controlling interests primarily included Quest Diagnostics Incorporated’s interest in Q2 Solutions.

Segment Results of Operations
The Company’s revenues and profit by segment are as follows:

Three Months Ended September 30, 2020 and 2019
	Segment Revenues		Segment Profit
(in millions)	2020	2019	2020	2019
Technology & Analytics Solutions	$1,207	$1,095	$292	$261
Research & Development Solutions	1,400	1,466	291	287
Contract Sales & Medical Solutions	179	208	17	15
Total	2,786	2,769	600	563
General corporate and unallocated			(74)	(41)
Depreciation and amortization			(319)	(299)
Restructuring costs			(20)	(19)
Consolidated	$2,786	$2,769	$187	$204

Nine Months Ended September 30, 2020 and 2019
	Segment Revenues		Segment Profit
(in millions)	2020	2019	2020	2019
Technology & Analytics Solutions	$3,433	$3,272	$836	$777
Research & Development Solutions	4,076	4,317	721	864
Contract Sales & Medical Solutions	552	604	39	40
Total	8,061	8,193	1,596	1,681
General corporate and unallocated			(161)	(137)
Depreciation and amortization			(943)	(888)
Restructuring costs			(50)	(45)
Consolidated	$8,061	$8,193	$442	$611
Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses related to integration activities and acquisitions. We also do not allocate depreciation and amortization or impairment charges to our segments.
Technology & Analytics Solutions

	Three Months Ended September 30,		Change
(in millions)	2020	2019	$	%
Revenues	$1,207	$1,095	$112	10.2
Costs of revenue, exclusive of depreciation and amortization	727	667	60	9.0
Selling, general and administrative	188	167	21	12.6
Segment profit	$292	$261	$31	11.9

	Nine Months Ended September 30,		Change
(in millions)	2020	2019	$	%
Revenues	$3,433	$3,272	$161	4.9
Costs of revenue, exclusive of depreciation and amortization	2,048	1,956	92	4.7
Selling, general and administrative	549	539	10	1.9
Segment profit	$836	$777	$59	7.6

Revenues

Technology & Analytics Solutions’ revenues were $1,207 million for the third quarter of 2020, an increase of $112 million, or 10.2%, over the same period in 2019. This increase was comprised of constant currency revenue growth of approximately $101 million, or 9.2%.

Technology & Analytics Solutions’ revenues were $3,433 million for the first nine months of 2020, an increase of $161 million, or 4.9%, over the same period in 2019. This increase was comprised of constant currency revenue growth of approximately $182 million, or 5.6%.

The constant currency growth for the three and nine months ended September 30, 2020 resulted primarily from revenue growth in the Americas and Europe and Africa region. The revenue growth in these regions was driven by higher real-world and analytical services. See Part I—Item 2—“Recent Developments" in this Quarterly Report on Form 10-Q for a discussion of the impact from COVID-19 on Technology & Analytics Solutions business activity.
Costs of Revenue, exclusive of Depreciation and Amortization
Technology & Analytics Solutions’ costs of revenue increased $60 million, or 9.0%, in the third quarter of 2020 over the same period in 2019. This increase included a constant currency increase of approximately $52 million, or 7.8%.
Technology & Analytics Solutions’ costs of revenue increased $92 million, or 4.7%, in the first nine months of 2020 over the same period in 2019. This increase included a constant currency increase of approximately $103 million, or 5.3%.
The constant currency increase for the three and nine months ended September 30, 2020 was primarily due to an increase in compensation and related expenses to support revenue growth.
Selling, General and Administrative Expenses
Technology & Analytics Solutions’ selling, general and administrative expenses increased $21 million, or 12.6%, in the third quarter of 2020 as compared to the same period in 2019, which included a constant currency increase of approximately $20 million, or 12.0%.
Technology & Analytics Solutions’ selling, general and administrative expenses increased $10 million, or 1.9%, in the first nine months of 2020 as compared to the same period in 2019, which included a constant currency increase of approximately $17 million, or 3.2%.
The constant currency increase for the three and nine months ended September 30, 2020 was primarily related to an increase in compensation and related expenses.
Research & Development Solutions

	Three Months Ended September 30,		Change
(in millions)	2020	2019	$	%
Revenues	$1,400	$1,466	$(66)	(4.5)%
Costs of revenue, exclusive of depreciation and amortization	925	1,007	(82)	(8.1)%
Selling, general and administrative expenses	184	172	12	7.0%
Segment profit	$291	$287	$4	1.4%

	Nine Months Ended September 30,		Change
(in millions)	2020	2019	$	%
Revenues	$4,076	$4,317	$(241)	(5.6)%
Costs of revenue, exclusive of depreciation and amortization	2,811	2,924	(113)	(3.9)%
Selling, general and administrative expenses	544	529	15	2.8%
Segment profit	$721	$864	$(143)	(16.6)%

Backlog
Research & Development Solutions’ contracted backlog increased from $19.0 billion at December 31, 2019 to $21.7 billion at September 30, 2020 and we expect approximately $5.8 billion of this backlog to convert to revenue in the next twelve months.
Revenues
Research & Development Solutions’ revenues were $1,400 million in the third quarter of 2020, a decrease of $66 million, or 4.5%, over the same period in 2019. This decrease was comprised of constant currency revenue decline of approximately $75 million, or 5.1%.
Research & Development Solutions’ revenues were $4,076 million in the first nine months of 2020, a decrease of $241 million, or 5.6%, over the same period in 2019. This decrease was comprised of constant currency revenue decline of approximately $232 million, or 5.4%.
The constant currency decline for the three and nine months ended September 30, 2020 primarily included volume-related decreases in clinical services and lab testing. See Part I—Item 2—“Recent Developments" in this Quarterly Report on Form 10-Q for a discussion of the impact from COVID-19 on Research & Development Solutions business activity.
Costs of Revenue, exclusive of Depreciation and Amortization
Research & Development Solutions’ costs of revenue decreased $82 million, or 8.1%, in the third quarter of 2020 over the same period in 2019. This decrease included a constant currency decrease of approximately $82 million, or 8.1%.
Research & Development Solutions’ costs of revenue decreased $113 million, or 3.9%, in the first nine months of 2020 over the same period in 2019. This decrease included a constant currency decrease of approximately $73 million, or 2.5%.
The constant currency decrease for the three and nine months ended September 30, 2020 was primarily related to a decrease in compensation and related expenses as a result of reduced volume in clinical services and lab testing impacted by COVID-19.
Selling, General and Administrative Expenses
Research & Development Solutions’ selling, general and administrative expenses increased $12 million, or 7.0%, in the third quarter of 2020 as compared to the same period in 2019, which included a constant currency increase of approximately $13 million, or 7.6%.
Research & Development Solutions’ selling, general and administrative expenses increased $15 million, or 2.8%, in the first nine months of 2020 as compared to the same period in 2019, which included a constant currency increase of approximately $21 million, or 4.0%.
The constant currency increase for the three and nine months ended September 30, 2020 was primarily related to an increase in compensation and related expenses.
Contract Sales & Medical Solutions

	Three Months Ended September 30,		Change
(in millions)	2020	2019	$	%
Revenues	$179	$208	$(29)	(13.9)%
Costs of revenue, exclusive of depreciation and amortization	148	178	(30)	(16.9)%
Selling, general and administrative expenses	14	15	(1)	(6.7)
Segment profit	$17	$15	$2	13.3%

	Nine Months Ended September 30,		Change
(in millions)	2020	2019	$	%
Revenues	$552	$604	$(52)	(8.6)%
Costs of revenue, exclusive of depreciation and amortization	469	519	(50)	(9.6)%
Selling, general and administrative expenses	44	45	(1)	(2.2)%
Segment profit	$39	$40	$(1)	(2.5)%
Revenues

Contract Sales & Medical Solutions’ revenues were $179 million in the third quarter of 2020, a decrease of $29 million, or 13.9%, over the same period in 2019. This decrease included a constant currency revenue decline of approximately $30 million, or 14.4%.

Contract Sales & Medical Solutions’ revenues were $552 million in the first nine months of 2020, a decrease of $52 million, or 8.6%, over the same period in 2019. This decrease included a constant currency revenue decline of approximately $50 million, or 8.3%.

The constant currency decline for three and nine months ended September 30, 2020 was largely due to a volume decrease in the Americas region, partially offset by a volume increase in the Asia-Pacific regions. See Part I—Item 2—“Recent Developments" in this Quarterly Report on Form 10-Q for a discussion of the impact from COVID-19 on Contract Sales & Medical Solutions business activity.
Costs of Revenue, exclusive of Depreciation and Amortization
Contract Sales & Medical Solutions’ costs of revenue decreased $30 million, or 16.9%, in the third quarter of 2020 as compared to the same period in 2019. This decrease included a constant currency decrease of approximately $32 million, or 18.0%.
Contract Sales & Medical Solutions’ costs of revenue decreased $50 million, or 9.6%, in the first nine months of 2020 as compared to the same period in 2019. This decrease included a constant currency decline of approximately $49 million, or 9.4%.
The constant currency decrease for the three and nine months ended September 30, 2020 was due to a decrease in compensation and related expenses as a result of reduced volume in the Americas region.
Selling, General and Administrative Expenses
Contract Sales & Medical Solutions’ selling, general and administrative expenses remained flat for the three and nine months ended September 30, 2020 as compared to the same period in 2019.

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
We had a cash balance of $1,464 million at September 30, 2020 ($780 million of which was in the United States), an increase from $837 million at December 31, 2019. We also had $1.5 billion of additional available borrowings under our revolving credit facility at September 30, 2020.

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
Equity Repurchase Program

When the COVID-19 outbreak became a pandemic in March, the Company temporarily suspended share repurchase activity. Based on the Company's performance during the pandemic, continued robust demand for its offerings, solid liquidity, and strong free cash flow performance, the Company is lifting the temporary suspension of its share repurchase program. During the nine months ended September 30, 2020, we repurchased 2,106,403 shares of our common stock for approximately $321.4 million under the Repurchase Program. These amounts include 1,000,000 shares of our common stock repurchased from certain Selling Stockholders in a private transaction for an aggregate purchase price of approximately $164.3 million. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of September 30, 2020, we have remaining authorization to repurchase up to approximately $1.0 billion of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
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
As of September 30, 2020, we had $12.4 billion of total indebtedness, excluding $1.5 billion of additional available borrowings under our revolving credit facility.

Our long-term debt arrangements contain customary restrictive covenants and, as of September 30, 2020, we believe we were in compliance with our restrictive covenants in all material respects. We do not have material uncertainty about ongoing ability to meet the covenants of our credit arrangements.
Nine months ended September 30, 2020 and 2019
Cash Flow from Operating Activities

	Nine Months Ended September 30,
(in millions)	2020	2019
Net cash provided by operating activities	$1,209	$834

Cash provided by operating activities increased $375 million during the first nine months of 2020 as compared to the same period in 2019. The increase was primarily due to an increase in cash collections from clients and the impact of COVID-19 resulting in a decrease in accounts receivable and unbilled services compared to an increase in the prior period ($495 million), offset by less cash from other operating assets and liabilities ($99 million) and lower cash-related net income ($21 million).
Cash Flow from Investing Activities

	Nine Months Ended September 30,
(in millions)	2020	2019
Net cash used in investing activities	$(560)	$(910)
Cash used in investing activities decreased $350 million during the first nine months of 2020 as compared to the same period in 2019. This decrease was primarily driven by lower cash used for the acquisition of businesses, net of cash acquired ($343 million).
Cash Flow from Financing Activities

	Nine Months Ended September 30,
(in millions)	2020	2019
Net cash (used in) provided by financing activities	$(19)	$67
Cash provided by financing activities decreased $86 million during the first nine months of 2020 as compared to the same period in 2019. The decrease in cash provided by financing activities was primarily due to a decrease in cash provided by proceeds from revolving credit facilities, net of repayments ($140 million), a decrease in cash provided by proceeds from debt issuances, net of repayments and debt issuance costs ($212 million), less cash proceeds from employee stock option plans ($58 million), offset by less cash used to repurchase common stock ($333 million).
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
From inception of the Repurchase Program through September 30, 2020, we have repurchased a total of $6.7 billion of our securities under the Repurchase Program.

During the nine months ended September 30, 2020, we repurchased 2,106,403 shares of our common stock for approximately $321.4 million under the Repurchase Program. These amounts include 1,000,000 shares of our common stock repurchased from certain Selling Stockholders in a private transaction for an aggregate purchase price of approximately $164.3 million. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of September 30, 2020, we have remaining authorization to repurchase up to approximately $1.0 billion of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
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

The following table summarizes the monthly equity repurchase program activity for the three months ended September 30, 2020 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2020 — July 31, 2020	—	—	—	$1,019
August 1, 2020 — August 30, 2020	—	—	—	$1,019
September 1, 2020 — September 30, 2020	—	—	—	$1,019
	—		—

Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.1	Letter Agreement between the Company and Ronald E. Bruehlman, effective on August 1, 2020.	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Income (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iii) Condensed Consolidated Balance Sheets (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
104	Cover Page Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on October 22, 2020.

IQVIA HOLDINGS INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Executive Vice President and Interim Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)