Form 10-K
period 2020-12-31
IQVIA HOLDINGS INC.
filed 2021-02-12
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price as reported on the New York Stock Exchange on June 30, 2020, the last business day of the registrant’s most recently completed second quarter, was approximately $26.3 billion.
    As of February 1, 2021, there were approximately 191,281,286 shares of the registrant’s common stock outstanding.
    Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

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

    We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, that business disruptions caused by natural disasters, pandemics such as the COVID-19 (coronavirus) outbreak or international conflict or other disruptions outside of our control; our ability to accurately model or forecast the impact of the spread and/or containment of COVID-19, among other sources of business interruption, on our operations and financial results; most of our contracts may be terminated on short notice, and we may lose or experience delays with large client contracts or be unable to enter into new contracts; the market for our services may not grow as we expect; we may be unable to successfully develop and market new services or enter new markets; imposition of restrictions on our use of data by data suppliers or their refusal to license data to us; any failure by us to comply with contractual, regulatory or ethical requirements under our contracts, including current or changes to data protection and privacy laws; breaches or misuse of our or our outsourcing partners’ security or communications systems; failure to meet our productivity or business transformation objectives; failure to successfully invest in growth opportunities; our ability to protect our intellectual property rights and our susceptibility to claims by others that we are infringing on their intellectual property rights; the expiration or inability to acquire third party licenses for technology or intellectual property; any failure by us to accurately and timely price and formulate cost estimates for contracts, or to document change orders; hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements; the rate at which our backlog converts to revenue; our ability to acquire, develop and implement technology necessary for our business; consolidation in the industries in which our clients operate; risks related to client or therapeutic concentration; government regulators or our customers may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; the risks associated with operating on a global basis, including currency or exchange rate fluctuations and legal compliance, including anti-corruption laws; risks related to changes in accounting standards; general economic conditions in the markets in which we operate, including financial market conditions and risks related to sales to government entities; the impact of changes in tax laws and regulations; and our ability to successfully integrate, and achieve expected benefits from, our acquired businesses.

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

PART I
Item 1. Business

Our Company

    IQVIA is a leading global provider of advanced analytics, technology solutions, and clinical research services to the life sciences industry. IQVIA creates intelligent connections across all aspects of healthcare through its analytics, transformative technology, big data resources and extensive domain expertise. IQVIA Connected Intelligence™ delivers powerful insights with speed and agility — enabling customers to accelerate the clinical development and commercialization of innovative medical treatments that improve healthcare outcomes for patients. With approximately 70,000 employees, we conduct operations in more than 100 countries.

We are a global leader in protecting individual patient privacy. We use a wide variety of privacy-enhancing technologies and safeguards to protect individual privacy while generating and analyzing information on a scale that helps healthcare stakeholders identify disease patterns and correlate with the precise treatment path and therapy needed for better outcomes. Our insights and execution capabilities help biotech, medical device and pharmaceutical companies, medical researchers, government agencies, payers and other healthcare stakeholders tap into a deeper understanding of diseases, human behaviors and scientific advances, in an effort to advance their path toward cures.

    We have one of the largest and most comprehensive collections of healthcare information in the world, which includes more than one billion comprehensive, longitudinal, non-identified patient records spanning sales, prescription and promotional data, medical claims, electronic medical records, genomics, and social media. Our scaled and growing information set contains approximately 45 petabytes of proprietary data sourced from approximately 150,000 data suppliers and covering over one million data feeds globally. Based on this data, we deliver information and insights on over 85% of the world’s pharmaceuticals, as measured by 2019 sales. We standardize, curate, structure and integrate this information by applying our sophisticated analytics and leveraging our global technology infrastructure. This helps our clients run their organizations more efficiently and make better decisions to improve their clinical, commercial and financial performance. The breadth of the intelligent, actionable information we provide is not comprehensively available from any other source and our scope of information would be difficult and costly for another party to replicate.

    We combine our proprietary information assets with advanced analytics, transformative technology and domain expertise to develop clinical and commercial capabilities that enable us to grow our relationships with healthcare stakeholders throughout the life science’s value chain. This set of capabilities includes:

•A leading healthcare-specific global IT infrastructure, representing what we believe is one of the largest and most sophisticated information technology (“IT”) infrastructures in healthcare. We receive approximately 100 billion healthcare records annually, and our infrastructure then connects complex healthcare data while applying a wide range of privacy, security, operational, legal and contractual protections for data in response to local law, supplier requirements and industry leading practices;

•Analytics-driven clinical development, which improves clinical trial design, site identification and patient recruitment by empowering therapeutic, scientific, and domain experts with expansive levels of information, including product level tracking in 90 markets, and information about treatments and outcomes on more than one billion non-identified patients globally;

•Robust real world solutions ecosystem, with sophisticated retrospective database analytics, prospective real world data collection technology platforms and scientific expertise, which enables us to address critical healthcare issues of cost, value and patient outcomes;

•A growing set of proprietary clinical and commercial applications, which helps our clients increase their clinical operations performance, supports their regulatory and compliance needs and orchestrates their sales operations, sales management, multi- channel marketing and performance management; and

•A staff of approximately 70,000 employees across the globe, including over 24,000 Technology & Analytics Solutions employees, approximately 38,000 Research & Development Solutions employees and approximately 6,000 Contract Sales & Medical Solutions employees.

•Integration of information, analytics, technology, and domain expertise through Connected Intelligence, which enables us to provide our clients with more effective options to address their needs from Research and Development through commercialization as well as truly innovative breakthroughs such as virtual trials and global real-world evidence networks.

Our Market Opportunity

    We compete in a market of greater than $260 billion consisting of outsourced research and development, real-world evidence and connected health and technology enabled clinical and commercial operations markets for life sciences companies and the broader healthcare industry. The following sets forth our estimates for the size of our principal markets:

•Outsourced research and development: Biopharmaceutical spending on drug development totaled approximately $130 billion in 2020. Of that amount, we estimate that our addressable opportunity (clinical development spending excluding preclinical spending) was approximately $75 billion. The portion of this addressable opportunity that was outsourced in 2020, based on our estimates, was approximately $36 billion;

•Real-World Evidence and connected health: Total addressable market of approximately $80 billion based on 2020 sales that consists of two relatively equal parts. First, the market for Real-World Evidence of approximately $40 billion includes traditionally defined analytic platforms and implementation, medical and scientific analytic services, observation studies and market access. Second, the market for connected healthcare of approximately $40 billion includes areas such as revenue cycle management, payer analytics and clinical decision support services; and

•Technology enabled commercial operations: Total addressable market of approximately $50 billion based on 2020 sales that includes information, data warehousing, IT outsourcing, software applications and other services in the broader market for IT services. This addressable market also includes commercial services such as recruiting, training, deploying and managing global sales forces, channel management, patient engagement services, market access consulting, brand communication, advisory services, and health information analytics and technology consulting.

    In deriving estimates of the size of the various markets described above, we review third-party sources, which include estimates and forecasts of spending in various segments, in combination with internal IQVIA research and analysis informed by our experience serving these segments, as well as projected growth rates for each of these segments. See “Industry and Market Data” above.

    We believe there are six key trends affecting our end markets that will create increasing demand for research and development services, technology & analytics solutions and contract sales and medical solutions:

    Growth and innovation in the life sciences industry. The life sciences industry is a large and critical part of the global healthcare system, and, according to the latest information available from the IQVIA Market Prognosis service, is estimated to have generated approximately $1.27 trillion in revenue in 2020. According to our research, revenue growth in the life sciences industry globally is expected to range from 3% to 6% between 2021 and 2025. According to the IQVIA Institute, it is estimated that spending on pharmaceuticals in emerging markets will expand at a 6% to 9% compound annual growth rate (“CAGR”) through 2025. The growth of emerging markets is making these geographies strategically important to life sciences organizations and, consistent with their approach in the developed markets, we expect these organizations to apply a high degree of sophistication to their commercial operations in these countries. For global companies, this requires highly localized knowledge and information assets, the development of market access strategies and performance benchmarking. In addition, local players are learning that they need to compete on the basis of improved information and analytics.

    Growth in Research and Development. Spending trends in research and development are impacted as a result of several factors, including major biopharmaceutical companies’ efforts to replenish revenues lost from the so-called “patent cliff,” increased access to capital by the small and midcap biotechnology industry, and recent increases in pharmaceutical approvals by regulatory authorities. The IQVIA Institute also estimates that approximately 270 new molecular entities (“NMEs”) are expected to be approved between 2021 and 2025, compared to 234 between 2016 and 2020, and 220 between 2011 and 2015. We believe that further research and development spending, combined with the continued need for cost efficiency across the healthcare landscape, will continue to create opportunities for biopharmaceutical services companies, particularly those with a global reach and broad service offerings, to help biopharmaceutical companies with their pre- and post-launch solutions development and commercialization needs.

    Increased Complexity in Research and Development. Biopharmaceutical companies face environments in which it has become increasingly difficult to operate. Improved standards of care in many therapeutic areas and the emergence of new types of therapies, such as biologics, genetically targeted therapies, gene and stem cell therapies, and other treatment modalities have led to more complex development and regulatory pathways. We believe that our global clinical development capabilities, including our expertise in biomarkers and genomics and our global laboratory network, position us well to help biopharmaceutical companies manage the complexities inherent in an environment where this type of expertise is important. For example, Connected Intelligence helps us validate protocols to ensure studies in new disease areas have greater accuracy and also enables us, through innovations such as predictive analytics, to find patients who may not have been diagnosed.

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

Our Growth Strategy

    We believe we are well positioned for continued growth across the markets we serve. Our strategy for achieving growth includes:

    Continue to innovate through our Connected Intelligence by leveraging our information, advanced analytics, transformative technology and significant domain expertise. As a leader in the development and commercialization of new pharmaceutical therapies, we can empower our therapeutic, scientific and domain experts with expansive levels of information including product level tracking in 90 markets and information about treatments and outcomes on more than one billion non-identified patients. By connecting this intelligence, we have the ability to optimize the clinical trial process and enable our clients to reduce costs and get their products to market more quickly through more informed site selection, faster patient recruitment practices and virtual trials. We transform Real World Evidence by linking prospective and retrospective approaches and introduce innovation such as secondary control arms, which eliminate the need for a placebo group. We bring best in class SaaS platforms, purpose built for life sciences, to our clients to help them run their clinical and commercial operations more efficiently.

    Build upon our extensive client relationships and leverage our global presence. We have a diversified base of over 10,000 clients in over 100 countries and have expanded our client value proposition to address a broader market for research and development and commercial operations which we estimate to be more than $260 billion in 2020. Through the combined offerings of research and development and commercial services we built a platform that allows us to be a more complete partner to our clients.

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

    Real World Solutions. We enable life sciences and provider customers to generate and disseminate evidence in a cost-efficient manner which informs health care decision making and ultimately improves patients’ outcomes. Our use of a wide range of privacy and security safeguards protect non-identified patient-level medical claims, prescriptions, electronic medical records, genomics, patient reported outcome and social media data. Our scaled information networks include more than one billion non-identified patients globally. We technology-enable these data flows by harmonizing them to common data models and loading them onto our proprietary evidence platforms for secure access by our customers. We provide access to deep clinical data in Oncology, Rare Disease, and other specialty areas. Our Natural Language Processing capabilities help us create structured data from unstructured clinical notes. We help our global customers across payers, providers, governments, and biopharmaceutical companies to answer critical questions about healthcare interventions related to safety, effectiveness, and value. We also bring together stakeholders across healthcare to collaborate in efforts to develop new information sources, more effective reimbursement models, and better patient outcomes.

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

    Information offerings. Our national offerings comprise unique services in over 100 countries that provide consistent country level performance metrics related to sales of pharmaceutical products, prescribing trends, medical treatment and promotional activity across multiple channels including retail, hospital and mail order. Our sub-national offerings comprise unique services in over 70 countries that provide a consistent measurement of sales or prescribing activity at the regional, zip code and individual prescriber level (depending on regulation in the relevant country). Our widely used reference database that tracks over 22 million healthcare professionals in over 100 countries, providing a comprehensive view of health care practitioners that is critical for the commercial success of our clients’ marketing and sales initiatives.

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

    Clinical Laboratory Services. We provide our clients globally scaled end-to-end clinical trial laboratory and research services through our majority-owned joint venture with Quest Diagnostics Incorporated (“Quest”), which was formed on July 1, 2015. We offer the full range of central laboratory, genomic, bioanalytical, ADME, discovery, vaccine and biomarker laboratory services along with sample and consent tracking services supporting clinical trials offerings within the joint venture, which is referred to as Q2 Solutions.

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

Our Clients

    Sales to companies in life sciences, including pharmaceutical companies, biotechnology companies, device and diagnostic companies, and consumer health companies, account for the majority of our revenues. Nearly all of the top 100 global pharmaceutical and biotechnology companies, measured by revenue, are clients, and many of these companies subscribe to reports and services in many countries. Other clients include payers, government and regulatory agencies, providers, pharmaceutical distributors, and pharmacies. Our client base is broad in scope and enables us to avoid dependence on any single client. No single client accounted for 10% or more of our total company revenues in 2020, 2019, or 2018. As of December 31, 2020 the largest client based on its percentage of total company revenue contributed approximately 5%.

Our Competition

    Our Technology & Analytics Solutions business competes with a broad and diverse set of businesses. While we believe no competitor provides the combination of geographical reach and breadth of its services, we generally compete in the countries in which we operate with other information, analytics, technology, services and consulting companies, as well as with the in-house capabilities of our clients. Also, we compete with certain government agencies, private payers and other healthcare stakeholders that provide their data directly to others. In addition to country- by-country competition, we have a number of regional and global competitors in the marketplace as well. Our offerings compete with various firms, including Accenture, Aetion, Panalgo, Cognizant Technology Solutions, Covance Inc., Deloitte, Evidera (now part of PPD), GfK, LexisNexis Risk Solutions, IBM, Infosys, Kantar Health (now part of Cerner Corporation), McKinsey, Nielsen, OptumInsight, PAREXEL International Corporation, Press Ganey, RTI Health Solutions, PRA Health Sciences, Tempus, Veeva, and ZS Associates. We also compete with a broad range of new entrants and start-ups that are looking to bring new technologies and business models to healthcare information services and technology services.

    The markets for Research & Development Solutions offerings are highly competitive, and we compete against traditional clinical research organizations (“CROs”), the in-house research and development departments of biopharmaceutical companies, universities, and teaching hospitals. Among the traditional CROs, there are several-hundred small, limited-service providers, several medium-sized firms and only a few full-service companies with global capabilities. Our primary competitors include Covance Inc., ICON plc, PAREXEL International Corporation, Pharmaceutical Product Development, Inc., PRA Health Sciences, and Syneos Health, among others.

    Our Contract Sales & Medical Solutions business competes against the in-house sales and marketing departments of biopharmaceutical companies, other contract pharmaceutical sales and service organizations and consulting firms. Contract Sales & Medical Solutions’ primary competitor in the United States is Syneos Health, Eversana and UDG Healthcare plc. Outside of the United States, Contract Sales & Medical Solutions typically competes against single country or more regionally focused service providers, such as UDG Healthcare plc, Syneos Health, EPS Corporation and CMIC HOLDINGS Co., Ltd.

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

Human Capital

Overview. Our approximately 70,000 employees help us drive our business success and achieve our ambition to advance human health. We are a diverse global team that shares a passion for collaboration and solving complex problems. Our workforce is comprised of a wide variety of professionals, including clinicians, data scientists, epidemiologists, and more.

Our culture is one in which employees are encouraged to apply their insight, curiosity, and intellectual courage across everything they do. The way we manage our people and the programs we offer our employees reflect our commitment to fostering this culture of empowerment and engagement.

Each one of our employees provide value, no matter where they sit within the organization. We are committed to creating an environment where all employees are respected and heard, where people from all backgrounds can contribute to and share in our growth, and where opportunity and advancement is available to everyone.

Employee Engagement. In 2020, we completed our second company-wide employee survey since the Merger between Quintiles and IMS Health in 2016. The survey provided a valuable opportunity to hear the perspectives of our workforce around the world.

In 2020, responses increased for this survey, and 81% of respondents indicated a favorable view of the Company's employee engagement, which was a 13 percentage point increase from our last company-wide employee survey in 2018, 4 points higher than the Fortune 500 benchmark and 5 points higher than the broader survey benchmark. The survey results indicate the actions we have taken over the past two years have had a positive impact. Other areas where we saw favorable scores were: Employees acquiring the knowledge and skills needed to be effective in their jobs (84%); employees feeling part of a team (84%); and employees who would recommend IQVIA as a great place to work (81%).

Protection and Support of our Employees During the COVID-19 Pandemic. As a company, we did our best to support our employees, preserve employment and maintain base compensation throughout the year. We accepted that our financial performance would be affected by the pandemic, but declined to make dramatic cuts that would impact the lives of our employees. We also launched the IQVIA Cares program to provide over $1 million of financial assistance to approximately 2,200 employees facing financial hardship resulting from the crisis. This program was entirely funded by our directors, senior leaders and other employees from around the world voluntarily forgoing a portion of their pay for a period of time. We continued to build a strong supportive culture around values of mutual respect and pride in the important work we do. This will endure far beyond the crisis.

The safety of employees, patients, healthcare professionals, customers and suppliers with whom we frequently interact was our highest priority as COVID-19 spread across the globe. To limit exposure, we substantially restricted travel, supplied personal protective equipment to field-based employees, closed facilities and asked most of our staff to work remotely. On short notice, we added bandwidth and VPN capacity to our advanced infrastructure to enable 95% of our employees at the peak of the pandemic to work remotely and avoid service disruptions. At the same time, we continued to maintain and enhance our cybersecurity protections, which included completing the global roll-out of our core Endpoint Detection & Response solution to all workstations, thus protecting them from cyber threats regardless of location and network status (on or off VPN), and accelerating the deployment of an Advance Response tool to enable bulk remediation of vulnerabilities on remote workstations.

Diversity and Inclusion. Our commitment to diversity and inclusion is reflected in the various policies, programs, training and support we offer, including our Employee Resource Groups, manager diversity and inclusion training and our highly diverse global workforce.

Our global workforce operates in over 100 countries and represents approximately 80 different ethnicities. In the United States, approximately 63% of our employees identify as white and approximately 37% and 11% identify as non-White and Black or African American, respectively. Approximately 59% of our employees globally are female and approximately 51% of employees worldwide at a manager level are female.

Our growing network of Employee Resource Groups (ERGs) provides a framework for employees to connect and collaborate with colleagues with similar interests. These groups support our values and business goals and foster the diverse thinking required for innovation. They provide a forum for the exchange of ideas and opportunities for mentoring and professional development.

There are five global ERGs—all are employee-led, voluntary, and open to every employee. Each ERG has a mission that is aligned to our vision, values, and core operating principles.

•Black, Asian, and Minority Ethnic Network Group (BAME): connects employees to provide a sense of community to support in the professional and personal development of Black, Asian and minority ethnic group employees across the organization.

•Emerging Professionals Group (EPG): fosters ambition and builds community among our leadership and talent pipeline for emerging professionals through networking, personal development, and volunteerism.

•Lesbian, Gay, Bisexual and Transgender (LGBT+) Group: supports the ability for all people at IQVIA to be their authentic selves by fostering an inclusive, equal, and inspiring culture for LGBT+ employees.

•Veterans Employee Resource Group (VERG): offers opportunities and support through the IQVIA community to its veteran and active service members and family.

•Women Inspired Network (WIN): fosters a corporate culture that inspires women to excel in their careers at IQVIA and within the biopharma industry.

In 2020, we grew our ERG membership to more than 2,500 participants worldwide, with multiple chapters being established across the globe. In response to COVID-19, the ERGs quickly pivoted and moved much of their engagement efforts online, hosting multiple virtual events and meet-ups to ensure the sense of community they provide to was not lost amid the pandemic.

Employee Well-being. Investing in resources and incentives to promote the personal well-being of our employees and their families is an important way we take care of our people. As a digital healthcare company, we also use our own in-house technical expertise to develop online tools to enable our employees to access resources quickly and seamlessly.

We provide a variety of health and welfare benefit plans that are available to employees and their family members, based on their location and specific country regulations. Plans may include medical, dental, and vision coverage; telemedicine and on-site medical care; critical illness coverage; disability, accidental death and dismemberment, pet and life insurance; tuition reimbursement; identity theft protection; commuter benefits; matching gift programs; and locally relevant savings and retirement plans such as pensions and 401(k) plans.

We provide parental leave for all full-time employees for the birth or adoption of a child, with variability in leave time dependent on location. We also provide paid leave for other life matters including sick time, bereavement, jury duty, military service, and time off for voting, depending on country specific policies.

Beyond health and welfare benefits, many regions also offer employee wellness programs. In the United States, our “Healthy You” wellness program offers employees a range of wellness benefits, including free flu shots, teledoc services, nutrition counseling, tobacco cessation support and reimbursement for wellness-related expenses.

Our Employee Assistance Program (EAP) is available to approximately 70% of our workforce worldwide. Our EAP is a free and voluntary program that offers confidential mental and emotional well-being support, including assessments, counseling, and follow-up services. In 2020, employees were faced with new and difficult burdens as the COVID-19 pandemic upended nearly everyone’s life. As the year unfolded, we saw an urgent need to address and assist all employees in helping them build resilience in response to the ongoing pandemic. As a result, we accelerated our plans to roll out our EAP to the remainder of our workforce. This acceleration will make support available to our entire global workforce in the second quarter of 2021 through a network of existing and new EAP programs and programs included in local benefit packages. In addition, we are exploring a training program for all managers on how to support team members who may be affected by the pandemic.

Compensation and Benefits. IQVIA compensation programs support our overall strategy by linking employee compensation with both business and personal performance. This approach to compensation demonstrates our “pay for performance” philosophy, as well as our focus on providing compensation program that attract, retain and motivate and reward employees. In addition to the benefits described above, our compensation programs include base salaries, annual bonuses, and long-term incentive awards.

Talent and Learning. Helping our people grow, develop, and reach their full potential is a key component of our management approach. Nurturing talent is critical in a highly competitive industry, and it also keeps our employees motivated and engaged.

We invest in our employees’ development throughout their careers at IQVIA through our various talent and learning initiatives. Our strategy is focused on supporting business growth, optimizing our offerings through enhanced digital tools, and building the future leaders of IQVIA. At the same time, we are working to transform the employee experience and evolve our performance management approach to be more responsive to our employees’ experiences. Mirroring our overall culture, our approach to talent and learning is underpinned by the philosophy of empowerment, and we encourage all employees to take ownership of their careers.

We offer a suite of formal and informal learning opportunities, many which focus on business specific topics such as regulatory compliance, technology, analytics, clinical and therapy areas, and more.

We want our employees to have meaningful careers, and we are committed to the idea that career development is a result of growth through new experiences. To foster this growth, we engage employees on their purpose, strengths, and agility. We encourage employees to remain curious and flexible towards their career, exploring opportunities across the organization. Employees take ownership for their development in partnership with managers, mentors, and others. Similarly, performance management is driven by ongoing conversations about priorities, contributions and development.

In 2020, we also introduced our Future Leaders Program, a robust training aimed to develop the next generation of leadership at IQVIA. More than 60 attendees from 18 countries were chosen to take part in this four-month program. In light of COVID-19, we rapidly adapted the program design to make it a fully virtual experience. Sessions consisted of live webinars co-led by senior executives, peer coaching, projects, and skills assessments. Feedback was positive, and we will bring together two more cohorts in 2021, targeting nearly 100 more participants from around the world.

Health and Safety. Ensuring the health and safety of our employees is essential, whether they work in our corporate offices or labs. We strive to create a culture of safety so our employees can remain healthy and productive.

We incorporate environmental laws and regulations into our policies and procedures throughout our organization. At the corporate level, we have group certifications to ISO 14001:2015 and ISO45001: 2018. In accordance with both certifications, we have a robust, integrated Environmental, Health and Safety Management System (EHSMS) with supporting standard operating procedures in place, which demonstrates our commitment to continuous improvement. Under our EHSMS, all employees must actively participate in helping to maintain a safe, healthy, and secure work environment. Our Code of Conduct describes the obligations of employees to maintain such an environment, follow all applicable safety and security rules and complete required training.

Q2 Solutions, our joint venture with Quest Diagnostics, operates laboratories in the United States, United Kingdom, Singapore, India, Japan, and China. Q2 facilities are certified to ISO 14001:2015 and ISO45001: 2018. Depending on the location and services provided accreditation also will include ISO 14001, CAP ISO 15189, ISO 9001, NGSP Level 1, ANVISA, ISO45001, CDC Lipids, CLIA, MOH Certified Laboratory.

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

Summary of Risk Factors

Below is a summary of some of the principal risks that could adversely affect our business, operations and financial results:

Risks Relating to Our Business
•Our business and operations may be adversely affected by the COVID-19 pandemic.
•The potential loss or delay of contracts could adversely affect our results.
•Our financial results may be adversely affected if we underprice our contracts, overrun our cost estimates or fail to receive approval for or experience delays in documenting change orders.
•Failure to meet productivity objectives under our internal business transformation initiatives could adversely impact our competitiveness and harm our operating results.
•If we are unsuccessful at investing in growth opportunities and are unable to develop and market new services or enter new markets, our growth, results of operations or financial condition could be adversely affected.
•If we are unable to successfully identify, acquire and integrate existing businesses, services and technologies, our business, results of operations and financial condition could be adversely impacted.
•If we are unable to attract suitable investigators and patients for our clinical trials, our clinical development business might suffer.
•If we lose the services of key personnel or are unable to recruit additional qualified personnel, our business could be adversely affected.
Intellectual Property
•We depend on third parties for data and support services. Our suppliers or providers might restrict our use of or refuse to license data or provide services, which could lead to our inability to access certain data or provide certain services and, as a result, materially and adversely affect our operating results and financial condition.
•Our success depends on our ability to protect our intellectual property rights.
•We may be subject to claims by others that we are infringing on their intellectual property rights.
•We rely on licenses from third parties to certain technology and intellectual property rights for some of our services and the licenses we currently have could terminate or expire.
IT systems and Information
•Security breaches and unauthorized use of our IT systems and information could expose us, our clients, our data suppliers or others to risk of loss.
•We may experience challenges with the acquisition, development, enhancement or deployment of technology necessary for our business.
•Our business depends on the continued effectiveness and availability of our information systems, including the information systems we use to provide our services to our clients.
•Data protection, privacy and similar laws restrict access, use and disclosure of personal information, and failure to comply with these laws could materially harm our business.
Client Risks
•Consolidation in the industries in which our clients operate may reduce the volume of services purchased by consolidated clients following an acquisition or merger.
•We may be adversely affected by client or therapeutic concentration.
•Our relationships with existing or potential clients who are in competition with each other may adversely impact the degree to which other clients or potential clients use our services.

•There is a risk that we may initiate a clinical trial for a client, and then the client becomes unwilling or unable to fund the completion of the clinical trial, and we may be ethically bound to complete or wind down the clinical trial at our own expense.
Market Forces
•Disruptions in the credit and capital markets and unfavorable general economic conditions could negatively affect our business, results of operations and financial condition.
•Our effective income tax rate may fluctuate for a variety of reasons.
•Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect our financial statements.
•Due to the global nature of our business we are subject to international economic, political and other risks that could negatively affect our results of operations and financial condition.
Liability Exposure
•Our Research & Development Solutions business could subject us to potential liability.
•Our Contract Sales & Medical Solutions business could result in liability to us if a drug causes harm to a patient.
•Our insurance may not cover all of our indemnification obligations and other liabilities associated with our operations.
•We may make mistakes in conducting a clinical trial that could negatively impact the usefulness of the clinical trial which could subject us to significant costs or liability.
•If we fail to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations, we could be subject to significant costs or liability.

Risks Relating to Our Industry
•The biopharmaceutical services industry is highly competitive.
•Outsourcing trends in the biopharmaceutical industry and changes in aggregate spending and research and development budgets could adversely affect our operating results and growth rate.
•We may be affected by healthcare reform and potential additional reforms.
•Actions by government regulators or clients to limit a prescription’s scope or withdraw an approved drug from the market could affect our business and result in a loss of revenues.
•If we do not keep pace with rapid technological changes, our services may become less competitive or obsolete.
•Laws restricting biopharmaceutical sales and marketing practices may adversely impact demand for our services.

Risks Relating to Our Indebtedness
•Restrictions imposed in the Senior Secured Credit Facilities (as defined below) and other outstanding indebtedness, including the indentures governing outstanding notes issued by our wholly owned subsidiary IQVIA Inc., may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.
•Restrictive covenants in our other indebtedness may limit our flexibility in our current and future operations.
•Interest rate fluctuations and our ability to deduct interest expense may affect our results of operations and financial condition.
•We may be adversely affected by changes in the method of determining the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate.

Risks Related to Ownership of Our Common Stock
•Provisions of the corporate governance documents of IQVIA could make an acquisition of IQVIA difficult and may prevent attempts by its stockholders to replace or remove its management, even if beneficial to its stockholders.
•Our operating results and share price may be volatile, which could cause the value of our stockholders’ investments to decline.
•Our certificate of incorporation contains a provision renouncing any interest and expectancy in certain corporate opportunities identified by certain parties.

For a more complete discussion of the material risk facing our business, see below.

Risks Relating to Our Business

Our business and operations has been and may in the future be adversely affected by the novel coronavirus (COVID-19) pandemic.

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

As COVID-19 continues to spread, we have and may in the future experience disruptions that could severely impact our business, including:

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

    Most of our Research & Development Solutions clients can terminate our contracts upon 30 to 90 days notice. Our clients may delay, terminate or reduce the scope of our contracts for a variety of reasons beyond our control, including but not limited to:

•decisions to forego or terminate a particular clinical trial;
•lack of available financing, budgetary limits or changing priorities;
•actions by regulatory authorities;
•production problems resulting in shortages of the drug being tested;
•failure of products being tested to satisfy safety requirements or efficacy criteria;
•unexpected or undesired clinical results for products;
•insufficient patient enrollment in a clinical trial;
•insufficient investigator recruitment;
•shift of business to a competitor or internal resources;

•product withdrawal following market launch; or
•shut down of manufacturing facilities.
    The COVID-19 pandemic, or a similar global event, could also exacerbate many of the above situations and cause delays, changes in scope or cancellation of our contracts. As a result, contract terminations, delays and alterations are a regular part of our Research & Development Solutions business. In the event of termination, our contracts often provide for fees for winding down the project, but these fees may not be sufficient for us to realize the full amount of revenues or profits anticipated under the related services contracts, and termination may result in lower resource utilization rates. In addition, we will not realize the full benefits of our backlog of contractually committed services if our clients cancel, delay or reduce their commitments under our contracts with them, which may occur if, among other things, a client decides to shift its business to a competitor or revoke our status as a preferred provider. Thus, the loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our revenues and profitability. We believe the risk of loss or delay of multiple contracts potentially has greater effect where we are party to broader partnering arrangements with global biopharmaceutical companies.

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

    Additionally, we depend on third parties for support services to our business. Such support services include, but are not limited to, third- party transportation providers, suppliers of drugs for patients participating in clinical trials, suppliers of kits for use in our clinical trial laboratories business, suppliers of reagents for use in our testing equipment and providers of maintenance contracts for our equipment. The failure of any of these third parties to adequately provide the critical support services could have a material adverse effect on our business.

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

    Such consequences could arise if, among other things, the following occur:

    Improper performance of our services. The performance of clinical development services is complex and time-consuming. For example, we may make mistakes in conducting a clinical trial that could negatively impact or obviate the usefulness of the clinical trial or cause the results of the clinical trial to be reported improperly. If the clinical trial results are compromised, we could be subject to significant costs or liability, which could have an adverse impact on our ability to perform our services. As examples:

•non-compliance generally could result in the termination of ongoing clinical trials or sales and marketing projects or the disqualification of data for submission to regulatory authorities;

•compromise of data from a particular clinical trial, such as failure to verify that informed consent was obtained from patients, could require us to repeat the clinical trial under the terms of our contract at no further cost to our client, but at a substantial cost to us; and

•breach of a contractual term could result in liability for damages or termination of the contract.

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

    We also store proprietary and sensitive information in connection with our business, which could be compromised by a cyberattack. To the extent that any disruption or security breach results in a loss or damage to our data, an inappropriate disclosure of proprietary or sensitive information, an inability to access data sources, or an inability to process data or provide our offerings to our clients, it could cause significant damage to our reputation, affect our relationships with our data suppliers and clients (including loss of suppliers and clients), lead to claims against us and ultimately harm our business. We may be required to incur significant costs to alleviate, remedy or protect against damage caused by these disruptions or security breaches in the future. We may also face inquiry or increased scrutiny from government agencies as a result of any such disruption or breach. While we have insurance coverage for certain instances of a cyber security breach, our coverage may not be sufficient if we suffer a significant attack or multiple attacks. Any such breach or disruption could have a material adverse effect on our operating results and our reputation as a service provider.

    Some of our vendors have significant responsibility for the security of certain of our data centers and computer-based platforms or software-as-a-service (SaaS) applications upon which our businesses rely to host or process data or to perform various functions. Also, our data suppliers have responsibility for security of their own computer and communications environments. These third parties face risks relating to cyber security similar to ours, which could disrupt their businesses and therefore materially impact ours. Accordingly, we are subject to any flaw in or breaches to their computer and communications systems or those that they operate for us, which could result in a material adverse effect on our business, operations and financial results.

    Failure to meet productivity objectives under our internal business transformation initiatives could adversely impact our competitiveness and harm our operating results.

    We are pursuing business transformation initiatives to update technology, increase innovation and obtain operating efficiencies. As part of these initiatives, which include accelerating site start-up timelines and improving our customer buying experience, we seek to improve our productivity, flexibility, quality, functionality and cost savings by investing in the development and implementation of global platforms and integration of our business processes and functions to achieve economies of scale. These various initiatives may not yield their intended gains, or be completed in timely manner, which may impact our competitiveness and our ability to meet our growth objectives and, as a result, materially and adversely affect our business, operating results and financial condition.

    If we are unsuccessful at investing in growth opportunities, our business could be materially and adversely affected.

    We continue to invest significantly in growth opportunities, including the development and acquisition of new data, technologies and services to meet our clients’ needs. For example, we are expanding our services and technology offerings, such as the development of a cloud-based platform with a growing number of applications to support commercial and clinical operations for life sciences companies (e.g., multi-channel marketing, marketing campaign management, customer relationship management, incentive compensation management, targeting and segmentation, performance management, site engagement payments, trial master file, risk based monitoring, clinical trial management and decentralized trials and other applications). We also continue to invest significantly in growth opportunities in emerging markets, such as the development, launch and enhancement of services in China, India, Russia, Turkey, and other countries. We consider our presence in these markets to be an important component of our growth strategy.

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

    The confidentiality, collection, use, retention, security, transfer and disclosure of personal data, including individually identifiable health information and clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data were collected or used (collectively, "Privacy Laws"). For example, United States federal regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) create specific requirements for the protection of the privacy and security of individual health information. These provisions apply to both “covered entities” (primarily health care providers and health insurers) and their “business associates” or service providers. As there are some instances where we are a HIPAA “business associate” of a “covered entity,” we can be directly liable for mishandling protected health information. Under HIPAA’s enforcement scheme, we can be subject to significant penalties in connection with HIPAA violations, along with the potential for significant other expenditures related to these activities. These rules require individuals’ written authorization in many situations, in addition to any required informed consent, before protected health information may be used for research. We are both directly and indirectly affected by the privacy provisions surrounding individual authorizations because many investigators with whom we are involved in clinical trials are directly subject to them as a HIPAA “covered entity” and because we obtain identifiable health information from third parties that are subject to such regulations.

In general, patient health information is among the most sensitive (and highly regulated) of personal information. Privacy Laws in the United States and around the world are designed to ensure that information about an individual’s healthcare is properly protected from inappropriate access, use and disclosure. Privacy Laws also include the European Union’s (“EU”) General Data Protection Regulation, Canada’s Personal Information Protection and Electronic Documents Act and other data protection, privacy, data security, data localization and similar national, state/provincial and local laws. In the EU, personal data includes any information that relates to an identifiable natural person. Health information about an identifiable person carries additional obligations under EU law, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU rules with respect to cross-border transfers of such data out of the EU (along with similar data transfer requirements or data localization requirements in other countries).

    We have established frameworks, models, processes and technologies to manage privacy and security for many data types, from a variety of sources, and under a myriad of Privacy Laws. In addition, we rely on our data suppliers to deliver information to us in a form and in a manner that complies with applicable Privacy Laws. These laws are complex and there is no assurance that the safeguards and controls employed by us or our data suppliers will be sufficient to prevent a breach of these laws, or that claims will not be filed against us or our data suppliers despite such safeguards and controls. Failure to comply with such laws, certain certification/registration and annual re-certification/registration provisions associated with these data protection and privacy regulations, and similar rules in various jurisdictions, or to resolve any serious privacy complaints, may result in, among other things, regulatory sanctions, criminal prosecution, civil liability, negative publicity, damage to our reputation, or data being blocked from use or liability under contractual provisions. For example, in July 2015, indictments were issued by the Seoul Central District Prosecutors’ Office in South Korea against IMS Korea and two of its employees, among others, alleging improper handling of sensitive health information in violation of applicable privacy laws. See Item 3 “Legal Proceedings” for additional information.

    Laws and expectations relating to privacy continue to evolve, and we continue to adapt to changing needs. For example, the definition of “personally identifiable information” and “personal data” continues to evolve and broaden and many new laws and regulations are being enacted. In addition, certain established programs have been (or are at risk of being) declared invalid (such as the EU-U.S. Privacy Shield framework that operated for several years but was struck down by the European Court of Justice in July, 2020), so that this area remains in a state of flux. Changes to these programs may adversely impact our ability to provide services to our clients or develop new products or services. Federal, state and foreign governments are contemplating or have proposed or adopted new Privacy Laws or modifications to existing Privacy Laws, including by amendment, replacement or interpretation through judicial or administrative decisions. New or modified Privacy Laws might, among other things, require us to implement new security measures and processes or bring within the scope of the Privacy Law other data not currently regulated, each of which may require substantial expenditures or limit our ability to offer some of our services. Additionally, changes in Privacy Laws may limit our data access, use and disclosure, and may require increased expenditures by us or may dictate that we not offer certain types of services. Any of the foregoing may have a material adverse impact on our ability to provide services to our clients or maintain our profitability.

    There is ongoing concern from privacy advocates, regulators and others regarding data protection and privacy issues, and the number of jurisdictions with Privacy Laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identified, anonymous or pseudonymized health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. These discussions may lead to further restrictions on the use of such information. There can be no assurance that these initiatives or future initiatives will not adversely affect our ability to access and use data or to develop or market current or future services.

    Many Privacy Laws protect more than patient information, and although they vary by jurisdiction, these laws can extend to employee information, business contact information, provider information and other information relating to identifiable individuals. Failure to comply with these laws may result in, among other things, civil and criminal liability, negative publicity, damage to our reputation and liability under contractual provisions. In addition, compliance with such laws may require increased costs to us or may dictate that we not offer certain types of services.

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

    Backlog represents future revenues for our Research & Development Solutions business from work not yet completed or performed under signed binding commitments and signed contracts. Once work begins on a project, revenue is recognized over the duration of the project. Projects may be terminated or delayed by the client or delayed by regulatory authorities for reasons beyond our control. To the extent projects are delayed, the timing of our revenue could be affected. In the event that a client cancels a contract, we typically would be entitled to receive payment for all services performed up to the cancellation date and subsequent client-authorized services related to terminating the canceled project. Typically, however, we have no contractual right to the full amount of the revenue reflected in our backlog in the event of a contract cancellation. The duration of the projects included in our backlog, and the related revenue recognition, range from a few weeks to many years. Our backlog may not be indicative of our future revenues from our Research & Development Solutions business, and we may not realize all the anticipated future revenue reflected in our backlog. A number of factors may affect backlog, including:

•the size, complexity and duration of the projects;

•the percentage of full services versus functional services;

•the cancellation or delay of projects; and

•change in the scope of work during the course of a project.

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

    The rate at which our backlog converts to revenue may vary over time for a variety of reasons. The revenue recognition on larger, more global projects could be slower than on smaller, less global projects for a variety of reasons, including but not limited to an extended period of negotiation between the time the project is awarded to us and the actual execution of the contract, as well as an increased timeframe for obtaining the necessary regulatory approvals. Additionally, the increased complexity of the drug development pipeline and the need to enroll precise patient populations could extend the length of clinical trials causing revenue to be recognized over a longer period of time. Further, delayed projects will remain in backlog, unless otherwise canceled by the client, and will not generate revenue at the rate originally expected. Thus, the relationship of backlog to realized revenues may vary over time.

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

    Due to the global nature of our business and our reliance on information systems to provide our services, we intend to increase our use of web-enabled and other integrated information systems in delivering our services. We also provide access to similar information systems to certain of our clients in connection with the services we provide them. As the breadth and complexity of our information systems continue to grow, we will increasingly be exposed to the risks inherent in the development, integration and ongoing operation of evolving information systems, including:

•disruption, impairment or failure of data centers, telecommunications facilities or other key infrastructure platforms;

•security breaches of, cyberattacks on and other failures or malfunctions in our critical application systems or their associated hardware; and

•excessive costs, excessive delays or other deficiencies in systems development and deployment.

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

    Although we did not have any client that represented 10% or more of our revenues in 2020, 2019 and 2018, we derive the majority of our revenues from a number of large clients. If any large client decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

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

    We have significant operations in countries that may require complex arrangements to deliver services throughout the world for our clients. Additionally, we have established operations in locations remote from our most developed business centers. As a result, we are subject to heightened risks inherent in conducting business internationally, including the following:

•required compliance with a variety of local laws and regulations which may be materially different than those to which we are subject in the United States or which may change unexpectedly; for example, conducting a single clinical trial across multiple countries is complex, and issues in one country, such as a failure to comply with local regulations or restrictions, may affect the progress of the clinical trial in the other countries, for example, by limiting the amount of data necessary for a clinical trial to proceed, resulting in delays or potential cancellation of contracts, which in turn may result in loss of revenue;

•the United States or foreign countries could enact legislation or impose regulations or other restrictions, including unfavorable labor regulations, tax policies or economic sanctions, which could have an adverse effect on our ability to conduct business in or expatriate profits from the countries in which we operate, including hiring, retaining and overseeing qualified management personnel for managing operations in multiple countries, differing employment practices and labor issues, and tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in a higher effective tax rate for us;

•foreign countries are expanding or may expand their regulatory framework with respect to patient informed consent, protection and compensation in clinical trials, which could delay or inhibit our ability to conduct clinical trials in such jurisdictions;

•the regulatory or judicial authorities of foreign countries may not enforce legal rights and recognize business procedures in a manner in which we are accustomed or would reasonably expect;

•local, economic, political and social conditions, including potential hyperinflationary conditions, political instability, and potential nationalization, repatriation, expropriation, price controls or other restrictive government actions, including changes in political and economic conditions may lead to changes in the business environment in which we operate, as well as changes in foreign currency exchange rates;
•immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events (including proposals in the U.S. to change limitations on temporary and permanent workers), and local immigration laws may require us to meet certain other legal requirements as a condition to obtaining or maintaining entry visas, which may impact our ability to provide services to our clients;

•potential violations of local laws or anti-bribery laws, such as the United States Foreign Corrupt Practices Act (“FCPA”), and the UK Bribery Act, may cause difficulty in managing foreign operations, as well as significant consequences to us if those laws are violated;

•regulatory changes and economic conditions following the UK’s exit from the EU (“Brexit”), including uncertainties as to its effect on trade laws, tariffs, instability and volatility in the global financial and currency markets, conflicting or redundant regulatory regimes in Europe and political stability;

•clients in foreign jurisdictions may have longer payment cycles, and it may be more difficult to collect receivables in foreign jurisdictions; and

•natural disasters, pandemics such as the COVID-19 (coronavirus), or international conflict, including terrorist acts, could interrupt our services, endanger our personnel, lower patient visits and increase patient drop-out rates, cause delays in recruitment of new patients, decrease the productivity of our clinical research associates, cause other project delays or loss of clinical trial materials or results.

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

    Because a large portion of our revenues and expenses are denominated in currencies other than the United States dollar and our financial statements are reported in United States dollars, changes in foreign currency exchange rates could significantly affect our results of operations and financial condition. Exchange rate fluctuations between local currencies and the United States dollar create risk in several ways, including:

•Foreign Currency Translation Risk. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our consolidated results.

•Foreign Currency Transaction Risk. We are subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of a transaction. We earn revenue from our service contracts over a period of several months and, in some cases, over several years. Accordingly, exchange rate fluctuations during this period may affect our profitability with respect to such contracts.

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

    Our effective income tax rate may fluctuate for a variety of reasons, which may adversely affect our operations, earnings and earnings per share.

    Our effective income tax rate is influenced by our projected profitability in the various taxing jurisdictions in which we operate. Changes in a jurisdiction’s income tax rates and the distribution of our profits and losses among such jurisdictions may have a significant impact on our effective income tax rate, which in turn could have an adverse effect on our net income and earnings per share. Other factors that may affect our effective income tax rate include, but are not limited to:

•changes in the value of deferred tax assets and liabilities;

•changes in tax laws in various jurisdictions;

•audits by taxing authorities; and

•the establishment of valuation allowances against deferred income tax assets if we determined that it is more likely than not that future income tax benefits will not be realized.

In addition, our effective income tax rate is influenced by U.S. tax law which has been substantially modified by the Tax Cuts and Jobs Act enacted in 2017 (“Tax Act”). Currently, regulations regarding Global Intangible Low-Taxed Income (“GILTI”) and the use of Foreign Tax Credits have been issued in proposed form, and if the application of these provisions are modified to change the interpretation to us it could have an adverse impact on our effective income tax rate. In the course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain which may require the use of estimates and significant judgement to account for their impact on the effective income tax rate in our consolidated financial statements. As the regulations and guidance evolve with respect to the Tax Act, our results may differ from previous estimates and may materially affect our consolidated financial statements.

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

    We are required to prepare our financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which is periodically revised and/or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that future accounting standards we are required to adopt, such as amended guidance for income taxes, may require additional changes to the current accounting treatment that we apply to our financial statements and may require us to make significant changes to our reporting systems. Such changes could result in a material adverse impact on our results of operations and financial condition.

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

    From time to time, we have adopted restructuring plans to improve our operating efficiency through various means such as reduction of overcapacity, elimination of non-billable support roles or other realignment of resources. Restructuring presents significant potential risks of events occurring that could adversely affect us, including:

•actual or perceived disruption of service or reduction in service standards to clients;

•the failure to preserve supplier relationships and distribution, sales and other important relationships and to resolve conflicts that may arise;

•loss of sales as we reduce or eliminate staffing on non-core services;

•diversion of management attention from ongoing business activities; and

•the failure to maintain employee morale and retain key employees.

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

    Economic factors and industry trends that affect biopharmaceutical companies affect our Research & Development Solutions business. Biopharmaceutical companies continue to seek long-term strategic collaborations with global clinical research organizations with favorable pricing terms. Competition for these collaborations is intense and we may decide to forego an opportunity or we may not be selected, in which case a competitor may enter into the collaboration and our business with the client, if any, may be limited. In addition, if the biopharmaceutical industry reduces its Research & Development Solutions activities or reduces its outsourcing of clinical trials and sales and marketing projects or such outsourcing fails to grow at projected rates, our operations and financial condition could be materially and adversely affected. We may also be negatively impacted by consolidation and other factors in the biopharmaceutical industry, which may slow decision making by our clients or result in the delay or cancellation of clinical trials. Our commercial services may be affected by reductions in new drug launches and increases in the number of drugs losing patent protection. All of these events could adversely affect our business, results of operations or financial condition.

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

    The terms of the Senior Secured Credit Facilities restrict IQVIA and its restricted subsidiaries from engaging in specified types of transactions. These covenants restrict the ability of IQVIA and its restricted subsidiaries, among other things, to:

•incur liens;

•make investments and loans;

•incur indebtedness or guarantees;

•issue preferred stock of a restricted subsidiary;

•issue disqualified equity;

•engage in mergers, acquisitions and asset sales;

•declare dividends, make payments or redeem or repurchase equity interests;

•alter the business IQVIA and its restricted subsidiaries conduct;

•make restricted payments;

•enter into agreements limiting restricted subsidiary distributions;

•prepay, redeem or purchase certain indebtedness; and

•engage in certain transactions with affiliates.

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

    The terms contained in certain of our indebtedness, including credit facilities and any future indebtedness of ours, may include a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our and our restricted subsidiaries’ ability to take actions that we believe may be in our interest. These agreements, among other things, limit our ability to:

•incur additional debt;

•provide guarantees in respect of obligations of other persons;

•issue redeemable stock and preferred stock;

•pay dividends or distributions or redeem or repurchase capital stock;

•prepay, redeem or repurchase debt;

•make loans, investments and capital expenditures;

•enter into transactions with affiliates;

•create or incur liens;

•make distributions from our subsidiaries;

•sell assets and capital stock of our subsidiaries;

•make acquisitions; and

•consolidate or merge with or into, or sell substantially all of our assets to, another person.

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

    Our certificate of incorporation and Delaware bylaws and the General Corporation Law of Delaware (the “DGCL”) contain provisions that could make it difficult for a third party to acquire IQVIA even if doing so might be beneficial to its stockholders, including:

•the division of the board of directors into three classes and the election of each class for three-year terms;

•the sole ability of the board of directors to fill a vacancy created by the death or resignation of a director or the expansion of the board of directors;

•advance notice requirements for stockholder proposals and director nominations;

•limitations on the ability of stockholders to call special meetings and to take action by written consent;

•the approval of holders of at least seventy-five percent (75%) of the outstanding shares of IQVIA entitled to vote on any amendment, alteration, change, addition or repeal of the Delaware bylaws is required to amend, alter, change, add to or repeal the Delaware bylaws;

•the required approval of holders of at least seventy-five percent (75%) of the outstanding shares of IQVIA to remove directors, which removal may only be for cause; and

•the ability of the board of directors to issue new series of, and designate the terms of, preferred stock, without stockholder approval, which could be used to, among other things, institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by the board of directors.

    In addition, IQVIA is subject to Section 203 of the DGCL regulating corporate takeovers. Section 203, subject to certain exceptions, prohibits a Delaware corporation from engaging in any “business combination” with any “interested stockholder” for a period of three years following the date that such stockholder became an interested stockholder unless:

•prior to such date, the board of directors of the corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;

•upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding those shares owned by persons who are directors and also officers, and employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or

•on or subsequent to such date, the business combination is approved by the board of directors and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

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

    Our quarterly and annual operating results may fluctuate in the future, and such fluctuations may be significant. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

•market conditions in the broader stock market;

•actual or anticipated fluctuations in our quarterly and annual financial and operating results;

•introduction of new services by us or our competitors;

•issuance of new or changed securities analysts’ reports or recommendations;

•sales, or anticipated sales, of large blocks of our stock;

•additions or departures of key personnel;

•regulatory or political developments;

•litigation and governmental investigations;

•changing economic conditions; and

•exchange rate fluctuations.

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

    Our certificate of incorporation contains a provision renouncing any interest and expectancy in certain corporate opportunities identified by certain parties, even if such corporate opportunities are ones that we might reasonably be deemed to have pursued or had the ability or desire to pursue.

    Our certificate of incorporation provides that IQVIA renounces any interest or expectancy in the business opportunities of the TPG Global, LLC, the Bain Capital, LLC, CPP Investment Board Private Holdings Inc., and Leonard Green & Partners, L.P., and their affiliates (other than our Company and our subsidiaries) and all of their respective partners, principals, directors, officers, members, managers, managing directors and/or employees, and each such person will have no obligation to offer us such opportunities. This provision applies to each of these current or former stockholders (and associated parties) only for so long as a nominee designated by such stockholder under the Shareholders Agreement continues to serve on our board of directors and no individual serving our board of directors has at any time been designated as a nominee by such stockholder under the Shareholders Agreement. Stockholders are deemed to have notice of and have consented to this provision of our certificate of incorporation.

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

Item 1B. Unresolved Staff Comments

    None.

Item 2. Properties

    As of December 31, 2020, we had approximately 262 offices located in approximately 82 countries. Our executive headquarters are located adjacent to Research Triangle Park, North Carolina and in Danbury, Connecticut. We own facilities in Buenos Aires, Argentina; Caracas, Venezuela; Los Ruices, Venezuela; and Bangalore, India. All of our other offices are leased. Our properties are geographically distributed to meet our worldwide operating requirements, and none of our properties are individually material to our business operations. We believe that collectively our facilities are suitable and adequate for our present purposes. We continue to assess the impacts of COVID-19 on the suitability, adequacy, productive capacity and utilization of our existing principal physical properties, and we are in the process of evaluating the future state of our workforce practices, which may result in changes to our physical property needs.

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

Holders of Record

    On February 1, 2021, we had approximately 25 stockholders of record as reported by our transfer agent. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

Dividend Policy

    We do not currently intend to pay dividends on our common stock, and no dividends were declared or paid in 2020 or 2019. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in our Senior Secured Credit Facilities and long-term debt arrangements and other considerations, determine to pay dividends in the future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our Board may deem relevant. Our long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on our ability to declare dividends. For additional information regarding these restrictive covenants, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

    We did not sell any unregistered equity securities in 2020.

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

    From inception of the Repurchase Program through December 31, 2020, we have repurchased a total of $6.4 billion of our securities under the Repurchase Program.

    During the year ended December 31, 2020, we repurchased 2,718,447 shares of our common stock for approximately $423.1 million under the Repurchase Program. These amounts include 1,000,000 shares of our common stock repurchased from certain Selling Stockholders in a private transaction for an aggregate purchase price of approximately $164.3 million. For additional information regarding our equity repurchases, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and

Results of Operations—Liquidity and Capital Resources” and Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

    As of December 31, 2020, we had remaining authorization to repurchase up to $0.9 billion of our common stock under the Repurchase Program.

    Since the Merger between Quintiles and IMS health, we have repurchased 65.6 million shares of our common stock at an average market price per share of $97.29 for an aggregate purchase price of $6.4 billion both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

    The following table summarizes the monthly equity repurchase activity for the three months ended December 31, 2020 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in millions, except per share data)
October 1, 2020 – October 31, 2020	0.1	$156.83	0.1	$999
November 1, 2020 – November 30, 2020	0.0	$—	0.0	$999
December 1, 2020 – December 31, 2020	0.5	$168.49	0.5	$918
	0.6		0.6

Stock Performance Graph

    This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of IQVIA Holdings Inc. under the Exchange Act or under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

    The following graph shows a comparison from December 31, 2015 through December 31, 2020 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”) and a select peer group. The peer group consists of Cerner Corporation, Charles River Laboratories, Inc., Equifax Inc., ICON plc, IHS Markit Ltd., Laboratory Corporation of America Holdings, Nielsen N.V., PRA Health Sciences, Inc., Syneos Health (formerly INC Research Holdings), Thomson Reuters Corporation and Verisk Analytics, Inc. The companies in our peer group are publicly traded information services, information technology or clinical research companies, and thus share similar business model characteristics to IQVIA, or provide services to similar customers as IQVIA. Many of these companies are also used by our compensation committee for purposes of compensation benchmarking.

    The graph assumes that $100 was invested in IQVIA, the S&P 500 and the peer group as of the close of market on December 31, 2015, assumes the reinvestments of dividends, if any. The S&P 500 and our peer group are included for comparative purposes only. They do not necessarily reflect management’s opinion that the S&P 500 and our peer group are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of 5 Years Cumulative Total Return
Assumes Initial Investment of $100
December 2020
300
250
200
150
100
50
0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
IQVIA Holdings Inc.
S&P 500 - Total Return
Peer Group

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
IQVIA	$100	$111	$143	$169	$225	$261
Peer Group	$100	$103	$119	$114	$160	$197
S&P 500	$100	$112	$136	$130	$171	$203

Item 6. Selected Financial Data

    We have derived the following consolidated statements of income data and cash flows for 2020, 2019 and 2018 and consolidated balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the following consolidated statements of income data for 2017 and 2016 and consolidated balance sheet data as of December 31, 2018, 2017 and 2016 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read the consolidated financial data set forth below in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and the information under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) and ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”) using the full retrospective method. As a result of the adoption of ASU 2014-09 and ASU 2017-07, the Company retrospectively adjusted related presentations. We have included the results of operations of acquired businesses from the respective date of acquisition. As a result, our period to period results of operations vary depending on the dates and sizes of the acquisitions. Effective January 1, 2019, we adopted the requirements of ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification and elected the transition method which allows for disclosures to be updated prospectively and prior periods to be presented in accordance with previous guidance.

Accordingly, this selected financial data is not necessarily comparable or indicative of our future results. You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this Annual Report on Form 10-K.

		Year Ended December 31,
(in millions, except per share data)	2020	2019	2018	2017(4)	2016(4)(5)
Statement of Income Data:
Revenues	$11,359	$11,088	$10,412	$9,702	$6,815
Costs of revenue, exclusive of depreciation and amortization	7,500	7,300	6,746	6,301	4,748
Selling, general and administrative expenses	1,789	1,734	1,716	1,622	1,016
Depreciation and amortization	1,287	1,202	1,141	1,011	289
Impairment charges(1)	—	—	—	40	28
Restructuring costs	52	75	68	63	71
Merger related costs(2)	—	—	—	—	87
Income from operations	731	777	741	665	576
Interest expense, net	410	438	406	339	140
Loss on extinguishment of debt	13	24	2	19	31
Other expense (income), net	(65)	(37)	5	13	(11)
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	373	352	328	294	416
Income tax expense (benefit)(3)	72	116	59	(992)	325
Income before equity in earnings (losses) of unconsolidated affiliates	301	236	269	1,286	91
Equity in earnings (losses) of unconsolidated affiliates	7	(9)	15	10	(4)
Net income	308	227	284	1,296	87
Net income attributable to non-controlling interests	(29)	(36)	(25)	(19)	(15)
Net income attributable to IQVIA Holdings Inc.	279	191	259	1,277	72

		As of December 31,
(in millions, except per share data)	2020	2019	2018	2017(4)	2016(4)(5)
Earnings per share attributable to common stockholders:
Basic	$1.46	$0.98	$1.27	$5.86	$0.48
Diluted	$1.43	$0.96	$1.24	$5.74	$0.47
Weighted average common shares outstanding:
Basic	191.3	195.1	203.7	217.8	149.1
Diluted	195.0	199.6	208.2	222.6	152.0

		Year Ended December 31,
(in millions)	2020	2019	2018	2017(4)	2016(4)(5)
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$1,959	$1,417	$1,254	$970	$860
Investing activities	(796)	(1,190)	(810)	(1,190)	1,731
Financing activities	(217)	(276)	(452)	(72)	(2,284)
Other Financial Data:
Capital expenditures	$(616)	$(582)	$(459)	$(369)	$(164)

		As of December 31,
(in millions)	2020	2019	2018	2017(4)	2016(4)(5)
Balance Sheet Data:
Cash and cash equivalents	$1,814	$837	$891	$959	$1,198
Investments in debt, equity and other securities	166	127	88	54	53
Trade accounts receivable and unbilled services, net	2,410	2,582	2,394	2,097	1,816
Property and equipment, net	482	458	434	440	406
Total assets	24,564	23,251	22,549	22,857	21,312
Total long-term liabilities	13,726	13,043	12,061	11,457	9,609
Total debt(6)	12,600	11,705	11,056	10,269	7,219
Total stockholders’ equity (deficit)	6,280	6,263	6,954	8,244	8,781

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
(3)    Income Tax expense in 2020 includes a tax benefit of $26 million related to our election for the GILTI high tax exception. Income tax expense in 2019 includes a reversal of $25 million related to a reversal of an FDII benefit in 2018 due to proposed regulations being issued in 2019. Income tax expense in 2018 includes $(35) million related to finalization of SAB 118 and the impacts of GILTI and FDII. Income tax expense in 2017 includes $(966) million related to the enactment of the Tax Act and $(261) million related to purchase accounting amortization as a result of the Merger. Income tax expense in 2016 includes $252 million related to a change in our indefinitely reinvested assertion on our cumulative foreign earnings as a result of the Merger.
(4)    As a result of the adoption of ASU 2014-09, we retrospectively adjusted 2017 and 2016 related presentations.
(5)    Includes the acquisition of IMS Health effective October 3, 2016.
(6)    Excludes $67 million, $60 million, $49 million, $44 million, $19 million, $33 million and $22 million of unamortized discounts and debt issuance costs as of December 31, 2020, 2019, 2018, 2017, and 2016.
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

Overview

    IQVIA is a leading global provider of advanced analytics, technology solutions, and clinical research services to the life sciences industry. IQVIA creates intelligent connections across all aspects of healthcare through its analytics, transformative technology, big data resources and extensive domain expertise. IQVIA Connected Intelligence™ delivers powerful insights with speed and agility — enabling customers to accelerate the clinical development and commercialization of innovative medical treatments that improve healthcare outcomes for patients. With approximately 70,000 employees, we conduct operations in more than 100 countries.

We are a global leader in protecting individual patient privacy. We use a wide variety of privacy-enhancing technologies and safeguards to protect individual privacy while generating and analyzing information on a scale that helps healthcare stakeholders identify disease patterns and correlate with the precise treatment path and therapy needed for better outcomes. Our insights and execution capabilities help biotech, medical device and pharmaceutical companies, medical researchers, government agencies, payers and other healthcare stakeholders tap into a deeper understanding of diseases, human behaviors and scientific advances, in an effort to advance their path toward cures.

    We are managed through three reportable segments, Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions. Technology & Analytics Solutions provides critical information, technology solutions and real world insights and services to our life science clients. Research & Development Solutions, which primarily serves biopharmaceutical clients, is engaged in research and development and provides clinical research and clinical trial services. Contract Sales & Medical Solutions provides contract sales to both biopharmaceutical clients and the broader healthcare market.

    For a description of our service offerings within our segments, refer to Part I, Item 1, “Business”.

Industry Outlook

    For information about the industry outlook and markets that we operate in, refer to Part I, Item I, “Our Market Outlook”.

Overview of the Impact of COVID-19

As a result of the global spread of COVID-19 beginning in early March, we began to experience general business disruptions that impeded normal business activity including our ability to perform on-site monitoring and deliver offerings that rely on face-to-face interaction or in-person gatherings.

These disruptions have impacted all three of our reportable segments. The Research & Development Solutions business responded quickly to support our clients with the development of vaccines and therapies for COVID-19. We have been involved in clinical trials and studies for the virus, as well as patient recruitment for COVID-19 trials. The pandemic has accelerated the need for remote and risk-based monitoring in clinical research, which in turn has accelerated the adoption of our virtual trial technology. This technology was deployed to speed vaccine development and helped secure full-service COVID trials and new studies with top pharmaceutical clients. We continue to see gradual improvement in the accessibility of clinical research sites in the Research & Development Solutions business. We are seeing a return to on-site monitoring visits which exceeded the number of remote visits during the second half of the year. In instances where sites remain physically inaccessible for clinical monitoring, remote monitoring and virtual solutions continue to be effective alternatives. Site start-up activities continued to increase along with patient recruitment trends. In our Technology & Analytics Solutions segment, our Real-World business has been relatively well insulated from the impacts of the virus and it had strong growth for the year. The Real-World business is advanced in the use of secondary data, remote monitoring and virtual research approaches, which helped us pivot quickly to working in the new remote world at the onset of the pandemic. However, the portion of our Real-World business that requires site monitoring activity also experienced limitations on site accessibility, which led to a reduction in the associated revenue. Within our Technology & Analytics Solutions segment, we have had very little interruption in data supply and demand. Our analytics and consulting businesses have performed well despite business development being hampered by lack of in-person interactions. Our Technology & Analytics solutions offerings that rely on face-to-face interactions or are dependent on in-person gatherings, events or conferences continue to experience disruption, and where we were unable to execute on our commitments due to COVID-19, we were not able to recognize the associated revenue in the period. Activity within the Contract Sales and Medical Solutions business continues to be more challenging due to a decline in sales rep visits, and physician attention diverted to the COVID-19 crisis.

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

The Company continues to maintain strong liquidity. As of December 31, 2020, cash and cash equivalents were $1,814 million and the Company had no amounts drawn under its $1.5 billion revolving credit facility. At December 31, 2020, the Company was in compliance with the financial covenants under its debt agreements in all material respects and does not have material uncertainty about ongoing ability to meet the covenants of our credit arrangements.

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

Business Combinations

    We have completed and will continue to consider strategic business combinations to enhance our capabilities and offerings in certain areas, including various individually immaterial acquisitions during the years ended December 31, 2020 and 2019. These transactions were accounted for as business combinations and the acquired results of operations are included in our consolidated financial information since the acquisition date. See Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to these business combinations.

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

Foreign Currency Translation

    In 2020, approximately 35% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period to period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results.

Consolidated Results of Operations

    For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.

    For a discussion of our results of operations comparison for 2019 and 2018, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 18, 2020. Our reportable segment results of operations comparison for 2018 included below within this Annual Report on Form 10-K reflects the change in segment presentation that occurred during the first quarter of 2019.

    Revenues

	Year Ended December 31,			Change
				2020 vs. 2019		2019 vs. 2018
(dollars in millions)	2020	2019	2018	$	%	$	%
Revenues	$11,359	$11,088	$10,412	$271	2.4%	$676	6.5%

    2020 compared to 2019

    In 2020, our revenues increased $271 million, or 2.4%, as compared to 2019. This increase was comprised of constant currency revenue growth of approximately $252 million, or 2.3%, reflecting a $365 million increase in Technology & Analytics Solutions, offset by a $38 million decrease in Research & Development Solutions and a $75 million decrease in Contract Sales & Medical Solutions.

Costs of Revenue, exclusive of Depreciation and Amortization

	Year Ended December 31,
(dollars in millions)	2020	2019	2018
Costs of revenue, exclusive of depreciation and amortization	$7,500	$7,300	$6,746
% of revenues	66.0%	65.8%	64.8%

    2020 compared to 2019

    When compared to 2019, costs of revenue, exclusive of depreciation and amortization, in 2020 increased $200 million, or 2.7%. This increase included a constant currency increase of approximately $223 million, or 3.1%, comprised of a $232 million increase in Technology & Analytics Solutions, a $67 million increase in Research & Development Solutions, offset by a $76 million decrease in Contract Sales & Medical Solutions.

    As a percent of revenues, costs of revenue remained flat compared to 2019.

Selling, General and Administrative Expenses

	Year Ended December 31,
(dollars in millions)	2020	2019	2018
Selling, general and administrative expenses	$1,789	$1,734	$1,716
% of revenues	15.7%	15.6%	16.5%

    2020 compared to 2019

    The $55 million increase in selling, general and administrative expenses in 2020 as compared to 2019 included a constant currency increase of approximately $62 million, or 3.6%, comprised of a $23 million increase in Technology & Analytics Solutions, a $31 million increase in Research & Development Solutions, and a $12 million increase in general corporate and unallocated expenses. These increases were partially offset by a $4 million decrease in Contract Sales & Medical Solutions.

    Depreciation and Amortization

	Year Ended December 31,
(dollars in millions)	2020	2019	2018
Depreciation and amortization	$1,287	$1,202	$1,141
% of revenues	11.3%	10.8%	11.0%

    The $85 million increase in depreciation and amortization in 2020 as compared to 2019 was primarily due to higher intangible asset balances as a result of acquisitions occurring in 2019, increased amortization due to higher capitalized software balances, and accelerated depreciation on an internal-use software asset in the first quarter of 2020.

Restructuring Costs

	Year Ended December 31,
(in millions)	2020	2019	2018
Restructuring costs	$52	$75	$68

    The restructuring costs incurred were due to ongoing efforts to streamline our global operations. The remaining actions under these plans are expected to occur throughout 2021 and are expected to consist of consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements.

    Interest Income and Interest Expense

	Year Ended December 31,
(in millions)	2020	2019	2018
Interest income	$(6)	$(9)	$(8)
Interest expense	$416	$447	$414
    Interest income included interest received primarily from bank balances and investments.

    Interest expense during 2020 was lower than 2019 due to lower interest rates attributed to lower LIBOR rates and the redemption of the $800 million of 4.875% senior notes due 2023, partially offset by an increase in the average debt outstanding.

    Loss on Extinguishment of Debt

	Year Ended December 31,
(in millions)	2020	2019	2018
Loss on extinguishment of debt	$13	$24	$2

    During 2020, we recognized loss on extinguishment of debt of $13 million for fees and expenses related to the refinancing of our 3.500% senior notes due 2024 as discussed further in Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

    During 2019, we recognized loss on extinguishment of debt of $24 million for fees and expenses related to the redemption of our 4.875% senior notes due 2023 in aggregate principal amount of $800 million as discussed further in Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

    See “—Liquidity and Capital Resources” for more information on these transactions.

    Other Expense (Income), Net

	Year Ended December 31,
(in millions)	2020	2019	2018
Other (income) expense, net	$(65)	$(37)	$5

    Other income, net for 2020 primarily consisted of a decrease in fair value of acquisition-related contingent consideration, mark-to-market gains on equity securities, a decrease in foreign currency losses, and a gain on investments in mutual funds.

    Other income, net for 2019 primarily consisted of a gain related to the remeasurement of a previously held equity interest of an equity method investment upon acquiring the remaining interest as a result of a business combination.

    Income Tax Expense (Benefit)

	Year Ended December 31,
(dollars in millions)	2020	2019	2018
Income tax expense (benefit)	$72	$116	$59
Effective income tax rate	19.3%	33.0%	18.0%

    In 2020, the U.S. Treasury Department issued final regulations regarding Foreign Derived Intangible Income (“FDII”) and Global Intangible Low-Taxed Income (“GILTI”). We have determined we will elect the GILTI high tax exception as allowed by the final regulations and we will amend our 2018 and 2019 US Federal consolidated income tax returns resulting in a favorable impact of $26 million, which we recorded in 2020.

In 2019 the U.S. Treasury Department issued final regulations on the transition tax and proposed regulations on Foreign Derived Intangible Income (“FDII") which we analyzed. While the final regulations related to the transition tax did not have a material impact on us, the proposed guidance for FDII had an unfavorable impact. Although the proposed guidance for FDII is not authoritative and subject to change in the regulatory review process, we reversed the tax benefit recorded in 2018 by recording a tax expense of $25 million for this impact.

Equity in Earnings (Losses) of Unconsolidated Affiliates

	Year Ended December 31,
(in millions)	2020	2019	2018
Equity in (losses) earnings of unconsolidated affiliates	$7	$(9)	$15

    Equity in earnings (losses) of unconsolidated affiliates increased in 2020 compared to 2019 primarily due to higher earnings from our investment in NovaQuest Pharma Opportunities Fund III.

    Net Income Attributable to Non-controlling Interests

	Year Ended December 31,
(in millions)	2020	2019	2018
Net income attributable to non-controlling interests	$(29)	$(36)	$(25)

    Net income attributable to non-controlling interests primarily consists of Quest’s interest in Q2 Solutions.

Segment Results of Operations

    Revenues and profit by segment are as follows:

	Segment Revenues			Segment Profit
(in millions)	2020	2019	2018	2020	2019	2018
Technology & Analytics Solutions	$4,858	$4,486	$4,137	$1,216	$1,101	$1,041
Research & Development Solutions	5,760	5,788	5,465	1,048	1,141	1,055
Contract Sales & Medical Solutions	741	814	810	57	52	61
Total	11,359	11,088	10,412	2,321	2,294	2,157
General corporate and unallocated				(251)	(240)	(207)
Depreciation and amortization				(1,287)	(1,202)	(1,141)
Restructuring costs				(52)	(75)	(68)
Consolidated	$11,359	$11,088	$10,412	$731	$777	$741

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

Technology & Analytics Solutions

	Year Ended December 31,			Change
(dollars in millions)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Revenues	$4,858	$4,486	$4,137	$372	8.3%	$349	8.4%
Cost of revenue, exclusive of depreciation and amortization	2,900	2,663	2,343	237	8.9	320	13.7
Selling, general and administrative expenses	742	722	753	20	2.8	(31)	-4.1
Segment profit	$1,216	$1,101	$1,041	$115	10.4%	$60	5.8%

    Revenues

    2020 compared to 2019

    Technology & Analytics Solutions’ revenues were $4,858 million in 2020, an increase of $372 million, or 8.3%, over 2019. This increase was comprised of constant currency revenue growth of approximately $365 million, or 8.1%, reflecting revenue growth in the Europe and Africa region as well as the Americas region. The revenue growth in these regions was driven by higher real-world and analytical services. See Part II—Item 7—“Overview of the Impact of COVID-19" included elsewhere in this Annual Report on Form 10-K for a discussion of the impact from COVID-19 on Technology & Analytics Solutions business activity.

    Costs of Revenue, exclusive of Depreciation and Amortization

    2020 compared to 2019

    Technology & Analytics Solutions’ costs of revenue, exclusive of depreciation and amortization, were $2,900 million in 2020, an increase of $237 million over 2019. This increase was comprised of constant currency increase of approximately $232 million, or 8.7%, reflecting an increase in compensation and related expenses to support revenue growth.

Selling, General and Administrative Expenses

2020 compared to 2019

    Technology & Analytics Solutions’ selling, general and administrative expenses increased $20 million in 2020 as compared to 2019. This increase was comprised of a constant currency increase of approximately $23 million, or 3.2%, reflecting an increase in compensation and related expenses.

Research & Development Solutions

	Year Ended December 31,			Change
(dollars in millions)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Revenues	$5,760	$5,788	$5,465	$(28)	(0.5)%	$323	5.9%
Cost of revenue, exclusive of depreciation and amortization	3,974	3,936	3,721	38	1.0	215	5.8
Selling, general and administrative expenses	738	711	689	27	3.8	22	3.2
Segment profit	$1,048	$1,141	$1,055	$(93)	(8.2)%	$86	8.2%

    Backlog

    Research & Development Solutions contracted backlog increased from $19.0 billion at December 31, 2019 to $22.6 billion at December 31, 2020 and we expect approximately $5.9 billion of this backlog to convert to revenue in the next 12 months. Contracted backlog was $17.1 billion at December 31, 2018.

    Backlog represents, at a particular point in time, future revenues from work not yet completed or performed under signed contracts. Once work begins on a project, revenues are recognized over the duration of the project.

    We believe that backlog is an indicator of future revenues but the timing of revenue will be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, cancellations, and changes to the scope of work during the course of projects. Projects that have been delayed remain in backlog, but the timing of the revenue generated may differ from the timing originally expected. Additionally, projects may be terminated or delayed by the customer or delayed by regulatory authorities. In the event that a client cancels a contract, we typically would be entitled to receive payment for all services performed up to the cancellation date and subsequent client-authorized services related to winding down the canceled project. For more details regarding risks related to our backlog, see Part I, Item IA, “Risk Factors—Risks Related to our Business—The relationship of backlog to revenues varies over time.”

Revenues

    2020 compared to 2019

    Research & Development Solutions’ revenues were $5,760 million in 2020, a decrease of $28 million, or 0.5%, over 2019. This decrease was comprised of constant currency revenue decline of approximately $38 million, or 0.7%, reflecting volume-related decreases in clinical services and lab testing impacted by COVID-19, largely offset by the incremental revenue from the clinical trials and studies to support the development of vaccines and therapies for COVID-19. See Part II—Item 7—“Overview of the Impact of COVID-19" included elsewhere in this Annual Report on Form 10-K for a discussion of the impact from COVID-19 on Research & Development Solutions business activity.

    Costs of Revenue, exclusive of Depreciation and Amortization

    2020 compared to 2019

    Research & Development Solutions’ costs of revenue, exclusive of depreciation and amortization, increased $38 million, or 1.0%, in 2020 as compared to 2019. This increase included a constant currency increase of approximately $67 million, or 1.7%, reflecting an increase in compensation and related expenses.

    Selling, General and Administrative Expenses

    2020 compared to 2019

    Research & Development Solutions’ selling, general and administrative expenses increased $27 million, or 3.8%, in 2020 as compared to 2019, which included a constant currency increase of approximately $31 million, or 4.4%, reflecting an increase in compensation and related expenses.

Contract Sales & Medical Solutions

	Year Ended December 31,			Change
(dollars in millions)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Revenues	$741	$814	$810	$(73)	(9.0)%	$4	0.5%
Cost of revenue, exclusive of depreciation and amortization	626	701	682	(75)	(10.7)	19	2.8
Selling, general and administrative expenses	58	61	67	(3)	(4.9)	(6)	(9.0)
Segment profit	$57	$52	$61	$5	9.6%	$(9)	(14.8)%

Revenues

    2020 compared to 2019

    Contract Sales & Medical Solutions’ revenues were $741 million in 2020, a decrease of $73 million, or 9.0%, over 2019. This decrease was comprised of a constant currency revenue decline of approximately $75 million, or 9.2%, reflecting a volume decrease in the Americas region. See Part II—Item 7—“Overview of the Impact of COVID-19" included elsewhere in this Annual Report on Form 10-K for a discussion of the impact from COVID-19 on Contract Sales & Medical Solutions business activity.

    Costs of Revenue, exclusive of Depreciation and Amortization

    2020 compared to 2019

    Contract Sales & Medical Solutions’ costs of revenue, exclusive of depreciation and amortization, decreased $75 million, or 10.7%, in 2020 as compared to 2019. This decrease included a constant currency decrease of approximately $76 million, or 10.8%, reflecting a decrease in compensation and related expenses as a result of reduced volume in the Americas region.

Selling, General and Administrative Expenses

    2020 compared to 2019

    Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $3 million, or 4.9%, in 2020 as compared to 2019. This decrease included a constant currency decrease of approximately $4 million, or 6.6%, reflecting a decrease in compensation and related expenses.

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

    We had a cash balance of $1,814 million at December 31, 2020 ($1,065 million of which was in the United States), an increase from $837 million at December 31, 2019.

    Based on our current operating plan, we believe that our available cash and cash equivalents, future cash flows from operations and our ability to access funds under our revolving credit and receivables financing facilities will enable us to fund our operating requirements, capital expenditures, contractual obligations, and meet debt obligations for at least the next 12 months. We regularly evaluate our debt arrangements, as well as market conditions, and from time to time we may explore opportunities to modify our existing debt arrangements or pursue additional financing arrangements that could result in the issuance of new debt securities by us or our affiliates. We may use our existing cash, cash generated from operations or dispositions of assets or businesses and/or proceeds from any new financing arrangements or issuances of debt or equity securities to repay or reduce some of our outstanding obligations, to repurchase shares from our stockholders or for other purposes. As part of our ongoing business strategy, we also continually evaluate new acquisition, expansion and investment possibilities or other strategic growth opportunities, as well as potential dispositions of assets or businesses, as appropriate, including dispositions that may cause us to recognize a loss on certain assets. Should we elect to pursue any such transaction, we may seek to obtain debt or equity financing to facilitate those activities. Our ability to enter into any such potential transactions and our use of cash or proceeds is limited to varying degrees by the terms and restrictions contained in our existing debt arrangements. We cannot provide assurances that we will be able to complete any such financing arrangements or other transactions on favorable terms or at all.

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

    As of December 31, 2020, the Company has remaining authorization to repurchase up to $0.9 billion of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

    Additional information regarding the Repurchase Program is presented in Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

    Debt

    As of December 31, 2020, we had $12.6 billion of total indebtedness, excluding $1.5 billion of available borrowings under our revolving credit facilities. See Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding our credit arrangements.

    Our long-term debt arrangements contain customary restrictive covenants and, as of December 31, 2020, we believe we were in compliance with our restrictive covenants in all material respects.

Senior Secured Credit Facilities and Senior Notes

At December 31, 2020, our Fourth Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) provided financing through several senior secured credit facilities (collectively, the “senior secured credit facilities”) of up to approximately $7,692 million, which consisted of $6,192 million principal amounts of debt outstanding (as detailed in the table above), $4 million of issued standby letters of credit and $1,496 million of available borrowing capacity on the revolving credit facility. The revolving credit facility is comprised of a $675 million senior secured revolving facility available in U.S. dollars, a $600 million senior secured revolving facility available in U.S. dollars, Euros, Swiss Francs and other foreign currencies, and a $225 million senior secured revolving facility available in U.S. dollars and Yen. The term A loans and revolving credit facility under the Credit Agreement mature in June 2023, while the term B loans under the Credit Agreement mature in 2024 and 2025. We are required to make scheduled quarterly payments on the term A loans equal to 1.25% of the original principal amount, with the remaining balance paid at maturity. We are required to make scheduled quarterly payments on the term B loans equal to approximately 0.25% of the original principal amount, with the remaining balance paid at maturity. In addition, beginning with fiscal year ending December 31, 2017, we were required to apply 50% of excess cash flow (as defined in the Credit Agreement), subject to a reduction to 25% or 0% depending upon our senior secured first lien net leverage ratio, for prepayment of the term loans, with any such prepayment to be applied toward principal payments due in subsequent quarters. We are also required to pay an annual commitment fee that ranges from 0.20% to 0.35% in respect of any unused commitments under the revolving credit facility. The Senior Secured Credit Facilities are collateralized by substantially all of our assets and the assets of our material domestic subsidiaries including 100% of the equity interests of substantially all of our material domestic subsidiaries and 66% of the equity interests of substantially all of our first-tier material foreign subsidiaries and their domestic subsidiaries.

    For information regarding the Senior Secured Credit Facilities and senior notes, see Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Receivables Financing Facility

    For information regarding receivables financing facility, see Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of December 31, 2020, there were $60 million of revolving loans available under the receivables financing facility.

Years ended December 31, 2020, 2019 and 2018

    Cash Flow from Operating Activities

	Year Ended December 31,
(in millions)	2020	2019	2018
Net cash provided by operating activities	$1,959	$1,417	$1,254

    2020 compared to 2019
Cash provided by operating activities increased $542 million in 2020 as compared to 2019. The increase is primarily due to improved collections from clients resulting in a decrease in accounts receivable and unbilled services ($377 million), an increase in advanced billings ($182 million), an increase in cash-related net income ($102 million), and the timing of income tax and other payables ($78 million), partially offset by a decrease in customer prepayments ($54 million).
    Cash Flow from Investing Activities

	Year Ended December 31,
(in millions)	2020	2019	2018
Net cash used in investing activities	$(796)	$(1,190)	$(810)

    2020 compared to 2019

    Cash used in investing activities decreased $394 million in 2020 as compared to 2019. The decrease was primarily driven by lower cash used for the acquisition of businesses, net of cash acquired ($411 million).
    Cash Flow from Financing Activities

	Year Ended December 31,
(in millions)	2020	2019	2018
Net cash used in financing activities	$(217)	$(276)	$(452)

    2020 compared to 2019

    Cash used in financing activities decreased $59 million in 2020 as compared to 2019. The decrease in cash used in financing activities was primarily due to less cash used to repurchase common stock ($502 million), offset by a decrease in cash provided by proceeds from debt issuances ($309 million) and a decrease in cash proceeds from revolving credit facilities, net of repayments ($131 million).

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

Off-Balance Sheet Arrangements

    We do not have any off-balance sheet arrangements except for operating leases entered into in the normal course of business.

Contractual Obligations and Commitments

    Below is a summary of our future payment commitments by year under contractual obligations as of December 31, 2020:

(in millions)	2021	2022 - 2023	2024 - 2025	Thereafter	Total
Long-term debt, including interest(1)	$498	$2,758	$6,875	$4,088	$14,219
Operating leases	159	236	131	52	578
Finance leases	—	12	12	159	183
Data acquisition	344	339	82	2	767
Purchase obligations(2)	10	7	2	2	21
Commitments to unconsolidated affiliates(3)	—	—	—	—	—
Benefit obligations(4)	32	33	34	90	191
Uncertain income tax positions(5)	21	37	9	4	71
Total	$1,064	$3,422	$7,145	$4,397	$16,030

(1)    Interest payments on our debt are based on the interest rates in effect on December 31, 2020.
(2)    Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions.
(3)    We are currently committed to invest $130 million in private equity funds. As of December 31, 2020, we have funded approximately $80.2 million of these commitments and we have approximately $49.8 million remaining to be funded which has not been included in the above table as we are unable to predict when these commitments will be paid.
(4)    Amounts represent expected future benefit payments for our pension and postretirement benefit plans, as well as expected contributions for 2021 for our funded pension benefit plans. We made cash contributions totaling approximately $30 million to our defined benefit plans in 2020, and we estimate that we will make contributions totaling approximately $32 million to our defined benefit plans in 2021. Due to the potential impact of future plan investment performance, changes in interest rates, changes in other economic and demographic assumptions and changes in legislation in foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions that may be required to fund our defined benefit plans for periods beyond 2021.
(5)    As of December 31, 2020, our liability related to uncertain income tax positions was approximately $129 million, $58 million of which has not been included in the above table as we are unable to predict when these liabilities will be paid due to the uncertainties in the timing of the settlement of the income tax positions.

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

    The Black-Scholes-Merton option-pricing model requires the use of subjective assumptions, including share price volatility, the expected life of the award, risk-free interest rate and the fair value of the underlying common shares on the date of grant. In developing our assumptions, we take into account the following:

•We calculate expected volatility based on reported data for selected reasonably similar publicly traded companies for which the historical information is available. We plan to continue to use the guideline peer group volatility information until the historical volatility of our common shares is relevant to measure expected volatility for future award grants;

•We determine the risk-free interest rate by reference to implied yields available from United States Treasury securities with a remaining term equal to the expected life assumed at the date of grant;

•We estimate the dividend yield to be zero as we do not currently anticipate paying any future dividends;

•We estimate the average expected life of the award based on our historical experience; and

•We estimate forfeitures based on our historical analysis of actual forfeitures.

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

    Foreign Currency Exchange Rates

    We transact business in more than 100 countries and approximately 60 currencies and are subject to risks associated with fluctuating foreign currency exchange rates. Our objective is to reduce earnings and cash flow volatility associated with foreign currency exchange rate movements. Accordingly, we enter into foreign currency forward contracts to hedge certain forecasted foreign currency cash flows related to service contracts and to hedge non-United States dollar anticipated intercompany reseller fees. It is our policy to enter into foreign currency transactions only to the extent necessary to meet our objectives as stated above. We do not enter into foreign currency transactions for investment or speculative purposes. The principal currencies hedged in 2020 were the British Pound and the Japanese Yen.
    The contractual value of our foreign exchange derivative instruments, all of which were foreign exchange forward contracts, was approximately $70 million at December 31, 2020. The fair value of these contracts is subject to change as a result of potential changes in foreign exchange rates. We assess our market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential gain or loss in fair values based on a hypothetical 10% change in foreign currency exchange rates. The potential gain in fair value for foreign exchange forward contracts based on a hypothetical 10% decrease in the value of the United States dollar was $7 million at December 31, 2020. However, the change in the fair value of the foreign exchange forward contracts would likely be offset by a change in the value of the future service contract revenue or reseller fee being hedged caused by the currency exchange rate fluctuation. The estimated fair values of the foreign exchange forward contracts were determined based on quoted market prices.
    Exchange rate fluctuations affect the United States dollar value of foreign currency revenue and expenses and may have a significant effect on our results. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical 10% change in average exchange rates used to translate all foreign currencies to the United States dollar would have impacted income before income taxes for 2020 by approximately $120 million. The actual impact of exchange rate movements in the future could differ materially from this hypothetical analysis, based on the mix of foreign currencies and the timing and magnitude of individual exchange rate movements.
    Additionally, commencing in 2016, we designated a portion of our foreign currency denominated debt as a hedge of our net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the United States dollar. As of December 31, 2020, these borrowings (net of original issue discount) were €5,323 million ($6,529 million). A hypothetical 10% decrease in the value of the United States dollar would lead to a potential loss in fair value of $653 million. However, this change in fair value would be offset by the change in value of the hedged portion of our net investment in foreign subsidiaries caused by the currency exchange rate fluctuation.
    Interest Rates

    Because we have variable rate debt, fluctuations in interest rates affect our business. We attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. We have entered into interest rate swaps with financial institutions that have reset dates and critical terms that match the underlying debt. Accordingly, any change in market value associated with the interest rate swaps is offset by the opposite market impact on the related debt. As of December 31, 2020, we had approximately $6.4 billion of variable rate indebtedness and interest rate swaps with a notional value of $2.2 billion. Because we do not attempt to hedge all of our variable rate debt, we may incur higher interest costs for the portion of our variable rate debt that is not hedged. Excluding debt covered by hedges, each quarter-point increase or decrease in the interest rate on our variable rate debt would result in our interest expense changing by approximately $3.5 million per year.
    Marketable Securities

    At December 31, 2020, we held investments in marketable equity securities. These investments are classified as either trading securities or available-for-sale securities and are recorded at fair value. These securities are subject to price risk. As of December 31, 2020, the fair value of these investments was $88 million based on the quoted market value of the securities. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market values was approximately $9 million at December 31, 2020.

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

    Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

    The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Ari Bousbib	/s/ Ronald E. Bruehlman
Ari Bousbib	Ronald E. Bruehlman
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
February 12, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IQVIA Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IQVIA Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Estimating Measure of Progress for Clinical Research Services

As described in Notes 1 and 20 to the consolidated financial statements, revenue of the Research & Development Solutions segment for the year ended December 31, 2020, is $5,760 million, the majority of which relates to service contracts for clinical research that represent a single performance obligation. The Company recognized revenue for these contracts over time using a cost-based input method. Revenue was recognized based on progress on the performance obligation, which was measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Costs included in the measure of progress include direct labor and third-party costs (such as payments to investigators and other pass through expenses for the Company’s clinical monitors). This cost-based method of revenue recognition required management to make estimates of costs to complete its projects on an ongoing basis.

The principal considerations for our determination that performing procedures relating to revenue recognition - estimating measure of progress for clinical research services is a critical audit matter are the high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence related to the cost estimates made by management, due to significant judgment by management when determining the total expected costs to complete its contracts, specifically the estimation of direct labor and third-party costs.

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
February 12, 2021

We have served as the Company’s auditor since 2002.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share data)	2020	2019	2018
Revenues	$11,359	$11,088	$10,412
Costs of revenue, exclusive of depreciation and amortization	7,500	7,300	6,746
Selling, general and administrative expenses	1,789	1,734	1,716
Depreciation and amortization	1,287	1,202	1,141
Restructuring costs	52	75	68
Income from operations	731	777	741
Interest income	(6)	(9)	(8)
Interest expense	416	447	414
Loss on extinguishment of debt	13	24	2
Other (income) expense, net	(65)	(37)	5
Income before income taxes and equity in earnings of unconsolidated affiliates	373	352	328
Income tax expense	72	116	59
Income before equity in earnings (losses) of unconsolidated affiliates	301	236	269
Equity in earnings (losses) of unconsolidated affiliates	7	(9)	15
Net income	308	227	284
Net income attributable to non-controlling interests	(29)	(36)	(25)
Net income attributable to IQVIA Holdings Inc.	279	191	259
Earnings per share attributable to common stockholders:
Basic	$1.46	$0.98	$1.27
Diluted	$1.43	$0.96	$1.24
Weighted average common shares outstanding:
Basic	191.3	195.1	203.7
Diluted	195.0	199.6	208.2

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2020	2019	2018
Net income	$308	$227	$284
Comprehensive income adjustments:
Unrealized (losses) gains on derivative instruments, net of income tax expense (benefit) of $(10), $4 and $(5)	(30)	(15)	1
Defined benefit plan adjustments, net of income tax (benefit) expense of $(15), $5 and $(4)	(54)	(30)	(8)
Foreign currency translation, net of income tax expense (benefit) of $(145), $(30) and $50	183	(39)	(258)
Reclassification adjustments:
Losses (gains) on derivative instruments included in net income, net of income tax benefit of $3, $— and $1	10	(1)	(12)
Amortization of actuarial losses and prior service costs included in net income	—	—	1
Comprehensive income	417	142	8
Comprehensive income attributable to non-controlling interests	(32)	(38)	(22)
Comprehensive income (loss) attributable to IQVIA Holdings Inc.	$385	$104	$(14)

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2020	2019
ASSETS
Cash and cash equivalents	$1,814	$837
Trade accounts receivable and unbilled services, net	2,410	2,582
Prepaid expenses	159	138
Income taxes receivable	56	56
Investments in debt, equity and other securities	88	62
Other current assets and receivables	563	451
Total current assets	5,090	4,126
Property and equipment, net	482	458
Operating lease right-of-use assets	471	496
Investments in debt, equity and other securities	78	65
Investments in unconsolidated affiliates	84	87
Goodwill	12,654	12,159
Other identifiable intangibles, net	5,205	5,514
Deferred income taxes	114	119
Deposits and other assets	386	227
Total assets	$24,564	$23,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,813	$2,512
Unearned income	1,252	1,014
Income taxes payable	102	108
Current portion of long-term debt	149	100
Other current liabilities	242	211
Total current liabilities	4,558	3,945
Long-term debt, less current portion	12,384	11,545
Deferred income taxes	338	646
Operating lease liabilities	371	396
Other liabilities	633	456
Total liabilities	18,284	16,988
Commitments and contingencies (Note 1 and 12)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized at December 31, 2020 and 2019, $0.01 par value, 254.7 shares issued and 191.2 shares outstanding at December 31, 2020; 253.0 shares issued and 192.3 shares outstanding at December 31, 2019	11,095	11,049
Retained earnings	1,277	998
Treasury stock, at cost, 63.5 and 60.7 shares at December 31, 2020 and 2019, respectively	(6,166)	(5,733)
Accumulated other comprehensive loss	(205)	(311)
Equity attributable to IQVIA Holdings Inc.’s stockholders	6,001	6,003
Non-controlling interests	279	260
Total stockholders’ equity	6,280	6,263
Total liabilities and stockholders’ equity	$24,564	$23,251
The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2020	2019	2018
Operating activities:
Net income	$308	$227	$284
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,287	1,202	1,141
Amortization of debt issuance costs and discount	18	13	11
Stock-based compensation	95	146	113
Loss on disposals of property and equipment, net	—	1	—
(Earnings) loss from unconsolidated affiliates	(7)	9	(15)
(Gain) loss on investments, net	(25)	(43)	3
Benefit from deferred income taxes	(176)	(157)	(177)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	255	(122)	(297)
Prepaid expenses and other assets	(146)	(92)	(66)
Accounts payable and accrued expenses	253	240	368
Unearned income	180	(2)	7
Income taxes payable and other liabilities	(83)	(5)	(118)
Net cash provided by operating activities	1,959	1,417	1,254
Investing activities:
Acquisition of property, equipment and software	(616)	(582)	(459)
Net cash paid for acquisition of businesses	(177)	(588)	(309)
Purchases of marketable securities, net	(9)	(3)	(4)
Investments in unconsolidated affiliates, net of payments received	10	—	(17)
(Investments in) proceeds from sale of equity securities	(2)	(22)	(23)
Other	(2)	5	2
Net cash used in investing activities	(796)	(1,190)	(810)
Financing activities:
Proceeds from issuance of debt	1,591	1,900	1,631
Payment of debt issuance costs	(33)	(47)	(22)
Repayment of debt	(864)	(899)	(732)
Proceeds from revolving credit facility	1,250	2,522	2,445
Repayment of revolving credit facility	(1,635)	(2,776)	(2,329)
(Payments) proceeds related to employee stock option plans	(44)	11	15
Repurchase of common stock	(447)	(949)	(1,405)
Distributions to non-controlling interest, net	(13)	(18)	(31)
Contingent consideration and deferred purchase price payments	(22)	(20)	(24)
Net cash used in financing activities	(217)	(276)	(452)
Effect of foreign currency exchange rate changes on cash	31	(5)	(60)
Increase (decrease) in cash and cash equivalents	977	(54)	(68)
Cash and cash equivalents at beginning of period	837	891	959
Cash and cash equivalents at end of period	$1,814	$837	$891
The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total
Balance, December 31, 2017	249.5	(41.4)	2	10,780	538	(3,374)	49	249	8,244
Issuance of common stock	2.0	—	1	10	—	—	—	—	11
Repurchase of common stock	—	(12.6)	—	—	—	(1,396)	—	—	(1,396)
Stock-based compensation	—	—	—	108	—	—	—	—	108
Distributions to non-controlling interest	—	—	—	—	—	—	—	(31)	(31)
Net income	—	—	—	—	259	—	—	25	284
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	—	1	—	1
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(8)	—	(8)
Foreign currency translation, net of tax	—	—	—	—	—	—	(255)	(3)	(258)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(11)	—	(11)
Other	—	—	—	—	10	—	—	—	10
Balance, December 31, 2018	251.5	(54.0)	$3	$10,898	$807	$(4,770)	$(224)	$240	$6,954
Issuance of common stock	1.5	—	—	11	—	—	—	—	11
Repurchase of common stock	—	(6.7)	—	—	—	(963)	—	—	(963)
Stock-based compensation	—	—	—	137	—	—	—	—	137
Distributions to non-controlling interest	—	—	—	—	—	—	—	(18)	(18)
Net income	—	—	—	—	191	—	—	36	227
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(15)	—	(15)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(30)	—	(30)
Foreign currency translation, net of tax	—	—	—	—	—	—	(41)	2	(39)
Reclassification adjustments, net of tax	—	—	$—	$—	$—	$—	$(1)	$—	$(1)
Balance, December 31, 2019	253	(60.7)	$3	$11,046	$998	$(5,733)	$(311)	$260	$6,263
Issuance of common stock	1.7	—	—	(44)	—	—	—	—	(44)
Repurchase of common stock	—	(2.8)	—	—	—	(433)	—	—	(433)
Stock-based compensation	—	—	—	90	—	—	—	—	90
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	(13)	(13)
Net income	—	—	—	—	279	—	—	29	308
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(30)	—	(30)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(54)	—	(54)
Foreign currency translation, net of tax	—	—	—	—	—	—	180	3	183
Reclassification adjustments, net of tax	—	—	—	—	—	—	10	—	10
Balance, December 31, 2020	254.7	(63.5)	$3	$11,092	$1,277	$(6,166)	$(205)	$279	$6,280
The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

    The Company

    IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of advanced analytics, technology solutions, and clinical research services to the life sciences industry. IQVIA creates intelligent connections across all aspects of healthcare through its analytics, transformative technology, big data resources and extensive domain expertise. IQVIA Connected Intelligence™ delivers powerful insights with speed and agility — enabling customers to accelerate the clinical development and commercialization of innovative medical treatments that improve healthcare outcomes for patients. With approximately 70,000 employees, the Company conducts business in more than 100 countries.

IQVIA is a global leader in protecting individual patient privacy. The company uses a wide variety of privacy-enhancing technologies and safeguards to protect individual privacy while generating and analyzing information on a scale that helps healthcare stakeholders identify disease patterns and correlate with the precise treatment path and therapy needed for better outcomes. IQVIA’s insights and execution capabilities help biotech, medical device and pharmaceutical companies, medical researchers, government agencies, payers and other healthcare stakeholders tap into a deeper understanding of diseases, human behaviors and scientific advances, in an effort to advance their path toward cures.

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

    Included in software and related assets is the capitalized cost of internal-use software used in supporting the Company’s business. Qualifying costs incurred during the application development stage are capitalized and amortized over their estimated useful lives. Costs are capitalized from completion of the preliminary project stage and when it is considered probable that the software will be used to perform its intended function, up until the time the software is placed into service. The Company recognized $267 million, $196 million and $179 million of amortization expense in 2020, 2019 and 2018, respectively, related to software and related assets.

    The carrying values of property, equipment and intangible and other long-lived assets are reviewed for recoverability if the facts and circumstances suggest that a potential impairment may have occurred. If this review indicates that carrying values will not be recoverable, as determined based on undiscounted cash flow projections, the Company will record an impairment charge to reduce carrying values to estimated fair value. There were no impairments recognized in 2020, 2019 and 2018.

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
    Restructuring Costs

    Restructuring costs, which primarily include termination benefits and facility closure costs, are recorded at estimated value. Key assumptions in determining the restructuring costs include the terms and payments that may be negotiated to terminate certain contractual obligations and the timing of employees leaving the Company.
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

    Income Taxes

    Certain items of income and expense are not recognized on the Company’s income tax returns and financial statements in the same year, which creates timing differences. The income tax effect of these timing differences results in (1) deferred income tax assets that create a reduction in future income taxes and (2) deferred income tax liabilities that create an increase in future income taxes. Recognition of deferred income tax assets is based on management’s belief that it is more likely than not that the income tax benefit associated with certain temporary differences, income tax operating loss and capital loss carryforwards and income tax credits, would be realized. The Company records a valuation allowance to reduce its deferred income tax assets for those deferred income tax items for which it was more likely than not that realization would not occur. The Company determines the amount of the valuation allowance based, in part, on the Company’s assessment of future taxable income and in light of the Company’s ongoing income tax strategies. If the estimate of future taxable income or tax strategies changes at any time in the future, the Company would record an adjustment to our valuation allowance. Recording such an adjustment could have a material effect on the Company’s financial condition or results of operations.

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

    Stock-based Compensation

    The Company accounts for stock-based compensation for stock options and stock appreciation rights under the fair value method and uses the Black-Scholes-Merton model to estimate the value of such stock-based awards granted to its employees and non-executive directors. Expected volatility is based upon the historical volatility of a peer group for a period equal to the expected term, as the Company does not have adequate history to calculate its own volatility and believes the expected volatility will approximate the historical volatility of the peer group. The Company does not currently anticipate paying dividends. The expected term represents the period of time the grants are expected to be outstanding. The risk- free interest rate is based on the United States Treasury yield curve in effect at the time of the grant.

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

    Leases

    The Company determines if an arrangement is a lease at inception and reassesses if there are changes in terms and conditions of the contract. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made before lease commencement and initial direct costs and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

    The Company has lease agreements with lease and non-lease components that the Company has elected to account for as single lease components.

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective transition method as of the beginning of the period of adoption. Therefore, on January 1, 2019, the Company recognized and measured leases without revising the historical comparative period information or disclosures.

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

    Treasury Stock

    The Company records treasury stock purchases under the cost method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid in capital associated with prior treasury stock transactions is insufficient to cover the difference between the acquisition cost and the reissue price, this shortfall is recorded in retained earnings.

    Recently Issued Accounting Standards

    Accounting pronouncements recently adopted

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

Accounting pronouncements issued but not adopted as of December 31, 2020

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

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations

    The Company attributes revenues to geographical region based upon where the services are performed. The following tables represent revenues by geographical region and reportable segment for the years ended December 31, 2020, 2019 and 2018:

	December 31, 2020
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$2,413	$2,680	$326	$5,419
Europe and Africa	1,844	1,667	184	3,695
Asia-Pacific	601	1,413	231	2,245
Total revenues	$4,858	$5,760	$741	$11,359

	December 31, 2019
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$2,370	$2,693	$399	$5,462
Europe and Africa	1,543	1,734	200	3,477
Asia-Pacific	573	1,361	215	2,149
Total revenues	$4,486	$5,788	$814	$11,088

	December 31, 2018
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$2,087	$2,553	$358	$4,998
Europe and Africa	1,520	1,693	235	3,448
Asia-Pacific	530	1,219	217	1,966
Total revenues	$4,137	$5,465	$810	$10,412

    No individual country, except for the United States and the United Kingdom, accounted for 10% or more of total revenues for the year ended December 31, 2020, 2019 and 2018. For the year ended December 31, 2020, revenues in the United States and the United Kingdom accounted for 35% and 10% of total revenue, respectively. For the year ended December 31, 2019, revenues in the United States and the United Kingdom accounted for 45% and 10% of total revenue, respectively. For the year ended December 31, 2018, revenues in the United States and the United Kingdom accounted for 43% and 11% of total revenue, respectively.

    No individual customer represented 10% or more of total revenues for the years ended December 31, 2020, 2019 and 2018.

    Transaction Price Allocated to the Remaining Performance Obligations

    As of December 31, 2020, approximately $25.3 billion of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenue on approximately 30% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.

3. Trade Accounts Receivable, Unbilled Services and Unearned Income

    Trade accounts receivables and unbilled services consist of the following:

	December 31,
(in millions)	2020	2019
Trade accounts receivable
Billed	$1,181	$1,312
Unbilled services	1,263	1,286
Trade accounts receivable and unbilled services	2,444	2,598
Allowance for doubtful accounts	(34)	(16)
Trade accounts receivable and unbilled services, net	$2,410	$2,582
    Unbilled services and unearned income was as follows:

	December 31,
(in millions)	2020	2019	Change
Unbilled services	$1,263	$1,286	$(23)
Unearned income	(1,252)	(1,014)	(238)
Net balance	$11	$272	$(261)

    Unbilled services, which is comprised of approximately 60% of unbilled receivables and 40% of contract assets as of December 31, 2020, decreased by $23 million as compared to December 31, 2019. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $238 million over the same period resulting in a decrease of $261 million in the net balance of unbilled services and unearned income between December 31, 2020 and 2019. Decrease in the net balance is driven by the difference in timing of revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers, related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.

    Bad debt expense recognized on the Company’s receivables and unbilled services was de minimis for the years ended December 31, 2020, 2019 and 2018.

4. Investments

    Debt, Equity and Other Securities

    Current

    The Company’s short-term investments in debt, equity and other securities consist primarily of trading investments in mutual funds and are measured at fair value with realized and unrealized gains and losses recorded in other expense (income), net on the accompanying consolidated statements of income.

    Long-term

The Company’s long-term equity investments (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) are measured at fair value and any changes in fair value are recognized in net income at the end of each reporting period. For equity investments that do not have readily determinable fair values and do not qualify for the existing practical expedient in Accounting Standards Codification (“ASC”) 820 “Fair Value Measurement” (“ASC 820”) to estimate fair value using the net asset value per share of the investment, the Company applies a new measurement alternative and measure those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer at each reporting period.

    Unconsolidated Affiliates

    The Company accounts for its investments in and advances to unconsolidated affiliates under the equity method of accounting and records its pro rata share of its losses or earnings from these investments in equity in earnings (losses) of unconsolidated affiliates. The following is a summary of the Company’s investments in and advances to unconsolidated affiliates:

	December 31,
(in millions)	2020	2019
NovaQuest Pharma Opportunities Fund III, L.P. (“NQ Fund III”)	$7	$19
NovaQuest Pharma Opportunities Fund IV, L.P. (“NQ Fund IV”)	8	8
NovaQuest Pharma Opportunities Fund V, L.P. (“NQ Fund V”)	17	13
NovaQuest Private Equity Fund I, L.P. (“NQ PE Fund I”)	3	4
NostraData Pty Ltd. (“NostraData”)	18	8
Inteliquet (“Inteliquet”)	16	18
Helparound ("Helparound")	3	4
Longwood Fund V, L.P. ("Longwood")	1	—
Other	11	13
	$84	$87

    Variable Interest Entities

    As of December 31, 2020, the Company’s investments in unconsolidated variable interest entities (“VIEs”) and its estimated maximum exposure to loss were as follows:

(in millions)	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
NQ Fund III	$7	$13
NQ Fund IV	8	11
NQ Fund V	17	47
NQ PE Fund I	3	5
Longwood	1	10
Pappas Life Science Ventures V, L.P.	1	2
	$37	$88

5. Derivatives

    Foreign Exchange Risk Management

    The Company transacts business in more than 100 countries and is subject to risks associated with fluctuating foreign exchange rates. Accordingly, the Company enters into foreign currency forward contracts to (i) hedge certain forecasted foreign exchange cash flows arising from service contracts (“Service Contract Hedging”) and (ii) hedge non-United States dollar anticipated intercompany reseller fees (“Reseller Hedging”). It is the Company’s policy to enter into foreign currency transactions only to the extent necessary to reduce earnings and cash flow volatility associated with foreign exchange rate movements. The Company does not enter into foreign currency transactions for investment or speculative purposes. The principal currencies hedged in 2020 were the British Pound and the Japanese Yen.

    Service Contract Hedging and Reseller Hedging contracts are designated as cash flow hedges and are carried at fair value, with changes in the fair value recorded to AOCI. The change in fair value is reclassified from AOCI to earnings in the period in which the hedged transaction occurs. These contracts have various expiration dates through September 2021.

    As of December 31, 2020 and 2019, the Company had open Service Contract Hedging and Reseller Hedging contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2021 and 2020 with notional amounts totaling $70 million and $148 million, respectively. For accounting purposes these hedges are considered highly effective. As of December 31, 2020 and 2019, the Company had recorded gross unrealized gains (losses) of $5 million and $— million and $4 million and less than $(1) million, respectively, related to these contracts. Upon expiration of the hedge instruments in 2020, the Company reclassified the unrealized holding gains and losses on the derivative instruments included in AOCI into earnings. The unrealized gains (losses) are included in other current assets and liabilities on the accompanying consolidated balance sheets as of December 31, 2020 and 2019.

    Interest Rate Risk Management

    The Company has entered into interest rate swap agreements for purposes of managing its exposure to interest rate fluctuations.

    In April 2014, IMS Health entered into United States dollar and Euro denominated interest rate swap agreements (“2014 Swaps”) to hedge interest rate exposure on notional amounts of approximately $600 million of its borrowings. The 2014 Swaps commenced between April and June 2014 and expire at various times through March 2021. As of December 31, 2020, only one of the 2014 Swaps remain unexpired, with a notional value of $356 million. On this agreement, the Company pays a fixed rate of 1.6% and receives a variable rate of interest equal to the greater of three-month Euro Interbank Offered Rate (“EURIBOR”) or the equivalent to LIBOR, and 1%. During 2017, the 2014 Swaps ceased to be considered highly effective for accounting purposes and as such, the Company discontinued hedge accounting and prospective changes in the fair value of the Swaps are recognized in earnings.

    On June 3, 2015, the Company entered into seven forward starting interest rate swaps (“2015 Swaps”) in an effort to limit its exposure to changes in the variable interest rate on its Senior Secured Credit Facilities (as defined below). Interest on the swaps began accruing on June 30, 2016, and the interest rate swaps expired at various times through March 2020. As of December 31, 2020, none of the 2015 Swaps were still outstanding. The Company paid a fixed rate of 2.1% and received a variable rate of interest equal to the three-month LIBOR on these agreements.

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

On March 27, 2020, the Company entered into an interest rate swap with a notional value of $1 billion in an effort to limit its exposure to changes in the variable interest rate on its Senior Secured Credit Facilities (as defined below). Interest on the swap began accruing on March 31, 2020 and the swap expires on March 31, 2023. The Company pays a fixed rate of .56% and receives a variable rate of interest equal to the one-month LIBOR on the swap.

On June 4, 2020, the Company entered into an interest rate swap with a notional value of $300 million in an effort to limit its exposure to changes in the variable interest rate on its Senior Secured Credit Facilities (as defined below). Interest on the swap began accruing on June 30, 2020 and the swap expires on June 28, 2024. The Company pays a fixed rate of .54% and receives a variable rate of interest equal to the three-month LIBOR on the swap.

The critical terms of the swaps are substantially the same as the underlying borrowings. These interest rate swaps are accounted for as cash flow hedges as these transactions were executed to hedge the Company's interest payments and for accounting purposes are considered highly effective. As such, the effective portion of the hedges is recorded as unrealized gains (losses) on derivatives included in AOCI.

    The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparty, which, when they occur, are reflected as interest expense on the consolidated statements of income. These interest rate swaps will result in a total debt mix of approximately 66% fixed rate debt and 34% variable rate debt.

    Net Investment Risk Management

    The Company designates its foreign currency denominated debt as a hedge of its net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the United States dollar, which is accounted for as a cash flow hedge. As of December 31, 2020, these borrowings (net of original issue discount) were €5,323 million ($6,528 million). The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the cumulative translation adjustment component of AOCI with the related offset in long-term debt. Those amounts would be reclassified from AOCI to earnings upon the sale or substantial liquidation of these net investments. The amount of foreign exchange losses related to the net investment hedge included in the cumulative translation adjustment component of AOCI for the year ended December 31, 2020 was $561 million.

    The fair values of the Company’s derivative instruments and the line items on the accompanying consolidated balance sheets to which they were recorded are summarized in the following table:

		December 31, 2020			December 31, 2019
(in millions)	Balance Sheet Classification	Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$5	—	$70	$4	$—	$148
Interest rate swaps	Other assets and liabilities	—	55	1,800	—	27	875
Derivatives not designated as hedging instruments:
Interest rate swaps	Other liabilities	—	1	356	—	3	325
Total derivatives		$5	$56		$4	$30

The pre-tax effect of the Company’s cash flow hedging instruments on other comprehensive (loss) income is summarized in the following table:

	Year Ended December 31,
(in millions)	2020	2019	2018
Foreign exchange forward contracts	$1	$2	$(9)
Interest rate derivatives	(28)	(22)	(6)
Total	$(27)	$(20)	$(15)

    The Company expects approximately $14 million of pre-tax unrealized losses related to its foreign exchange contracts and interest rate derivatives included in AOCI at December 31, 2020 to be reclassified into earnings within the next twelve months. The total amount of cash flow hedge effect on the income statement is immaterial for year ended December 31, 2020.

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

    The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values at December 31, 2020 and 2019 due to their short-term nature. At December 31, 2020 and 2019, the fair value of total debt approximated $12,746 million and $11,925 million, respectively, as determined under Level 1 and Level 2 measurements for these financial instruments.

    Recurring Fair Value Measurements

    The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of December 31, 2020:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$122	$—	$—	$122
Derivatives	—	5	—	5
Total	$122	$5	$—	$127
Liabilities:
Derivatives	$—	$56	$—	$56
Contingent consideration	—	—	119	119
Total	$—	$56	$119	$175

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

    The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31,:

	Contingent Consideration
(in millions)	2020	2019	2018
Balance as of January 1	$113	$123	$69
Business combinations	47	40	53
Contingent consideration paid	(22)	(46)	(24)
Revaluations included in earnings and foreign currency translation adjustments	(19)	(4)	25
Balance as of December 31,	$119	$113	$123

The Company used the following key assumptions when estimating the fair value of contingent considerations:

Unobservable Input	Weighted average probability of target achievement	Range of potential payment
Revenue target	82%	0%-100%
EBITDA target	92%	0%-100%
Operational target	91%	0%-100%

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

    As of December 31, 2020, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled approximately $17,987 million and were identified as Level 3. These assets are comprised of cost and equity method investments of $128 million, goodwill of $12,654 million and other identifiable intangibles, net of $5,205 million.

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

    Goodwill—Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets resulting from business combinations. On an annual basis and if a triggering event occurs, the Company performs a qualitative analysis to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its book value. This includes a qualitative analysis of macroeconomic conditions, industry and market considerations, internal cost factors, financial performance, fair value history and other company specific events. If this qualitative analysis indicates that it is more likely than not that the estimated fair value is less than the book value for the respective reporting unit, the Company determines whether the estimated fair value of the reporting unit is in excess of its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the estimated fair value of the reporting unit, the Company compares the fair value with the carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the fair value. See Note 8 for additional information.

    Definite-lived Intangible Assets—If a triggering event occurs, the Company determines the estimated fair value of definite-lived intangible assets by determining the present value of the expected cash flows. See Note 8 for additional information.

    Indefinite-lived Intangible Asset—If a triggering event occurs and a qualitative analysis indicates that it is more likely than not that the estimated fair value is less than the carrying value of an indefinite-lived intangible asset, the Company determines the estimated fair value of the indefinite-lived intangible asset (trade name) by determining the present value of the estimated royalty payments on an after-tax basis that it would be required to pay the owner for the right to use such trade name. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to the excess.

7. Property and Equipment

    The major classes of property and equipment were as follows:

	December 31,
(in millions)	2020	2019
Land, buildings and leasehold improvements	$351	$331
Equipment	657	570
Furniture and fixtures	76	81
Transportation equipment	71	73
Property and equipment, gross	1,155	1,055
Less accumulated depreciation	(673)	(597)
Property and equipment, net	$482	$458

    Property and equipment depreciation expense was as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Depreciation expense	134	128	125

8. Goodwill and Identifiable Intangible Assets

    As of December 31, 2020, the Company has approximately $5,205 million of identifiable intangible assets, of which approximately $18 million, relating to a trade name, is deemed to be indefinite-lived and, accordingly, is not being amortized. Amortization expense associated with identifiable definite-lived intangible assets was as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Amortization expense	$1,153	$1,074	$1,016

Estimated amortization expense for existing identifiable intangible assets is expected to be approximately $1,062 million, $708 million, $605 million, $508 million and $409 million for the years ending December 31, 2021, 2022, 2023, 2024, and 2025, respectively. Estimated amortization expense can be affected by various factors, including future acquisitions or divestitures of service and/or licensing and distribution rights or impairments.
    The following is a summary of identifiable intangible assets:

	As of December 31, 2020			As of December 31, 2019

(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived identifiable intangible assets:
Client relationships and backlog	$5,095	$(1,745)	$3,350	$4,809	$(1,303)	$3,506
Trademarks, trade name and other	544	(212)	332	528	(158)	370
Databases	1,930	(1,629)	301	1,836	(1,185)	651
Software and related assets	2,109	(915)	1,194	1,620	(665)	955
Non-compete agreements	28	(18)	10	32	(18)	14
	$9,706	$(4,519)	$5,187	$8,825	$(3,329)	$5,496
Indefinite-lived identifiable intangible assets
Trade name	$18	$—	$18	$18	$—	$18

    The following is a summary of goodwill by segment for the years ended December 31, 2020 and 2019:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2018	$10,239	$1,427	$134	$11,800
Business combinations	216	215	5	436
Impact of foreign currency fluctuations and other	(81)	4	—	(77)
Balance as of December 31, 2019	10,374	1,646	139	12,159
Business combinations	86	29	0	115
Impact of foreign currency fluctuations and other	404	(29)	5	380
Balance as of December 31, 2020	$10,864	$1,646	$144	$12,654

    There were no goodwill impairment losses for the years ended December 31, 2020 or 2019.

9. Accrued Expenses

    Accrued expenses consist of the following:

	December 31,
(in millions)	2020	2019
Compensation, including bonuses, fringe benefits and payroll taxes	$852	$687
Restructuring	53	67
Interest	55	53
Client contract related	849	763
Professional fees	92	80
Contingent consideration and deferred purchase price	59	52
Other	272	235
	$2,232	$1,937

10. Credit Arrangements

    The following is a summary of the Company’s revolving credit facilities at December 31, 2020:

Facility	Interest Rates
$1,500 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 1.50% at December 31, 2020
$25 million (receivables financing facility)	LIBOR Market Index Rate (0.14% at December 31, 2020) plus 0.90%
£10 million (approximately $14 million) general banking facility	Bank’s base rate of 0.10% at December 31, 2020 plus 1%

The following table summarizes the Company’s debt at the dates indicated:

	December 31,
(dollars in millions)	2020	2019
Senior Secured Credit Facilities:
Term A Loan due 2023—U.S. Dollar LIBOR at average floating rates of 1.75%	$728	$770
Term A Loan due 2023—U.S. Dollar LIBOR at average floating rates of 2.75%	766	—
Term A Loan due 2023—Euro LIBOR at average floating rates of 1.50%	400	387
Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 1.90%	535	535
Term B Loan due 2024—Euro LIBOR at average floating rates of 2.00%	1,413	1,306
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 1.90%	726	733
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 2.00%	926	936
Term B Loan due 2025—Euro LIBOR at average floating rates of 2.00%	697	644
Revolving Credit Facility due 2023:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of 1.64%	—	154
Japanese Yen denominated borrowings—Japanese Yen LIBOR at average floating rates of 1.50%	—	212
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	515	471
3.25% Senior Notes due 2025—Euro denominated	1,748	1,598
3.5% Senior Notes due 2024—Euro denominated	—	701
2.25% Senior Notes due 2028—Euro denominated	883	808
2.875% Senior Notes due 2028—U.S. Euro denominated	872	—
Receivables financing facility due 2022—U.S. Dollar LIBOR at average floating rates of 1.04%	240	300
Principal amount of debt	12,600	11,705
Less: unamortized discount and debt issuance costs	(67)	(60)
Less: current portion	(149)	(100)
Long-term debt	$12,384	$11,545

    Contractual maturities of long-term debt at December 31, 2020 are as follows:

(in millions)
2021	$149
2022	389
2023	1,715
2024	1,927
2025	4,515
Thereafter	3,905
$12,600

At December 31, 2020, there were bank guarantees totaling approximately £0.9 million (approximately $1.3 million) issued against the availability of the general banking facility with a European headquartered bank through their operations in the United Kingdom.

Senior Secured Credit Agreement and Senior Notes

2020 Financing Transactions
At December 31, 2020, the Company’s Fourth Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) provided financing through several senior secured credit facilities (collectively, the “senior secured credit facilities”) of up to approximately $7,692 million, which consisted of $6,192 million principal amounts of debt outstanding (as detailed in the table above), $4 million of issued standby letters of credit and $1,496 million of available borrowing capacity on the revolving credit facility.
On June 24, 2020, IQVIA Inc. (the “Issuer”), a wholly owned subsidiary of the Company, completed the issuance and sale of €711 million in gross proceeds of the Issuer’s 2.875% senior notes due 2028 (the “2.875% Notes”). The 2.875% Notes were issued pursuant to an Indenture, dated June 24, 2020, among the Issuer, U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer as guarantors. The 2.875% Notes are unsecured obligations of the Issuer, will mature on June 15, 2028 and bear interest at the rate of 2.875% per year, with interest payable semiannually on June 15 and December 15 of each year, beginning on December 15, 2020. The Issuer may redeem the 2.875% Notes prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to June 15, 2023 (subject to a customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 1.438% to 0.000%. The proceeds from the 2.875% Notes offering were used to redeem all of the Issuer’s outstanding 3.500% senior notes due 2024 (the “3.500% Notes”), including the payment of premiums in respect thereof, to repay a portion of the existing borrowings under the Issuer’s revolving credit facility and to pay fees and expenses related to the offering. The Issuer’s obligations with respect to the 3.500% Notes were discharged on the same day as the Issuer completed the issuance of the 3.500% Notes, and the 3.500% Notes were redeemed on July 9, 2020.
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
2019 Financing Transactions

At December 31, 2019, the Company’s Credit Agreement provided financing through the several senior credit facilities of approximately $6,811 million, which consisted of $5,677 million principal amounts of debt outstanding (as detailed in the table above), $3 million of issued standby letters of credit and $1,131 million of available borrowing capacity on the $1,500 million revolving credit facility. On December 18, 2019, the Company entered into Amendment No. 6 to the Credit Agreement; pursuant to the Amendment, that amended the interest rate applicable to the Issuer’s Term B Loan due 2024—U.S. Dollar LIBOR and Term B Loan due 2025—U.S. Dollar LIBOR was reduced to LIBOR plus 1.75% per annum and the LIBOR floor applicable to the Issuer’s Term B-1 Dollar Loans was reduced to —% per annum. On August 9, 2019, the Company entered into Amendment No. 5 to the Credit Agreement that repriced the Euro LIBOR floor applicable to the Euro-denominated Term B Loan due 2024 and Term B Loan due 2025 to 0% per annum.

On August 13, 2019, the Issuer completed the issuance and sale of €720 million in gross proceeds of the Issuer’s 2.25% Senior Notes due 2028 (the “2.25% Notes”). The 2.25% Notes were issued pursuant to an Indenture, dated August 13, 2019, among the Issuer, U.S. Bank National Association, as trustee of the 2.25% Notes, and certain subsidiaries of the Issuer as guarantors. The net proceeds from the notes offering, together with available cash, were used to redeem the Issuer’s outstanding 2023 senior notes due 2023 (the “4.875% Notes”), and to pay fees and expenses related to the notes offering. On July 29, 2019, the Issuer issued a conditional notice of redemption with respect to the 4.875% Notes, for a total redemption price equal to the sum of the principal amount of the 4.875% Notes, accrued and unpaid interest on the 4.875% Notes to the redemption date and the applicable redemption premium. The Issuer’s obligations with respect to the 4.875% Notes were discharged on August 13, 2019. The 2.25% Notes are unsecured obligations of the Issuer, will mature on January 15, 2028 and bear interest at the rate of 2.25% per annum, with interest payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2020. The Issuer may redeem the 2.25% Notes prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to July 15, 2022 (subject to a customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 101.125% to 0.000%.

On May 10, 2019, the Issuer completed the issuance and sale of $1.1 billion in gross proceeds of the Issuer’s 5.00% Senior Notes due 2027 (the “5.00% Notes”). The 5.00% Notes were issued pursuant to an Indenture, dated May 10, 2019, among the Issuer, U.S. Bank National Association, as trustee of the 5.00% Notes, and certain subsidiaries of the Issuer as guarantors. The net proceeds from this notes offering were used to repay existing borrowings under the Issuer’s revolving credit facility, to pay fees and expenses related to the notes offering and for other general corporate purposes. The 5.00% Notes are unsecured obligations of the Issuer, will mature on May 15, 2027 and bear interest at the rate of 5.00% per annum, with interest payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2020. The Issuer may redeem the 5.00% Notes prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to May 15, 2022 (subject to a customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 2.500% to 0.000%.

Receivables Financing Facility

On November 25, 2020, the Company amended its receivables financing facility to exclude certain of its accounts receivable from the facility.

On December 19, 2019, the Company amended its receivables financing facility to extend the term of the facility to December 19, 2022.

On December 5, 2014, the Company entered into a four-year arrangement to securitize certain of its accounts receivable. Under the receivables financing facility, certain of the Company’s accounts receivable are sold on a non-recourse basis by certain of its consolidated subsidiaries to another of its consolidated subsidiaries, a bankruptcy-remote special purpose entity (“SPE”). The SPE obtained a term loan and revolving loan commitment from a third-party lender, secured by liens on the assets of the SPE, to finance the purchase of the accounts receivable, which includes a $275 million term loan and a $25 million revolving loan commitment. The revolving loan commitment may be increased by an additional $35 million as amounts are repaid under the term loan. The Company has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under the receivables financing facility. The assets of the SPE are not available to satisfy any of the Company’s obligations or any obligations of its subsidiaries. As of December 31, 2020, there were $60 million of revolving loans available under the receivables financing facility.

Restrictive Covenants

The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the Credit Agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the Credit Agreement, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. At December 31, 2020, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.

11. Leases

    The Company has operating leases for corporate offices, datacenters, motor vehicles and certain equipment, many of which contain renewal and escalation clauses. These operating leases expire at various dates through 2029 with options to cancel certain leases at various intervals. The Company also has finance leases for office and lab spaces that expire in 2044. Based on the timing of payments on the finance leases the cash flow impact is not material for the year ended December 31, 2020. In determining the lease term at lease commencement, the Company includes the noncancellable term and the periods which the Company deems it is reasonably certain to exercise or not to exercise a renewal or cancellation option.

    The components of lease expense were as follows:

(in millions)	Classification	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost (1)	Selling, general and administrative expenses	$209	$193
Financing lease cost (1)	Depreciation and amortization, and Interest expense	6	—
Total lease cost		$215	$193
(1)    Includes variable lease costs, which are immaterial.

    Rental expenses under lease agreements was $197 million in 2018.

    Other information related to leases was as follows:

(in millions)	Year Ended December 31, 2020	Year Ended December 31, 2019
Supplemental Cash Flow:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$211	$195
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$109	$96
Financing leases	$119	$—
Weighted Average Remaining Lease Term:
Operating leases	4.58 years	5.01 years
Financing leases	24 years	—
Weighted Average Discount Rate:
Operating leases	3.78%	4.22%
Financing leases	3.18%	—

    Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows:

(in millions)	Operating Leases	Financing Leases
2021	$159	$—
2022	132	6
2023	104	6
2024	73	6
2025	58	6
Thereafter	52	159
Total future minimum lease payments	578	183
Less imputed interest	(51)	(61)
Total	$527	$122
Reported as of December 31, 2020:
Other current liabilities	$156	$—
Operating lease liabilities	371	—
Other liabilities	—	122
Total	$527	$122

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

    On February 13, 2014, a group of approximately 1,200 medical doctors and 900 private individuals filed a civil lawsuit with the Seoul Central District Court against IMS Korea and two other defendants, KPA and the Korean Pharmaceutical Information Center (“KPIC”). The civil lawsuit alleges KPA and KPIC collected their personal information in violation of applicable privacy laws without the necessary consent through a software system installed on pharmacy computer systems in Korea, and that personal information was transferred to IMS Korea and sold to pharmaceutical companies. On September 11, 2017, the District Court issued a final decision that the encryption in use by the defendants since June 2014 was adequate to meet the requirements of the Korean Personal Information Privacy Act (“PIPA”) and the sharing of non-identified information for market research purposes was allowed under PIPA. The District Court also found an earlier version of encryption was insufficient to meet PIPA requirements, but no personal data had been leaked or re-identified. The District Court did not award any damages to plaintiffs. Approximately 280 medical doctors and 200 private individuals appealed the District Court decision. On May 3, 2019, the Appellate Court issued a final decision in which it concluded all of the non-identified information transferred by KPIC to IMS Korea for market research purposes violated PIPA, but did not award any damages to plaintiffs (affirming the District Court’s decision on this latter point). On May 24, 2019, approximately 247 plaintiffs appealed the Appellate Court’s decision to the Supreme Court. The Company believes the appeal is without merit and is vigorously defending its position.

    On July 23, 2015, indictments were issued by the Seoul Central District Prosecutors’ Office in South Korea against 24 individuals and companies alleging improper handling of sensitive health information in violation of, among others, South Korea’s Personal Information Protection Act. IMS Korea and two of its employees were among the individuals and organizations indicted. Although there is no assertion that IMS Korea used patient identified health information in any of its offerings, prosecutors allege that certain of IMS Korea’s data suppliers should have obtained patient consent when they converted sensitive patient information into non-identified data and that IMS Korea had not taken adequate precautions to reduce the risk of re-identification. On February 14, 2020, the Seoul Central District Court acquitted IMS Korea and its two employees of the charges of improper handling of sensitive health information. The matter is now on appeal. The Company intends to vigorously defend its position on appeal.

    On January 10, 2017, Quintiles IMS Health Incorporated and IMS Software Services Ltd. (collectively “IQVIA Parties”), filed a lawsuit in the U.S. District Court for the District of New Jersey against Veeva Systems, Inc. (“Veeva”) alleging Veeva unlawfully used IQVIA Parties intellectual property to improve Veeva data offerings, to promote and market Veeva data offerings and to improve Veeva technology offerings. IQVIA Parties seek injunctive relief, appointment of a monitor, the award of compensatory and punitive damages and reimbursement of all litigation expenses, including reasonable attorneys’ fees and costs. On March 13, 2017, Veeva filed counterclaims alleging anticompetitive business practices in violation of the Sherman Act and state laws. Veeva claims damages in excess of $200 million, and is seeking punitive damages and litigation costs, including attorneys’ fees. We believe the counterclaims are without merit, reject all counterclaims raised by Veeva and intend to vigorously defend IQVIA Parties’ position and pursue our claims against Veeva. Since the initial filings, the parties have filed additional litigations against each other, primarily concerning the use of IQVIA data with various other Veeva products. The parties have been engaged in the discovery process in connection with the first lawsuit.

13. Stockholders’ Equity

    Preferred Stock

    The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued and outstanding as of December 31, 2020 or 2019.

    Equity Repurchase Program

    On October 30, 2013, the Board first approved the Repurchase Program, authorizing the repurchase of up to $125 million of either the Company’s common stock or vested in-the-money employee stock options, or a combination thereof. The Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of its common stock by $600 million, $1.5 billion, $2 billion and $1.5 billion, $2.0 billion in 2015, 2016, 2017, 2018, and 2019 respectively, which increased the total amount that has been authorized under the Repurchase Program to $7.725 billion. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock or vested in-the- money employee stock options, and it may be modified, extended, suspended or discontinued at any time.

    As of December 31, 2020, the Company has remaining authorization to repurchase up to $0.9 billion of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

2020 Offerings

There were no equity offerings during the year.

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

    Other Equity Repurchases

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

    Summary

    Below is a summary of the share repurchases made both under and outside of the Repurchase Program:

	Year Ended December 31,
(in millions, except per share data)	2020	2019	2018
Number of shares of common stock repurchased	2.7	6.6	12.6
Aggregate purchase price	$423	$945	$1,396
Average price per share	$155.63	$143.02	$111.23

    Non-controlling Interests

    The Company contributed businesses to a joint venture with Quest Diagnostics Incorporated (“Quest”) that was recorded at book value (carryover basis) because the Company owns 60% of the joint venture and maintains control of these businesses. As a result, Quest’s non- controlling interest in the joint venture, referred to as Q2 Solutions, is equal to 40%. Quest’s non-controlling interest was $279 million at December 31, 2020. During the year ended December 31, 2020, Q2 Solutions distributed dividends of $21 million to Quest and received a $8 million contribution from Quest to fund ongoing operational and strategic activities.

14. Business Combinations

    The Company completed several immaterial acquisitions during the year ended December 31, 2020. The Company’s assessment of fair value and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The accompanying consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented as pro forma results of operations would not be significantly different to the actual results of operations of the Company.

    The following table provides certain financial information for these acquisitions, including the preliminary allocations of the purchase prices to certain intangible assets acquired and goodwill:

(in millions)	Amortization Period				2020	2019
Total cost of acquisitions, net of cash acquired(1)					$224	$667
Amounts recorded in the Consolidated Balance Sheets:
Goodwill					$115	$437
Portion of goodwill deductible for income tax purposes					99	186
Intangible assets:
Customer relationships	10	-	18	years	$90	$216
Backlog	0			years	—	11
Non-compete agreements	3	-	3	years	2	6
Software	3	-	3	years	8	35
Trade names	2	-	3	years	1	3
Total intangible assets					$101	$271
(1)    Total cost of acquisitions, net of cash acquired, includes contingent consideration and deferred purchase payments of $47 million and $79 million for the years ended December 31, 2020 and 2019, respectively.

15. Restructuring

    The Company has continued to take restructuring actions in 2020 to align its resources and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These actions include consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements. These restructuring actions are expected to continue into 2021.

    The management approved plans resulted in approximately $52 million, $75 million and $68 million of restructuring expense, net of reversals, which consisted of severance, facility closure costs and other exit-related costs in 2020, 2019, and 2018, respectively.

    The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs	Exit Costs	Total
Balance at December 31, 2018	$47	$27	$74
Expense, net of reversals	75	0	75
Payments	(57)	(16)	(73)
Foreign currency translation and other	(1)	(8)	(9)
Balance at December 31, 2019	$64	$3	$67
Expense, net of reversals	52	—	52
Payments	(67)	(1)	(68)
Foreign currency translation and other	2	0	2
Balance at December 31, 2020	$51	$2	$53

    The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects the majority of the restructuring accruals at December 31, 2020 will be paid in 2021.

16. Income Taxes

    The components of income before income taxes and equity in earnings (losses) of unconsolidated affiliates are as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Domestic	$(649)	$(504)	$(521)
Foreign	1,022	856	849
	$373	$352	$328

    The components of income tax expense attributable to continuing operations are as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Current expense:
Federal and state	$—	$11	$17
Foreign	244	248	233
	244	259	250
Deferred (benefit) expense:
Federal and state	(161)	(109)	(170)
Foreign	(11)	(34)	(21)
	(172)	(143)	(191)
	$72	$116	$59

    The differences between the Company’s consolidated income tax expense attributable to continuing operations and the expense computed at the United States statutory income tax rate of 21% were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Federal income tax expense at statutory rate	$78	$74	$69
State and local income taxes, net of federal effect	19	—	(2)
Research and development	(14)	(21)	(20)
United States taxes recorded on foreign earnings(*)	2	9	40
Tax contingencies	(5)	27	16
Foreign Derived Intangible Income (“FDII”)	(8)	20	(25)
Foreign rate differential	25	26	27
Equity compensation	(29)	(14)	(8)
Non-taxable gain on acquisition adjustment	6	(5)	—
Non-controlling interest	(5)	(6)	(3)
Tax Act impact	—	—	(35)
Other	3	6	—
	$72	$116	$59
(*) Includes impact of GILTI, and other U.S. taxes on foreign earnings.

In 2020, the U.S. Treasury Department issued final regulations regarding Foreign Derived Intangible Income (“FDII”) and Global Intangible Low-Taxed Income (“GILTI”). The Company has determined it will elect the GILTI high tax exception as allowed by the final regulations and will amend its 2018 and 2019 US Federal consolidated income tax returns resulting in a favorable impact of $26 million, which the Company recorded in 2020.

In 2019 the U.S. Treasury Department issued final regulations on the transition tax and proposed regulations on FDII, which was introduced by the Tax Act enacted by the U.S. government on December 22, 2017. The Tax Act is comprehensive legislation that includes provisions that lower the federal corporate income tax rate from 35% to 21% beginning in 2018 and imposes a one-time transition tax on undistributed foreign earnings. While the final regulations related to the transition tax did not have a material impact on the Company, the proposed guidance for FDII had an unfavorable impact. Although the proposed guidance for FDII is not authoritative and subject to change in the regulatory review process, the company reversed the tax benefit recorded in 2018 by recording a tax expense of $25 million for this impact.

    In 2018 the Company recorded a $35 million benefit related to finalizing the accounting related to the Tax Act. Additionally, in 2018 the Company recorded a benefit of $25 million related to FDII, as well as a tax expense of $35 million related to GILTI, as a result of the new provisions of the Tax Act.

    Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $4,075 million at December 31, 2020. With the enactment of the Tax Act, the Company does not consider any of its foreign earnings as indefinitely reinvested.

    The income tax effects of temporary differences from continuing operations that give rise to significant portions of deferred income tax assets (liabilities) are presented below:

	December 31,
(in millions)	2020	2019
Deferred income tax assets:
Net operating loss and capital loss carryforwards	$231	$246
Tax credit carryforwards	369	332
Accrued expenses and unearned income	54	55
Employee benefits	228	168
Lease liability	139	119
Foreign exchange on debt instruments	143	—
U.S. interest expense limitation	75	35
Other	64	63
Total deferred income tax assets	1,303	1,018
Valuation allowance for deferred income tax assets	(306)	(266)
Total deferred income tax assets (net of valuation allowance)	997	752
Deferred income tax liabilities:
Amortization and depreciation	(1,038)	(1,105)
Lease right-of-use assets	(133)	(119)
Foreign exchange on debt instruments	—	(28)
Other	(50)	(27)
Total deferred income tax liabilities	$(1,221)	$(1,279)
Net deferred income tax liabilities	$(224)	$(527)

    During 2020 the net deferred tax liabilities decreased mainly due to foreign exchange revaluations of debt instruments and amortization of intangibles related to the merger between Quintiles and IMS Health.

    The Company had federal, state and local, and foreign tax loss carryforwards and tax credits, the tax effect of which was $646 million as of December 31, 2020. Of this amount, $19 million has an indefinite carryforward period, and the remaining $627 million expires at various times beginning in 2020. Some of the federal losses are subject to limitations under the Internal Revenue Code, however, management expects these losses to be utilized during the carryforward periods.

    In 2020, the Company increased its valuation allowance by $40 million to $306 million at December 31, 2020 from $266 million at December 31, 2019. The valuation allowance increased primarily due to current year state tax benefits on foreign exchange revaluations on debt instruments, branch basket foreign tax credits that the Company has determined are not more likely than not to be used before their expiration, and due to an increase in the value of the U.S. state net operating losses.

    A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits is presented below:

	Year Ended December 31,
(in millions)	2020	2019	2018
Balance at January 1	$120	$94	$82
Additions based on tax positions related to the current year	5	5	4
Additions for income tax positions of prior years	15	33	26
Impact of changes in exchange rates	3	—	(2)
Settlements with tax authorities	(2)	(1)	(2)
Reductions for income tax positions of prior years	(16)	(6)	—
Reductions due to the lapse of the applicable statute of limitations	(7)	(5)	(14)
Balance at December 31,	$118	$120	$94

    As of December 31, 2020, the Company had total gross unrecognized income tax benefits of $118 million associated with over 100 jurisdictions in which the Company conducts business that, if recognized, would reduce the Company’s effective income tax rate.

    The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of income. In 2020, 2019 and 2018, the amount of interest and penalties recorded as an addition to income tax expense in the accompanying consolidated statements of income was $3 million, $2 million and $0 million, respectively. As of December 31, 2020, and 2019, the Company had accrued approximately $21 million and $18 million, respectively, of interest and penalties.

    The Company believes that it is reasonably possible that a decrease of up to $14 million in gross unrecognized income tax benefits for federal, state and foreign exposure items may be necessary within the next 12 months due to lapse of statutes of limitations or uncertain tax positions being effectively settled. The Company believes that it is reasonably possible that a decrease of up to $21 million in gross unrecognized income tax benefits for foreign items may be necessary within the next 12 months due to payments. For the remaining uncertain income tax positions, it is difficult at this time to estimate the timing of the resolution.

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

United States	2017-2019
India	2006-2020
Japan	2019
United Kingdom	2019
Switzerland	2015-2019

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

    The following table summarizes changes in the benefit obligation, the plan assets and the funded status of the pension benefit plans:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31,
(in millions)	2020	2019	2020	2019
Obligation and funded status:
Change in benefit obligation:
Projected benefit obligation at beginning of year	$401	$335	$591	$513
Service costs	13	12	29	25
Interest cost	12	14	8	9
Actuarial losses	65	50	60	55
Business combinations	—	—	—	—
Benefits paid	(10)	(10)	(18)	(19)
Contributions	—	—	2	2
Amendments	—	—	(1)	—
Curtailments	—	—	—	(5)
Settlements	—	—	(7)	(1)
Foreign currency fluctuations and other	—	—	29	12
Projected benefit obligation at end of year	481	401	693	591
Change in plan assets:
Fair value of plan assets at beginning of year	401	330	418	366
Actual return on plan assets	61	77	38	34
Contributions	3	4	27	26
Benefits paid	(10)	(10)	(18)	(19)
Settlements	—	—	(7)	(1)
Foreign currency fluctuations and other	—	—	17	12
Fair value of plan assets at end of year	455	401	475	418
Funded status	$(26)	$—	$(218)	$(173)

    The following table summarizes the amounts recognized in the consolidated balance sheets related to the pension benefit plans:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31,
(in millions)	2020	2019	2020	2019
Deposits and other assets	$23	$45	$7	$11
Accrued expenses	2	2	15	13
Other long-term liabilities	47	42	210	171
AOCI	(21)	13	(65)	(30)

    At December 31, 2020, the benefit obligation for other postretirement benefits was $1 million, with less than $1 million recorded in accrued expenses and $1 million included within other long-term liabilities; and the amount recognized in AOCI was less than $1 million.

    The following table summarizes the accumulated benefit obligation for all pension benefit plans:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31,
(in millions)	2020	2019	2020	2019
Accumulated benefit obligation	$474	$395	$654	$557

    The following table provides the information for pension plans with an accumulated benefit obligation in excess of plan assets and projected benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31
(in millions)	2020	2019	2020	2019
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$52	$47	$572	$485
Fair value of plan assets	5	4	384	334
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$53	$49	$610	$519
Fair value of plan assets	5	4	386	335

    The components of net periodic benefit cost changes in plan assets and benefit obligations recognized in other comprehensive loss were as follows:

	Pension Benefits
	United States Plans			Non-United States Plans
	Year Ended December 31,
(in millions)	2020	2019	2018	2020	2019	2018
Service cost	$13	$12	$13	$29	$25	$26
Interest cost	12	14	12	8	9	9
Expected return on plan assets	(30)	(25)	(27)	(18)	(16)	(15)
Amortization of actuarial losses	—	—	—	1	—	1
Curtailment gain	—	—	—	—	(5)	(3)
Settlement gain	—	—	—	—	—	(1)
Net periodic benefit cost	(5)	1	(2)	20	13	17
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Actuarial loss (gain) – current years	34	(2)	22	35	32	(15)
Prior service cost - current year	—	—	—	—	—	2
Curtailment gain - current year	—	—	—	—	5	3
Settlement gain - current year	—	—	—	—	—	1
Amortization of actuarial losses	—	—	—	—	—	(1)
Total recognized in other comprehensive loss (income)	34	(2)	22	35	37	(10)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$29	$(1)	$20	$55	$50	$7

    All components of net periodic benefit cost other than service cost are recorded in other expense (income), net on the accompanying consolidated statements of income. Gain (losses) affecting the benefit obligation for the period ending December 31, 2020 was primarily related to the change in discount rate.

    On October 26, 2018, the High Court of the United Kingdom issued a judgement relating to Guaranteed Minimum Pensions (“GMPs”) in the Lloyds case. The judgement concluded the schemes should be amended to equalize pension benefits for men and women in relation to guaranteed minimum pension benefits. A preliminary assessment by the Company’s actuarial advisors estimated an impact of approximately $1.7 million between the two United Kingdom pension schemes, which has been recognized in AOCI as a prior service cost in 2018. On November 20, 2020, the High Court ruled that the schemes should revisit individual transfer payments made since May 17, 1990 to review for any additional amount due as a result of the guaranteed minimum pension equalization. An assessment by the Company’s actuarial advisors determined that the impact of this ruling to be immaterial.

    Assumptions

    The weighted average assumptions used to determine net periodic benefit cost were as follows for the years ended December 31:

	Pension Benefits
	United States Plans			Non-United States Plans
	2020	2019	2018	2020	2019	2018
Discount rate	3.52%	4.42%	3.69%	1.45%	1.99%	1.91%
Rate of compensation increases	3%	3%	3%	2.78%	4.54%	4.54%
Expected return on plan assets	7.42%	7.67%	7.69%	3.91%	4.02%	4.17%

    The weighted average assumptions used to determine benefit obligations were as follows at December 31:

	Pension Benefits
	United States Plans		Non-United States Plans
	2020	2019	2020	2019
Discount rate	2.84%	3.52%	1.02%	1.45%
Rate of compensation increases	3.00%	3.00%	2.55%	2.78%

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

    At December 31, 2020, the Company’s health care cost trend rate for the next seven years was assumed to be 5.5% and the assumed ultimate cost trend rate was 4.5%. The Company assumed that ultimate cost trend rate is reached in 2023.

    Assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. A one-percentage- point change in assumed health care cost trend rates at December 31, 2020 would have a de minimis effect on the total of service and interest cost and on the accumulated postretirement benefit obligation.

    Plan Assets

    The Company’s pension plan weighted average asset allocations, by asset category, were as follows:

	Plan Assets at December 31,
	United States Plans		Non-United States Plans		Total
Asset Category	2020	2019	2020	2019	2020	2019
Equity securities	71.15%	70.82%	42.69%	42.88%	56.62%	56.56%
Debt securities	23.88	24.13	20.08	19.22	21.94	21.62
Real estate	4.97	5.05	—	—	2.43	2.48
Other	—	—	37.23	37.00	19.02	19.33
Total	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%

    The target asset allocation for the Company’s pension plans were as follows:

Asset Category	Total
Equity securities	45-65%
Debt securities	10-30%
Real estate	0-5%
Other	10-30%

    The following table summarizes United States plan assets measured at fair value:

	December 31, 2020			December 31, 2019
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in millions)
Domestic equities	$29	$—	$29	$30	$—	$30
International equities	9	—	9	16	—	16
Corporate bonds	65	—	65	58	—	58
Real estate	23	—	23	20	—	20
Total assets in the fair value hierarchy	126	—	126	124	—	124
Common/collective trusts measured at net asset value (“NAV”)(1)	—	—	329	—	—	277
Total	$126	$—	$455	$124	$—	$401

    The following table summarizes non-United States plan assets measured at fair value:

	December 31, 2020			December 31, 2019
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in millions)
International equities	$3	$66	$69	$2	$56	$58
Debt issued by national, state or local government	3	93	96	2	78	80
Diversified growth fund	—	—	—	—	—	—
Investments funds	—	10	10	—	9	9
Insurance contracts	—	171	171	—	153	153
Other	—	6	6	—	5	5
Total assets in the fair value hierarchy	6	346	352	4	301	305
Assets measured at NAV(1)	—	—	123	—	—	113
Total	$6	$346	$475	$4	$301	$418

(1)    Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above plan asset tables are intended to permit reconciliation of the fair value of plan assets in the fair value hierarchy to the plan asset amounts presented in the above funded status table as of December 31, 2020 and 2019.

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

    Investment Policies and Strategies

    The Company invests primarily in a diversified portfolio of equity securities that provide for long-term growth within reasonable and prudent levels of risk. The asset allocation targets established by the Company are strategic and applicable to the plan’s long-term investing horizon. The portfolio is constructed and maintained to provide adequate liquidity to meet associated liabilities and minimize long-term expense and provide prudent diversification among asset classes in accordance with the principles of modern portfolio theory. The plan employs a diversified mix of actively managed investments around a core of passively managed index exposures in each asset class. Within each asset class, rapid market shifts, changes in economic conditions or an individual fund manager’s outlook may cause the asset allocation to fall outside the prescribed targets. The majority of the Company’s plan assets are measured quarterly against benchmarks established by the Company’s investment advisors and the Company’s Asset Management Committee, who review actual plan performance and have the authority to recommend changes as deemed appropriate. Assets are rebalanced periodically to their strategic targets to maintain the plan’s strategic risk/reward characteristics. The Company periodically conducts asset liability modeling studies to ensure that the investment strategy is aligned with the obligations of the plans and that the assets will generate income and capital growth to meet the cost of current and future benefits that the plans provide. The pension plans do not have investments in Company stock at December 31, 2020 and 2019.

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

    Cash Flows

    Contributions

    The Company expects to contribute approximately $32 million in required contributions to its pension and postretirement benefit plans during 2021. The Company may make additional contributions into its pension plans in 2021 depending on, among other factors, how the funded status of those plans change or in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts the Company may deem to be appropriate.

    Estimated future benefit payments and subsidy receipts

    The following benefit payments (net of expected participant contributions) for pension benefits are expected to be paid as follows:

(in millions)	Pension Benefits
2021	$42
2022	42
2023	44
2024	47
2025	48
Years 2026 through 2030	274
$497

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

    In the United States, the Company has a 401(k) plan under which the Company matches employee deferrals at varying percentages and specified limits of the employee’s salary. In 2020, 2019, and 2018, the Company expensed $48 million, $56 million and $49 million, respectively, related to matching contributions.

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

    Plans Accounted for as Postretirement Benefits

    The Company provides certain executives with postretirement medical, dental and life insurance benefits. These benefits are individually negotiated arrangements in accordance with their individual employment arrangements. The above tables do not include the Company’s expense or obligation associated with providing these benefits. The obligation related to these benefits was approximately $12 million as of December 31, 2020, and the Company’s expense for the year then ended was de minimis.

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

    The Company recognized stock-based compensation expense of $95 million, $146 million and $113 million in 2020, 2019, and 2018, respectively. Stock-based compensation expense is included in selling, general and administrative expenses on the accompanying consolidated statements of income. The associated future income tax benefit recognized was $14 million, $22 million and $19 million in 2020, 2019, and 2018, respectively. As of December 31, 2020, there was approximately $105 million of total unrecognized stock-based compensation expense related to outstanding non-vested stock-based compensation arrangements, which the Company expects to recognize over a weighted average period of 0.92 years.

    As of December 31, 2020, there were 10.7 million shares available for future grants under all of the Company’s stock incentive plans.

    The Company used the following assumptions when estimating the value of the stock-based compensation for stock options and SARs issued as follows:

	Year Ended December 31,
	2020	2019	2018
Expected volatility	23 – 31%	23 – 24%	22 – 24%
Weighted average expected volatility	23%	23%	22%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	3.2 – 6.2	3.7 – 6.7	1.0 – 6.7
Risk-free interest rate	0.17 – 1.41%	1.55 –2.56%	2.05 – 3.00%

    Stock Options

    The option price is determined by the Board at the date of grant and the options expire 10 years from the date of grant. The vesting schedule for options granted to employees is either (i) 25% per year beginning on the first anniversary of the date of grant; or (ii) 33% on the third anniversary of the date of grant and 67% on the fourth anniversary of the date of grant.

    The Company’s stock option activity in 2020 is as follows:

(in millions, except number of options and exercise price)	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2019	1,458,341	$34.90	$174
Exercised	(924,839)	27.08
Canceled	(875)	64.67
Outstanding at December 31, 2020	532,627	$48.42	$70

    The total intrinsic value of options exercised was approximately $120 million, $124 million and $117 million in 2020, 2019, and 2018, respectively. The Company received cash of approximately $25 million, $36 million and $48 million in 2020, 2019, and 2018, respectively, from options exercised.

    Selected information regarding the Company’s stock options as of December 31, 2020 is as follows:

Options Outstanding						Options Exercisable
Number of Options	Exercise Price Range			Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Number of Options	Weighted Average Exercise Price
135,468	11.46	—	28.39	23.72	1.79	135,468	23.72
111,011	29.17	—	47.87	42.26	2.6	111,011	42.26
86,601	50.79	—	64.52	57.25	3.84	86,601	57.25
113,272	64.67	—	64.67	64.67	5.17	113,272	64.67
86,275	64.86	—	64.93	64.92	4.18	86,275	64.92

    The weighted average remaining contractual life of the options outstanding and exercisable as of December 31, 2020 is 3.4 years. The total aggregate intrinsic value of the exercisable stock options and the stock options expected to vest as of December 31, 2020 was approximately $70 million.

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

    The Company’s SSR activity in 2020 is as follows:

(in millions, except number of SSRs and exercise price)	Number of SSRs	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2019	4,314,872	$94.37	$260
Granted	1,130,298	161.44
Exercised	(1,012,501)	86.08
Canceled	(191,327)	128.91
Outstanding at December 31, 2020	4,241,342	$112.66	$282

    The total intrinsic value of SSRs exercised was approximately $73 million in 2020.

    The weighted average remaining contractual life of the SSRs outstanding and exercisable as of December 31, 2020 is 7.2 years and 6.1 years, respectively. The total aggregate intrinsic value of the exercisable SSRs and the SSRs expected to vest as of December 31, 2020 was approximately $280 million.

    Stock Appreciation Rights – Cash Settled

The Company’s cash settled SARs (“CSRs”) require the Company to settle in cash an amount equal to the difference between the fair value of the Company’s common stock on the date of exercise and the grant price, multiplied by the number of CSRs being exercised. These awards vest either (i) 25% per year; (ii) 33% on the third anniversary of the date of grant and 67% on the fourth anniversary of the date of grant; or (iii) one- third per year beginning on the first anniversary of the date of grant.

    The Company’s CSR activity in 2020 is as follows:

(in millions, except number of CSRs and grant price)	Number of CSRs	Weighted Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2019	171,840	$62.15	$16
Granted	14,560	161.70
Exercised	(37,884)	56.37
Canceled	(1,800)	64.93
Outstanding at December 31, 2020	146,716	$73.49	$16

As of December 31, 2020, 2019, and 2018, the weighted average fair value per share of the CSRs granted was $112.10, $99.27 and $66.92, respectively. The Company paid approximately $4 million, $7 million and $5 million to settle exercised CSRs in 2020, 2019, and 2018, respectively.

    The weighted average remaining contractual life of the CSRs outstanding and exercisable as of December 31, 2020 is 4.6 years and 3.8 years, respectively. The total aggregate intrinsic value of the exercisable CSRs and the CSRs expected to vest as of December 31, 2020 was approximately $15 million.

    Restricted Stock Units – Stock Settled

    The Company’s RSUs will settle in shares of the Company’s common stock within 45 days of the applicable vesting date. In general, RSUs granted to employees vest either (i) 25% per year beginning on the first anniversary of the date of grant; (ii) one-third per year beginning on the first anniversary of the grant date; (iii) 50% on the second anniversary of the date of grant and 25% on the third and fourth anniversary of the date of grant or (iv) 100% at the end of the three-year period following the grant date. Members of the Company’s board of directors receive RSUs that are fully vested when granted.

The Company’s RSU activity in 2020 is as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2019	420,566	$115.90
Granted (1)	347,289	159.85
Vested	(150,131)	109.84
Canceled	(44,634)	127.34
Outstanding at December 31, 2020	573,090	$143.23
(1) Pursuant to the IQVIA Holdings Inc. Non-Employee Director Deferral Plan (the “Director Deferral Plan”), non-employee directors may elect to defer receipt of their cash retainers. If a director elects to defer his or her retainer, he or she will instead be credited with that value in deferred shares under the Director Deferral Plan. Deferred shares become payable in Company common stock following a termination of the director’s Board service or the director’s death, or upon a change in control of the Company. The Company granted 769 deferred RSUs in 2020.

    As of December 31, 2020, there are 573,090 RSUs outstanding with an intrinsic value of approximately $103 million.

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

    The Company’s Cash RSU activity in 2020 is as follows:

	Number of Cash RSUs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2019	20,707	$117.71
Granted	10,597	160.97
Vested	(9,751)	107.58
Canceled	(2,198)	147.96
Outstanding at December 31, 2020	19,355	$143.06

    As of December 31, 2020, there are 19,355 Cash RSUs outstanding with an intrinsic value of approximately $3.5 million.

    Restricted Stock Awards

    Restricted stock awards (“RSAs”) vest either (i) in equal increments of 50% on each of the second and fourth anniversaries of the grant date; (ii) one-third per year beginning on the first anniversary of the date of grant; or (iii) 25% on each of the second and third anniversaries of the grant date and 50% on the fourth anniversary of the date of grant.

    The Company’s RSA activity in 2020 is as follows:

	Number of RSAs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2019	190,937	$78.21
Vested	(63,645)	78.21
Outstanding at December 31, 2020	127,292	$78.21

    As of December 31, 2020, there are 127,292 RSAs outstanding with an intrinsic value of approximately $23 million.

    Performance Awards

    The Company awarded performance awards that contain service, performance-based and/or market-based vesting criteria. Vesting occurs if the recipient remains employed and depends on the degree to which performance goals are achieved during the two-year or three-year performance period (as defined in the award agreements).

    The Company’s performance award activity in 2020 is as follows:

	Number of Performance Awards	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2019	1,055,807	$107.18
Granted	237,012	177.13
Additional goal achievement shares	336,264	85.82
Vested	(757,285)	86.16
Canceled	(85,633)	129.34
Outstanding at December 31, 2020	786,165	$136.96

    As of December 31, 2020, there are 786,165 performance awards outstanding with an intrinsic value of approximately $141 million.

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
19. Property, Equipment and Software by Geography

    The following table represents the Company’s property, equipment and software, net, by geographic region, which is further broken down to show each country that accounts for 10% or more of the totals:

	As of December 31,
(in millions)	2020	2019
Property, equipment and software, net:
Americas:
United States	$1,379	$1,130
Other	66	62
Americas	1,445	1,192
Europe and Africa	161	160
Asia-Pacific	70	61
Total property, equipment and software, net	$1,676	$1,413

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

	Year Ended December 31,
(in millions)	2020	2019	2018
Revenues
Technology & Analytics Solutions	$4,858	$4,486	$4,137
Research & Development Solutions	5,760	5,788	5,465
Contract Sales & Medical Solutions	741	814	810
Total revenues	11,359	11,088	10,412
Costs of revenue
Technology & Analytics Solutions	2,900	2,663	2,343
Research & Development Solutions	3,974	3,936	3,721
Contract Sales & Medical Solutions	626	701	682
Total costs of revenue	7,500	7,300	6,746
Selling, general and administrative expenses
Technology & Analytics Solutions	742	722	753
Research & Development Solutions	738	711	689
Contract Sales & Medical Solutions	58	61	67
General corporate and unallocated	251	240	207
Total selling, general and administrative expenses	1,789	1,734	1,716
Segment profit
Technology & Analytics Solutions	1,216	1,101	1,041
Research & Development Solutions	1,048	1,141	1,055
Contract Sales & Medical Solutions	57	52	61
Total segment profit	2,321	2,294	2,157
General corporate and unallocated	(251)	(240)	(207)
Depreciation and amortization	(1,287)	(1,202)	(1,141)
Restructuring costs	(52)	(75)	(68)
Total income from operations	$731	$777	$741

21. Earnings Per Share

    The following table reconciles the basic to diluted weighted average shares outstanding:

	Year Ended December 31,
(in millions)	2020	2019	2018
Basic weighted average common shares outstanding	191.3	195.1	203.7
Effect of dilutive stock options and share awards	3.7	4.5	4.5
Diluted weighted average common shares outstanding	195.0	199.6	208.2

    The following table presents the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions or the effect of including such stock-based awards in the computation would be anti-dilutive:

	Year Ended December 31,
(in millions)	2020	2019	2018
Shares subject to performance conditions	1.2	1.3	0.8
Shares subject to anti-dilutive stock-based awards	1.2	0.7	0.9
Total shares excluded from diluted earnings per share	2.4	2.0	1.7

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

22. Comprehensive Income

    Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instrument	Defined Benefit Plans	Income Taxes	Total
Balance at December 31, 2017	$(214)	$14	$30	$219	$49
Other comprehensive loss before reclassifications	(205)	(4)	(12)	(41)	(262)
Reclassification adjustments	—	(11)	1	(1)	(11)
Balance at December 31, 2018	(419)	(1)	19	177	(224)
Other comprehensive loss before reclassifications	(11)	(19)	(35)	(21)	(86)
Reclassification adjustments	—	(1)	—	—	(1)
Balance at December 31, 2019	$(430)	$(21)	$(16)	$156	$(311)
Other comprehensive loss before reclassifications	35	(40)	(69)	170	96
Reclassification adjustments	—	13	—	(3)	10
Balance at December 31, 2020	$(395)	$(48)	$(85)	$323	$(205)

Below is a summary of the adjustments for (gains) losses reclassified from AOCI into the consolidated statements of income and the affected financial statement line item:

		Year Ended December 31,
(in millions)	Affected Financial Statement Line Item	2020	2019	2018
Derivative instruments:
Interest rate swaps and caps	Interest expense	$13	$—	$—
Foreign exchange forward contracts	Revenues	(1)	5	1
Foreign exchange forward contracts	Other expense (income), net	1	(6)	(12)
Total before income taxes		13	(1)	(11)
Income tax benefit		3	—	1
Total net of income taxes		$10	$(1)	$(12)
Defined benefit plans:
Amortization of actuarial losses	See Note 17	$—	$—	$1
Total net of income taxes		$—	$—	$1

23. Supplemental Cash Flow Information

    The following table presents the Company’s supplemental cash flow information:

	Year Ended December 31,
(in millions)	2020	2019	2018
Supplemental Cash Flow Information:
Interest paid	$399	$421	$398
Income taxes paid, net of refunds	$209	$215	$211

24. Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s unaudited quarterly results of operations:

	2020
(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$2,754	$2,521	$2,786	$3,298
Income from operations	193	62	187	289
Net income	91	(21)	108	130
Net income attributable to non-controlling interests	(9)	(2)	(7)	(11)
Net income attributable to IQVIA Holdings Inc.	$82	$(23)	$101	$119
Basic earnings per share(1)	$0.43	$(0.12)	$0.53	$0.62
Diluted earnings per share(1)	$0.42	$(0.12)	$0.52	$0.61

	2019
(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$2,684	$2,740	$2,769	$2,895
Income from operations	210	197	204	166
Net income	67	71	69	20
Net income attributable to non-controlling interests	(9)	(11)	(12)	(4)
Net income attributable to IQVIA Holdings Inc.	$58	$60	$57	$16
Basic earnings per share(1)	$0.29	$0.31	$0.29	$0.09
Diluted earnings per share(1)	$0.29	$0.30	$0.29	$0.09
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

    Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

    Information required by this Item, other than the information regarding the executive officers of the Company set forth below, is incorporated by reference to the sections of our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) entitled “Proposal No. 1: Election of Directors”, “IQVIA’s Corporate Governance—Documents Establishing our Corporate Governance” and “IQVIA’s Corporate Governance—Committees of the Board.”

    The current executive officers of the Company are as follows:

Name	Age	Position
Ari Bousbib	59	Chairman and Chief Executive Officer
Ronald E. Bruehlman	60	Executive Vice President and Chief Financial Officer
W. Richard Staub, III	58	President, Research & Development Solutions
Kevin C. Knightly	60	President, Technology & Commercial Solutions
Eric Sherbet	56	Executive Vice President, General Counsel and Secretary

    Ari Bousbib, Director, Chairman and Chief Executive Officer

    Mr. Bousbib is Chairman and Chief Executive Officer of the Company. He assumed this position in October 2016 following the Merger of Quintiles and IMS Health. From 2010 until the Merger, Mr. Bousbib served as Chairman and CEO of IMS Health. Prior to joining IMS Health, Mr. Bousbib spent 14 years at United Technologies Corporation (“UTC”), an aerospace, defense and building systems company. From 2008 until 2010, he served as President of UTC’s Commercial Companies, with executive leadership responsibilities for the worldwide operations of Otis Elevator Company, Carrier Corporation, UTC Fire & Security and UTC Power Inc. From 2002 until 2008, Mr. Bousbib was President of Otis, and from 2000 to 2002, he served as its Chief Operating Officer. Prior to joining UTC, Mr. Bousbib was a partner at Booz Allen Hamilton. Mr. Bousbib currently serves on the board of directors of The Home Depot, Inc. and is a member of the Harvard Medical School Health Care Policy Advisory Council. Mr. Bousbib holds a Master of Science Degree in Mathematics and Mechanical Engineering from the Ecole Superieure des Travaux Publics, Paris, and an M.B.A. from Columbia University.

    Ronald E. Bruehlman, Executive Vice President and Chief Financial Officer

     Mr. Bruehlman was appointed as Executive Vice President and Chief Financial Officer effective August 1, 2020. Mr. Bruehlman previously served as Senior Vice President and Chief Financial Officer of IMS Health from July 2011 until the merger of IMS Health and Quintiles in 2016. Mr. Bruehlman also currently serves as Chairman of the Board of Directors at Q2 Solutions, an IQVIA and Quest Diagnostics joint venture. Prior to joining IMS Health, Mr. Bruehlman worked for 23 years at UTC, advancing through finance positions of increasing responsibility, culminating in his appointment as Vice President, Business Development, which he held from June 2009 to April 2011, where he led the company’s global strategy and development activities. From June 2005 until May 2008, he was Vice President and Chief Financial Officer of Carrier Corporation. Prior to that, Mr. Bruehlman was Vice President, Financial Planning and Analysis for UTC and also served as Director, Investor Relations of UTC. Mr. Bruehlman has served as a director of The Connecticut Forum since 2005. He also served as a director of The New England Air Museum from 2009 through 2013. Mr. Bruehlman has a Bachelor of Science degree in Economics from the University of Delaware, and an M.B.A. from the University of Chicago.

    W. Richard Staub, III, President, Research & Development Solutions

    Mr. Staub has served as President, Research & Development Solutions since November 2016. Previously Mr. Staub served as President of Novella Clinical, a Quintiles company, since 2013. Prior to Novella’s 2013 acquisition by Quintiles, Mr. Staub served as both president and CEO of Novella Clinical since 2008. Before joining Novella Clinical in 2004, Mr. Staub was senior vice president of global business development for one of the world’s largest clinical research organizations. Mr. Staub’s career in the pharmaceutical industry began at Zeneca Pharmaceuticals in 1989 where he had progressive responsibilities as a medical and hospital sales representative, cardiovascular portfolio analyst and marketing manager. Mr. Staub has a Bachelor of Arts degree in Economics from the University of North Carolina at Chapel Hill.

    Kevin C. Knightly, President, Technology & Commercial Solutions

    Mr. Knightly has served as President, Technology & Commercial Solutions since October 2016. Previously Mr. Knightly served as Senior Vice President, Information Offerings at IMS Health from April 2015 to October 2016. From January 2011 to March 2015, Mr. Knightly served as Senior Vice President, Supplier Management at IMS Health. Prior to that, Mr. Knightly served in a number of senior financial, operations, marketing and general management roles for IMS Health, including as Senior Vice President, Pharma Business Management from 2007 until 2010. Mr. Knightly holds a B.S. in Economics and Accounting from the College of the Holy Cross, and an M.B.A. from New York University’s Stern Business School.

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

Item 11. Executive Compensation

    Compensation

    The information required by this item is set forth under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Named Executive Officers,” and “Other Relevant Information—Compensation Committee Interlocks and Insider Participation” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    Information in response to this Item, other than Securities Authorized for Issuance Under Equity Compensation Plans, will be set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2021 Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

    The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2020:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options,Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	6,133,224	(1)	$105.50	(3)	10,700,716	(4)
Equity compensation plans not approved by security holders	26,727	(2)	—		—
Total	6,159,951		$105.50	(3)	10,700,716

(1)    Consists of: (i) 4,773,969 shares of common stock issuable upon the exercise of outstanding time-based stock options and underlying outstanding time-based SARs; (ii) 571,506 shares of common stock issuable in settlement of outstanding restricted stock units awarded; (iii) 786,165 shares of common stock issuable in settlement of outstanding performance units awarded; and (iv) 1,584 shares of deferred common stock outstanding under the Director Deferral Plan. Excludes (i) 127,292 shares of common stock subject to outstanding awards of restricted stock.
(2)    Consists of outstanding awards issued to certain executives with supplemental pension benefits in accordance with their individual employment arrangements under the IMS Health DCERP.
(3)    The weighted-average exercise price includes all outstanding stock options and SARs but does not include restricted stock units, restricted stock, performance units or performance stock, deferred stock or IMS Health DCERP awards, all of which do not have an exercise price. If restricted stock units, performance units and other awards that constitute “rights” were included in this calculation, treating such awards as having an exercise price of $0, the weighted average exercise price of outstanding options, warrants and rights would be $82.12.
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

Item 13. Certain Relationships and Related Transactions and Director Independence

    The information required by this item is set forth under the headings “IQVIA’s Corporate Governance,” and “Certain Relationships and Related Party Transactions” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

    The information required by this item is set forth under the headings “Audit—Fees Paid to Independent Registered Public Accounting Firm” in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report:

    (1) Financial Statements
    The following consolidated financial statements of IQVIA Holdings Inc. and its subsidiaries, and the independent registered public accounting firm’s report thereon, are included in Part II, Item 8 of this Annual Report:
    (2) Financial Statement Schedules for the Years Ended December 31, 2020, 2019 and 2018

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of May 3, 2016, by and between Quintiles Transnational Holdings Inc. and IMS Health Holdings, Inc. (which includes the Plan of Conversion dated as of May 3, 2016 as Exhibit A thereto).		8-K	001-35907	2.1	May 3, 2016
3.1	Amended and Restated Certificate of Incorporation of IQVIA Holdings Inc., effective November 6, 2017 (as amended through November 6, 2017).		10-K	001-35907	3.1	February 16, 2018
3.2	Amended and Restated Bylaws of IQVIA Holdings Inc., effective February 11, 2020.		10-K	001-35907	3.2	February 18, 2020
4.1	Specimen Common Stock Certificate of Quintiles Transnational Holdings Inc.		S-1/A	333-186708	4.1	April 26, 2013
4.5	Indenture, dated as of September 28, 2016, among Quintiles IMS Incorporated, the Guarantors listed therein and U.S. Bank National Association, as Trustee.		8-K	001-35907	4.1	October 3, 2016
4.8	Indenture, dated February 28, 2017, among Quintiles IMS Incorporated, as Issuer, U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer as guarantors.		8-K	001-35907	4.1	February 28, 2017
4.9	Indenture, dated September 14, 2017, among Quintiles IMS Incorporated, as Issuer, U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer as guarantors.		8-K	001-35907	4.1	September 19, 2017
4.10	Indenture, dated May 10, 2019, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors.		8-K	001-35907	4.1	May 10, 2019
4.11	Indenture, dated August 13, 2019, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors.		8-K	001-35907	4.1	August 13, 2019
4.12	Indenture, dated June 24, 2020, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors.		8-K	001-35907	4.1	June 24, 2020
10.1	Fourth Amended and Restated Credit Agreement, dated as of October 3, 2016, by and among Quintiles IMS Incorporated, Quintiles IMS Holdings, Inc., the Guarantors party thereto and the Lenders party thereto (Annex B to Exhibit 10.9 filed October 3, 2016).		8-K	001-35907	10.9	October 3, 2016
10.2	Amendment No. 1, dated March 7, 2017, to Fourth Amended and Restated Credit Agreement, dated October 3, 2016, among Quintiles IMS Incorporated, Quintiles IMS Holdings, Inc., the Guarantors party thereto, Bank of America N.A., as administrative agent and collateral agent, the Incremental Term B-1 Euro Lenders party thereto and the other Lenders party thereto.		8-K	001-35907	10.1	March 8, 2017
10.3	Amendment No. 2, dated September 18, 2017, to Fourth Amended and Restated Credit Agreement, by and among Quintiles IMS Incorporated, Quintiles IMS Holdings, Inc., the Guarantors party thereto, Bank of America N.A., as administrative agent and collateral agent, the Incremental Term B-2 Dollar Lenders party thereto and the other Lenders party thereto.		8-K	001-35907	10.1	September 19, 2017
10.4	Amendment No. 3, dated April 6, 2018, to Fourth Amended and Restated Credit Agreement, dated October 3, 2016, by and among IQVIA Inc., IQVIA Holdings Inc., the other Borrowers party thereto, the other Guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the Incremental Revolving Credit Lenders party thereto.		10-Q	001-35907	10.1	May 4, 2018

10.5	Amendment No. 4, dated June 11, 2018, to Fourth Amended and Restated Credit Agreement, dated October 3, 2016, among IQVIA Inc., IQVIA Holdings Inc., IQVIA AG, IQVIA Solutions Japan K.K., the other guarantors party thereto, Bank of America, N.A. as administrative agent and as collateral agent, the Lenders party thereto, the Incremental Term B-3 Dollar Lenders party thereto and the Incremental Term B-2 Euro Lenders party thereto.	8-K	001-35907	10.1	June 12, 2018
10.6	Amendment No. 5 to Fourth Amended and Restated Credit Agreement, dated August 9, 2019, among IQVIA Inc., IQVIA Holdings Inc., the other guarantors party thereto, Bank of America, N.A. as administrative agent and collateral agent, the Term B-1 Euro Lenders, the Term B-2 Euro Lenders and Goldman Sachs Bank USA, as Replacement Lender.	8-K	001-35907	10.1	August 13, 2019
10.7	Amendment No. 6 to Fourth Amended and Restated Credit Agreement, dated December 18, 2019, among IQVIA Inc., IQVIA Holdings Inc., the other guarantors party thereto, Bank of America, N.A. as administrative agent and collateral agent, the Term B-2 Dollar Lenders and Bank of America N.A., as Replacement Lender.	8-K	001-35907	10.1	December 18, 2019
10.8	Amendment No. 7 to Fourth Amended and Restated Credit Agreement, dated March 11, 2020, among IQVIA Inc., IQVIA Holdings Inc., the other guarantors party thereto, Bank of America, N.A. as administrative agent and collateral agent, and the Incremental Term A-2 Dollar Lenders	10-Q	001-35907	10.1	April 30, 2020
10.9	Amendment No. 8 to Fourth Amended and Restated Credit Agreement, dated March 30, 2020, among IQVIA Inc., IQVIA Holdings Inc., the other guarantors party thereto, Bank of America, N.A. as administrative agent and collateral agent, and the Incremental Term A-2 Dollar Lenders	10-Q	001-35907	10.2	April 30, 2020
10.10	Amended and Restated Pledge and Security Agreement, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., IMS Health Incorporated, each of the grantors party thereto, and Bank of America, N.A., as Administrative Agent.	IMS Health S-1/A	333-193159	10.33	March 24, 2014
10.11	U.S. Guaranty, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., as Holdings, IMS Health Incorporated, as Parent Borrower, the other Guarantors party thereto from time to time, and Bank of America, N.A., as Administrative Agent.	IMS Health S-1/A	333-193159	10.34	March 24, 2014
10.12	Stockholders Agreement, dated May 3, 2016, among Quintiles Transnational Holdings Inc. and the stockholders identified therein.	8-K	001-35907	10.4	May 3, 2016
10.13†	Form of Director Indemnification Agreement.	S-1/A	333-186708	10.13	April 19, 2013
10.14	Form of Indemnification Agreement with each of the non-management directors of Quintiles IMS Holdings Inc.	8-K	001-35907	10.8	October 3, 2016
10.15†	Description of Non-Employee Director Compensation, effective as of January 1, 2017.	10-K	001-35907	10.27	February 16, 2017
10.16†	Form of Non-Competition, Non-Solicitation, Confidentiality and IP Agreement.	8-K	001-35907	10.2	October 19, 2015
10.17†	Quintiles Transnational Holdings Inc. Annual Management Incentive Plan.	S-1/A	333-186708	10.57	April 19, 2013
10.18†	Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.	S-1	333-186708	10.17	February 15, 2013
10.19†	Form of Stock Option Award Agreement for Senior Executives under the Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.	S-1	333-186708	10.18	February 15, 2013
10.20†	Form of Stock Option Award Agreement for Non-Employee Directors under the Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.	S-1	333-186708	10.19	February 15, 2013
10.21†	Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	S-1/A	333-186708	10.22	April 19, 2013

10.22†	Form of Award Agreement Awarding Nonqualified Stock Options to Employees under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	S-1/A	333-186708	10.23	April 19, 2013
10.23†	Form of Award Agreement Awarding Incentive Stock Options to Employees under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	10-Q	001-35907	10.2	May 1, 2014
10.24†	Form of Award Agreement Awarding Nonqualified Stock Options to Non-Employee Directors under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	S-1/A	333-186708	10.24	April 19, 2013
10.25†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	S-1/A	333-186708	10.56	April 19, 2013
10.26†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.	10-K	001-35907	10.41	February 16, 2017
10.27†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan prior to February 2015.	8-K	001-35907	10.1	November 26, 2013
10.28†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan effective February 2015.	10-K	001-35907	10.34	February 12, 2015
10.29†	Form of Award Agreement Awarding Performance Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	10-K	001-35907	10.35	February 12, 2015
10.30†	Form of Award Agreement Awarding Performance Shares under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.	10-K	001-35907	10.45	February 16, 2017
10.31†	Form of Restricted Stock Award Agreement under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	10-Q	001-35907	10.3	November 3, 2016
10.32†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.	10-K	001-35907	10.47	February 16, 2017
10.33†	Quintiles IMS Holdings, Inc. Defined Contribution Executive Retirement Plan.	8-K	001-35907	10.7	October 3, 2016
10.34†	IMS Health Incorporated Defined Contribution Executive Retirement Plan, as amended and restated.	IMS Health S-1	333-193159	10.10	January 2, 2014
10.35†	First Amendment to the IMS Health Incorporated Retirement Excess Plan, dated March 17, 2009.	IMS Health S-1	333-193159	10.12	January 2, 2014
10.36†	Second Amendment to the IMS Health Incorporated Retirement Excess Plan, dated December 8, 2009.	IMS Health S-1	333-193159	10.13	January 2, 2014
10.37†	Third Amendment to the IMS Health Incorporated Retirement Excess Plan, dated April 5, 2011.	IMS Health S-1	333-193159	10.14	January 2, 2014
10.38†	Fourth Amendment to the IMS Health Incorporated Retirement Excess Plan (effective May 3, 2016).	IMS Health 10-Q	001-36381	10.3	July 28, 2016
10.39†	Quintiles IMS Holdings, Inc. 2010 Equity Incentive Plan.	8-K	001-35907	10.5	October 3, 2016
10.40†	Healthcare Technology Holdings, Inc. 2010 Equity Incentive Plan, as amended and restated.	IMS Health S-1/A	333-193159	10.16	February 13, 2014
10.41†	Form of IMS Time-and Performance-Based Stock Option Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.17	January 2, 2014
10.42†	Form of IMS Time-Based Stock Option Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.18	January 2, 2014

10.43†	Form of IMS Director Stock Option Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.19	January 2, 2014
10.44†	Form of IMS Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.20	January 2, 2014
10.45†	Form of IMS Director Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.21	January 2, 2014
10.46†	Form of IMS Rollover Stock Appreciation Right Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.22	January 2, 2014
10.47†	IMS Health Incorporated Savings Equalization Plan, as amended and restated effective as of January 1, 2011.	IMS Health S-1	333-193159	10.15	January 2, 2014
10.48†	Quintiles IMS Holdings, Inc. 2014 Incentive and Stock Award Plan.	8-K	001-35907	10.6	October 3, 2016
10.49†	Form of IMS Stock Appreciation Rights Agreement under the 2014 Incentive and Stock Award Plan.	IMS Health 8-K	001-36381	10.1	February 10, 2015
10.50†	Form of IMS Performance Share Award Agreement under the 2014 Incentive and Stock Award Plan.	IMS Health 8-K	001-36381	10.2	February 10, 2015
10.51†	2014 IMS Health Annual Incentive Plan.	IMS Health S-1/A	333-193159	10.30	March 10, 2014
10.52†	Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan.	DEF 14A	001-35907	Appendix B	February 22, 2017
10.53†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.	10-Q	001-35907	10.8	May 8, 2017
10.54†	Form of Award Agreement Awarding Performance Shares under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.	10-Q	001-35907	10.9	May 8, 2017
10.55†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.	10-Q	001-35907	10.10	May 8, 2017
10.56†	Quintiles IMS Incorporated Employee Protection Plan, effective January 1, 2017.	10-K	001-35907	10.69	February 16, 2017
10.57†	Quintiles IMS Incorporated Savings Equalization Plan, effective December 31, 2016.	10-K	001-35907	10.76	February 16, 2017
10.58†	Quintiles Transnational Corp. Elective Deferred Compensation Plan, as amended and restated.	10-Q	001-35907	10.1	October 28, 2015
10.59†	Quintiles IMS Holdings Inc. Non-Employee Director Deferral Plan, effective January 1, 2017.	10-K	001-35907	10.78	February 16, 2017
10.60†	Amended and Restated Employment Agreement between IQVIA Holdings Inc. and Ari Bousbib, dated February 18, 2019.	10-K	001-35907	10.60	February 19, 2019
10.61†	Stock Appreciation Rights Agreement between IMS Health Holdings, Inc. and Ari Bousbib, dated February 10, 2015.	IMS Health 10-K	001-36381	10.34	February 19, 2016
10.62†	Amendment No. 1, dated December 31, 2015, to Stock Appreciation Rights Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated February 10, 2015.	IMS Health 10-K	001-36381	10.35	February 19, 2016
10.63†	Restricted Stock Award Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated December 31, 2015.	IMS Health 10-K	001-36381	10.36	February 19, 2016
10.66†	Letter Agreement between the Company and W. Richard Staub, III, effective on November 30, 2016.	10-K	001-35907	10.104	February 16, 2017
10.67†	Letter Agreement between the Company and Eric Sherbet, effective on March 1, 2018.	10-K	001-35907	10.72	February 19, 2019
10.68†	Letter Agreement between the Company and Ronald Bruehlman, effective on August 1, 2020.	10-Q	001-35907	10.10	October 22, 2020

21.1	List of Subsidiaries of IQVIA Holdings Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP.	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
104	Cover Page Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

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

IQVIA HOLDINGS INC.

By: /s/ Ronald E. Bruehlman
Name: Ronald E. Bruehlman
Title: Executive Vice President and Chief
Financial Officer

Date: February 12, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature	Title	Date
/s/ Ari Bousbib	Chairman, and Chief Executive Officer; Director	February 12, 2021
Ari Bousbib	(Principal Executive Officer)

/s/ Ronald E. Bruehlman	Executive Vice President and Chief Financial Officer	February 12, 2021
Ronald E. Bruehlman	(Principal Financial Officer)

/s/ Emmanuel N. Korakis	Senior Vice President, Corporate Controller	February 12, 2021
Emmanuel N. Korakis	(Principal Accounting Officer)

/s/ Carol J. Burt	Director	February 12, 2021
Carol J. Burt

/s/ John P. Connaughton	Director	February 12, 2021
John P. Connaughton

/s/ John G. Danhakl	Director	February 12, 2021
John G. Danhakl

/s/ James A. Fasano	Director	February 12, 2021
James A. Fasano

/s/ Colleen A. Goggins	Director	February 12, 2021
Colleen A. Goggins

/s/ John M. Leonard, M.D.	Director	February 12, 2021
John M. Leonard, M.D.

/s/ Ronald A. Rittenmeyer	Director	February 12, 2021
Ronald A. Rittenmeyer

/s/ Todd B. Sisitsky	Director	February 12, 2021
Todd B. Sisitsky

(2) Financial Statement Schedules

Schedule I—Condensed Financial Information of Registrant

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions)	2020	2019	2018
Selling, general and administrative expenses	$—	$—	$2
Loss from operations	—	—	(2)
Interest income	—	—	—
Other expense, net	—	—	—
Loss before income taxes and equity in earnings of subsidiary	—	—	(2)
Income tax benefit	—	—	(1)
(Loss) income before equity in earnings of subsidiary	—	—	(1)
Equity in earnings of subsidiary	279	191	260
Net income	$279	$191	$259

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(in millions)	2020	2019	2018
Net income	$279	$191	$259
Comprehensive income (loss) adjustments:
Unrealized (losses) gains on derivative instruments, net of income tax expense (benefit) of $(10), $4 and $(5)	(30)	(15)	1
Defined benefit plan adjustments, net of income tax (benefit) expense of $(15), $5 and $(4)	(54)	(30)	(8)
Foreign currency translation, net of income tax (benefit) expense of $(145), $(30) and $50	180	(41)	(255)
Reclassification adjustments:
Losses (gains) on derivative instruments included in net income, net of income tax expense of $3, $— and $1	10	(1)	(12)
Amortization of actuarial losses and prior service costs included in net income	—	—	1
Comprehensive income (loss)	$385	$104	$(14)

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1	$3
Income taxes receivable	—	—
Other current assets and receivables	—	—
Total current assets	1	3
Investment in subsidiary	9,666	9,667
Receivable from parent company	—	—
Total assets	$9,667	$9,670
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—
Income taxes payable	—	—
Total current liabilities	—	—
Investment in subsidiary	3,664	3,664
Payable to subsidiary	2	3
Total liabilities	3,666	3,667
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized at December 31, 2020 and 2019, $0.01 par value, 254.7 shares issued and 191.2 shares outstanding at December 31, 2020; 253.0 shares issued and 192.3 shares outstanding at December 31, 2019	11,095	11,049
Retained earnings	1,277	998
Treasury stock, at cost, 63.5 and 60.7 shares at December 31, 2020 and 2019, respectively	(6,166)	(5,733)
Accumulated other comprehensive (loss) income	(205)	(311)
Total stockholders’ equity	6,001	6,003
Total liabilities and stockholders’ equity	$9,667	$9,670

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

		Year Ended December 31,
(in millions)		2020	2019	2018
Operating activities:
Net Income		$279	$191	$259
Adjustments to reconcile net income to cash provided by operating activities:
Subsidiary loss		(279)	—	143
Change in operating assets and liabilities:
Accounts payable and accrued expenses		—	—	2
Income taxes payable and other liabilities	— —	—	—	—
Net cash provided by operating activities	191 404	$—	$191	$404
Investing activities:
Investment in subsidiary, net of dividends received		477	760	983
Net cash provided by investing activities		477	760	983
Financing activities:
Proceeds related to employee stock purchase and option plans		—	—	15
Issuance of common stock		(44)	11	—
Repurchase of common stock		(434)	(963)	(1,405)
Intercompany with subsidiary		(1)	3	3
Net cash used in financing activities		(479)	(949)	(1,387)
Effect of foreign currency exchange rate changes on cash		—	—	—
(Decrease) increase in cash and cash equivalents		(2)	2	—
Cash and cash equivalents at beginning of period		3	1	1
Cash and cash equivalents at end of period		$1	$3	$1

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

    Since the Parent is part of a group that files a consolidated income tax return, in accordance with ASC 740, a portion of the consolidated amount of current and deferred income tax expense of the Company has been allocated to the Parent. The income tax benefit of $0 million, $0 million and $1 million in 2020, 2019 and 2018, respectively, represents the income tax benefit that will be or were already utilized in the Company’s consolidated United States federal and state income tax returns. If the Parent was not part of these consolidated income tax returns, it would not be able to recognize any income tax benefit, as it generates no revenue against which the losses could be used on a separate filer basis.

    Below is a summary of the dividends paid to the Parent by IQVIA Incorporated in 2020, 2019 and 2018:

(in millions)	Amount
Paid in December 2020	$81
Paid in October 2020	20
Paid in July 2020	2
Paid in March 2020	44
Paid in February 2020	333
Total paid in 2020	480
Paid in December 2019	$13
Paid in November 2019	255
Paid in September 2019	74
Paid in August 2019	239
Paid in June 2019	94
Paid in May 2019	140
Paid in March 2019	141
Paid in February 2019	3
Total paid in 2019	$959
Paid in December 2018	$339
Paid in November 2018	146
Paid in October 2018	132
Paid in September 2018	118
Paid in June 2018	414
Paid in May 2018	154
Paid in March 2018	54
Paid in February 2018	37
Total paid in 2018	$1,394

Schedule II—Valuation and Qualifying Accounts

Deferred Tax Asset Valuation Allowance

		Additions
(in millions)	Balance at Beginning of Year	Charged to Expenses	Charged to Other Accounts(a)	Additions (Deductions) (b)	Balance at End of Year
December 31, 2020	$266	$40	$—	$—	$306
December 31, 2019	$226	$40	$—	$—	$266
December 31, 2018	$200	$23	$—	$3	$226
(a)Recorded through purchase accounting transaction.
(b)Impact of reductions recorded to expense and translation adjustments.