Form 10-Q
period 2021-03-31
IQVIA HOLDINGS INC.
filed 2021-04-23
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
(Address of principal executive office and Zip Code)
(919) 998-2000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	191,661,174	shares outstanding	as of April 16, 2021

IQVIA HOLDINGS INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Revenues	$3,409	$2,754
Costs of revenue, exclusive of depreciation and amortization	2,293	1,824
Selling, general and administrative expenses	442	407
Depreciation and amortization	323	316
Restructuring costs	9	14
Income from operations	342	193
Interest income	(1)	(2)
Interest expense	99	106
Loss on extinguishment of debt	24	—
Other income, net	(37)	(13)
Income before income taxes and equity in earnings of unconsolidated affiliates	257	102
Income tax expense	44	17
Income before equity in earnings of unconsolidated affiliates	213	85
Equity in earnings of unconsolidated affiliates	4	6
Net income	217	91
Net income attributable to non-controlling interests	(5)	(9)
Net income attributable to IQVIA Holdings Inc.	$212	$82
Earnings per share attributable to common stockholders:
Basic	$1.11	$0.43
Diluted	$1.09	$0.42
Weighted average common shares outstanding:
Basic	191.5	191.6
Diluted	194.9	195.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Net income	$217	$91
Comprehensive income (loss) adjustments:
Unrealized gains (losses) on derivative instruments, net of income tax expense (benefit) of $1, $(7)	6	(39)
Foreign currency translation, net of income tax expense of $62, $23	(178)	(155)
Reclassification adjustments:
Losses on derivative instruments included in net income, net of income tax benefit of $1, $—	1	16
Comprehensive income (loss)	46	(87)
Comprehensive income attributable to non-controlling interests	(5)	(5)
Comprehensive income (loss) attributable to IQVIA Holdings Inc.	$41	$(92)
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,305	$1,814
Trade accounts receivable and unbilled services, net	2,361	2,410
Prepaid expenses	159	159
Income taxes receivable	64	56
Investments in debt, equity and other securities	97	88
Other current assets and receivables	593	563
Total current assets	5,579	5,090
Property and equipment, net	472	482
Operating lease right-of-use assets	437	471
Investments in debt, equity and other securities	74	78
Investments in unconsolidated affiliates	88	84
Goodwill	12,415	12,654
Other identifiable intangibles, net	4,915	5,205
Deferred income taxes	107	114
Deposits and other assets	380	386
Total assets	$24,467	$24,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,819	$2,813
Unearned income	1,554	1,252
Income taxes payable	135	102
Current portion of long-term debt	144	149
Other current liabilities	216	242
Total current liabilities	4,868	4,558
Long-term debt	12,092	12,384
Deferred income taxes	337	338
Operating lease liabilities	347	371
Other liabilities	586	633
Total liabilities	18,230	18,284
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of March 31, 2021 and December 31, 2020, $0.01 par value, 255.4 shares issued and 191.6 shares outstanding as of March 31, 2021; 254.7 shares issued and 191.2 shares outstanding as of December 31, 2020	11,068	11,095
Retained earnings	1,489	1,277
Treasury stock, at cost, 63.8 and 63.5 shares as of March 31, 2021 and December 31, 2020, respectively	(6,228)	(6,166)
Accumulated other comprehensive loss	(376)	(205)
Equity attributable to IQVIA Holdings Inc.’s stockholders	5,953	6,001
Non-controlling interests	284	279
Total stockholders’ equity	6,237	6,280
Total liabilities and stockholders’ equity	$24,467	$24,564
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Operating activities:
Net income	$217	$91
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	323	316
Amortization of debt issuance costs and discount	5	3
Stock-based compensation	32	—
(Earnings) from unconsolidated affiliates	(4)	(6)
Gain on investments, net	3	8
Benefit from deferred income taxes	(39)	(40)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	342	(84)
Change in other operating assets and liabilities	(12)	(125)
Net cash provided by operating activities	867	163
Investing activities:
Acquisition of property, equipment and software	(149)	(141)
Acquisition of businesses, net of cash acquired	(19)	(14)
Purchases of marketable securities, net	(7)	(7)
Investments in unconsolidated affiliates, net of payments received	(1)	17
Investments in equity securities	(1)	(6)
Other	1	1
Net cash used in investing activities	(176)	(150)
Financing activities:
Proceeds from issuance of debt	1,751	800
Payment of debt issuance costs	(32)	(11)
Repayment of debt and principal payments on capital lease obligations	(1,758)	(25)
Proceeds from revolving credit facility	—	990
Repayment of revolving credit facility	—	(1,250)
(Payments) related to employee stock option plans	(56)	(41)
Repurchase of common stock	(62)	(345)
Distributions to non-controlling interests, net	—	(5)
Contingent consideration and deferred purchase price payments	(11)	(6)
Net cash (used in) provided by financing activities	(168)	107
Effect of foreign currency exchange rate changes on cash	(32)	(30)
Increase in cash and cash equivalents	491	90
Cash and cash equivalents at beginning of period	1,814	837
Cash and cash equivalents at end of period	$2,305	$927
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total
Balance, December 31, 2020	254.7	(63.5)	$3	$11,092	$1,277	$(6,166)	$(205)	$279	$6,280
Issuance of common stock	0.7	—	—	(57)	—	—	—	—	(57)
Repurchase of common stock	—	(0.3)	—	—	—	(62)	—	—	(62)
Stock-based compensation	—	—	—	30	—	—	—	—	30
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	212	—	—	5	217
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	6	—	6
Foreign currency translation, net of tax	—	—	—	—	—	—	(178)	—	(178)
Reclassification adjustments, net of tax	—	—	—	—	—	—	1	—	1
Balance, March 31, 2021	255.4	(63.8)	$3	$11,065	$1,489	$(6,228)	$(376)	$284	$6,237

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total
Balance, December 31, 2019	253.0	(60.7)	$3	$11,046	$998	$(5,733)	$(311)	$260	$6,263
Issuance of common stock	0.8	—	—	(44)	—	—	—	—	(44)
Repurchase of common stock	—	(2.1)	—	—	—	(332)	—	—	(332)
Stock-based compensation	—	—	—	7	—	—	—	—	7
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	(5)	(5)
Net income	—	—	—	—	82	—	—	9	91
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(39)	—	(39)
Foreign currency translation, net of tax	—	—	—	—	—	—	(151)	(4)	(155)
Reclassification adjustments, net of tax	—	—	—	—	—	—	16	—	16
Balance, March 31, 2020	253.8	(62.8)	$3	$11,009	$1,080	$(6,065)	$(485)	$260	$5,802
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Summary of Significant Accounting Policies
The Company
IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry. With approximately 72,000 employees, IQVIA conducts business in more than 100 countries.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements of the Company but does not include all the disclosures required by GAAP.
Recently Issued Accounting Standards
Accounting pronouncements adopted
In March 2020, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The new accounting guidance became effective for the Company as of March 12, 2020 through December 31, 2022. The Company adopted this new accounting guidance on January 1, 2021. The adoption of this new accounting guidance did not have a material effect on the Company’s consolidated financial statements.
In January 2020, the FASB issued new accounting guidance that states any equity security transitioning from the alternative method of accounting to the equity method, or vice versa, due to an observable transaction, will be remeasured immediately before the transition. In addition, the new accounting guidance clarifies the accounting for certain non-derivative forward contracts or purchased call options to acquire equity securities stating such instruments will be measured using the fair value principles before settlement or exercise. The Company adopted this new accounting guidance on January 1, 2021. The adoption of this new accounting guidance did not have a material effect on the Company’s consolidated financial statements.
In December 2019, the FASB issued new accounting guidance to clarify and simplify the accounting for income taxes. Changes under the new guidance includes eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The Company adopted this new accounting guidance on January 1, 2021. The adoption of this new accounting guidance did not have a material effect on the Company’s consolidated financial statements.

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations
The following tables represent revenues by geographic region and reportable segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$600	$1,034	$78	$1,712
Europe and Africa	590	443	49	1,082
Asia-Pacific	158	391	66	615
Total revenues	$1,348	$1,868	$193	$3,409

	Three Months Ended March 31, 2020
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$581	$670	$91	$1,342
Europe and Africa	396	428	50	874
Asia-Pacific	140	343	55	538
Total revenues	$1,117	$1,441	$196	$2,754

No customer accounted for 10% or more of consolidated revenues for the three months ended March 31, 2021 or 2020.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2021, approximately $26.1 billion of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenue on approximately 35% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.
3. Trade Accounts Receivable, Unbilled Services and Unearned Income
Trade accounts receivables and unbilled services consist of the following:

(in millions)	March 31, 2021	December 31, 2020
Trade accounts receivable:
Billed	$1,159	$1,181
Unbilled services	1,233	1,263
Trade accounts receivable and unbilled services	2,392	2,444
Allowance for doubtful accounts	(31)	(34)
Trade accounts receivable and unbilled services, net	$2,361	$2,410

Unbilled services and unearned income were as follows:

(in millions)	March 31, 2021	December 31, 2020	Change
Unbilled services	$1,233	$1,263	$(30)
Unearned income	(1,554)	(1,252)	(302)
Net balance	$(321)	$11	$(332)
Unbilled services, which is comprised of approximately 60% of unbilled receivables and 40% of contract assets as of March 31, 2021, decreased by $30 million as compared to December 31, 2020. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $302 million over the same period resulting in a decrease of $332 million in the net balance of unbilled services and unearned income between December 31, 2020 and March 31, 2021. The change in the net balance is driven by the difference in timing of revenue recognition in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.

Bad debt expense recognized on the Company’s receivables and unbilled services was not material for the three months ended March 31, 2021 and 2020.
4. Goodwill
The following is a summary of goodwill by reportable segment for the three months ended March 31, 2021:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2020	$10,864	$1,646	$144	$12,654
Business combinations	15	—	—	15
Impact of foreign currency fluctuations and other	(264)	(4)	14	(254)
Balance as of March 31, 2021	$10,615	$1,642	$158	$12,415

5. Derivatives
The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

(in millions)	Balance Sheet Classification	March 31, 2021			December 31, 2020
		Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$3	$—	$64	$5	$—	$70
Interest rate swaps	Other assets and liabilities	—	44	1,800	—	55	1,800
Derivatives not designated as hedging instruments:
Interest rate swaps	Other liabilities	—	—	—	—	1	356
Total derivatives		$3	$44		$5	$56

The effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Three Months Ended March 31,
(in millions)	2021	2020
Foreign exchange forward contracts	$(2)	$(6)
Interest rate derivatives	11	(23)
Total	$9	$(29)
The amount of foreign exchange losses related to the net investment hedge included in the cumulative translation adjustment component of accumulated other comprehensive loss (“AOCI”) for the three months ended March 31, 2021 was $285 million.
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
The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values as of March 31, 2021 and December 31, 2020 due to their short-term nature. As of March 31, 2021 and December 31, 2020, the fair value of total debt approximated $12,392 million and $12,746 million, respectively, as determined under Level 1 and Level 2 measurements for these financial instruments.
Recurring Fair Value Measurements
The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of March 31, 2021:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$126	$—	$—	$126
Derivatives	—	3	—	3
Total	$126	$3	$—	$129
Liabilities:
Derivatives	$—	$44	$—	$44
Contingent consideration	—	—	109	109
Total	$—	$44	$109	$153
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
Contingent consideration — The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenue performance targets and operating forecasts) and the probability of achieving the specific targets. Based on the assessments of the probability of achieving specific targets, the Company has accrued approximately 84% of the maximum contingent consideration payments that could potentially become payable.
The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31:

	Contingent Consideration
(in millions)	2021	2020
Balance as of January 1	$119	$113
Business combinations	5	8
Contingent consideration paid	(9)	(10)
Revaluations included in earnings and foreign currency translation adjustments	(6)	(13)
Balance as of March 31	$109	$98
The current portion of contingent consideration is included within accrued expenses and the long-term portion is included within other liabilities on the accompanying condensed consolidated balance sheets. Revaluations of the contingent consideration are recognized in other expense (income), net on the accompanying condensed consolidated statements of income. A change in significant unobservable inputs above could result in a higher or lower fair value measurement of contingent consideration.
7. Credit Arrangements
The following is a summary of the Company’s revolving credit facilities as of March 31, 2021:

Facility	Interest Rates
$1,500 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 1.50% as of March 31, 2021
$25 million (receivables financing facility)	LIBOR Market Index Rate (0.11% as of March 31, 2021) plus 0.90%
£10 million (approximately $14 million) (general banking facility)	Bank’s base rate of 0.10% as of March 31, 2021 plus 1%

The following table summarizes the Company’s debt at the dates indicated:

(in millions)	March 31, 2021	December 31, 2020
Senior Secured Credit Facilities:
Term A Loan due 2023—U.S. Dollar LIBOR at average floating rates of 1.70%	$718	$728
Term A Loan due 2023—U.S. Dollar LIBOR at average floating rates of 2.75%	755	766
Term A Loan due 2023—Euro LIBOR at average floating rates of 1.50%	377	400
Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 1.86%	535	535
Term B Loan due 2024—Euro LIBOR at average floating rates of 2.00%	1,347	1,413
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 1.86%	724	726
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 1.95%	924	926
Term B Loan due 2025—Euro LIBOR at average floating rates of 2.00%	665	697
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	493	515
3.25% Senior Notes due 2025—Euro denominated	—	1,748
2.25% Senior Notes due 2028—Euro denominated	844	883
2.875% Senior Notes due 2028—Euro denominated	834	872
1.750% Senior Notes due 2026—Euro denominated	645	—
2.250% Senior Notes due 2029—Euro denominated	1,056	—
Receivables financing facility due 2022—U.S. Dollar LIBOR at average floating rates of 1.01%	240	240
Principal amount of debt	12,307	12,600
Less: unamortized discount and debt issuance costs	(71)	(67)
Less: current portion	(144)	(149)
Long-term debt	$12,092	$12,384

Contractual maturities of long-term debt are as follows as of March 31, 2021:

(in millions)
Remainder of 2021	$107
2022	388
2023	1,700
2024	1,868
2025	3,560
Thereafter	4,684
$12,307
As of March 31, 2021, there were bank guarantees totaling approximately £0.8 million (approximately $1.1 million) issued against the availability of the general banking facility.
Senior Secured Credit Facilities
As of March 31, 2021, the Company’s Fourth Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) provided financing through several senior secured credit facilities (collectively, the “senior secured credit facilities”) of up to approximately $7.5 billion, which consisted of $6.0 billion principal amounts of debt outstanding (as detailed in the table above), and $1.5 billion of available borrowing capacity on the revolving credit facility and standby letters of credit.

Senior Notes
On March 3, 2021, IQVIA Inc. (the “Issuer”), a wholly owned subsidiary of the Company, completed the issuance and sale of €1,450,000,000 in gross proceeds of the Issuer's (i) €550,000,000 aggregate principal amount of its 1.750% Senior Notes due 2026 (the “2026 Notes”) and (ii) €900,000,000 aggregate principal amount of its 2.250% Senior Notes due 2029 (the “2029 Notes” and, together with the 2026 Notes, the “Notes”). The Notes were issued pursuant to an Indenture, dated March 3, 2021, among the Issuer, U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer as guarantors. The 2026 Notes are unsecured obligations of the Issuer, will mature on March 15, 2026 and bear interest at the rate of 1.750% per year, with interest payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2021. The 2029 Notes are unsecured obligations of the Issuer, will mature on March 15, 2029 and bear interest at the rate of 2.250% per year, with interest payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2021. The Issuer may redeem (i) the 2026 Notes prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to March 15, 2023 (subject to a customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 0.875% to 0.000% and (ii) the 2029 Notes prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to March 15, 2024 (subject to a customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 1.125% to 0.000%. The Issuer may choose to redeem the 2026 Notes and the 2029 Notes, either together or separately, on a non-ratable basis. The proceeds from the Notes offering were used to redeem all of the Issuer’s outstanding 3.250% senior notes due 2025 (the “3.250% Notes”), including the payment of premiums in respect thereof and to pay fees and expenses related to the Notes offering. On February 16, 2021, the Issuer issued a conditional notice of redemption with respect to the 3.250% Notes, for a total redemption price equal to the sum of the principal amount of the 3.250% Notes, accrued and unpaid interest on the 3.250% Notes to the redemption date and the applicable redemption premium. The Issuer’s obligations with respect to the 3.250% Notes were discharged on the same day as the Issuer completed the issuance of the Notes.
Restrictive Covenants
The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. As of March 31, 2021, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.
8. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of March 31, 2021 or December 31, 2020.
Equity Repurchase Program

During the three months ended March 31, 2021, the Company repurchased 265,809 shares of its common stock for $50.5 million under the Repurchase Program. As of March 31, 2021, the Company has remaining authorization to repurchase up to approximately $0.9 billion of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
9. Restructuring
The Company has continued to take restructuring actions in 2021 to align its resources and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These actions include consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements. These restructuring actions are expected to continue into 2022.

The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs	Facility Exit Costs	Total
Balance as of December 31, 2020	$51	$2	$53
Expense, net of reversals	9	—	9
Payments	(14)	—	(14)
Foreign currency translation and other	(2)	—	(2)
Balance as of March 31, 2021	$44	$2	$46
Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals as of March 31, 2021 will be paid in 2021 and 2022.
10. Income Taxes

The effective income tax rate was 17.1% and 16.7% in the first quarter of 2021 and 2020, respectively. The effective income tax rate in the first quarter of 2021 and 2020 was favorably impacted by $17 million and $21 million, respectively, as a result of excess tax benefits recognized upon settlement of share-based compensation awards. Also, the effective income tax rate in the first quarter of 2020 was unfavorably impacted by a $10 million discrete tax expense related to change in the measurement of U.S. tax on undistributed foreign earnings.
11. Comprehensive Income (Loss)
Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance as of December 31, 2020	$(395)	$(48)	$(85)	$323	$(205)
Other comprehensive income (loss) before reclassifications	(116)	7	—	(63)	(172)
Reclassification adjustments	—	2	—	(1)	1
Balance as of March 31, 2021	$(511)	$(39)	$(85)	$259	$(376)

Below is a summary of the adjustments for (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

(in millions)	Affected Financial Statement Line Item	Three Months Ended March 31,
		2021	2020
Derivative instruments:
Interest rate swaps and caps	Interest expense	$4	$—
Foreign exchange forward contracts	Revenues	(2)	2
Foreign exchange forward contracts	Other income, net	—	14
Total before income taxes		2	16
Income tax benefit		1	—
Total net of income taxes		$1	$16

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

	Three Months Ended March 31,
(in millions)	2021	2020
Revenues
Technology & Analytics Solutions	$1,348	$1,117
Research & Development Solutions	1,868	1,441
Contract Sales & Medical Solutions	193	196
Total revenues	3,409	2,754
Costs of revenue, exclusive of depreciation and amortization
Technology & Analytics Solutions	812	666
Research & Development Solutions	1,321	988
Contract Sales & Medical Solutions	160	170
Total costs of revenue	2,293	1,824
Selling, general and administrative expenses
Technology & Analytics Solutions	187	183
Research & Development Solutions	185	185
Contract Sales & Medical Solutions	13	15
General corporate and unallocated	57	24
Total selling, general and administrative expenses	442	407
Segment profit
Technology & Analytics Solutions	349	268
Research & Development Solutions	362	268
Contract Sales & Medical Solutions	20	11
Total segment profit	731	547
General corporate and unallocated	(57)	(24)
Depreciation and amortization	(323)	(316)
Restructuring costs	(9)	(14)
Total income from operations	$342	$193

13. Earnings Per Share
The following table presents the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions or the effect of including such stock-based awards in the computation would be anti-dilutive:

	Three Months Ended March 31,
(in millions)	2021	2020
Shares subject to performance conditions	0.7	1.4
Shares subject to anti-dilutive stock-based awards	0.3	1.0
Total shares excluded from diluted earnings per share	1.0	2.4

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
14. Subsequent Events
On April 1, 2021 the Company acquired the 40% non-controlling interest in Q2 Solutions from Quest Diagnostics Incorporated for $760 million, financed with cash on hand. The transaction will result in the Company having 100% ownership in Q2 Solutions. The Company previously held a controlling interest in, and consolidated the financial results of the joint venture. The transaction will be recorded in the second quarter of 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for Forward-Looking Information
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (our “2020 Form 10-K”).
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

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, business disruptions caused by natural disasters, pandemics such as the COVID-19 (coronavirus) outbreak or international conflict or other disruptions outside of our control; our ability to accurately model or forecast the impact of the spread and/or containment of COVID-19, among other sources of business interruption, on our operations and financial results; most of our contracts may be terminated on short notice, and we may lose or experience delays with large client contracts or be unable to enter into new contracts; the market for our services may not grow as we expect; we may be unable to successfully develop and market new services or enter new markets; imposition of restrictions on our use of data by data suppliers or their refusal to license data to us; any failure by us to comply with contractual, regulatory or ethical requirements under our contracts, including current or changes to data protection and privacy laws; breaches or misuse of our or our outsourcing partners’ security or communications systems; failure to meet our productivity or business transformation objectives; failure to successfully invest in growth opportunities; our ability to protect our intellectual property rights and our susceptibility to claims by others that we are infringing on their intellectual property rights; the expiration or inability to acquire third party licenses for technology or intellectual property; any failure by us to accurately and timely price and formulate cost estimates for contracts, or to document change orders; hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements; the rate at which our backlog converts to revenue; our ability to acquire, develop and implement technology necessary for our business; consolidation in the industries in which our clients operate; risks related to client or therapeutic concentration; government regulators or our customers may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; the risks associated with operating on a global basis, including currency or exchange rate fluctuations and legal compliance, including anti-corruption laws; risks related to changes in accounting standards; general economic conditions in the markets in which we operate, including financial market conditions and risks related to sales to government entities; the impact of changes in tax laws and regulations; and our ability to successfully integrate, and achieve expected benefits from, our acquired businesses. For a further discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” in our 2020 Form 10-K, as updated in this Quarterly Report on Form 10-Q.
Overview
IQVIA is a leading global provider of advanced analytics, technology solutions, and clinical research services to the life sciences industry. IQVIA creates intelligent connections across all aspects of healthcare through its analytics, transformative technology, big data resources and extensive domain expertise. IQVIA Connected Intelligence™ delivers powerful insights with speed and agility — enabling customers to accelerate the clinical development and commercialization of innovative medical treatments that improve healthcare outcomes for patients. With approximately 72,000 employees, we conduct operations in more than 100 countries.

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
Foreign Currency Translation
In the first three months of 2021, approximately 35% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period-to-period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results.
Consolidated Results of Operations
For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.
Revenues

	Three Months Ended March 31,		Change
(in millions)	2021	2020	$	%
Revenues	$3,409	$2,754	$655	23.8
For the first quarter of 2021, our revenues increased $655 million, or 23.8%, as compared to the same period in 2020. This increase was comprised of constant currency revenue growth of approximately $588 million, or 21.4%, reflecting a $405 million increase in Research & Development Solutions, an $8 million decrease in Contract Sales & Medical Solutions, and a $191 million increase in Technology & Analytics Solutions.

Costs of Revenue, exclusive of Depreciation and Amortization

	Three Months Ended March 31,
(in millions)	2021	2020
Costs of revenue, exclusive of depreciation and amortization	$2,293	$1,824
% of revenues	67.3%	66.2%
The $469 million increase in costs of revenues, exclusive of depreciation and amortization, for the three months ended March 31, 2021 as compared to the same period in 2020 included a constant currency growth of approximately $410 million, or 22.5%, reflecting a $305 million increase in Research & Development Solutions, a $14 million decrease in Contract Sales & Medical Solutions, and an $119 million increase in Technology & Analytics Solutions.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
(in millions)	2021	2020
Selling, general and administrative expenses	$442	$407
% of revenues	13.0%	14.8%
The $35 million increase in selling, general and administrative expenses for the three months ended March 31, 2021 as compared to the same period in 2020 included a constant currency growth of approximately $25 million, or 6.1%, reflecting a $3 million decrease in Research & Development Solutions, an $1 million decrease in Technology & Analytics Solutions, a $2 million decrease in Contract Sales & Medical Solutions, offset by a $31 million increase in general corporate and unallocated expenses.
Depreciation and Amortization

	Three Months Ended March 31,
(in millions)	2021	2020
Depreciation and amortization	323	316
% of revenues	9.5%	11.5%

The $7 million increase in depreciation and amortization in the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to higher intangible asset balances as a result of acquisitions occurring in 2020 and increased amortization due to higher capitalized software balances.
Restructuring Costs

	Three Months Ended March 31,
(in millions)	2021	2020
Restructuring costs	$9	$14
The restructuring costs incurred during 2021 were due to ongoing efforts to streamline our global operations. The remaining actions under these plans are expected to occur throughout 2021 and into 2022 and are expected to consist of consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements.
Interest Income and Interest Expense

	Three Months Ended March 31,
(in millions)	2021	2020
Interest income	$(1)	$(2)
Interest expense	$99	$106
Interest income includes interest received primarily from bank balances and investments.

Interest expense during the three months ended March 31, 2021 was lower than the same period in 2020 due to lower interest rates attributed to lower LIBOR rates and the redemption of the €1,425 million of 3.250% senior notes due 2025, partially offset by an increase in the average debt outstanding. See “Liquidity and Capital Resources” for more information on this transaction.
Loss on Extinguishment of Debt

	Three Months Ended March 31,
(in millions)	2021	2020
Loss on extinguishment of debt	$24	$—
During the three months ended March 31, 2021, we recognized a loss on extinguishment of debt for fees and expenses incurred related to the refinancing of our 3.250% senior notes due 2025.
Other Income, Net

	Three Months Ended March 31,
(in millions)	2021	2020
Other income, net	$(37)	$(13)
Other income, net for the three months ended March 31, 2021 increased as compared to the same period in the prior year, primarily due to foreign currency gain, as well as gain on investments in mutual funds.
Income Tax Expense

	Three Months Ended March 31,
(in millions)	2021	2020
Income tax expense	$44	$17

Our effective income tax rate was 17.1% and 16.7% in the first quarter of 2021 and 2020, respectively. Our effective income tax rate in the first quarter of 2021 and 2020 was favorably impacted by $17 million and $21 million, respectively, as a result of excess tax benefits recognized upon settlement of share-based compensation awards. Also, our effective income tax rate in the first quarter of 2020 was unfavorably impacted by a $10 million discrete tax expense related to change in the measurement of U.S. tax on undistributed foreign earnings.
Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended March 31,
(in millions)	2021	2020
Equity in earnings of unconsolidated affiliates	$4	$6
Equity in earnings of unconsolidated affiliates for the three months ended March 31, 2021 remained relatively consistent with the same period in the prior year.
Net Income Attributable to Non-controlling Interests

	Three Months Ended March 31,
(in millions)	2021	2020
Net income attributable to non-controlling interests	$(5)	$(9)
Net income attributable to non-controlling interests included Quest Diagnostics Incorporated’s interest in Q2 Solutions. On April 1, 2021 the Company acquired the 40% non-controlling interest in Q2 Solutions from Quest Diagnostics Incorporated which will result in a decrease in the net income attributable to non-controlling interests in future periods. See Note 14 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding this transaction.

Segment Results of Operations
The Company’s revenues and profit by segment are as follows:

Three Months Ended March 31, 2021 and 2020
	Segment Revenues		Segment Profit
(in millions)	2021	2020	2021	2020
Technology & Analytics Solutions	$1,348	$1,117	$349	$268
Research & Development Solutions	1,868	1,441	362	268
Contract Sales & Medical Solutions	193	196	20	11
Total	3,409	2,754	731	547
General corporate and unallocated			(57)	(24)
Depreciation and amortization			(323)	(316)
Restructuring costs			(9)	(14)
Consolidated	$3,409	$2,754	$342	$193

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses related to integration activities and acquisitions. We also do not allocate depreciation and amortization or impairment charges to our segments.
Technology & Analytics Solutions

	Three Months Ended March 31,		Change
(in millions)	2021	2020	$	%
Revenues	$1,348	$1,117	$231	20.7
Costs of revenue, exclusive of depreciation and amortization	812	666	146	21.9
Selling, general and administrative expenses	187	183	4	2.2
Segment profit	$349	$268	$81	30.2

Revenues

Technology & Analytics Solutions’ revenues were $1,348 million for the first quarter of 2021, an increase of $231 million, or 20.7%, over the same period in 2020. This increase was comprised of constant currency revenue growth of approximately $191 million, or 17.1%, reflecting revenue growth across all regions. The revenue growth in these regions was driven by higher real-world and analytical services and COVID-19 related work.
Costs of Revenue, exclusive of Depreciation and Amortization
Technology & Analytics Solutions’ costs of revenue increased $146 million, or 21.9%, in the first quarter of 2021 over the same period in 2020. This increase included a constant currency increase of approximately $119 million, or 17.9%, reflecting an increase in compensation and related expenses to support revenue growth.
Selling, General and Administrative Expenses
Technology & Analytics Solutions’ selling, general and administrative expenses increased $4 million, or 2.2%, in the first quarter of 2021 as compared to the same period in 2020, which included a constant currency decrease of approximately $1 million, or (0.5)%, reflecting the impact of on-going cost containment actions.

Research & Development Solutions

	Three Months Ended March 31,		Change
(in millions)	2021	2020	$	%
Revenues	$1,868	$1,441	$427	29.6
Costs of revenue, exclusive of depreciation and amortization	1,321	988	333	33.7
Selling, general and administrative expenses	185	185	—	—
Segment profit	$362	$268	$94	35.1

Backlog
Research & Development Solutions’ contracted backlog increased from $22.6 billion as of December 31, 2020 to $23.2 billion as of March 31, 2021 and we expect approximately $6.5 billion of this backlog to convert to revenue in the next twelve months.
Revenues
Research & Development Solutions’ revenues were $1,868 million in the first quarter of 2021, an increase of $427 million, or 29.6%, over the same period in 2020. This increase was comprised of constant currency revenue increase of approximately $405 million, or 28.1%, reflecting volume-related increases in clinical services and lab testing, including incremental revenue from large COVID-19 vaccine clinical trials.
Costs of Revenue, exclusive of Depreciation and Amortization
Research & Development Solutions’ costs of revenue increased $333 million, or 33.7%, in the first quarter of 2021 over the same period in 2020. This increase included a constant currency increase of approximately $305 million, or 30.9%, reflecting an increase in compensation and related expenses as a result of volume-related increases in clinical services and lab testing.
Selling, General and Administrative Expenses
Research & Development Solutions’ selling, general and administrative expenses remained flat in the first quarter of 2021 as compared to the same period in 2020, and included a constant currency decrease of approximately $3 million, or (1.6)%.
Contract Sales & Medical Solutions

	Three Months Ended March 31,		Change
(in millions)	2021	2020	$	%
Revenues	$193	$196	$(3)	(1.5)
Costs of revenue, exclusive of depreciation and amortization	160	170	(10)	(5.9)
Selling, general and administrative expenses	13	15	(2)	(13.3)
Segment profit	$20	$11	$9	81.8

Revenues

Contract Sales & Medical Solutions’ revenues were $193 million in the first quarter of 2021, a decrease of $3 million, or (1.5)%, over the same period in 2020. This decrease included a constant currency revenue decrease of approximately $8 million, or (4.1)%, reflecting a volume decrease in the Americas region, partially offset by a volume increase in the Asia-Pacific region.

Costs of Revenue, exclusive of Depreciation and Amortization
Contract Sales & Medical Solutions’ costs of revenue decreased $10 million, or (5.9)%, in the first quarter of 2021 as compared to the same period in 2020. This decrease included a constant currency decrease of approximately $14 million, or (8.2)%, reflecting a decrease in compensation and related expenses as a result of reduced volume in the Americas region.
Selling, General and Administrative Expenses
Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $2 million, or (13.3)%, in the first quarter of 2021 as compared to the same period in 2020. This decrease included a constant currency decrease of approximately $2 million, or (13.3)%, reflecting a decrease in compensation and related expenses.
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
We had a cash balance of $2,305 million as of March 31, 2021 ($933 million of which was in the United States), an increase from $1,814 million as of December 31, 2020.

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
On April 1, 2021 the Company acquired the 40% non-controlling interest in Q2 Solutions from Quest Diagnostics Incorporated for $760 million, financed with cash on hand. See Note 14 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding this transaction.
Equity Repurchase Program

During the three months ended March 31, 2021, we repurchased 265,809 shares of our common stock for $50.5 million under the Repurchase Program. See Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of March 31, 2021, we have remaining authorization to repurchase up to approximately $0.9 billion of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

Debt
Senior Notes
On March 3, 2021, we completed the issuance and sale of €1,450,000,000 in gross proceeds of the Issuer's (i) €550,000,000 aggregate principal amount of its 1.750% Senior Notes due 2026 (the “2026 Notes”) and (ii) €900,000,000 aggregate principal amount of its 2.250% Senior Notes due 2029 (the “2029 Notes” and, together with the 2026 Notes, the “Notes”). The proceeds from the Notes offering were used to redeem all of the Issuer’s outstanding 3.250% senior notes due 2025 (the “3.250% Notes”), including the payment of premiums in respect thereof and to pay fees and expenses related to the Notes offering. See Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding our credit arrangements.
As of March 31, 2021, we had $12.3 billion of total indebtedness, excluding $1.5 billion of additional available borrowings under our revolving credit facility.
Our long-term debt arrangements contain customary restrictive covenants and, as of March 31, 2021, we believe we were in compliance with our restrictive covenants in all material respects.
Three months ended March 31, 2021 and 2020
Cash Flow from Operating Activities

	Three Months Ended March 31,
(in millions)	2021	2020
Net cash provided by operating activities	$867	$163

Cash provided by operating activities increased $704 million during the first three months of 2021 as compared to the same period in 2020. The increase was primarily due to an increase in cash collections from clients resulting in a decrease in accounts receivable and unbilled services ($132 million), an increase in unearned income ($294 million), higher cash related net income ($165 million) and higher cash from other operating assets and liabilities ($113 million).
Cash Flow from Investing Activities

	Three Months Ended March 31,
(in millions)	2021	2020
Net cash used in investing activities	$(176)	$(150)
Cash used in investing activities increased $26 million during the first three months of 2021 as compared to the same period in 2020 primarily driven by lower payments received from unconsolidated affiliates ($18 million) and increased cash used for the purchase of property and equipment ($8 million).
Cash Flow from Financing Activities

	Three Months Ended March 31,
(in millions)	2021	2020
Net cash (used in) provided by financing activities	$(168)	$107
Cash used in financing activities increased $275 million during the first three months of 2021 as compared to the same period in 2020 primarily due to a decrease in cash provided by proceeds from debt issuances, net of repayments and debt issuance costs ($803 million) and an increase in cash payments related to employee stock option plans ($15 million), offset by a decrease in cash used in repayments of revolving credit facilities, net of proceeds ($260 million), and a decrease in cash used to repurchase common stock ($283 million).
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments
We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements.
With the exception of new senior notes disclosed in Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our 2020 Form 10-K.
Application of Critical Accounting Policies
There have been no material changes to our critical accounting policies as previously disclosed in our 2020 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2020 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors

For a discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” of our 2020 Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2020 Form 10-K.
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
From inception of the Repurchase Program through March 31, 2021, we have repurchased a total of $6.4 billion of our securities under the Repurchase Program.

During the three months ended March 31, 2021, we repurchased 265,809 shares of our common stock for $50.5 million under the Repurchase Program. See Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of March 31, 2021, we have remaining authorization to repurchase up to approximately $0.9 billion of our common stock under the Repurchase Program.
Since the merger between Quintiles and IMS Health, we have repurchased 65.9 million shares of our common stock at an average market price per share of $97.66 for an aggregate purchase price of $6.4 billion both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

The following table summarizes the monthly equity repurchase program activity for the three months ended March 31, 2021 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2021 — January 31, 2021	—	—	—	$918
February 1, 2021 — February 28, 2021	—	—	—	$918
March 1, 2021 — March 31, 2021	0.3	189.95	0.3	$867
	0.3		0.3

Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of IQVIA Holdings Inc., effective April 13, 2021.		8-K	001-35907	3.1	April 16, 2021
4.1	Indenture, dated March 3, 2021, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer, as guarantors.		8-K	001-35907	4.1	March 3, 2021
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Income (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iii) Condensed Consolidated Balance Sheets (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
104	Cover Page Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on April 23, 2021.

IQVIA HOLDINGS INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)