Form 10-Q
period 2021-06-30
IQVIA HOLDINGS INC.
filed 2021-07-28
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	191,612,337	shares outstanding	as of July 23, 2021

IQVIA HOLDINGS INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Revenues	$3,438	$2,521	$6,847	$5,275
Costs of revenue, exclusive of depreciation and amortization	2,323	1,704	4,616	3,528
Selling, general and administrative expenses	482	431	924	838
Depreciation and amortization	343	308	666	624
Restructuring costs	4	16	13	30
Income from operations	286	62	628	255
Interest income	(1)	(1)	(2)	(3)
Interest expense	94	108	193	214
Loss on extinguishment of debt	—	12	24	12
Other income, net	(29)	(32)	(66)	(45)
Income (loss) before income taxes and equity in earnings of unconsolidated affiliates	222	(25)	479	77
Income tax expense (benefit)	48	(5)	92	12
Income (loss) before equity in earnings of unconsolidated affiliates	174	(20)	387	65
Equity in earnings (loss) of unconsolidated affiliates	1	(1)	5	5
Net income (loss)	175	(21)	392	70
Net income attributable to non-controlling interests	—	(2)	(5)	(11)
Net income (loss) attributable to IQVIA Holdings Inc.	$175	$(23)	$387	$59
Earnings (loss) per share attributable to common stockholders:
Basic	$0.91	$(0.12)	$2.02	$0.31
Diluted	$0.90	$(0.12)	$1.99	$0.30
Weighted average common shares outstanding:
Basic	191.6	190.9	191.6	191.3
Diluted	194.9	190.9	194.9	195.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$175	$(21)	$392	$70
Comprehensive income (loss) adjustments:
Unrealized (losses) gains on derivative instruments, net of income tax expense (benefit) of $(1), $(3), $—, $(11)	(2)	7	4	(32)
Foreign currency translation, net of income tax (benefit) expense of $(23), $(29), $39, $(6)	58	45	(120)	(110)
Reclassification adjustments:
Losses (gains) on derivative instruments included in net income, net of income tax benefit of $—, $1, $1, $1	3	(12)	4	4
Comprehensive income (loss)	234	19	280	(68)
Comprehensive income attributable to non-controlling interests	—	(1)	(5)	(6)
Comprehensive income (loss) attributable to IQVIA Holdings Inc.	$234	$18	$275	$(74)
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,807	$1,814
Trade accounts receivable and unbilled services, net	2,276	2,410
Prepaid expenses	178	159
Income taxes receivable	69	56
Investments in debt, equity and other securities	104	88
Other current assets and receivables	634	563
Total current assets	5,068	5,090
Property and equipment, net	470	482
Operating lease right-of-use assets	430	471
Investments in debt, equity and other securities	74	78
Investments in unconsolidated affiliates	84	84
Goodwill	12,551	12,654
Other identifiable intangibles, net	4,770	5,205
Deferred income taxes	105	114
Deposits and other assets	385	386
Total assets	$23,937	$24,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,756	$2,813
Unearned income	1,597	1,252
Income taxes payable	101	102
Current portion of long-term debt	147	149
Other current liabilities	218	242
Total current liabilities	4,819	4,558
Long-term debt, less current portion	12,140	12,384
Deferred income taxes	266	338
Operating lease liabilities	345	371
Other liabilities	607	633
Total liabilities	18,177	18,284
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of June 30, 2021 and December 31, 2020, $0.01 par value, 255.6 shares issued and 191.6 shares outstanding as of June 30, 2021; 254.7 shares issued and 191.2 shares outstanding as of December 31, 2020	10,696	11,095
Retained earnings	1,664	1,277
Treasury stock, at cost, 64.0 and 63.5 shares as of June 30, 2021 and December 31, 2020, respectively	(6,273)	(6,166)
Accumulated other comprehensive loss	(327)	(205)
Equity attributable to IQVIA Holdings Inc.’s stockholders	5,760	6,001
Non-controlling interests	—	279
Total stockholders’ equity	5,760	6,280
Total liabilities and stockholders’ equity	$23,937	$24,564
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2021	2020
Operating activities:
Net income	$392	$70
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	666	624
Amortization of debt issuance costs and discount	10	8
Stock-based compensation	80	36
Earnings from unconsolidated affiliates	(5)	(5)
Gain on investments, net	(9)	(14)
Benefit from deferred income taxes	(43)	(102)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	481	208
Change in other operating assets and liabilities	(166)	(190)
Net cash provided by operating activities	1,406	635
Investing activities:
Acquisition of property, equipment and software	(294)	(283)
Acquisition of businesses, net of cash acquired	(65)	(92)
Purchases of marketable securities, net	(8)	(7)
Investments in unconsolidated affiliates, net of payments received	(3)	15
Proceeds from sale of (investments in) equity securities	9	(2)
Net cash used in investing activities	(361)	(369)
Financing activities:
Proceeds from issuance of debt	1,751	1,590
Payment of debt issuance costs	(32)	(33)
Repayment of debt and principal payments on capital lease obligations	(1,794)	(755)
Proceeds from revolving credit facility	—	1,250
Repayment of revolving credit facility	—	(1,610)
(Payments) related to employee stock option plans	(55)	(41)
Repurchase of common stock	(107)	(346)
Distributions to non-controlling interest, net	—	(5)
Acquisition of Quest's non-controlling interest	(756)	—
Contingent consideration and deferred purchase price payments	(38)	(16)
Net cash (used in) provided by financing activities	(1,031)	34
Effect of foreign currency exchange rate changes on cash	(21)	(28)
(Decrease) increase in cash and cash equivalents	(7)	272
Cash and cash equivalents at beginning of period	1,814	837
Cash and cash equivalents at end of period	$1,807	$1,109
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total
Balance, December 31, 2020	254.7	(63.5)	$3	$11,092	$1,277	$(6,166)	$(205)	$279	$6,280
Issuance of common stock	0.7	—	—	(57)	—	—	—	—	(57)
Repurchase of common stock	—	(0.3)	—	—	—	(62)	—	—	(62)
Stock-based compensation	—	—	—	30	—	—	—	—	30
Net income	—	—	—	—	212	—	—	5	217
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	6	—	6
Foreign currency translation, net of tax	—	—	—	—	—	—	(178)	—	(178)
Reclassification adjustments, net of tax	—	—	—	—	—	—	1	—	1
Balance, March 31, 2021	255.4	(63.8)	$3	$11,065	$1,489	$(6,228)	$(376)	$284	$6,237
Issuance of common stock	0.2	—	—	1	—	—	—	—	1
Repurchase of common stock	—	(0.2)	—	—	—	(45)	—	—	(45)
Stock-based compensation	—	—	—	42	—	—	—	—	42
Acquisition of Quest's non-controlling interest, net of tax	—	—	—	(415)	—	—	(10)	(284)	(709)
Net income	—	—	—	—	175	—	—	—	175
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(2)	—	(2)
Foreign currency translation, net of tax	—	—	—	—	—	—	58	—	58
Reclassification adjustments, net of tax	—	—	—	—	—	—	3	—	3
Balance, June 30, 2021	255.6	(64.0)	$3	$10,693	$1,664	$(6,273)	$(327)	$—	$5,760

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total
Balance, December 31, 2019	253.0	(60.7)	$3	$11,046	$998	$(5,733)	$(311)	$260	$6,263
Issuance of common stock	0.8	—	—	(44)	—	—	—	—	(44)
Repurchase of common stock	—	(2.1)	—	—	—	(332)	—	—	(332)
Stock-based compensation	—	—	—	7	—	—	—	—	7
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	(5)	(5)
Net income	—	—	—	—	82	—	—	9	91
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(39)	—	(39)
Foreign currency translation, net of tax	—	—	—	—	—	—	(151)	(4)	(155)
Reclassification adjustments, net of tax	—	—	—	—	—	—	16	—	16
Balance, March 31, 2020	253.8	(62.8)	$3	$11,009	$1,080	$(6,065)	$(485)	$260	$5,802
Issuance of common stock	0.3	—	—	1	—	—	—	—	1
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	30	—	—	—	—	30
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	(23)	—	—	2	(21)
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	7	—	7
Foreign currency translation, net of tax	—	—	—	—	—	—	46	(1)	45
Reclassification adjustments, net of tax	—	—	—	—	—	—	(12)	—	(12)
Balance, June 30, 2020	254.1	(62.8)	$3	$11,040	$1,057	$(6,065)	$(444)	$261	$5,852
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Summary of Significant Accounting Policies
The Company
IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry. With approximately 74,000 employees, IQVIA conducts business in more than 100 countries.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements of the Company, but does not include all the disclosures required by GAAP.
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

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations
The following tables represent revenues by geographic region and reportable segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$635	$935	$86	$1,656
Europe and Africa	565	507	42	1,114
Asia-Pacific	153	449	66	668
Total revenues	$1,353	$1,891	$194	$3,438

	Three Months Ended June 30, 2020
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$567	$528	$80	$1,175
Europe and Africa	401	375	40	816
Asia-Pacific	141	332	57	530
Total revenues	$1,109	$1,235	$177	$2,521

	Six Months Ended June 30, 2021
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$1,235	$1,969	$164	$3,368
Europe and Africa	1,155	950	91	2,196
Asia-Pacific	311	840	132	1,283
Total revenues	$2,701	$3,759	$387	$6,847

	Six Months Ended June 30, 2020
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$1,148	$1,198	$171	$2,517
Europe and Africa	797	803	90	1,690
Asia-Pacific	281	675	112	1,068
Total revenues	$2,226	$2,676	$373	$5,275

No customer accounted for 10% or more of consolidated revenues for the three and six months ended June 30, 2021 or 2020.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2021, approximately $26.2 billion of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenue on approximately 35% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.

3. Trade Accounts Receivable, Unbilled Services and Unearned Income
Trade accounts receivables and unbilled services consist of the following:

(in millions)	June 30, 2021	December 31, 2020
Trade accounts receivable:
Billed	$1,146	$1,181
Unbilled services	1,161	1,263
Trade accounts receivable and unbilled services	2,307	2,444
Allowance for doubtful accounts	(31)	(34)
Trade accounts receivable and unbilled services, net	$2,276	$2,410
Unbilled services and unearned income were as follows:

(in millions, except percentages)	June 30, 2021	December 31, 2020	Change
Unbilled services	$1,161	$1,263	$(102)
Unearned income	(1,597)	(1,252)	(345)
Net balance	$(436)	$11	$(447)
Unbilled services, which is comprised of approximately 64% of unbilled receivables and 36% of contract assets as of June 30, 2021, decreased by $102 million as compared to December 31, 2020. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $345 million over the same period resulting in a decrease of $447 million in the net balance of unbilled services and unearned income between December 31, 2020 and June 30, 2021. The change in the net balance is driven by the difference in timing of revenue recognition in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.

Bad debt expense recognized on the Company’s receivables and unbilled services was not material for the three and six months ended June 30, 2021 and 2020.
4. Goodwill
The following is a summary of goodwill by reportable segment for the six months ended June 30, 2021:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2020	$10,864	$1,646	$144	$12,654
Business combinations	43	25	—	68
Impact of foreign currency fluctuations and other	(181)	(3)	13	(171)
Balance as of June 30, 2021	$10,726	$1,668	$157	$12,551

5. Derivatives
The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

(in millions)	Balance Sheet Classification	June 30, 2021			December 31, 2020
		Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$1	$—	$65	$5	$—	$70
Interest rate swaps	Other assets and liabilities	—	42	1,800	—	55	1,800
Derivatives not designated as hedging instruments:
Interest rate swaps	Other liabilities	—	—	—	—	1	356
Total derivatives		$1	$42		$5	$56
The effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Foreign exchange forward contracts	$(2)	$—	$(4)	$(6)
Interest rate derivatives	3	(10)	13	(33)
Total	$1	$(10)	$9	$(39)
The amount of foreign exchange losses related to the net investment hedge included in the cumulative translation adjustment component of accumulated other comprehensive loss (“AOCI”) for the six months ended June 30, 2021 was $206 million.
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
The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values as of June 30, 2021 and December 31, 2020 due to their short-term nature. As of June 30, 2021 and December 31, 2020, the fair value of total debt approximated $12,439 million and $12,746 million, respectively, as determined under Level 1 and Level 2 measurements for these financial instruments.

Recurring Fair Value Measurements
The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of June 30, 2021:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$137	$—	$—	$137
Derivatives	—	1	—	1
Total	$137	$1	$—	$138
Liabilities:
Derivatives	$—	$42	$—	$42
Contingent consideration	—	—	86	86
Total	$—	$42	$86	$128
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
Contingent consideration — The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenue performance targets and operating forecasts) and the probability of achieving the specific targets. Based on the assessments of the probability of achieving specific targets, as of June 30, 2021 the Company has accrued approximately 71% of the maximum contingent consideration payments that could potentially become payable.
The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the six months ended June 30:

	Contingent Consideration
(in millions)	2021	2020
Balance as of January 1	$119	$113
Business combinations	23	28
Contingent consideration paid	(35)	(17)
Revaluations included in earnings and foreign currency translation adjustments	(21)	(13)
Balance as of June 30	$86	$111
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

7. Credit Arrangements
The following is a summary of the Company’s revolving credit facilities as of June 30, 2021:

Facility	Interest Rates
$1,500 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 1.25% as of June 30, 2021
$25 million (receivables financing facility)	LIBOR Market Index Rate (0.10% as of June 30, 2021) plus 0.90%
£10 million (approximately $14 million) (general banking facility)	Bank’s base rate of 0.10% as of June 30, 2021 plus 1%
The following table summarizes the Company’s debt at the dates indicated:

(in millions)	June 30, 2021	December 31, 2020
Senior Secured Credit Facilities:
Term A Loan due 2023—U.S. Dollar LIBOR at average floating rates of 1.70%	$708	$728
Term A Loan due 2023—U.S. Dollar LIBOR at average floating rates of 2.50%	744	766
Term A Loan due 2023—Euro LIBOR at average floating rates of 1.50%	377	400
Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 1.84%	535	535
Term B Loan due 2024—Euro LIBOR at average floating rates of 2.00%	1,361	1,413
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 1.84%	722	726
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 1.95%	922	926
Term B Loan due 2025—Euro LIBOR at average floating rates of 2.00%	671	697
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	499	515
3.25% Senior Notes due 2025—Euro denominated	—	1,748
2.25% Senior Notes due 2028—Euro denominated	855	883
2.875% Senior Notes due 2028—Euro denominated	845	872
1.750% Senior Notes due 2026—Euro denominated	653	—
2.250% Senior Notes due 2029—Euro denominated	1,069	—
Receivables financing facility due 2022—U.S. Dollar LIBOR at average floating rates of 1.00%	240	240
Principal amount of debt	12,351	12,600
Less: unamortized discount and debt issuance costs	(64)	(67)
Less: current portion	(147)	(149)
Long-term debt	$12,140	$12,384
Contractual maturities of long-term debt are as follows as of June 30, 2021:

(in millions)
Remainder of 2021	$71
2022	388
2023	1,704
2024	1,885
2025	3,586
Thereafter	4,717
$12,351

As of June 30, 2021, there were bank guarantees totaling approximately £0.8 million (approximately $1.1 million) issued against the availability of the general banking facility.
Senior Secured Credit Facilities
As of June 30, 2021, the Company’s Fourth Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) provided financing through several senior secured credit facilities (collectively, the “senior secured credit facilities”) of up to approximately $7.5 billion, which consisted of $6.0 billion principal amounts of debt outstanding (as detailed in the table above), and $1.5 billion of available borrowing capacity on the revolving credit facility and standby letters of credit.
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
Restrictive Covenants
The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. As of June 30, 2021, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.

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
On May 7, 2021, the Court issued a 115-page order and opinion (the “Order”) in which it found significant evidence that Veeva had (1) misappropriated IQVIA data and unlawfully used it to improve Veeva data offerings, (2) engaged in a cover-up by deleting significant evidence of its theft of IQVIA’s trade secrets, and (3) improperly withheld certain evidence in furtherance of a crime and/or fraud against IQVIA. The Court imposed five serious sanctions against Veeva, including ordering three separate adverse inference instructions be issued to the jury and that IQVIA be permitted to present evidence to the jury of Veeva’s destruction efforts. Veeva is currently appealing the Order.
9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of June 30, 2021 or December 31, 2020.
Equity Repurchase Program

During the six months ended June 30, 2021, the Company repurchased 459,309 shares of its common stock for $95.5 million under its equity repurchase program (the “Repurchase Program”). As of June 30, 2021, the Company has remaining authorization to repurchase up to approximately $0.8 billion of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
Non-controlling Interests

On April 1, 2021 the Company acquired the 40% non-controlling interest in Q2 Solutions from Quest Diagnostics Incorporated ("Quest") for approximately $756 million, financed with cash on hand. The $756 million reflects post-closing adjustments, which are still being finalized. The transaction resulted in the Company having 100% ownership in Q2 Solutions. As of June 30, 2021 the Company had no other material non-controlling interests.
10. Restructuring
The Company has continued to take restructuring actions in 2021 to align its resources and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These actions include consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements. These restructuring actions are expected to continue into 2022.
The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs	Facility Exit Costs	Total
Balance as of December 31, 2020	$51	$2	$53
Expense, net of reversals	13	—	13
Payments	(24)	(1)	(25)
Foreign currency translation and other	(1)	—	(1)
Balance as of June 30, 2021	$39	$1	$40
Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals as of June 30, 2021 will be paid in 2021 and 2022.

11. Income Taxes

The effective income tax rate was 21.6% and 20.0% in the second quarter of 2021 and 2020, respectively, and 19.2% and 15.6% in the first six months of 2021 and 2020, respectively. The effective income tax rate in the second quarter and first six months of 2021 and 2020 was favorably impacted as a result of excess tax benefits recognized upon settlement of share-based compensation awards. For the second quarter of 2021 and 2020 this impact was $6 million and $5 million, respectively, and for the first six months of 2021 and 2020 this impact was $23 million and $26 million, respectively. Also, the effective income tax rate in the first six months of 2020 was unfavorably impacted by a $10 million discrete tax expense related to change in the measurement of U.S. tax on undistributed foreign earnings.

12. Comprehensive Income (Loss)

Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance as of December 31, 2020	$(395)	$(48)	$(85)	$323	$(205)
Other comprehensive income (loss) before reclassifications	(81)	4	—	(39)	(116)
Reclassification adjustments	—	5	—	(1)	4
Acquisition of Quest's non-controlling interest	(10)	—	—	—	(10)
Balance as of June 30, 2021	$(486)	$(39)	$(85)	$283	$(327)
Below is a summary of the adjustments for (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

(in millions)	Affected Financial Statement Line Item	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Derivative instruments:
Interest rate swaps and caps	Interest expense	$5	$—	$9	$—
Foreign exchange forward contracts	Revenues	(2)	3	(4)	5
Foreign exchange forward contracts	Other income, net	—	(14)	—	—
Total before income taxes		3	(11)	5	5
Income tax benefit		—	1	1	1
Total net of income taxes		$3	$(12)	$4	$4
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Revenues
Technology & Analytics Solutions	$1,353	$1,109	$2,701	$2,226
Research & Development Solutions	1,891	1,235	3,759	2,676
Contract Sales & Medical Solutions	194	177	387	373
Total revenues	3,438	2,521	6,847	5,275
Costs of revenue, exclusive of depreciation and amortization
Technology & Analytics Solutions	808	655	1,620	1,321
Research & Development Solutions	1,355	898	2,676	1,886
Contract Sales & Medical Solutions	160	151	320	321
Total costs of revenue	2,323	1,704	4,616	3,528
Selling, general and administrative expenses
Technology & Analytics Solutions	193	178	380	361
Research & Development Solutions	193	175	378	360
Contract Sales & Medical Solutions	14	15	27	30
General corporate and unallocated	82	63	139	87
Total selling, general and administrative expenses	482	431	924	838
Segment profit
Technology & Analytics Solutions	352	276	701	544
Research & Development Solutions	343	162	705	430
Contract Sales & Medical Solutions	20	11	40	22
Total segment profit	715	449	1,446	996
General corporate and unallocated	(82)	(63)	(139)	(87)
Depreciation and amortization	(343)	(308)	(666)	(624)
Restructuring costs	(4)	(16)	(13)	(30)
Total income from operations	$286	$62	$628	$255
14. Earnings Per Share
The following table presents the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions or the effect of including such stock-based awards in the computation would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Shares subject to performance conditions	0.8	1.1	0.8	1.2
Shares subject to anti-dilutive stock-based awards	0.2	1.8	0.2	1.4
Dilutive shares excluded from dilutive earnings per share	—	3.3	—	—
Total shares excluded from diluted earnings per share	1.0	6.2	1.0	2.6
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
Overview
IQVIA is a leading global provider of advanced analytics, technology solutions, and clinical research services to the life sciences industry. IQVIA creates intelligent connections across all aspects of healthcare through its analytics, transformative technology, big data resources and extensive domain expertise. IQVIA Connected Intelligence™ delivers powerful insights with speed and agility — enabling customers to accelerate the clinical development and commercialization of innovative medical treatments that improve healthcare outcomes for patients. With approximately 74,000 employees, we conduct operations in more than 100 countries.

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
Foreign Currency Translation
In the first six months of 2021, approximately 35% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenues and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period-to-period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results.
Consolidated Results of Operations
For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.
Revenues

	Three Months Ended June 30,		Change
(in millions)	2021	2020	$	%
Revenues	$3,438	$2,521	$917	36.4%

For the second quarter of 2021, our revenues increased $917 million, or 36.4%, as compared to the same period in 2020. This increase was comprised of constant currency revenue growth of approximately $838 million, or 33.2%, reflecting an $199 million increase in Technology & Analytics Solutions, a $626 million increase in Research & Development Solutions, and a $13 million increase in Contract Sales & Medical Solutions.

	Six Months Ended June 30,		Change
(in millions)	2021	2020	$	%
Revenues	$6,847	$5,275	$1,572	29.8%
For the first six months of 2021, our revenues increased $1,572 million, or 29.8%, as compared to the same period in 2020. This increase was comprised of constant currency revenue growth of approximately $1,426 million, or 27.0%. The constant currency revenue growth was comprised of a $390 million increase in Technology & Analytics Solutions, a $1,031 million increase in Research & Development Solutions, and a $5 million increase in Contract Sales & Medical Solutions.
Costs of Revenue, exclusive of Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Costs of revenue, exclusive of depreciation and amortization	$2,323	$1,704	$4,616	$3,528
% of revenues	67.6%	67.6%	67.4%	66.9%
The $619 million increase in costs of revenue, exclusive of depreciation and amortization, for the three months ended June 30, 2021 as compared to the same period in 2020 included a constant currency growth of approximately $536 million, or 31.5%, reflecting an $119 million increase in Technology & Analytics Solutions, a $412 million increase in Research & Development Solutions, and a $5 million increase in Contract Sales & Medical Solutions.
The $1,088 million increase in costs of revenue, exclusive of depreciation and amortization, for the six months ended June 30, 2021 as compared to the same period in 2020 included a constant currency growth of approximately $946 million, or 26.8%, reflecting a $238 million increase in Technology & Analytics Solutions, a $717 million increase in Research & Development Solutions, and a $(9) million decrease in Contract Sales & Medical Solutions.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Selling, general and administrative expenses	$482	$431	$924	$838
% of revenues	14.0%	17.1%	13.5%	15.9%
The $51 million increase in selling, general and administrative expenses for the three months ended June 30, 2021 as compared to the same period in 2020 included a constant currency growth of approximately $36 million, or 8.4%, reflecting a
$7 million increase in Technology & Analytics Solutions, a $14 million increase in Research & Development Solutions, and a $17 million increase in general corporate and unallocated expenses, offset by a $(2) million decrease in Contract Sales & Medical Solutions.
The $86 million increase in selling, general and administrative expenses for the six months ended June 30, 2021 as compared to the same period in 2020 included a constant currency growth of approximately $61 million, or 7.3%, reflecting a $6 million increase in Technology & Analytics Solutions, an $11 million increase in Research & Development Solutions, and a $48 million increase in general corporate and unallocated expenses, offset by a $(4) million decrease in Contract Sales & Medical Solutions.
Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Depreciation and amortization	343	308	666	624
% of revenues	10.0%	12.2%	9.7%	11.8%

The $35 million and $42 million increases in depreciation and amortization in the three and six months ended June 30, 2021 as compared to the same periods in 2020 was primarily due to higher intangible asset balances as a result of acquisitions occurring in 2020 and 2021, increased amortization due to higher capitalized software balances, and accelerated amortization related to intangibles impacted by the acquisition of Quest's non-controlling interest.
Restructuring Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Restructuring costs	$4	$16	$13	$30
The restructuring costs incurred during 2021 were due to ongoing efforts to streamline our global operations. The remaining actions under these plans are expected to occur throughout 2021 and into 2022 and are expected to consist of consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements.
Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Interest income	$(1)	$(1)	$(2)	$(3)
Interest expense	$94	$108	$193	$214
Interest income includes interest received primarily from bank balances and investments.

Interest expense during the three and six months ended June 30, 2021 was lower than the same periods in 2020 due to lower interest rates attributed to lower LIBOR rates and the redemption of the €1,425 million of 3.250% senior notes due 2025, partially offset by an increase in the average debt outstanding. See “Liquidity and Capital Resources” for more information on this transaction.
Loss on Extinguishment of Debt

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Loss on extinguishment of debt	$—	$12	$24	$12
During the six months ended June 30, 2021, we recognized a loss on extinguishment of debt for fees and expenses incurred related to the refinancing of our 3.250% senior notes due 2025.
Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Other income, net	$(29)	$(32)	$(66)	$(45)
Other income, net for the three months ended June 30, 2021 decreased as compared to the same period in the prior year, primarily due to less investment gain on marketable securities, offset by less foreign currency loss.
Other income, net for the six months ended June 30, 2021 increased as compared to the same period in the prior year, primarily due to foreign currency gain, offset by less investment gain on marketable securities.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Income tax expense (benefit)	$48	$(5)	$92	$12

Our effective income tax rate was 21.6% and 20.0% in the second quarter of 2021 and 2020, respectively, and 19.2% and 15.6% in the first six months of 2021 and 2020 . Our effective income tax rate in the second quarter and in the first six months of 2021 and 2020 was favorably impacted as a result of excess tax benefits recognized upon settlement of share-based compensation awards. For the second quarter of 2021 and 2020 this impact was $6 million and $5 million, respectively, and for the first six months of 2021 and 2020 this impact was $23 million and $26 million, respectively. Also, our effective income tax rate in the first six months of 2020 was unfavorably impacted by a $10 million discrete tax expense related to change in the measurement of U.S. tax on undistributed foreign earnings.
Equity in Earnings (Loss) of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Equity in earnings (loss) of unconsolidated affiliates	$1	$(1)	$5	$5
Equity in earnings (loss) of unconsolidated affiliates for the three and six months ended June 30, 2021 remained relatively consistent with the same periods in the prior year.
Net Income Attributable to Non-controlling Interests

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net income attributable to non-controlling interests	$—	$(2)	$(5)	$(11)
Net income attributable to non-controlling interests included Quest Diagnostics Incorporated’s interest in Q2 Solutions. On April 1, 2021 the Company acquired the 40% non-controlling interest in Q2 Solutions from Quest Diagnostics Incorporated which resulted in a decrease in the net income attributable to non-controlling interests for the three and six months ended June 30, 2021 as compared to prior periods. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding this transaction.
Segment Results of Operations
The Company’s revenues and profit by segment are as follows:

Three Months Ended June 30, 2021 and 2020
	Segment Revenues		Segment Profit
(in millions)	2021	2020	2021	2020
Technology & Analytics Solutions	$1,353	$1,109	$352	$276
Research & Development Solutions	1,891	1,235	343	162
Contract Sales & Medical Solutions	194	177	20	11
Total	3,438	2,521	715	449
General corporate and unallocated			(82)	(63)
Depreciation and amortization			(343)	(308)
Restructuring costs			(4)	(16)
Consolidated	$3,438	$2,521	$286	$62

Six Months Ended June 30, 2021 and 2020
	Segment Revenues		Segment Profit
(in millions)	2021	2020	2021	2020
Technology & Analytics Solutions	$2,701	$2,226	$701	$544
Research & Development Solutions	3,759	2,676	705	430
Contract Sales & Medical Solutions	387	373	40	22
Total	6,847	5,275	1,446	996
General corporate and unallocated			(139)	(87)
Depreciation and amortization			(666)	(624)
Restructuring costs			(13)	(30)
Consolidated	$6,847	$5,275	$628	$255
Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses related to integration activities and acquisitions. We also do not allocate depreciation and amortization or impairment charges to our segments.
Technology & Analytics Solutions

	Three Months Ended June 30,		Change
(in millions)	2021	2020	$	%
Revenues	$1,353	$1,109	$244	22.0%
Costs of revenue, exclusive of depreciation and amortization	808	655	153	23.4
Selling, general and administrative expenses	193	178	15	8.4
Segment profit	$352	$276	$76	27.5%

	Six Months Ended June 30,		Change
(in millions)	2021	2020	$	%
Revenues	$2,701	$2,226	$475	21.3%
Costs of revenue, exclusive of depreciation and amortization	1,620	1,321	299	22.6
Selling, general and administrative	380	361	19	5.3
Segment profit	$701	$544	$157	28.9%
Revenues

Technology & Analytics Solutions’ revenues were $1,353 million for the second quarter of 2021, an increase of $244 million, or 22.0%, over the same period in 2020. This increase was comprised of constant currency revenue growth of approximately $199 million, or 17.9%, reflecting revenue growth across all regions.

Technology & Analytics Solutions’ revenues were $2,701 million for the first six months of 2021, an increase of $475 million, or 21.3%, over the same period in 2020. This increase was comprised of constant currency revenue growth of approximately $390 million, or 17.5%, reflecting revenue growth across all regions.

The revenue growth for the three months ended June 30, 2021 was driven by higher technology, real-world and analytical services and COVID-19 related work.

The revenue growth for the six months ended June 30, 2021 was driven by higher real-world and analytical services and COVID-19 related work.
Costs of Revenue, exclusive of Depreciation and Amortization
Technology & Analytics Solutions’ costs of revenue, exclusive of depreciation and amortization, increased $153 million, or 23.4%, in the second quarter of 2021 over the same period in 2020. This increase included a constant currency increase of approximately $119 million, or 18.2%.

Technology & Analytics Solutions’ costs of revenue, exclusive of depreciation and amortization, increased $299 million, or 22.6%, in the first six months of 2021 over the same period in 2020. This increase included a constant currency increase of approximately $238 million, or 18.0%.
The constant currency increase for the three and six months ended June 30, 2021 was primarily related to an increase in compensation and related expenses to support revenue growth.
Selling, General and Administrative Expenses
Technology & Analytics Solutions’ selling, general and administrative expenses increased $15 million, or 8.4%, in the second quarter of 2021 as compared to the same period in 2020, which included a constant currency increase of approximately $7 million, or 3.9%.
Technology & Analytics Solutions’ selling, general and administrative expenses increased $19 million, or 5.3%, in the first six months of 2021 as compared to the same period in 2020, which included a constant currency increase of approximately $6 million, or 1.7%.
The constant currency increase for the three and six months ended June 30, 2021 was primarily related to an increase in compensation and related expenses.
Research & Development Solutions

	Three Months Ended June 30,		Change
(in millions)	2021	2020	$	%
Revenues	$1,891	$1,235	$656	53.1%
Costs of revenue, exclusive of depreciation and amortization	1,355	898	457	50.9
Selling, general and administrative expenses	193	175	18	10.3
Segment profit	$343	$162	$181	111.7%

	Six Months Ended June 30,		Change
(in millions)	2021	2020	$	%
Revenues	$3,759	$2,676	$1,083	40.5%
Costs of revenue, exclusive of depreciation and amortization	2,676	1,886	790	41.9
Selling, general and administrative expenses	378	360	18	5.0
Segment profit	$705	$430	$275	64.0%
Backlog
Research & Development Solutions’ contracted backlog increased from $22.6 billion as of December 31, 2020 to $23.9 billion as of June 30, 2021 and we expect approximately $6.6 billion of this backlog to convert to revenue in the next twelve months.
Revenues
Research & Development Solutions’ revenues were $1,891 million in the second quarter of 2021, an increase of $656 million, or 53.1%, over the same period in 2020. This increase was comprised of constant currency revenue increase of approximately $626 million, or 50.7%, reflecting revenue growth across all regions.
Research & Development Solutions’ revenues were $3,759 million in the first six months of 2021, an increase of $1,083 million, or 40.5%, over the same period in 2020. This increase was comprised of constant currency revenue increase of approximately $1,031 million, or 38.5%, reflecting revenue growth across all regions.
The revenue growth for the three and six months ended June 30, 2021 was primarily the result of volume-related increases in clinical services and lab testing, including incremental revenue from large COVID-19 vaccine clinical trials.

Costs of Revenue, exclusive of Depreciation and Amortization
Research & Development Solutions’ costs of revenue, exclusive of depreciation and amortization, increased $457 million, or 50.9%, in the second quarter of 2021 over the same period in 2020. This increase included a constant currency increase of approximately $412 million, or 45.9%.
Research & Development Solutions’ costs of revenue, exclusive of depreciation and amortization, increased $790 million, or 41.9%, in the first six months of 2021 over the same period in 2020. This increase included a constant currency increase of approximately $717 million, or 38.0%.
The constant currency increase for the three and six months ended June 30, 2021 was primarily related to an increase in compensation and related expenses as a result of volume-related increases in clinical services and lab testing.
Selling, General and Administrative Expenses
Research & Development Solutions’ selling, general and administrative expenses increased $18 million, or 10.3% in the second quarter of 2021 as compared to the same period in 2020, and included a constant currency increase of approximately $14 million, or 8.0%.
Research & Development Solutions’ selling, general and administrative expenses increased $18 million, or 5.0% in the first six months of 2021 as compared to the same period in 2020, and included a constant currency increase of approximately $11 million, or 3.1%.
The constant currency increase for the three and six months ended June 30, 2021 was primarily related to an increase in compensation and related expenses.
Contract Sales & Medical Solutions

	Three Months Ended June 30,		Change
(in millions)	2021	2020	$	%
Revenues	$194	$177	$17	9.6%
Costs of revenue, exclusive of depreciation and amortization	160	151	9	6.0
Selling, general and administrative expenses	14	15	(1)	(6.7)
Segment profit	$20	$11	$9	81.8%

	Six Months Ended June 30,		Change
(in millions)	2021	2020	$	%
Revenues	$387	$373	$14	3.8%
Costs of revenue, exclusive of depreciation and amortization	320	321	(1)	(0.3)
Selling, general and administrative expenses	27	30	(3)	(10.0)
Segment profit	$40	$22	$18	81.8%
Revenues

Contract Sales & Medical Solutions’ revenues were $194 million in the second quarter of 2021, an increase of $17 million, or 9.6%, over the same period in 2020. This increase included a constant currency revenue increase of approximately $13 million, or 7.3%.

Contract Sales & Medical Solutions’ revenues were $387 million in the first six months of 2021, an increase of $14 million, or 3.8%, over the same period in 2020. This increase included a constant currency revenue increase of approximately $5 million, or 1.3%.
The revenue growth for the three and six months ended June 30, 2021 was largely due to a volume increase in the Asia-Pacific region.

Costs of Revenue, exclusive of Depreciation and Amortization
Contract Sales & Medical Solutions’ costs of revenue, exclusive of depreciation and amortization, increased $9 million, or 6.0%, in the second quarter of 2021 as compared to the same period in 2020. This increase included a constant currency increase of approximately $5 million, or 3.3%, primarily as a result of an increase in compensation and related expenses.
Contract Sales & Medical Solutions’ costs of revenue, exclusive of depreciation and amortization, decreased $(1) million, or (0.3)%, in the first six months of 2021 as compared to the same period in 2020. This decrease included a constant currency decrease of approximately $(9) million, or (2.8)%, primarily as a result of a decrease in compensation and related expenses.
Selling, General and Administrative Expenses
Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $(1) million, or (6.7)%, in the second quarter of 2021 as compared to the same period in 2020. This decrease included a constant currency decrease of approximately $(2) million, or (13.3)%.
Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $(3) million, or (10.0)%, in the first six months of 2021 as compared to the same period in 2020. This decrease included a constant currency decrease of approximately $(4) million, or (13.3)%.
The constant currency decrease for the three and six months ended June 30, 2021 was primarily related to a decrease in compensation and related expenses.
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
We had a cash balance of $1,807 million as of June 30, 2021 ($924 million of which was in the United States), a decrease from $1,814 million as of December 31, 2020.

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

Equity Repurchase Program

During the six months ended June 30, 2021, we repurchased 459,309 shares of our common stock for $95.5 million under the Repurchase Program. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of June 30, 2021, we have remaining authorization to repurchase up to approximately $0.8 billion of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
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
As of June 30, 2021, we had $12.4 billion of total indebtedness, excluding $1.5 billion of additional available borrowings under our revolving credit facility.
Our long-term debt arrangements contain customary restrictive covenants and, as of June 30, 2021, we believe we were in compliance with our restrictive covenants in all material respects.
Six months ended June 30, 2021 and 2020
Cash Flow from Operating Activities

	Six Months Ended June 30,
(in millions)	2021	2020
Net cash provided by operating activities	$1,406	$635

Cash provided by operating activities increased $771 million during the first six months of 2021 as compared to the same period in 2020. The increase was primarily due to higher cash related net income ($474 million), an increase in cash collections from unearned income ($298 million) and higher cash from other operating assets and liabilities ($24 million), offset by a decrease in cash from accounts receivable and unbilled services ($25 million).
Cash Flow from Investing Activities

	Six Months Ended June 30,
(in millions)	2021	2020
Net cash used in investing activities	$(361)	$(369)
Cash used in investing activities decreased $8 million during the first six months of 2021 as compared to the same period in 2020 primarily driven by less cash used for acquisitions of businesses ($27 million), offset by lower payments received from unconsolidated affiliates ($18 million).
Cash Flow from Financing Activities

	Six Months Ended June 30,
(in millions)	2021	2020
Net cash (used in) provided by financing activities	$(1,031)	$34

Cash used in financing activities increased $1,065 million during the first six months of 2021 as compared to the same period in 2020 primarily due to an increase in debt and principal payments ($1,039 million), cash payments for the acquisition of Quest's non-controlling interest ($756 million), an increase in cash payments on contingent consideration and deferred purchase price accruals ($22 million), and an increase in cash payments related to employee stock option plans ($14 million), offset by a decrease in cash used in repayments of revolving credit facilities, net of proceeds ($360 million), a decrease in cash used to repurchase common stock ($239 million), an increase in cash provided by proceeds from debt issuances, net of repayments and debt issuance costs ($162 million), and a decrease in cash distributions to non-controlling interests ($5 million).
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
Information pertaining to legal proceedings can be found in Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and is incorporated by reference herein.
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
From inception of the Repurchase Program through June 30, 2021, we have repurchased a total of $6.5 billion of our securities under the Repurchase Program.

During the six months ended June 30, 2021, we repurchased 459,309 shares of our common stock for $95.5 million under the Repurchase Program. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of June 30, 2021, we have remaining authorization to repurchase up to approximately $0.8 billion of our common stock under the Repurchase Program.
Since the merger between Quintiles and IMS Health, we have repurchased 66.1 million shares of our common stock at an average market price per share of $98.06 for an aggregate purchase price of $6.5 billion both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

The following table summarizes the monthly equity repurchase program activity for the three months ended June 30, 2021 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2021 — April 30, 2021	—	$—	—	$867
May 1, 2021 — May 31, 2021	0.1	$230.55	0.1	$842
June 1, 2021 — June 30, 2021	0.1	$234.71	0.1	$822
	0.2		0.2

Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Income (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iii) Condensed Consolidated Balance Sheets (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
104	Cover Page Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on July 28, 2021.

IQVIA HOLDINGS INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)