Form 10-Q
period 2021-09-30
IQVIA HOLDINGS INC.
filed 2021-10-22
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	191,039,501	shares outstanding	as of October 20, 2021

IQVIA HOLDINGS INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Revenues	$3,391	$2,786	$10,238	$8,061
Costs of revenue, exclusive of depreciation and amortization	2,253	1,800	6,869	5,328
Selling, general and administrative expenses	498	460	1,422	1,298
Depreciation and amortization	336	319	1,002	943
Restructuring costs	2	20	15	50
Income from operations	302	187	930	442
Interest income	(2)	(1)	(4)	(4)
Interest expense	92	100	285	314
Loss on extinguishment of debt	1	—	25	12
Other income, net	(62)	(14)	(128)	(59)
Income before income taxes and equity in earnings of unconsolidated affiliates	273	102	752	179
Income tax expense (benefit)	12	(3)	104	9
Income before equity in earnings of unconsolidated affiliates	261	105	648	170
Equity in earnings of unconsolidated affiliates	—	3	5	8
Net income	261	108	653	178
Net income attributable to non-controlling interests	—	(7)	(5)	(18)
Net income attributable to IQVIA Holdings Inc.	$261	$101	$648	$160
Earnings per share attributable to common stockholders:
Basic	$1.36	$0.53	$3.38	$0.84
Diluted	$1.34	$0.52	$3.32	$0.82
Weighted average common shares outstanding:
Basic	191.5	191.3	191.5	191.3
Diluted	195.3	194.9	195.0	194.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income	$261	$108	$653	$178
Comprehensive income adjustments:
Unrealized (losses) gains on derivative instruments, net of income tax expense (benefit) of $—, $(8), $—, $(11)	(4)	(1)	—	(33)
Foreign currency translation, net of income tax (benefit) expense of $28, $(54), $66, $(83)	(117)	130	(237)	20
Reclassification adjustments:
Losses on derivative instruments included in net income, net of income tax benefit of $1, $1, $2, $2	3	2	7	6
Comprehensive income	143	239	423	171
Comprehensive income attributable to non-controlling interests	—	(11)	(5)	(17)
Comprehensive income attributable to IQVIA Holdings Inc.	$143	$228	$418	$154
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,470	$1,814
Trade accounts receivable and unbilled services, net	2,330	2,410
Prepaid expenses	164	159
Income taxes receivable	56	56
Investments in debt, equity and other securities	104	88
Other current assets and receivables	410	563
Total current assets	4,534	5,090
Property and equipment, net	485	482
Operating lease right-of-use assets	404	471
Investments in debt, equity and other securities	74	78
Investments in unconsolidated affiliates	84	84
Goodwill	13,124	12,654
Other identifiable intangibles, net	4,812	5,205
Deferred income taxes	105	114
Deposits and other assets	411	386
Total assets	$24,033	$24,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,663	$2,813
Unearned income	1,826	1,252
Income taxes payable	53	102
Current portion of long-term debt	91	149
Other current liabilities	214	242
Total current liabilities	4,847	4,558
Long-term debt, less current portion	12,081	12,384
Deferred income taxes	297	338
Operating lease liabilities	323	371
Other liabilities	656	633
Total liabilities	18,204	18,284
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of September 30, 2021 and December 31, 2020, $0.01 par value, 255.6 shares issued and 191.1 shares outstanding as of September 30, 2021; 254.7 shares issued and 191.2 shares outstanding as of December 31, 2020	10,747	11,095
Retained earnings	1,925	1,277
Treasury stock, at cost, 64.5 and 63.5 shares as of September 30, 2021 and December 31, 2020, respectively	(6,398)	(6,166)
Accumulated other comprehensive loss	(445)	(205)
Equity attributable to IQVIA Holdings Inc.’s stockholders	5,829	6,001
Non-controlling interests	—	279
Total stockholders’ equity	5,829	6,280
Total liabilities and stockholders’ equity	$24,033	$24,564
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2021	2020
Operating activities:
Net income	$653	$178
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,002	943
Amortization of debt issuance costs and discount	14	13
Stock-based compensation	128	69
Earnings from unconsolidated affiliates	(5)	(8)
Gain on investments, net	(9)	(17)
Benefit from deferred income taxes	(83)	(160)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	663	328
Change in other operating assets and liabilities	(113)	(137)
Net cash provided by operating activities	2,250	1,209
Investing activities:
Acquisition of property, equipment and software	(456)	(440)
Acquisition of businesses, net of cash acquired	(994)	(118)
Purchases of marketable securities, net	(9)	(8)
Investments in unconsolidated affiliates, net of payments received	(3)	8
Proceeds from sale of (investments in) equity securities	5	(2)
Other	1	—
Net cash used in investing activities	(1,456)	(560)
Financing activities:
Proceeds from issuance of debt	1,951	1,591
Payment of debt issuance costs	(40)	(33)
Repayment of debt and principal payments on finance leases	(2,068)	(792)
Proceeds from revolving credit facility	410	1,250
Repayment of revolving credit facility	(300)	(1,610)
(Payments) related to employee stock option plans	(51)	(43)
Repurchase of common stock	(202)	(346)
Distributions to non-controlling interest, net	—	(16)
Acquisition of Quest's non-controlling interest	(758)	—
Contingent consideration and deferred purchase price payments	(39)	(20)
Net cash used in financing activities	(1,097)	(19)
Effect of foreign currency exchange rate changes on cash	(41)	(3)
(Decrease) increase in cash and cash equivalents	(344)	627
Cash and cash equivalents at beginning of period	1,814	837
Cash and cash equivalents at end of period	$1,470	$1,464
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total
Balance, December 31, 2020	254.7	(63.5)	$3	$11,092	$1,277	$(6,166)	$(205)	$279	$6,280
Issuance of common stock	0.7	—	—	(57)	—	—	—	—	(57)
Repurchase of common stock	—	(0.3)	—	—	—	(62)	—	—	(62)
Stock-based compensation	—	—	—	30	—	—	—	—	30
Net income	—	—	—	—	212	—	—	5	217
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	6	—	6
Foreign currency translation, net of tax	—	—	—	—	—	—	(178)	—	(178)
Reclassification adjustments, net of tax	—	—	—	—	—	—	1	—	1
Balance, March 31, 2021	255.4	(63.8)	$3	$11,065	$1,489	$(6,228)	$(376)	$284	$6,237
Issuance of common stock	0.2	—	—	1	—	—	—	—	1
Repurchase of common stock	—	(0.2)	—	—	—	(45)	—	—	(45)
Stock-based compensation	—	—	—	42	—	—	—	—	42
Acquisition of Quest's non-controlling interest, net of tax	—	—	—	(415)	—	—	(10)	(284)	(709)
Net income	—	—	—	—	175	—	—	—	175
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(2)	—	(2)
Foreign currency translation, net of tax	—	—	—	—	—	—	58	—	58
Reclassification adjustments, net of tax	—	—	—	—	—	—	3	—	3
Balance, June 30, 2021	255.6	(64.0)	$3	$10,693	$1,664	$(6,273)	$(327)	$—	$5,760
Issuance of common stock	—	—	—	4	—	—	—	—	4
Repurchase of common stock	—	(0.5)	—	—	—	(125)	—	—	(125)
Stock-based compensation	—	—	—	48	—	—	—	—	48
Acquisition of Quest's non-controlling interest, net of tax		—	—	(1)	—	—	—	—	(1)
Net income	—	—	—	—	261	—	—	—	261
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation, net of tax	—	—	—	—	—	—	(117)	—	(117)
Reclassification adjustments, net of tax	—	—	—	—	—	—	3	—	3
Balance, September 30, 2021	255.6	(64.5)	$3	$10,744	$1,925	$(6,398)	$(445)	$—	$5,829

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total
Balance, December 31, 2019	253.0	(60.7)	$3	$11,046	$998	$(5,733)	$(311)	$260	$6,263
Issuance of common stock	0.8	—	—	(44)	—	—	—	—	(44)
Repurchase of common stock	—	(2.1)	—	—	—	(332)	—	—	(332)
Stock-based compensation	—	—	—	7	—	—	—	—	7
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	(5)	(5)
Net income	—	—	—	—	82	—	—	9	91
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(39)	—	(39)
Foreign currency translation, net of tax	—	—	—	—	—	—	(151)	(4)	(155)
Reclassification adjustments, net of tax	—	—	—	—	—	—	16	—	16
Balance, March 31, 2020	253.8	(62.8)	$3	$11,009	$1,080	$(6,065)	$(485)	$260	$5,802
Issuance of common stock	0.3	—	—	1	—	—	—	—	1
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	30	—	—	—	—	30
Net income	—	—	—	—	(23)	—	—	2	(21)
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	7	—	7
Foreign currency translation, net of tax	—	—	—	—	—	—	46	(1)	45
Reclassification adjustments, net of tax	—	—	—	—	—	—	(12)	—	(12)
Balance, June 30, 2020	254.1	(62.8)	$3	$11,040	$1,057	$(6,065)	$(444)	$261	$5,852
Issuance of common stock	0.4	—	—	(3)	—	—	—	—	(3)
Stock-based compensation	—	—	—	30	—	—	—	—	30
Distributions to non-controlling interest, net	—	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	—	101	—	—	7	108
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(1)	—	(1)
Foreign currency translation, net of tax	—	—	—	—	—	—	126	4	130
Reclassification adjustments, net of tax	—	—	—	—	—	—	2	—	2
Balance, September 30, 2020	254.5	(62.8)	$3	$11,067	$1,158	$(6,065)	$(317)	$261	$6,107
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Summary of Significant Accounting Policies
The Company
IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry. With approximately 77,000 employees, IQVIA conducts business in more than 100 countries.
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

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations
The following tables represent revenues by geographic region and reportable segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$647	$942	$94	$1,683
Europe and Africa	529	448	42	1,019
Asia-Pacific	161	463	65	689
Total revenues	$1,337	$1,853	$201	$3,391

	Three Months Ended September 30, 2020
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$599	$628	$76	$1,303
Europe and Africa	457	411	44	912
Asia-Pacific	151	361	59	571
Total revenues	$1,207	$1,400	$179	$2,786

	Nine Months Ended September 30, 2021
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$1,882	$2,911	$258	$5,051
Europe and Africa	1,684	1,398	133	3,215
Asia-Pacific	472	1,303	197	1,972
Total revenues	$4,038	$5,612	$588	$10,238

	Nine Months Ended September 30, 2020
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$1,747	$1,826	$247	$3,820
Europe and Africa	1,254	1,214	134	2,602
Asia-Pacific	432	1,036	171	1,639
Total revenues	$3,433	$4,076	$552	$8,061

No customer accounted for 10% or more of consolidated revenues for the three and nine months ended September 30, 2021 or 2020.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2021, approximately $25.5 billion of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenue on approximately 35% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.

3. Trade Accounts Receivable, Unbilled Services and Unearned Income
Trade accounts receivables and unbilled services consist of the following:

(in millions)	September 30, 2021	December 31, 2020
Trade accounts receivable:
Billed	$1,141	$1,181
Unbilled services	1,219	1,263
Trade accounts receivable and unbilled services	2,360	2,444
Allowance for doubtful accounts	(30)	(34)
Trade accounts receivable and unbilled services, net	$2,330	$2,410
Unbilled services and unearned income were as follows:

(in millions, except percentages)	September 30, 2021	December 31, 2020	Change
Unbilled services	$1,219	$1,263	$(44)
Unearned income	(1,826)	(1,252)	(574)
Net balance	$(607)	$11	$(618)
Unbilled services, which is comprised of approximately 63% of unbilled receivables and 37% of contract assets as of September 30, 2021, decreased by $44 million as compared to December 31, 2020. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $574 million over the same period resulting in a decrease of $618 million in the net balance of unbilled services and unearned income between December 31, 2020 and September 30, 2021. The change in the net balance is driven by the difference in timing of revenue recognition in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.

Bad debt expense recognized on the Company’s receivables and unbilled services was not material for the three and nine months ended September 30, 2021 and 2020.
4. Goodwill
The following is a summary of goodwill by reportable segment for the nine months ended September 30, 2021:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2020	$10,864	$1,646	$144	$12,654
Business combinations	587	160	25	772
Impact of foreign currency fluctuations and other	(293)	(4)	(5)	(302)
Balance as of September 30, 2021	$11,158	$1,802	$164	$13,124

5. Derivatives
The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

(in millions)	Balance Sheet Classification	September 30, 2021			December 31, 2020
		Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$—	$4	$109	$5	$—	$70
Interest rate swaps	Other assets and liabilities	—	38	1,800	—	55	1,800
Derivatives not designated as hedging instruments:
Interest rate swaps	Other liabilities	—	—	—	—	1	356
Total derivatives		$—	$42		$5	$56
The effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Foreign exchange forward contracts	$(5)	$2	$(9)	$(4)
Interest rate derivatives	4	1	17	(32)
Total	$(1)	$3	$8	$(36)
The amount of foreign exchange losses related to the net investment hedge included in the cumulative translation adjustment component of accumulated other comprehensive loss (“AOCI”) for the nine months ended September 30, 2021 was $332 million.
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
The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values as of September 30, 2021 and December 31, 2020 due to their short-term nature. As of September 30, 2021 and December 31, 2020, the fair value of total debt approximated $12,333 million and $12,746 million, respectively, as determined under Level 1 and Level 2 measurements for these financial instruments.

Recurring Fair Value Measurements
The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of September 30, 2021:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$137	$—	$—	$137
Total	$137	$—	$—	$137
Liabilities:
Derivatives	$—	$42	$—	$42
Contingent consideration	—	—	96	96
Total	$—	$42	$96	$138
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
Contingent consideration — The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenue performance targets and operating forecasts) and the probability of achieving the specific targets. Based on the assessments of the probability of achieving specific targets, as of September 30, 2021 the Company has accrued approximately 66% of the maximum contingent consideration payments that could potentially become payable.
The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the nine months ended September 30:

	Contingent Consideration
(in millions)	2021	2020
Balance as of January 1	$119	$113
Business combinations	39	32
Contingent consideration paid	(37)	(22)
Revaluations included in earnings and foreign currency translation adjustments	(25)	(15)
Balance as of September 30	$96	$108
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

7. Credit Arrangements
The following is a summary of the Company’s revolving credit facilities as of September 30, 2021:

Facility	Interest Rates
$1,500 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 1.25% as of September 30, 2021
$110 million (receivables financing facility)	LIBOR Market Index Rate (0.08% as of September 30, 2021) plus 0.90%
£10 million (approximately $14 million) (general banking facility)	Bank’s base rate of 0.10% as of September 30, 2021 plus 1%
The following table summarizes the Company’s debt at the dates indicated:

(in millions)	September 30, 2021	December 31, 2020
Senior Secured Credit Facilities:
Term A Loan due 2023—U.S. Dollar	$—	$728
Term A Loan due 2023—U.S. Dollar	—	766
Term A Loan due 2026—U.S. Dollar LIBOR at average floating rates of 1.33%	1,433	—
Term A Loan due 2023—Euro	—	400
Term A Loan due 2026—Euro LIBOR at average floating rates of 1.25%	363	—
Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 1.85%	510	535
Term B Loan due 2024—Euro LIBOR at average floating rates of 2.00%	1,269	1,413
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 1.85%	670	726
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 1.90%	860	926
Term B Loan due 2025—Euro LIBOR at average floating rates of 2.00%	605	697
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	487	515
3.25% Senior Notes due 2025—Euro denominated	—	1,748
2.25% Senior Notes due 2028—Euro denominated	834	883
2.875% Senior Notes due 2028—Euro denominated	824	872
1.750% Senior Notes due 2026—Euro denominated	637	—
2.250% Senior Notes due 2029—Euro denominated	1,043	—
Receivables financing facility due 2022—U.S. Dollar	—	240
Receivables financing facility due 2024—U.S. Dollar LIBOR at average floating rates of 0.98%	550	—
Principal amount of debt	12,236	12,600
Less: unamortized discount and debt issuance costs	(64)	(67)
Less: current portion	(91)	(149)
Long-term debt	$12,081	$12,384

Contractual maturities of long-term debt are as follows as of September 30, 2021:

(in millions)
Remainder of 2021	$23
2022	91
2023	91
2024	2,419
2025	2,714
Thereafter	6,898
$12,236
As of September 30, 2021, there were bank guarantees totaling approximately £0.8 million (approximately $1.0 million) issued against the availability of the general banking facility.
Senior Secured Credit Facilities
On August 25, 2021, we entered into Amendment No. 9 (the “Amendment”) to the Company’s Fourth Amended and Restated Credit Agreement (the “Prior Credit Agreement,” and together with the Amendment, the "Fifth Amended and Restated Credit Agreement") to (i) extend the maturity of our revolving credit facility to 2026, (ii) refinance our existing term A loans with a new class of term A loans that mature in 2026 and (iii) add IQVIA RDS Inc. as a borrower under the senior secured credit facilities. In connection with this Amendment, we recognized a $1 million loss on extinguishment of debt, which includes fees and related expenses.
As of September 30, 2021, the Fifth Amended and Restated Credit Agreement provided financing through several senior secured credit facilities (collectively, the “senior secured credit facilities”) of up to approximately $7.2 billion, which consisted of $5.7 billion principal amounts of debt outstanding (as detailed in the table above), and $1.5 billion of available borrowing capacity on the revolving credit facility and standby letters of credit.
On September 14, 2021, we repaid $250 million of our term B loans under the senior secured credit facilities using the proceeds from the increased loans under our receivables financing facility.

Receivables Financing Facility
On August 13, 2021, the Company amended its receivables financing facility (the “Receivables Amendment”) to extend the term of the facility to October 1, 2024 and to increase the size of the facility to $550 million from $300 million. Under the receivables financing facility, certain of our accounts receivable are sold on a non-recourse basis by certain of our consolidated subsidiaries (each, an “Originator”) to another of our consolidated subsidiaries, a bankruptcy-remote special purpose entity (the “SPE”). The SPE obtained a term loan and revolving loan commitment from a third-party lender, secured by liens on the assets of the SPE, to finance the purchase of the accounts receivable, which includes a $440 million term loan and a $110 million revolving loan commitment. Pursuant to the Receivables Amendment, we also added three additional subsidiaries as Originators. As of September 30, 2021, no additional amounts of revolving loans were available under the receivables financing facility.
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
Restrictive Covenants
The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. As of September 30, 2021, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.

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
On January 10, 2017, Quintiles IMS Health Incorporated and IMS Software Services Ltd. (collectively “IQVIA Parties”), filed a lawsuit in the U.S. District Court for the District of New Jersey against Veeva Systems, Inc. (“Veeva”) alleging Veeva unlawfully used IQVIA Parties intellectual property to improve Veeva data offerings, to promote and market Veeva data offerings and to improve Veeva technology offerings. IQVIA Parties seek injunctive relief, appointment of a monitor, the award of compensatory and punitive damages and reimbursement of all litigation expenses, including reasonable attorneys’ fees and costs. On March 13, 2017, Veeva filed counterclaims alleging anticompetitive business practices in violation of the Sherman Act and state laws. Veeva claims damages in excess of $200 million, and is seeking punitive damages and litigation costs, including attorneys’ fees. We believe the counterclaims are without merit, reject all counterclaims raised by Veeva and intend to vigorously defend IQVIA Parties’ position and pursue our claims against Veeva. Since the initial filings, the parties have filed additional litigations against each other, primarily concerning the use of IQVIA data with various other Veeva products. The parties are engaged in the discovery process in connection with these lawsuits.
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
9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of September 30, 2021 or December 31, 2020.
Equity Repurchase Program

During the nine months ended September 30, 2021, the Company repurchased 973,313 shares of its common stock for $221 million under its equity repurchase program (the “Repurchase Program”). As of September 30, 2021, the Company has remaining authorization to repurchase up to approximately $0.7 billion of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
Non-controlling Interests

On April 1, 2021 the Company acquired the 40% non-controlling interest in Q2 Solutions from Quest Diagnostics Incorporated ("Quest") for approximately $758 million, financed with cash on hand. The $758 million reflects post-closing adjustments to date. The transaction resulted in the Company having 100% ownership in Q2 Solutions. As of September 30, 2021, the Company had no other material non-controlling interests.

10. Business Combinations
The Company completed several individually immaterial acquisitions during the nine months ended September 30, 2021. The Company’s assessment of fair value and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The Company recorded goodwill from these acquisitions, primarily attributable to assembled workforce and expected synergies. The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented as pro forma results of operations would not be materially different to the actual results of operations of the Company.
The following table provides certain financial information for these acquisitions, including the preliminary allocation of the purchase price to certain intangible assets acquired and goodwill:

(in millions)	2021	Amortization Period
Assets acquired:
Cash and cash equivalents	$7
Other assets	40
Goodwill	772
Other identifiable intangibles, net
Customer relationships	208	16 years
Non-compete agreements	2	5 years
Software and related assets	72	8 years
Trade names	7	10 years
Backlog	17	2 years
Liabilities assumed:
Other liabilities	(21)
Deferred income taxes, long-term	(60)
Net assets acquired	$1,044
The portion of goodwill deductible for income tax purposes was preliminarily assessed as $503 million.
11. Restructuring
The Company has continued to take restructuring actions in 2021 to align its resources and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These actions include consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements. These restructuring actions are expected to continue into 2022.
The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs	Facility Exit Costs	Total
Balance as of December 31, 2020	$51	$2	$53
Expense, net of reversals	15	—	15
Payments	(35)	(1)	(36)
Foreign currency translation and other	(2)	—	(2)
Balance as of September 30, 2021	$29	$1	$30
Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals as of September 30, 2021 will be paid in 2021 and 2022.

12. Income Taxes

The effective income tax rate was 4.4% and (2.9)% in the third quarter of 2021 and 2020, respectively, and 13.8% and 5.0% in the first nine months of 2021 and 2020, respectively. In the third quarter of 2021 the Company recorded a benefit related to a 2020 U.S. Federal tax return position associated with Foreign Derived Intangible Income (“FDII”) and Global Intangible Low-Taxed Income (“GILTI”) tax credits of $29 million. In the third quarter of 2020, the U.S. Treasury Department issued final regulations regarding FDII and GILTI and the Company had determined it would elect the GILTI high tax exception as allowed by the final regulations. As a result, the Company amended its 2018 U.S. Federal consolidated income tax return and plans to amend its 2019 U.S. Federal consolidated income tax return. This resulted in a favorable impact of $24 million, which the Company recorded in the third quarter of 2020. Additionally, the effective income tax rate in the third quarter and first nine months of 2021 and 2020 was favorably impacted as a result of excess tax benefits recognized upon settlement of share-based compensation awards. For the third quarter of 2021 and 2020 this impact was $3 million and $9 million, respectively, and for the first nine months of 2021 and 2020 this impact was $26 million and $35 million, respectively. Also, the effective income tax rate in the first nine months of 2020 was unfavorably impacted by a $10 million discrete tax expense related to change in the measurement of U.S. tax on undistributed foreign earnings.
13. Comprehensive Income

Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance as of December 31, 2020	$(395)	$(48)	$(85)	$323	$(205)
Other comprehensive income (loss) before reclassifications	(170)	(1)	—	(66)	(237)
Reclassification adjustments	—	9	—	(2)	7
Acquisition of Quest's non-controlling interest	(10)	—	—	—	(10)
Balance as of September 30, 2021	$(575)	$(40)	$(85)	$255	$(445)
Below is a summary of the adjustments for (gains) losses reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

(in millions)	Affected Financial Statement Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Derivative instruments:
Interest rate swaps and caps	Interest expense	$5	$—	$14	$—
Foreign exchange forward contracts	Revenues	(1)	4	(5)	9
Foreign exchange forward contracts	Other income, net	—	(1)	—	(1)
Total before income taxes		4	3	9	8
Income tax benefit		1	1	2	2
Total net of income taxes		$3	$2	$7	$6
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Revenues
Technology & Analytics Solutions	$1,337	$1,207	$4,038	$3,433
Research & Development Solutions	1,853	1,400	5,612	4,076
Contract Sales & Medical Solutions	201	179	588	552
Total revenues	3,391	2,786	10,238	8,061
Costs of revenue, exclusive of depreciation and amortization
Technology & Analytics Solutions	795	727	2,415	2,048
Research & Development Solutions	1,291	925	3,967	2,811
Contract Sales & Medical Solutions	167	148	487	469
Total costs of revenue	2,253	1,800	6,869	5,328
Selling, general and administrative expenses
Technology & Analytics Solutions	199	188	579	549
Research & Development Solutions	198	184	576	544
Contract Sales & Medical Solutions	14	14	41	44
General corporate and unallocated	87	74	226	161
Total selling, general and administrative expenses	498	460	1,422	1,298
Segment profit
Technology & Analytics Solutions	343	292	1,044	836
Research & Development Solutions	364	291	1,069	721
Contract Sales & Medical Solutions	20	17	60	39
Total segment profit	727	600	2,173	1,596
General corporate and unallocated	(87)	(74)	(226)	(161)
Depreciation and amortization	(336)	(319)	(1,002)	(943)
Restructuring costs	(2)	(20)	(15)	(50)
Total income from operations	$302	$187	$930	$442
15. Earnings Per Share
The following table presents the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions or the effect of including such stock-based awards in the computation would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Shares subject to performance conditions	0.9	1.1	0.8	1.2
Shares subject to anti-dilutive stock-based awards	—	1.1	0.1	1.3
Total shares excluded from diluted earnings per share	0.9	2.2	0.9	2.5
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
Overview
IQVIA is a leading global provider of advanced analytics, technology solutions, and clinical research services to the life sciences industry. IQVIA creates intelligent connections across all aspects of healthcare through its analytics, transformative technology, big data resources and extensive domain expertise. IQVIA Connected Intelligence™ delivers powerful insights with speed and agility — enabling customers to accelerate the clinical development and commercialization of innovative medical treatments that improve healthcare outcomes for patients. With approximately 77,000 employees, we conduct operations in more than 100 countries.

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
Foreign Currency Translation
In the first nine months of 2021, approximately 35% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenues and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period-to-period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results.
Consolidated Results of Operations
For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.
Revenues

	Three Months Ended September 30,		Change
(in millions)	2021	2020	$	%
Revenues	$3,391	$2,786	$605	21.7%

For the third quarter of 2021, our revenues increased $605 million, or 21.7%, as compared to the same period in 2020. This increase was comprised of constant currency revenue growth of approximately $589 million, or 21.1%, reflecting an $120 million increase in Technology & Analytics Solutions, a $446 million increase in Research & Development Solutions, and a $23 million increase in Contract Sales & Medical Solutions.

	Nine Months Ended September 30,		Change
(in millions)	2021	2020	$	%
Revenues	$10,238	$8,061	$2,177	27.0%
For the first nine months of 2021, our revenues increased $2,177 million, or 27.0%, as compared to the same period in 2020. This increase was comprised of constant currency revenue growth of approximately $2,015 million, or 25.0%. The constant currency revenue growth was comprised of a $510 million increase in Technology & Analytics Solutions, an $1,477 million increase in Research & Development Solutions, and a $28 million increase in Contract Sales & Medical Solutions.
Costs of Revenue, exclusive of Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Costs of revenue, exclusive of depreciation and amortization	$2,253	$1,800	$6,869	$5,328
% of revenues	66.4%	64.6%	67.1%	66.1%
The $453 million increase in costs of revenue, exclusive of depreciation and amortization, for the three months ended September 30, 2021 as compared to the same period in 2020 included a constant currency growth of approximately $436 million, or 24.2%, reflecting a $56 million increase in Technology & Analytics Solutions, a $359 million increase in Research & Development Solutions, and a $21 million increase in Contract Sales & Medical Solutions.
The $1,541 million increase in costs of revenue, exclusive of depreciation and amortization, for the nine months ended September 30, 2021 as compared to the same period in 2020 included a constant currency growth of approximately $1,382 million, or 25.9%, reflecting a $294 million increase in Technology & Analytics Solutions, a $1,076 million increase in Research & Development Solutions, and a $12 million increase in Contract Sales & Medical Solutions.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Selling, general and administrative expenses	$498	$460	$1,422	$1,298
% of revenues	14.7%	16.5%	13.9%	16.1%
The $38 million increase in selling, general and administrative expenses for the three months ended September 30, 2021 as compared to the same period in 2020 included a constant currency growth of approximately $33 million, or 7.2%, reflecting a $9 million increase in Technology & Analytics Solutions, a $12 million increase in Research & Development Solutions, and a $12 million increase in general corporate and unallocated expenses, while Contract Sales & Medical Solutions remained consistent.
The $124 million increase in selling, general and administrative expenses for the nine months ended September 30, 2021 as compared to the same period in 2020 included a constant currency growth of approximately $94 million, or 7.2%, reflecting a $15 million increase in Technology & Analytics Solutions, a $23 million increase in Research & Development Solutions, and a $60 million increase in general corporate and unallocated expenses, offset by a $(4) million decrease in Contract Sales & Medical Solutions.

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Depreciation and amortization	$336	$319	$1,002	$943
% of revenues	9.9%	11.5%	9.8%	11.7%
The $17 million and $59 million increases in depreciation and amortization in the three and nine months ended September 30, 2021 as compared to the same periods in 2020 were primarily due to higher intangible asset balances as a result of acquisitions occurring in 2020 and 2021, increased amortization due to higher capitalized software balances, and accelerated amortization related to intangibles impacted by the Company's acquisition of Quest's non-controlling interest in Q2 Solutions.
Restructuring Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Restructuring costs	$2	$20	$15	$50
The restructuring costs incurred during 2021 and 2020 were due to ongoing efforts to streamline our global operations. The remaining actions under these plans are expected to occur throughout 2021 and into 2022 and are expected to consist of consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements.
Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Interest income	$(2)	$(1)	$(4)	$(4)
Interest expense	$92	$100	$285	$314
Interest income includes interest received primarily from bank balances and investments.
Interest expense during the three and nine months ended September 30, 2021 was lower than the same periods in 2020 due to lower interest rates attributed to lower LIBOR rates, the refinancing of our existing term A loans and the redemption of the €1,425 million of 3.250% senior notes due 2025. See “Liquidity and Capital Resources” for more information on this transaction.
Loss on Extinguishment of Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Loss on extinguishment of debt	$1	$—	$25	$12
During the three months ended September 30, 2021, we recognized a loss on extinguishment of debt for fees and expenses incurred related to the refinancing of our Prior Credit Agreement.
During the nine months ended September 30, 2021, we recognized a loss on extinguishment of debt for fees and expenses incurred related to the refinancing of our 3.250% senior notes due 2025 and Prior Credit Agreement..
Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Other income, net	$(62)	$(14)	$(128)	$(59)
Other income, net for the three and nine months ended September 30, 2021 increased as compared to the same periods in the prior year, primarily due to foreign currency gain.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Income tax expense (benefit)	$12	$(3)	$104	$9
Our effective income tax rate was 4.4% and (2.9)% in the third quarter of 2021 and 2020, respectively, and 13.8% and 5.0% in the first nine months of 2021 and 2020. In the third quarter of 2021, we recorded a benefit related to a 2020 U.S. Federal tax return position associated with Foreign Derived Intangible Income (“FDII”) and Global Intangible Low-Taxed Income (“GILTI”) tax credits of $29 million. In the third quarter of 2020, the U.S. Treasury Department issued final regulations regarding FDII and GILTI and we had determined we would elect the GILTI high tax exception as allowed by the final regulations. As a result, we amended our 2018 U.S. Federal consolidated income tax return and plan to amend our 2019 U.S. Federal consolidated income tax return. This resulted in a favorable impact of $24 million, which we recorded in the third quarter of 2020. Additionally, our effective income tax rate in the third quarter and in the first nine months of 2021 and 2020 was favorably impacted as a result of excess tax benefits recognized upon settlement of share-based compensation awards. For the third quarter of 2021 and 2020, this impact was $3 million and $9 million, respectively, and for the first nine months of 2021 and 2020, this impact was $26 million and $35 million, respectively. Also, our effective income tax rate in the first nine months of 2020 was unfavorably impacted by a $10 million discrete tax expense related to change in the measurement of U.S. tax on undistributed foreign earnings.
Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Equity in earnings of unconsolidated affiliates	$—	$3	$5	$8
Equity in earnings of unconsolidated affiliates for the three months ended September 30, 2021 decreased as compared to the same period in the prior year primarily due to losses from our investments in the NovaQuest Pharma Opportunities Funds.
Equity in earnings of unconsolidated affiliates for the nine months ended September 30, 2021 decreased as compared to the same period in the prior year primarily due to losses from investments in some of our unconsolidated affiliates.
Net Income Attributable to Non-controlling Interests

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income attributable to non-controlling interests	$—	$(7)	$(5)	$(18)
Net income attributable to non-controlling interests included Quest’s interest in Q2 Solutions. On April 1, 2021 the Company acquired the 40% non-controlling interest in Q2 Solutions from Quest which resulted in a decrease in the net income attributable to non-controlling interests for the three and nine months ended September 30, 2021 as compared to prior periods. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding this transaction.

Segment Results of Operations
The Company’s revenues and profit by segment are as follows:

Three Months Ended September 30, 2021 and 2020
	Segment Revenues		Segment Profit
(in millions)	2021	2020	2021	2020
Technology & Analytics Solutions	$1,337	$1,207	$343	$292
Research & Development Solutions	1,853	1,400	364	291
Contract Sales & Medical Solutions	201	179	20	17
Total	3,391	2,786	727	600
General corporate and unallocated			(87)	(74)
Depreciation and amortization			(336)	(319)
Restructuring costs			(2)	(20)
Consolidated	$3,391	$2,786	$302	$187

Nine Months Ended September 30, 2021 and 2020
	Segment Revenues		Segment Profit
(in millions)	2021	2020	2021	2020
Technology & Analytics Solutions	$4,038	$3,433	$1,044	$836
Research & Development Solutions	5,612	4,076	1,069	721
Contract Sales & Medical Solutions	588	552	60	39
Total	10,238	8,061	2,173	1,596
General corporate and unallocated			(226)	(161)
Depreciation and amortization			(1,002)	(943)
Restructuring costs			(15)	(50)
Consolidated	$10,238	$8,061	$930	$442
Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses related to integration activities and acquisitions. We also do not allocate depreciation and amortization or impairment charges to our segments.
Technology & Analytics Solutions

	Three Months Ended September 30,		Change
(in millions)	2021	2020	$	%
Revenues	$1,337	$1,207	$130	10.8%
Costs of revenue, exclusive of depreciation and amortization	795	727	68	9.4
Selling, general and administrative expenses	199	188	11	5.9
Segment profit	$343	$292	$51	17.5%

	Nine Months Ended September 30,		Change
(in millions)	2021	2020	$	%
Revenues	$4,038	$3,433	$605	17.6%
Costs of revenue, exclusive of depreciation and amortization	2,415	2,048	367	17.9
Selling, general and administrative	579	549	30	5.5
Segment profit	$1,044	$836	$208	24.9%

Revenues

Technology & Analytics Solutions’ revenues were $1,337 million for the third quarter of 2021, an increase of $130 million, or 10.8%, over the same period in 2020. This increase was comprised of constant currency revenue growth of approximately $120 million, or 9.9%, reflecting revenue growth across all regions.

Technology & Analytics Solutions’ revenues were $4,038 million for the first nine months of 2021, an increase of $605 million, or 17.6%, over the same period in 2020. This increase was comprised of constant currency revenue growth of approximately $510 million, or 14.9%, reflecting revenue growth across all regions.

The revenue growth for the three and nine months ended September 30, 2021 was driven by higher technology, real-world and analytical services and COVID-19 related work.
Costs of Revenue, exclusive of Depreciation and Amortization
Technology & Analytics Solutions’ costs of revenue, exclusive of depreciation and amortization, increased $68 million, or 9.4%, in the third quarter of 2021 over the same period in 2020. This increase included a constant currency increase of approximately $56 million, or 7.7%.
Technology & Analytics Solutions’ costs of revenue, exclusive of depreciation and amortization, increased $367 million, or 17.9%, in the first nine months of 2021 over the same period in 2020. This increase included a constant currency increase of approximately $294 million, or 14.4%.
The constant currency increase for the three and nine months ended September 30, 2021 was primarily related to an increase in compensation and related expenses to support revenue growth.
Selling, General and Administrative Expenses
Technology & Analytics Solutions’ selling, general and administrative expenses increased $11 million, or 5.9%, in the third quarter of 2021 as compared to the same period in 2020, which included a constant currency increase of approximately $9 million, or 4.8%.
Technology & Analytics Solutions’ selling, general and administrative expenses increased $30 million, or 5.5%, in the first nine months of 2021 as compared to the same period in 2020, which included a constant currency increase of approximately $15 million, or 2.7%.
The constant currency increase for the three and nine months ended September 30, 2021 was primarily related to an increase in compensation and related expenses.

Research & Development Solutions

	Three Months Ended September 30,		Change
(in millions)	2021	2020	$	%
Revenues	$1,853	$1,400	$453	32.4%
Costs of revenue, exclusive of depreciation and amortization	1,291	925	366	39.6
Selling, general and administrative expenses	198	184	14	7.6
Segment profit	$364	$291	$73	25.1%

	Nine Months Ended September 30,		Change
(in millions)	2021	2020	$	%
Revenues	$5,612	$4,076	$1,536	37.7%
Costs of revenue, exclusive of depreciation and amortization	3,967	2,811	1,156	41.1
Selling, general and administrative expenses	576	544	32	5.9
Segment profit	$1,069	$721	$348	48.3%
Backlog
Research & Development Solutions’ contracted backlog increased from $22.6 billion as of December 31, 2020 to $24.4 billion as of September 30, 2021 and we expect approximately $6.9 billion of this backlog to convert to revenue in the next twelve months.
Revenues
Research & Development Solutions’ revenues were $1,853 million in the third quarter of 2021, an increase of $453 million, or 32.4%, over the same period in 2020. This increase was comprised of constant currency revenue increase of approximately $446 million, or 31.9%, reflecting revenue growth across all regions.
Research & Development Solutions’ revenues were $5,612 million in the first nine months of 2021, an increase of $1,536 million, or 37.7%, over the same period in 2020. This increase was comprised of constant currency revenue increase of approximately $1,477 million, or 36.2%, reflecting revenue growth across all regions.
The revenue growth for the three and nine months ended September 30, 2021 was primarily the result of volume-related increases in clinical services and lab testing, including incremental revenue from large COVID-19 vaccine clinical trials.
Costs of Revenue, exclusive of Depreciation and Amortization
Research & Development Solutions’ costs of revenue, exclusive of depreciation and amortization, increased $366 million, or 39.6%, in the third quarter of 2021 over the same period in 2020. This increase included a constant currency increase of approximately $359 million, or 38.8%.
Research & Development Solutions’ costs of revenue, exclusive of depreciation and amortization, increased $1,156 million, or 41.1%, in the first nine months of 2021 over the same period in 2020. This increase included a constant currency increase of approximately $1,076 million, or 38.3%.
The constant currency increase for the three and nine months ended September 30, 2021 was primarily related to an increase in compensation and related expenses as a result of volume-related increases in clinical services and lab testing.
Selling, General and Administrative Expenses
Research & Development Solutions’ selling, general and administrative expenses increased $14 million, or 7.6%, in the third quarter of 2021 as compared to the same period in 2020, and included a constant currency increase of approximately $12 million, or 6.5%.

Research & Development Solutions’ selling, general and administrative expenses increased $32 million, or 5.9%, in the first nine months of 2021 as compared to the same period in 2020, and included a constant currency increase of approximately $23 million, or 4.2%.
The constant currency increase for the three and nine months ended September 30, 2021 was primarily related to an increase in compensation and related expenses.
Contract Sales & Medical Solutions

	Three Months Ended September 30,		Change
(in millions)	2021	2020	$	%
Revenues	$201	$179	$22	12.3%
Costs of revenue, exclusive of depreciation and amortization	167	148	19	12.8
Selling, general and administrative expenses	14	14	—	—
Segment profit	$20	$17	$3	17.6%

	Nine Months Ended September 30,		Change
(in millions)	2021	2020	$	%
Revenues	$588	$552	$36	6.5%
Costs of revenue, exclusive of depreciation and amortization	487	469	18	3.8
Selling, general and administrative expenses	41	44	(3)	(6.8)
Segment profit	$60	$39	$21	53.8%
Revenues

Contract Sales & Medical Solutions’ revenues were $201 million in the third quarter of 2021, an increase of $22 million, or 12.3%, over the same period in 2020. This increase included a constant currency revenue increase of approximately $23 million, or 12.8%.

Contract Sales & Medical Solutions’ revenues were $588 million in the first nine months of 2021, an increase of $36 million, or 6.5%, over the same period in 2020. This increase included a constant currency revenue increase of approximately $28 million, or 5.1%.
The revenue growth for the three and nine months ended September 30, 2021 was largely due to a volume increase in the Americas and Asia-Pacific regions.
Costs of Revenue, exclusive of Depreciation and Amortization
Contract Sales & Medical Solutions’ costs of revenue, exclusive of depreciation and amortization, increased $19 million, or 12.8%, in the third quarter of 2021 as compared to the same period in 2020. This increase included a constant currency increase of approximately $21 million, or 14.2%.
Contract Sales & Medical Solutions’ costs of revenue, exclusive of depreciation and amortization, increased $18 million, or 3.8%, in the first nine months of 2021 as compared to the same period in 2020. This increase included a constant currency increase of approximately $12 million, or 2.6%.
The constant currency increase for the three and nine months ended September 30, 2021 was primarily related to an increase in compensation and related expenses.
Selling, General and Administrative Expenses
Contract Sales & Medical Solutions’ selling, general and administrative expenses remained consistent in the third quarter of 2021 as compared to the same period in 2020.

Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $(3) million, or (6.8)%, in the first nine months of 2021 as compared to the same period in 2020. This decrease included a constant currency decrease of approximately $(4) million, or (9.1)%.
The constant currency decrease for the nine months ended September 30, 2021 was primarily related to a decrease in compensation and related expenses.
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
We had a cash balance of $1,470 million as of September 30, 2021 ($600 million of which was in the United States), a decrease from $1,814 million as of December 31, 2020.
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
Equity Repurchase Program
During the nine months ended September 30, 2021, we repurchased 973,313 shares of our common stock for $221 million under the Repurchase Program. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of September 30, 2021, we have remaining authorization to repurchase up to approximately $0.7 billion of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

Debt
Senior Secured Credit Facilities
On August 25, 2021, we entered into Amendment No. 9 (the “Amendment”) to the Company’s Fourth Amended and Restated Credit Agreement (the “Prior Credit Agreement,” and together with the Amendment, the "Fifth Amended and Restated Credit Agreement") to (i) extend the maturity of our revolving credit facility to 2026, (ii) refinance our existing term A loans with a new class of term A loans that mature in 2026 and (iii) add IQVIA RDS Inc. as a borrower under the senior secured credit facilities. In connection with this Amendment, we recognized a $1 million loss on extinguishment of debt, which includes fees and related expenses.
As of September 30, 2021, the Fifth Amended and Restated Credit Agreement provided financing through several senior secured credit facilities (collectively, the “senior secured credit facilities”) of up to approximately $7.2 billion, which consisted of $5.7 billion principal amounts of debt outstanding (as detailed in the table above), and $1.5 billion of available borrowing capacity on the revolving credit facility and standby letters of credit.
On September 14, 2021, we repaid $250 million of our term B loans under the senior secured credit facilities using the proceeds from the increased loans under our receivables financing facility.

Receivables Financing Facility
On August 13, 2021, the Company amended its receivables financing facility (the “Receivables Amendment”) to extend the term of the facility to October 1, 2024 and to increase the size of the facility to $550 million from $300 million. Under the receivables financing facility, certain of our accounts receivable are sold on a non-recourse basis by certain of our consolidated subsidiaries (each, an “Originator”) to another of our consolidated subsidiaries, a bankruptcy-remote special purpose entity (the “SPE”). The SPE obtained a term loan and revolving loan commitment from a third-party lender, secured by liens on the assets of the SPE, to finance the purchase of the accounts receivable, which includes a $440 million term loan and a $110 million revolving loan commitment. Pursuant to the Receivables Amendment, we also added three additional subsidiaries as Originators. As of September 30, 2021, no additional amounts of revolving loans were available under the receivables financing facility.
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
As of September 30, 2021, we had $12.2 billion of total indebtedness, excluding $1.5 billion of additional available borrowings under our revolving credit facility.
Our long-term debt arrangements contain customary restrictive covenants and, as of September 30, 2021, we believe we were in compliance with our restrictive covenants in all material respects.
Nine months ended September 30, 2021 and 2020
Cash Flow from Operating Activities

	Nine Months Ended September 30,
(in millions)	2021	2020
Net cash provided by operating activities	$2,250	$1,209
Cash provided by operating activities increased $1,041 million during the first nine months of 2021 as compared to the same period in 2020. The increase was primarily due to higher cash related net income ($682 million), an increase in cash collections from unearned income ($445 million) and higher cash from other operating assets and liabilities ($24 million), offset by a decrease in cash from accounts receivable and unbilled services ($110 million).

Cash Flow from Investing Activities

	Nine Months Ended September 30,
(in millions)	2021	2020
Net cash used in investing activities	$(1,456)	$(560)
Cash used in investing activities increased $896 million during the first nine months of 2021 as compared to the same period in 2020, primarily driven by more cash used for acquisitions of businesses ($876 million), acquisitions for property, equipment, and software ($16 million) and lower net payments received from unconsolidated affiliates ($11 million), offset by net proceeds from sale of equity securities ($7 million).
Cash Flow from Financing Activities

	Nine Months Ended September 30,
(in millions)	2021	2020
Net cash used in financing activities	$(1,097)	$(19)
Cash used in financing activities increased $1,078 million during the first nine months of 2021 as compared to the same period in 2020, primarily due to an increase in debt and principal payments ($1,276 million), cash payments for the Company's acquisition of Quest's non-controlling interest in Q2 Solutions ($758 million), an increase in cash payments on contingent consideration and deferred purchase price accruals ($19 million), and an increase in cash payments related to employee stock option plans ($8 million), offset by a decrease in cash used in repayments of revolving credit facilities, net of proceeds ($470 million), a decrease in cash used to repurchase common stock ($144 million), an increase in cash provided by proceeds from debt issuances, net of repayments and debt issuance costs ($353 million), and a decrease in cash distributions to non-controlling interests ($16 million).
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations and Commitments
We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements.
With the exception of the financing transactions disclosed in Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our 2020 Form 10-K.
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
Purchases of Equity Securities by the Issuer
On October 30, 2013, our Board of Directors (the “Board”) approved an equity repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. Our Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of our common stock by $600 million, $1.5 billion, $2 billion, $1.5 billion, and $2 billion in 2015, 2016, 2017, 2018, and 2019, respectively, which increased the total amount that has been authorized under the Repurchase Program to $7.725 billion. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it may be modified, extended, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The Repurchase Program for common stock does not have an expiration date. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
From inception of the Repurchase Program through September 30, 2021, we have repurchased a total of $6.6 billion of our securities under the Repurchase Program.

During the nine months ended September 30, 2021, we repurchased 973,313 shares of our common stock for $221 million under the Repurchase Program. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of September 30, 2021, we have remaining authorization to repurchase up to approximately $0.7 billion of our common stock under the Repurchase Program.
Since the merger between Quintiles and IMS Health, we have repurchased 66.6 million shares of our common stock at an average market price per share of $99.19 for an aggregate purchase price of $6.6 billion both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

The following table summarizes the monthly equity repurchase program activity for the three months ended September 30, 2021 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2021 — July 31, 2021	0.1	$244.30	0.1	$797
August 1, 2021 — August 31, 2021	0.1	$248.07	0.1	$762
September 1, 2021 — September 30, 2021	0.3	$242.04	0.3	$697
	0.5		0.5

Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.1	Amendment No. 9, dated August 25, 2021, to Fourth Amended and Restated Credit Agreement, dated October 3, 2016, among IQVIA Inc., IQVIA Holdings Inc., IQVIA RDS Inc., IQVIA AG, IQVIA Solutions Japan K.K., the other guarantors party thereto, Bank of America, N.A. as administrative agent and as collateral agent, and the Lenders party thereto.		8-K	001-35907	10.1	August 25, 2021
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Income (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iii) Condensed Consolidated Balance Sheets (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
104	Cover Page Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on October 22, 2021.

IQVIA HOLDINGS INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)