Form 10-K
period 2021-12-31
IQVIA HOLDINGS INC.
filed 2022-02-16
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price as reported on the New York Stock Exchange on June 30, 2021, the last business day of the registrant’s most recently completed second quarter, was approximately $45.7 billion.
     As of February 7, 2022, there were approximately 190,485,264 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

IQVIA HOLDINGS INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements reflect, among other things, our current expectations, our forecasts and our anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” "forecasts," “plans,” “projects,” “should,” “targets,” “will” and similar words and expressions, and variations and negatives of these words are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, that business disruptions caused by natural disasters, pandemics such as the COVID-19 (coronavirus) outbreak, including any variants, and the public health policy responses to the outbreak, international conflict or other disruptions outside of our control; our ability to accurately model or forecast the impact of the spread and/or containment of COVID-19, including any variants, among other sources of business interruption, on our operations and financial results; most of our contracts may be terminated on short notice, and we may lose or experience delays with large client contracts or be unable to enter into new contracts; the market for our services may not grow as we expect; we may be unable to successfully develop and market new services or enter new markets; imposition of restrictions on our use of data by data suppliers or their refusal to license data to us; any failure by us to comply with contractual, regulatory or ethical requirements under our contracts, including current or future changes to data protection and privacy laws; breaches or misuse of our or our outsourcing partners’ security or communications systems; failure to meet our productivity or business transformation objectives; failure to successfully invest in growth opportunities; our ability to protect our intellectual property rights and our susceptibility to claims by others that we are infringing on their intellectual property rights; the expiration or inability to acquire third party licenses for technology or intellectual property; any failure by us to accurately and timely price and formulate cost estimates for contracts, or to document change orders; hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements; the rate at which our backlog converts to revenue; our ability to acquire, develop and implement technology necessary for our business; consolidation in the industries in which our clients operate; risks related to client or therapeutic concentration; government regulators or our customers may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; the risks associated with operating on a global basis, including currency or exchange rate fluctuations and legal compliance, including anti-corruption laws; risks related to changes in accounting standards; general economic conditions in the markets in which we operate, including financial market conditions and risks related to sales to government entities; the impact of changes in tax laws and regulations; and our ability to successfully integrate, and achieve expected benefits from, our acquired businesses.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.” If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected or as otherwise suggested by the forward-looking statements that we make for a number of reasons. Given these uncertainties, users of the information included or incorporated by reference in this Annual Report on Form 10-K, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements are made only as of the date hereof. We assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

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

PART I
Item 1. Business

Our Company

IQVIA is a leading global provider of advanced analytics, technology solutions, and clinical research services to the life sciences industry. IQVIA creates intelligent connections across all aspects of healthcare through its analytics, transformative technology, big data resources and extensive domain expertise. IQVIA Connected Intelligence™ delivers powerful insights with speed and agility — enabling customers to accelerate the clinical development and commercialization of innovative medical treatments that improve healthcare outcomes for patients. With approximately 79,000 employees, we conduct operations in more than 100 countries.

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

We have one of the largest and most comprehensive collections of healthcare information in the world, which includes more than 1.2 billion comprehensive, longitudinal, non-identified patient records spanning sales, prescription and promotional data, medical claims, electronic medical records, genomics, and social media. Our scaled and growing information set contains approximately 56 petabytes of proprietary data sourced from approximately 150,000 data suppliers and covering over one million data feeds globally. Based on this data, we deliver information and insights on over 85% of the world’s pharmaceuticals, as measured by 2020 sales. We standardize, curate, structure and integrate this information by applying our sophisticated analytics and leveraging our global technology infrastructure. This helps our clients run their organizations more efficiently and make better decisions to improve their clinical, commercial and financial performance. The breadth of the intelligent, actionable information we provide is not comprehensively available from any other source and our scope of information would be difficult and costly for another party to replicate.

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

•Analytics-driven clinical development, which improves clinical trial design, site identification and patient recruitment by empowering therapeutic, scientific, and domain experts with expansive levels of information, including product level tracking in 93 markets, and information about treatments and outcomes on more than 1.2 billion unique non-identified patient records globally;

•Robust real world solutions ecosystem, with sophisticated retrospective database analytics, prospective real world data collection technology platforms and scientific expertise, which enables us to address critical healthcare issues of cost, value and patient outcomes;

•A growing set of proprietary clinical and commercial applications, which helps our clients increase their clinical operations performance, supports their regulatory and compliance needs and orchestrates their sales operations, sales management, multi- channel marketing and performance management; and

•A staff of approximately 79,000 employees across the globe, including over 28,000 Technology & Analytics Solutions employees, approximately 42,000 Research & Development Solutions employees and approximately 6,000 Contract Sales & Medical Solutions employees.

•Integration of information, analytics, technology, and domain expertise through Connected Intelligence, which enables us to provide our clients with more effective options to address their needs from Research and Development through commercialization as well as truly innovative breakthroughs such as virtual trials and global real-world evidence networks.

Our Market Opportunity

We compete in a market of greater than $285 billion consisting of outsourced research and development, real-world evidence and connected health and technology enabled clinical and commercial operations markets for life sciences companies and the broader healthcare industry. The following sets forth our estimates for the size of our principal markets:

•Outsourced research and development: Biopharmaceutical spending on drug development totaled approximately $150 billion in 2021. Of that amount, we estimate that our addressable opportunity (clinical development spending excluding preclinical spending) was approximately $81 billion. The portion of this addressable opportunity that was outsourced in 2021, based on our estimates, was approximately $39 billion;

•Real-World Evidence and connected health: Total addressable market of approximately $60 billion based on 2021 sales that consists of tightly coupled life sciences and healthcare markets. First, the life sciences market for Real-World Evidence of approximately $20 billion includes post-launch evidence generation, market access, and patient engagement services. Second, the market for connected healthcare of approximately $40 billion includes areas such as revenue cycle management, payer analytics and clinical decision support services; and

•Technology enabled commercial operations: Total addressable market of approximately $75 billion based on 2021 sales that includes information, data warehousing, IT outsourcing, software applications and other services in the broader market for IT services. This addressable market also includes commercial services such as recruiting, training, deploying and managing global sales forces, channel management, patient engagement services, market access consulting, brand communication, advisory services, and health information analytics and technology consulting.

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

Growth and innovation in the life sciences industry. The life sciences industry is a large and critical part of the global healthcare system, and, according to the latest information available from the IQVIA Market Prognosis service, is estimated to have generated approximately $1.42 trillion in revenue in 2021. According to our research, revenue growth in the life sciences industry globally is expected to range from 3% to 6% between 2022 and 2026. According to the IQVIA Institute, it is estimated that spending on pharmaceuticals in emerging markets will expand at a 5% to 8% compound annual growth rate (“CAGR”) through 2026. The growth of emerging markets demonstrates their strategic importance to global life sciences organizations along with the emergence of local and regional companies with similar operational and informational needs. We expect all of these organizations to apply a high degree of sophistication to their commercial operations in these countries, especially as some begin to emerge as sources of original innovative products. For global companies, this requires highly localized knowledge and information assets, the development of market access strategies and performance benchmarking. In addition, local players are learning that they need to compete on the basis of improved information and analytics.

Growth in Research and Development. Spending trends in research and development are impacted as a result of several factors, including major biopharmaceutical companies’ efforts to replenish revenues lost from the so-called “patent cliff,” increased access to capital by the small and midcap biotechnology industry, and recent increases in pharmaceutical approvals by regulatory authorities. The IQVIA Institute also estimates that approximately 300 new molecular entities (“NMEs”) are expected to be approved between 2022 and 2026, or 60 per year compared to 53 per year on average during the past decade. We believe that further research and development spending, combined with the continued need for cost efficiency across the healthcare landscape, will continue to create opportunities for biopharmaceutical services companies, particularly those with a global reach and broad service offerings, to help biopharmaceutical companies with their pre- and post-launch solutions development and commercialization needs.

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

Our Growth Strategy

We believe we are well positioned for continued growth across the markets we serve. Our strategy for achieving growth includes:

Continue to innovate through our Connected Intelligence by leveraging our information, advanced analytics, transformative technology and significant domain expertise. As a leader in the development and commercialization of new pharmaceutical therapies, we can empower our therapeutic, scientific and domain experts with expansive levels of information including product level tracking in 93 markets and information about treatments and outcomes on more than 1.2 billion unique non-identified patient records. By connecting this intelligence, we have the ability to optimize the clinical trial process and enable our clients to reduce costs and get their products to market more quickly through more informed site selection, faster patient recruitment practices and virtual trials. We transform Real World Evidence by linking prospective and retrospective approaches and introduce innovation such as secondary control arms, which eliminate the need for a placebo group. We bring best in class SaaS platforms, purpose built for life sciences, to our clients to help them run their clinical and commercial operations more efficiently.

Build upon our extensive client relationships and leverage our global presence. We have a diversified base of over 10,000 clients in over 100 countries and have expanded our client value proposition to address a broader market for research and development and commercial operations which we estimate to be more than $285 billion in 2021. Through the combined offerings of research and development and commercial services we built a platform that allows us to be a more complete partner to our clients.

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

Our Technology & Analytics Solutions offerings include:

Technology platforms. We provide an extensive range of cloud-based applications and associated implementation services. Software as a Service (“SaaS”) solutions that support a wide range of commercial and clinical processes, including customer relationship management (“CRM”), performance management, real-world evidence generation, compliance and safety reporting, incentive compensation, territory alignment, roster management, call planning, multi-channel marketing, and master data management. These solutions are used by healthcare companies to manage, optimize and execute their clinical and commercial strategies in an orchestrated manner while addressing their regulatory obligations. Using proprietary algorithms, we combine our country-level data, healthcare expertise and therapeutic knowledge in over 100 countries to create our Global Market Insight family of offerings such as MIDAS, Analytics Link and Disease Insights, which provides a leading source of insight into international market dynamics and are used by most large pharmaceutical companies.

Real World Solutions. We enable life sciences and provider customers to generate and disseminate evidence in a cost-efficient manner which informs health care decision making and ultimately improves patients’ outcomes. Our use of a wide range of privacy and security safeguards protect non-identified patient-level medical claims, prescriptions, electronic medical records, genomics, patient reported outcome and social media data. Our scaled information networks include more than 1.2 billion unique non-identified patient records globally. We technology-enable these data flows by harmonizing them to common data models and loading them onto our proprietary evidence platforms for secure access by our customers. We provide access to deep clinical data in Oncology, Rare Disease, and other specialty areas. Our Natural Language Processing capabilities help us create structured data from unstructured clinical notes. We help our global customers across payers, providers, governments, and biopharmaceutical companies to answer critical questions about healthcare interventions related to safety, effectiveness, and value. We also bring together stakeholders across healthcare to collaborate in efforts to develop new information sources, more effective reimbursement models, and better patient outcomes.

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

Information offerings. Our national offerings comprise unique services in over 100 countries that provide consistent country level performance metrics related to sales of pharmaceutical products, prescribing trends, medical treatment and promotional activity across multiple channels including retail, hospital and mail order. Our sub-national offerings comprise unique services in over 70 countries that provide a consistent measurement of sales or prescribing activity at the regional, zip code and individual prescriber level (depending on regulation in the relevant country). Our widely used reference database tracks over 23 million healthcare professionals in over 100 countries, providing a comprehensive view of health care practitioners that is critical for the commercial success of our clients’ marketing and sales initiatives.

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

Clinical Laboratory Services. We provide our clients globally scaled end-to-end clinical trial laboratory and research services. Our offerings include the full range of central laboratory, genomic, bioanalytical, ADME, discovery, vaccine and biomarker laboratory services along with sample and consent tracking services supporting clinical trials offerings.

Strategic Planning and Design. By bringing our data science capabilities to our strategic planning and design services, we offer consultation services to improve decisions and performance including portfolio, program and protocol planning and design, biomarker consultation, benefit-risk management, regulatory affairs, biostatistics, modeling and simulation, and personalized medicine.

Decentralized Clinical Trials. Utilizing our proprietary information assets and transformative technology, we bring trials directly to patients, with the objective of increasing participation and improving cycle times. Combining this with purpose-built processes and industry-leading clinical capabilities, we help clients reach diverse and difficult to recruit patient populations.

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

Our Clients

Sales to companies in life sciences, including pharmaceutical companies, biotechnology companies, device and diagnostic companies, and consumer health companies, account for the majority of our revenues. Nearly all of the top 100 global pharmaceutical and biotechnology companies, measured by revenue, are clients, and many of these companies subscribe to reports and services in many countries. Other clients include payers, government and regulatory agencies, providers, pharmaceutical distributors, and pharmacies. Our client base is broad in scope and enables us to avoid dependence on any single client. No single client accounted for 10% or more of our total company revenues in 2021, 2020, or 2019. For the year ended December 31, 2021 the largest client based on its percentage of total company revenue contributed approximately 7%.

Our Competition

Our Technology & Analytics Solutions business competes with a broad and diverse set of businesses. While we believe no competitor provides the combination of geographical reach and breadth of its services, we generally compete in the countries in which we operate with other information, analytics, technology, services and consulting companies, as well as with the in-house capabilities of our clients. Also, we compete with certain government agencies, private payers and other healthcare stakeholders that provide their data directly to others. In addition to country-by-country competition, we have a number of regional and global competitors in the marketplace as well. Our offerings compete with various firms, including Accenture, Aetion, Panalgo, Cognizant Technology Solutions, Covance Inc., Deloitte, Evidera (now part of Thermo Fisher Scientific Inc.), GfK, LexisNexis Risk Solutions, IBM, Infosys, Kantar Health (now part of Cerner Corporation), McKinsey, Nielsen, OptumInsight, PAREXEL International Corporation, Press Ganey, RTI Health Solutions, PRA Health Sciences (now part of ICON plc), Tempus, Veeva, and ZS Associates. We also compete with a broad range of new entrants and start-ups that are looking to bring new technologies and business models to healthcare information services and technology services.

The markets for Research & Development Solutions offerings are highly competitive, and we compete against traditional clinical research organizations (“CROs”), the in-house research and development departments of biopharmaceutical companies, universities, and teaching hospitals. Among the traditional CROs, there are several-hundred small, limited-service providers, several medium-sized firms and only a few full-service companies with global capabilities. Our primary competitors include Covance Inc., ICON plc, PAREXEL International Corporation, Pharmaceutical Product Development, Inc. (now part of Thermo Fisher Scientific Inc.), PRA Health Sciences (now part of ICON plc), and Syneos Health, among others.

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

Sustainability

We are committed to sustainable environmental, social and governance ("ESG") practices that further our corporate purpose of helping our clients improve healthcare outcomes for patients. Our sustainable business practices are organized under three pillars — People, Public and Planet. For further information on our ESG program, achievements, and goals, see our 2021 Environmental, Social, and Governance Report (the "2021 ESG Report"), which will be available on our website at https://www.iqvia.com/about-us/corporate-responsibility. Information in the 2021 ESG Report is not incorporated by reference in, and does not form part of, this Annual Report on Form 10-K. To facilitate the disclosure of comparable, consistent, and reliable ESG information, the 2021 ESG Report will be aligned with the Sustainability Accounting Standards Board ("SASB") and the Global Reporting Initiative ("GRI") reporting frameworks by including therein and reporting against their respective reporting standards indexes. The 2021 ESG Report also discusses our climate-related risks and opportunities in accordance with the recommended disclosures of Task Force on Climate-related Financial Disclosures ("TCFD").

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

Good Clinical Practice

Good Clinical Practice (“GCP”) regulations and guidelines are the industry standard for the conduct of clinical trials with respect to maintaining the integrity of the data and safety of the research subjects. The United States Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”), Japan’s Ministry of Health, Labor and Welfare and most other global regulatory authorities expect that study results and data submitted to such authorities be based on clinical trials conducted in accordance with GCP provisions. Records for clinical trials must be maintained for specified periods for inspection by the FDA and other regulators.

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

Data Privacy

Patient health information is among the most sensitive of personal information, and it is critically important that information about an individual’s healthcare is properly protected from inappropriate access, use and disclosure. Real world evidence -- information that allows us to examine actual practices and outcomes -- is essential to increase access to care, improve outcomes, and lower costs. IQVIA uses a wide variety of privacy-enhancing technologies and safeguards to protect individual privacy while generating and analyzing information on a scale that helps healthcare stakeholders identify disease patterns and correlate with the precise treatment path and therapy needed for better outcomes. We employ a wide variety of methods to manage privacy requirements, including:

•governance, frameworks, models and training to promote good decision making and accountability;
•a layered approach to privacy and security management to avoid a single point of failure;
•ongoing evaluation of privacy and security practices to promote continuous improvement;
•use of technical, administrative, physical and organizational safeguards and controls;
•collaboration with data suppliers and trusted third parties for our syndicated market research and analytics offerings to remove identifiable information or employ effective encryption or other techniques to render information non-identified before data is delivered to us; and
•work with leading researchers, policy makers, thought leaders and others in a variety of fields relevant to the application of effective privacy and security practices, including statistical, epidemiological and cryptographic sciences, legal, information security and compliance, and privacy.

We are an industry leader in de-identifying data. Our capabilities allow us to render data non-identified while still maintaining data utility, thus protecting privacy while still advancing innovation. Not only do we make use of de-identification techniques with respect to the data we hold, but we also share our expertise in this area with policymakers, regulators and others to help them understand de-identification methodologies and practical considerations to avoid re-identification risk.

We operate in more than 100 countries around the world, many of which have data protection and privacy laws and regulations based on similar core principles, (e.g., openness, accountability, security safeguards, etc.). We apply those principles globally and augment our practices to address local laws, contractual obligations and other data privacy requirements.

Our Global Privacy team, led by our Global Chief Privacy Officer, is comprised of privacy professionals and privacy law experts who drive our strategy and develop and manage our policies and standards. The Global Privacy team provides subject matter expertise related to the proper management of all data types. In addition, our Global Privacy team liaises with our Legal, IT, Information Security and other teams so that privacy requirements are addressed in technology, contracting, offerings and other business activities.

The IQVIA Privacy Policy (the "Privacy Policy") is our foundational privacy policy. It explains how, when applicable, we collect, hold, use and disclose personal information, including that of our personnel, consumers, healthcare professionals, patients, medical research subjects, clinical investigators, customers, suppliers, vendors, business partners and investors. You can find the Privacy Policy on our website at https://www.iqvia.com/about-us/privacy/privacy-policy. Information in the Privacy Policy is not incorporated by reference in, and does not form part of, this Annual Report on Form 10-K.

Cybersecurity

We employ an array of data security technologies, processes and methods across our infrastructure to protect systems and sensitive information from unauthorized access. IQVIA maintains comprehensive identity and access management practices (e.g., roles and access privileges for each user; multi-factor authentication, privileged user accounts, single sign-on, user lifecycle management) and employs a variety of security information and event management tools.

We developed, maintain and utilize a global integrated information security framework to guide our practices, based on relevant industry frameworks and laws, including, but not limited to NIST, GxP, HITRUST, the ISO 27000 family, COBIT, GDPR, and HIPAA. The framework consists of policies, standards, procedures, work instructions and documentation. Information is classified into four categories to help individuals apply the right level of controls and safeguards to information, applications and systems.

Our cybersecurity program focuses on all areas of our business, including cloud-based environments, data centers, devices used by employees and contractors, facilities, networks, applications, vendors, disaster recovery / business continuity and controls and safeguards enabled through business processes and tools. We continuously monitor for threats and unauthorized access. We draw on the knowledge and insight of external cybersecurity experts and vendors, and employ an array of third party tools to secure IQVIA information infrastructure and protect systems and information from unauthorized access.

Non-technical safeguards also play an important role in our cybersecurity program. We provide various training programs and tools to employees so they can avoid risky practices and help us promptly identify potential or actual issues. We also have global incident response procedures, global service tools to log incidents and issues for investigation, and an ethics line to report concerns and follow-up on matters already reported.

The Global Information Security team, led by our Chief Information Security Officer, develops and implements our strategy, as well as monitors systems and devices for risks and threats. Our global data centers and IT controls are included in an annual SOC2 Type II attestation program carried out by an independent audit firm who performs control testing and issue reports. Our set of SOC2 controls is aligned with ISO27001 specification and therefore provide equivalent level of assurance on a global level.

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

Human Capital

Overview. Our approximately 79,000 employees help us drive our business success and achieve our ambition to advance human health. We are a diverse global team that shares a passion for collaboration and solving complex problems. Our workforce is comprised of a wide variety of professionals, including clinicians, data scientists, epidemiologists, and more.

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

Attracting, developing, and retaining a talented workforce is essential to the success of our business and the realization of our purpose. Investments in our people are motivated by our desire to have an engaged and connected workforce. This results in high productivity and better results for IQVIA. In an industry as competitive as ours, we also recognize that employees who feel supported contribute to higher retention and recruitment rates.

Board Oversight of Human Capital Management. Our board of directors (the “Board”) receives regular updates on key human capital metrics, including recruitment and attrition rates, talent development data, and diversity statistics related to hiring, promotion and our overall workforce.

The Board also devotes significant time to leadership development and succession planning at the executive level and provides guidance on important decisions in each of these areas. The Leadership Development and Compensation Committee of the Board has primary responsibility for succession planning for the chief executive officer and oversight of succession planning for senior leadership.

Human Capital Management Strategy. Our employees are critical to our continued success and are a core element of our long-term strategy. Senior management is responsible for ensuring that our initiatives, policies, and processes reflect and reinforce our desired corporate culture, which we believe supports successful human capital management. Our human capital management strategy is built on three fundamental focus areas:

•Recruitment. We consider a range of qualified candidates for all positions. We hire qualified individuals with a variety of backgrounds and experiences from both within and outside the organization for positions at all levels.

•Development & Progression. We are committed to having a diverse pipeline of talent moving up in our organization and providing opportunities for all employees to develop within their current role as well as towards their next role. We do this by encouraging mentoring and establishing support networks as well as by providing tools to help employees map out and achieve their career goals.

•Retention. We seek to develop a working environment where employees feel supported and want to stay. To increase employee engagement and retention, we consistently seek feedback from employees through surveys and focus groups and develop meaningful initiatives and programs to respond to their needs.

Employee Engagement. In 2021, we completed two company-wide employee surveys. The surveys provided a valuable opportunity to hear the perspectives of our workforce around the world, and was especially important during the largely remote working environment caused by the continuing pandemic. Maintaining regular and open channels of dialogue with employees and receiving and responding to their feedback with actionable and meaningful initiatives is critical to our human capital management strategy.

We received more than 54,000 responses in each of our 2021 surveys. The participation rate was an average of 76% across both surveys. In the latest survey, 85% of respondents indicated a favorable view of the Company's employee engagement, which is 4 points better than our prior year survey, and 4 points above the Fortune 500 company benchmark. Other areas where we saw favorable scores were: Employees feeling they are acquiring the knowledge and skills needed to be effective in their jobs (85%); employees would recommend IQVIA as a great place to work (84%); and employees feeling they are part of a team (85%).

Diversity and Inclusion. Our commitment to diversity and inclusion ("D&I") is reflected in the various policies, programs, training and support we offer, including our Employee Resource Groups, manager diversity and inclusion training and our highly diverse global workforce. This is a foundation of our approach to human capital. We create this culture for employees regardless of gender, race, color, creed, religion, marital status, age, national origin or ancestry, physical or mental disability, medical condition, veteran status, citizenship, sexual orientation, gender identity or any other protected group status. In 2021, we continued to build on our existing programs. In recognition of the growth of our D&I programs globally, we hired a new senior leader of our D&I program. Although D&I is everyone’s responsibility, the objective of this new role is to have a dedicated resource accountable for evolving and strengthening our D&I strategy over the coming years.

Our global workforce operates in over 100 countries and represents approximately 90 different ethnicities. In the United States, approximately 62% of our employees identify as white and approximately 38% identify as Non-White, including 11% who identify as Black or African American. Approximately 60% of our employees globally are female and approximately 51% of employees worldwide at a manager level are female.

Our growing network of Employee Resource Groups (ERGs) provides a framework for employees to connect and collaborate with colleagues with similar interests. These groups support our values and business goals and foster the diverse thinking required for innovation. They provide a forum for the exchange of ideas and opportunities for mentoring and professional development.

There are seven global ERG, including two new ERGs we added in 2021: the Black Leadership Network and the Multi-Faith Network. All are employee-led, voluntary, and open to every employee. Each ERG has a mission that is aligned to our vision, values, and core operating principles.

•Race, Ethnicity, and Cultural Heritage Group (REACH): aims to create a supportive and collaborative community for IQVIA employees who represent racial, ethnic and cultural minorities across the globe.

•Emerging Professionals Network (EPN): builds community among leaders and emerging professionals through networking, personal development and volunteerism in order to pave the way for IQVIA's future growth and success.

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

•Black Leadership Network (BLN) is open to all employees and aims to maintain an inclusive community that supports professional development, knowledge sharing, collaboration and business success for Black employees.

•Multi-Faith Network (MFN) fosters a culture of openness and diversity and provides a place where IQVIA employees can connect with people of different faiths or no faith for mutual support.

In 2021, we grew our ERG membership to more than 4,000 participants worldwide, a 60% increase in membership over the past year, with multiple chapters being established across the globe.

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

Our Employee Assistance Program (EAP) is available to 100% of our workforce worldwide, an increase of 37% from the prior year, which completed our roll out of our EAP to the remainder of our workforce.

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

Talent and Learning. Helping our people grow, develop, and reach their full potential is a key component of our human capital management strategy. Nurturing talent is critical in a highly competitive industry, and it also keeps our employees motivated and engaged.

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

We offer a suite of formal and informal learning opportunities, many which focus on business specific topics such as regulatory compliance, technology, analytics, clinical and therapy areas, and more. In 2021, we centralized all of our learning opportunities and provided access to all trainings to every employee worldwide through our Talent and Learning hub. Democratizing our training has given all employees a common, one-stop shop for all their talent and learning needs. There have been approximately 1 million visits to our Talent and Learning hub since its launch in mid-April 2021. The ease of access to training has resulted in the completion of approximately 1.45 million e-learning programs in various subjects, including technology, client-facing skills and project management skills.

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

In 2020, we introduced our Future Leaders Program, a robust training aimed to develop the next generation of leadership at IQVIA. In 2021, 85 attendees from 22 countries took part in the four-month virtual program, and nearly 150 employees have participated since the program’s inception. Sessions consisted of live webinars co-led by senior executives, peer coaching, business projects and skills assessments. Feedback continues to be positive, with 90% of participants saying the program will help them become more effective leaders, and 92% saying they will apply what they have learned.

In 2021, we also piloted our Emerging Leaders Program, targeted to employees at the manager level. Our first cohort included more than 204 people from 36 countries. Business leaders and subject matter experts from across the organization taught online sessions on topics such as agility, collaboration, executive presence and decision making. In addition, participants received peer coaching, 360-degree assessments and individual development plans.

Health and Safety. Ensuring the health and safety of our employees is essential, whether they work in our corporate offices or labs. We strive to create a culture of safety so our employees can remain healthy and productive.

We incorporate environmental laws and regulations into our policies and procedures throughout our organization. At the corporate level, we have group certifications to ISO 14001:2015 and ISO 45001:2018. In accordance with both certifications, we have a robust, integrated Environmental, Health and Safety Management System (EHSMS) with supporting standard operating procedures in place, which demonstrates our commitment to continuous improvement. Under our EHSMS, all employees must actively participate in helping to maintain a safe, healthy, and secure work environment. Our Code of Conduct describes the obligations of employees to maintain such an environment, follow all applicable safety and security rules and complete required training.

Q2 Solutions operates laboratories in the United States, United Kingdom, South Africa, Singapore, India, Japan, and China. Q2 facilities are certified to ISO 14001:2015 and ISO 45001:2018. Depending on the location and services provided accreditation also will include ISO 14001, CAP ISO 15189, ISO 9001, NGSP Level 1, ANVISA, ISO45001, CDC Lipids, CLIA, MOH Certified Laboratory.

Available Information

Our website address is www.iqvia.com, and our investor relations website is located at http://ir.iqvia.com. Information on our website is not incorporated by reference herein. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our proxy statements for our annual meetings of stockholders, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information on the SEC’s website does not constitute part of this Annual Report on Form 10-K. Also posted on our website are our certificate of incorporation and by-laws, the charters for our Audit Committee, Leadership Development and Compensation Committee and Nominating and Governance Committee, our Corporate Governance Guidelines, and our Code of Conduct governing our directors, officers and employees. Copies of our SEC reports and corporate governance information are available in print upon the request of any stockholder to our Investor Relations Department. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), we will post on our website any amendment to the Code of Conduct or any waiver of such policy applicable to any of our senior financial officers, executive officers or directors.

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
•Climate change may have an impact on our business.
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

The COVID-19 pandemic, and the various governmental, industry and consumer actions related thereto, had, and may continue to have, an adverse effect on our business, financial condition and results of operations. These effects have included, and may include in the future, a negative impact on the availability of our key personnel, temporary closures of our facilities or the facilities of our business partners, customers, suppliers, third party service providers or other vendors, an increased risk of customer defaults or delays in payments or purchasing decisions, and the interruption of domestic and global supply chains, distribution channels, liquidity and capital or financial markets.

As COVID-19, including any variants, continues to spread, we have and may in the future experience disruptions that could severely impact our business, including:

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
•significant disruption in our businesses that rely on face-to-face interactions or are dependent on in-person gatherings, events or conferences; and
•significant and unpredictable reductions or increases in demand for certain of our offerings.

In addition, we have directed a substantial portion of our workforce to work from home while the outbreak persists in order to help minimize the risk of COVID-19 to our employees. Having a significant portion of our workforce working from home has caused an increased risk of loss of productivity, greater cybersecurity risk, and increased risk to our system of internal controls over financial reporting. To the extent global conditions improve, the duration and sustainability of any such improvements will be uncertain and continuing adverse impacts and/or the degree of improvement may vary by geography. The actions we take in response to any improvements in conditions, such as our return-to-office plans, may also vary by geography and by business and will likely be made with incomplete information. There is a risk that such actions may prove to be premature, incorrect or insufficient and could have a material and adverse impact on our business and results of operations.

Further, the effects of the pandemic may also increase our cost of capital or make additional capital more difficult or available only on terms less favorable to us.

The potential loss or delay of our large contracts or of multiple contracts could adversely affect our results.

Most of our Research & Development Solutions clients can terminate our contracts upon 30 to 90 days' notice. Our clients may delay, terminate or reduce the scope of our contracts for a variety of reasons beyond our control, including but not limited to:

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

We continue to invest significantly in growth opportunities, including the development and acquisition of new data, technologies and services to meet our clients’ needs. For example, we are expanding our services and technology offerings, such as the development of a cloud-based platform with a growing number of applications to support commercial and clinical operations for life sciences companies (e.g., multi-channel marketing, marketing campaign management, customer relationship management, incentive compensation management, targeting and segmentation, performance management, site engagement payments, trial master file, risk based monitoring, in-home nursing and other services, clinical trial management and decentralized trials and other applications). We also continue to invest significantly in growth opportunities in emerging markets, such as the development, launch and enhancement of services in China, India, Russia, Turkey, and other countries. We consider our presence in these markets to be an important component of our growth strategy.

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

Although we did not have any client that represented 10% or more of our revenues in 2021, 2020 and 2019, we derive the majority of our revenues from a number of large clients. If any large client decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

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

•clients in foreign jurisdictions may have longer payment cycles, and it may be more difficult to collect receivables in foreign jurisdictions; and

•natural disasters, public health emergencies and pandemics such as the COVID-19, including any variants, or international conflict, including terrorist acts, could interrupt our services, endanger our personnel, lower patient visits and increase patient drop-out rates, cause delays in recruitment of new patients, decrease the productivity of our clinical research associates, cause other project delays or loss of clinical trial materials or results.

These risks and uncertainties could negatively impact our ability to, among other things, perform large, global projects for our clients. Furthermore, our ability to deal with these issues could be affected by applicable United States laws and the need to protect our assets. Any such risks could have an adverse impact on our financial condition and results of operations.

Climate change may have an impact on our business.

While we have determined that, at this time, climate change does not present a material risk to our business given the nature of our activities, we continue to evaluate and mitigate our business risks associated with climate change, and we recognize that there are inherent climate-related risks wherever business is conducted. Any of our office or IT systems locations may be vulnerable to the adverse effects of climate change. Furthermore, climate change may impact patients in our clinical trials and our employees, particularly where they work remotely. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure have the potential to disrupt our business, the business of our third-party suppliers, and the business of our customers, and may cause us to experience losses and additional costs to maintain or resume operations.

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

If we lose the services of key personnel or experience sustained labor shortages and are unable to recruit additional qualified personnel, or we are required to substantially increase wage rates to attract or retain employees, our business could be adversely affected.

Our success substantially depends on the collective performance, contributions and expertise of our personnel including senior management and key personnel, qualified professional, scientific and technical operating staff and qualified sales representatives for our contract sales services. There is significant and increasing competition for qualified personnel, particularly those with higher educational degrees, such as a medical degree, a Ph.D. or an equivalent degree, or relevant experience in the industry, including highly technical specialties such as clinical research associates, project managers and technology developers, and in the locations in which we operate. This increase in competition and shortage of qualified personnel in certain specialty areas may make it more difficult to hire and retain our key employees and could result in substantial increased costs, such as increased wage rates to attract and retain employees. The departure of our key employees, or our inability to continue to identify, attract and retain qualified personnel or replace departed personnel in a timely fashion, may impact our ability to grow our business and compete effectively in our industry and may negatively affect our ability to meet financial and operational goals.

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

In addition, the revolving credit facility and the term A and B loans under the Fifth Amended and Restated Credit Agreement (as defined below) require IQVIA to comply with a quarterly maximum senior secured net leverage ratio test and minimum interest coverage ratio test. IQVIA’s ability to comply with these financial covenants can be affected by events beyond our control, and IQVIA may not be able to satisfy them. Additionally, the restrictions contained in the indentures governing the outstanding notes could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.

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

If we were unable to repay or otherwise refinance these borrowings and loans when due, the applicable lenders could proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the Fifth Amended and Restated Credit Agreement governing the senior secured credit facilities or the exercise by the applicable lenders of their rights under the security documents would likely have a material adverse effect on us.

Despite our level of indebtedness, we are able to incur more debt and undertake additional obligations. Incurring such debt or undertaking such additional obligations could further exacerbate the risks to our financial condition.

Although the Fifth Amended and Restated Credit Agreement, which governs the senior secured credit facilities of our wholly owned subsidiary through which we conduct our operations, IQVIA Inc., contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could increase. In addition, the receivables financing facility for one of our consolidated subsidiaries, a bankruptcy-remote special purpose entity (the “SPE”) limits borrowing based on the amount of receivables purchased by the SPE from certain of our other subsidiaries, but when supported by the value of such purchased receivables, the debt under our receivables financing facility can increase.

While the Fifth Amended and Restated Credit Agreement also contains restrictions on our and our restricted subsidiaries’ ability to make loans and investments, these restrictions are subject to a number of qualifications and exceptions, and the investments incurred in compliance with these restrictions could be substantial.

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

Because we have variable rate debt, fluctuations in interest rates affect our business. We attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily swaps. We have entered into and will continue to enter into swaps with financial institutions that have reset dates and critical terms that match those of our senior secured term loan credit facility. Accordingly, any change in market value associated with the swaps may be offset by the opposite market impact on the related debt. Because we do not attempt to hedge all of our variable rate debt, we may incur higher interest costs for the portion of our variable rate debt which is not hedged.

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

The interest rates under our credit facilities and related interest rate swaps may be impacted by the discontinuation of LIBOR for various currencies. LIBOR is used as a reference rate to calculate interest rates under our credit facilities. In 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR. In March 2021, the ICE Benchmark Administration announced that it would cease to publish LIBOR for U.S. Dollar borrowings after June 30, 2023. The Alternative Reference Rates Committee convened by the Board of Governors of the Federal Reserve System has recommended the use of the Secured Overnight Funding Rate (“SOFR”) as a replacement benchmark index for borrowings of U.S. Dollars. Our credit facilities will need to be amended to give effect to SOFR as the benchmark rate with respect to our U.S. Dollar-denominated term B loans. Market terms are still developing for loans and other products linked to SOFR, EURIBOR and other benchmark replacements and there can be no assurance that rates linked to SOFR, EURIBOR and other benchmark replacements or related administrative terms will be as favorable to us as those rates and terms under our existing credit facilities, derivatives and other contracts.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, we had approximately 250 offices located in approximately 84 countries. Our executive headquarters are located adjacent to Research Triangle Park, North Carolina. We own facilities in Buenos Aires, Argentina; Caracas, Venezuela; Los Ruices, Venezuela; and Bangalore, India. All of our other offices are leased. Our properties are geographically distributed to meet our worldwide operating requirements, and none of our properties are individually material to our business operations. We believe that collectively our facilities are suitable and adequate for our present purposes. We continue to assess the impacts of COVID-19 on the suitability, adequacy, productive capacity and utilization of our existing principal physical properties, and we are in the process of evaluating the future state of our workforce practices, which may result in changes to our physical property needs.

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

Holders of Record

On February 7, 2022, we had approximately 20 stockholders of record as reported by our transfer agent. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

Dividend Policy

We do not currently intend to pay dividends on our common stock, and no dividends were declared or paid in 2021 or 2020. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in our Senior Secured Credit Facilities and long-term debt arrangements and other considerations, determine to pay dividends in the future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our Board may deem relevant. Our long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on our ability to declare dividends. For additional information regarding these restrictive covenants, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities in 2021.

Purchases of Equity Securities by the Issuer

On October 30, 2013, the Board approved an equity repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. The Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of the Company's common stock by $600 million, $1.5 billion, $2.0 billion, $1.5 billion, and $2.0 billion, in 2015, 2016, 2017, 2018, and 2019 respectively. On February 10, 2022, the Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of the Company's common stock by an additional $2.0 billion, which increased the total amount that has been authorized under the Repurchase Program to $9.725 billion. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it may be modified, extended, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The Repurchase Program for common stock does not have an expiration date. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

From inception of the Repurchase Program through December 31, 2021, we have repurchased a total of $6.8 billion of our securities under the Repurchase Program.

During the year ended December 31, 2021, we repurchased 1.7 million shares of our common stock for approximately $395 million under the Repurchase Program. For additional information regarding our equity repurchases, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As of December 31, 2021, we had remaining authorization to repurchase up to approximately $0.5 billion of our common stock under the Repurchase Program. The February 10, 2022 $2.0 billion increase in the stock repurchase authorization, increased the remaining authorization to repurchase common stock under the Repurchase Program up to approximately $2.5 billion.

Since the Merger between Quintiles and IMS health, we have repurchased 67.4 million shares of our common stock at an average market price per share of $100.95 for an aggregate purchase price of $6.8 billion both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

The following table summarizes the monthly equity repurchase activity for the three months ended December 31, 2021 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in millions, except per share data)
October 1, 2021 – October 31, 2021	0.1	$238.82	0.1	$667
November 1, 2021 – November 30, 2021	0.4	$254.38	0.4	$568
December 1, 2021 – December 31, 2021	0.2	$265.16	0.2	$523
	0.7		0.7

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of IQVIA Holdings Inc. under the Exchange Act or under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from December 31, 2016 through December 31, 2021 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”), our new peer group set forth below ("New Peer Group") and our old peer group set forth below ("Old Peer Group"). The New Peer Group consists of Cerner Corporation, Charles River Laboratories, Inc., Equifax Inc., ICON plc, IHS Markit Ltd., Laboratory Corporation of America Holdings, Nielsen N.V., Syneos Health (formerly INC Research Holdings), Thomson Reuters Corporation and Verisk Analytics, Inc. The difference between the New Peer Group and the Old Peer Group is that PRA Health Sciences, Inc. has been removed from the New Peer Group as it became part of ICON plc during the year ended December 31, 2021. The companies in our peer group are publicly traded information services, information technology or clinical research companies, and thus share similar business model characteristics to IQVIA, or provide services to similar customers as IQVIA. Many of these companies are also used by our compensation committee for purposes of compensation benchmarking.

The graph assumes that $100 was invested in IQVIA, the S&P 500, the New Peer Group and the Old Peer Group as of the close of market on December 31, 2016, assumes the reinvestments of dividends, if any. The S&P 500 and our New and Old Peer Groups are included for comparative purposes only. They do not necessarily reflect management’s opinion that the S&P 500 and our peer groups are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of 5 Years Cumulative Total Return
Assumes Initial Investment of $100
December 2021

400
350
300
250
200
150
100
50
0
Index Value
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
IQVIA Holdings Inc.
S&P 500 - Total Return
New Peer Group
Old Peer Group

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
IQVIA	$100	$129	$153	$203	$236	$371
S&P 500	$100	$122	$116	$153	$181	$233
New Peer Group	$100	$115	$109	$155	$190	$266
Old Peer Group	$100	$116	$111	$156	$191	$266

Item 6. [Reserved]

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

Overview

IQVIA is a leading global provider of advanced analytics, technology solutions, and clinical research services to the life sciences industry. IQVIA creates intelligent connections across all aspects of healthcare through its analytics, transformative technology, big data resources and extensive domain expertise. IQVIA Connected Intelligence™ delivers powerful insights with speed and agility — enabling customers to accelerate the clinical development and commercialization of innovative medical treatments that improve healthcare outcomes for patients. With approximately 79,000 employees, we conduct operations in more than 100 countries.

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

Industry Outlook

For information about the industry outlook and markets that we operate in, refer to Part I, Item I, “Our Market Opportunity”.

Overview of the Impact of COVID-19

During 2020, the COVID-19 pandemic disrupted the pace of our clinical trials and offerings that rely on face-to-face interactions, but, at the same time, it accelerated change in the industry and created demand for new services. The pandemic resulted in the delay but not cancellation of a number of existing and planned clinical trials, both because many clinical trials were slowed or temporarily paused and because many planned clinical trials did not begin as scheduled as they were crowded out by clinical trials for COVID-19 vaccines and other therapies. During 2021, we experienced an acceleration in business momentum as these delayed clinical trial activities began or restarted, which contributed to our financial results for the year.

Throughout the past year and into 2022, we have worked on a substantial number of COVID-related projects. COVID-specific work currently does not represent a material amount of our backlog and is executed over shorter timelines than other therapeutic work, though we do anticipate that this work will continue through 2022 and potentially into 2023 and beyond. There will be a need for vaccines for multiple manufacturers to meet global demand, new vaccines for emerging variants of the virus, alternative vaccines needed as a result of adverse safety events, quality issues, or manufacturing delays, novel treatment programs that are targeted at specific populations and conditions, and vaccine safety monitoring studies.

The pandemic has also affected our business strategy in a number of ways. One of the most significant impacts on our Research & Development Solutions business, has been the acceleration of decentralized clinical trials. Decentralized clinical trials combine the use of remote technologies and field-based services to enable portions of a clinical trial to be conducted away from an investigator site. This approach reduces the burden on patients of having to travel to and from investigator sites frequently and allows trials to continue to be conducted even during periods of limited access to investigator sites. While the decentralized clinical trial opportunity was identified before COVID-19, we saw how critical those capabilities were during the pandemic and accelerated their development accordingly. We invested in the use of remote technologies, expanded our relationships with local laboratories and healthcare providers, and established a virtual network of investigators and care professionals.

We also took the opportunity presented by the pandemic to completely rethink and revolutionize our workplace and in 2021 we implemented the IQVIA Future of Work program. This program was designed to address employee feedback for more flexibility, and it will facilitate approximately 80% of our employees working in flexible arrangements, reducing our physical footprint and the employee commute impact on the environment. To facilitate this transition, we made investments in real estate to reconfigure our office space to install the most efficient work arrangements and in technology to support our employees and ensure that we can innovate, collaborate and grow successfully.

The Company continues to maintain strong liquidity. As of December 31, 2021, cash and cash equivalents were $1,366 million and the Company had $100 million drawn under its $1.5 billion revolving credit facility. As of December 31, 2021, the Company was in compliance with the financial covenants under its debt agreements in all material respects and does not have material uncertainty about ongoing ability to meet the covenants of our credit arrangements.

Business Combinations

We have completed and will continue to consider strategic business combinations to enhance our capabilities and offerings in certain areas, including various individually immaterial acquisitions during the years ended December 31, 2021 and 2020. These transactions were accounted for as business combinations and the acquired results of operations are included in our consolidated financial information since the acquisition date. See Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to these business combinations.

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

Foreign Currency Translation

In 2021, approximately 35% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period to period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results

Consolidated Results of Operations

For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.

For a discussion of our results of operations comparison for 2020 and 2019, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 12, 2021.

Revenues

	Year Ended December 31,			Change
				2021 vs. 2020		2020 vs. 2019
(dollars in millions)	2021	2020	2019	$	%	$	%
Revenues	$13,874	$11,359	$11,088	$2,515	22.1%	$271	2.4%

2021 compared to 2020

In 2021, our revenues increased $2,515 million, or 22.1%, as compared to 2020. This increase was comprised of constant currency revenue growth of approximately $2,398 million, or 21.1%, reflecting a $604 million increase in Technology & Analytics Solutions, a $1,752 million increase in Research & Development Solutions, and a $42 million increase in Contract Sales & Medical Solutions.

Costs of Revenue, exclusive of Depreciation and Amortization

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
Costs of revenue, exclusive of depreciation and amortization	$9,233	$7,500	$7,300
% of revenues	66.5%	66.0%	65.8%

2021 compared to 2020

When compared to 2020, costs of revenue, exclusive of depreciation and amortization, in 2021 increased $1,733 million, or 23.1%. This increase included a constant currency increase of approximately $1,606 million, or 21.4%, comprised of a $314 million increase in Technology & Analytics Solutions, a $1,267 million increase in Research & Development Solutions, and a $25 million increase in Contract Sales & Medical Solutions.

As a percent of revenues, costs of revenue, exclusive of depreciation and amortization in 2021 increased compared to 2020.

Selling, General and Administrative Expenses

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
Selling, general and administrative expenses	$1,964	$1,789	$1,734
% of revenues	14.2%	15.7%	15.6%

2021 compared to 2020

The $175 million increase in selling, general and administrative expenses in 2021 as compared to 2020 included a constant currency increase of approximately $151 million, or 8.4%, comprised of a $42 million increase in Technology & Analytics Solutions, a $32 million increase in Research & Development Solutions, a $(1) million decrease in Contract Sales & Medical Solutions, and a $78 million increase in general corporate and unallocated expenses.

Depreciation and Amortization

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
Depreciation and amortization	$1,264	$1,287	$1,202
% of revenues	9.1%	11.3%	10.8%

The $(23) million decrease in depreciation and amortization in 2021 as compared to 2020 was primarily due to certain intangible assets from the merger between Quintiles and IMS Health becoming fully amortized in 2021, offset by higher intangible asset balances as a result of acquisitions occurring in 2020 and 2021, increased amortization due to higher capitalized software balances, and accelerated amortization related to intangibles impacted by the Company's acquisition of Quest's non-controlling interest in Q2 Solutions.

Restructuring Costs

	Year Ended December 31,
(in millions)	2021	2020	2019
Restructuring costs	$20	$52	$75

The restructuring costs incurred were due to ongoing efforts to streamline our global operations. The remaining actions under these plans are expected to occur throughout 2022 and are expected to consist of consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements.

Interest Income and Interest Expense

	Year Ended December 31,
(in millions)	2021	2020	2019
Interest income	$(6)	$(6)	$(9)
Interest expense	$375	$416	$447
Interest income included interest received primarily from bank balances and investments.

Interest expense during 2021 was lower than 2020 due to lower interest rates attributed to lower LIBOR rates, the refinancing of our existing term A loans and the redemption of our 3.250% senior notes due 2025, which was offset by the interest expense on the issuance of our 1.750% senior notes due 2026 and 2.250% senior notes due 2029. See Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on these transactions.

Loss on Extinguishment of Debt

	Year Ended December 31,
(in millions)	2021	2020	2019
Loss on extinguishment of debt	$26	$13	$24

During 2021, we recognized loss on extinguishment of debt of $26 million for fees and expenses incurred related to the refinancing of our 3.250% senior notes due 2025 and Prior Credit Agreement as discussed further in Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

During 2020, we recognized loss on extinguishment of debt of $13 million for fees and expenses incurred related to the refinancing of our 3.500% senior notes due 2024 as discussed further in Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Other Income, Net

	Year Ended December 31,
(in millions)	2021	2020	2019
Other income, net	$(130)	$(65)	$(37)

Other income, net for 2021 increased compared to 2020 primarily due to foreign currency gain.

Income Tax Expense

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
Income tax expense	$163	$72	$116
Effective income tax rate	14.5%	19.3%	33.0%

In 2021, we recorded a benefit of $29 million related to a 2020 U.S. Federal tax return position associated with Foreign Derived Intangible Income (“FDII”) and Global Intangible Low-Taxed Income (“GILTI”) tax credits. Also in 2021, we recorded a $9 million tax expense as a result of the U.S. Treasury Department issuing final regulations on Foreign Tax Credits.

In 2020, the U.S. Treasury Department issued final regulations regarding FDII and GILTI. We have determined we will elect the GILTI high tax exception as allowed by the final regulations and have amended our 2018 U.S. Federal consolidated income tax returns and plan to amend our 2019 US Federal consolidated income tax returns resulting in a favorable impact of $26 million, which we recorded in 2020.

In 2019 the U.S. Treasury Department issued final regulations on the transition tax and proposed regulations on FDII, which was introduced by the Tax Act enacted by the U.S. government on December 22, 2017. The Tax Act is comprehensive legislation that includes provisions that lower the federal corporate income tax rate from 35% to 21% beginning in 2018 and imposes a one-time transition tax on undistributed foreign earnings. The final regulations related to the transition tax did not have a material impact. As a result of the proposed FDII guidance, which was subsequently finalized in 2020, we reversed the tax benefit originally recorded in 2018 by recording a tax expense of $25 million for this impact in 2019.

Equity in Earnings (Losses) of Unconsolidated Affiliates

	Year Ended December 31,
(in millions)	2021	2020	2019
Equity in earnings (losses) of unconsolidated affiliates	$6	$7	$(9)

Equity in earnings (losses) of unconsolidated affiliates remained relatively consistent in 2021 compared to 2020.

Net Income Attributable to Non-controlling Interests

	Year Ended December 31,
(in millions)	2021	2020	2019
Net income attributable to non-controlling interests	$(5)	$(29)	$(36)

Net income attributable to non-controlling interests included Quest’s interest in Q2 Solutions. On April 1, 2021 the Company acquired the 40% non-controlling interest in Q2 Solutions from Quest which resulted in a decrease in the net income attributable to non-controlling interests in 2021 compared to 2020. See Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding this transaction.

Segment Results of Operations

Revenues and profit by segment are as follows:

	Segment Revenues			Segment Profit
(in millions)	2021	2020	2019	2021	2020	2019
Technology & Analytics Solutions	$5,534	$4,858	$4,486	$1,458	$1,216	$1,101
Research & Development Solutions	7,556	5,760	5,788	1,476	1,048	1,141
Contract Sales & Medical Solutions	784	741	814	75	57	52
Total	13,874	11,359	11,088	3,009	2,321	2,294
General corporate and unallocated				(332)	(251)	(240)
Depreciation and amortization				(1,264)	(1,287)	(1,202)
Restructuring costs				(20)	(52)	(75)
Consolidated	$13,874	$11,359	$11,088	$1,393	$731	$777

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses related to integration activities and acquisitions. We also do not allocate depreciation and amortization or impairment charges to our segments.

Technology & Analytics Solutions

	Year Ended December 31,			Change
(dollars in millions)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Revenues	$5,534	$4,858	$4,486	$676	13.9%	$372	8.3%
Costs of revenue, exclusive of depreciation and amortization	3,278	2,900	2,663	378	13.0	237	8.9
Selling, general and administrative expenses	798	742	722	56	7.5	20	2.8
Segment profit	$1,458	$1,216	$1,101	$242	19.9%	$115	10.4%

Revenues

2021 compared to 2020

Technology & Analytics Solutions’ revenues were $5,534 million in 2021, an increase of $676 million, or 13.9%, over 2020. This increase was comprised of constant currency revenue growth of approximately $604 million, or 12.4%, reflecting revenue growth across all regions. The revenue growth was driven by higher technology, real-world and analytical services and COVID-19 related work.

Costs of Revenue, exclusive of Depreciation and Amortization

2021 compared to 2020

Technology & Analytics Solutions’ costs of revenue, exclusive of depreciation and amortization, were $3,278 million in 2021, an increase of $378 million over 2020. This increase was comprised of constant currency increase of approximately $314 million, or 10.8%, reflecting an increase in compensation and related expenses to support revenue growth.

Selling, General and Administrative Expenses

2021 compared to 2020

Technology & Analytics Solutions’ selling, general and administrative expenses increased $56 million in 2021 as compared to 2020. This increase was comprised of a constant currency increase of approximately $42 million, or 5.7%, reflecting an increase in compensation and related expenses.

Research & Development Solutions

	Year Ended December 31,			Change
(dollars in millions)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Revenues	$7,556	$5,760	$5,788	$1,796	31.2%	$(28)	(0.5)%
Costs of revenue, exclusive of depreciation and amortization	5,303	3,974	3,936	1,329	33.4	38	1.0
Selling, general and administrative expenses	777	738	711	39	5.3	27	3.8
Segment profit	$1,476	$1,048	$1,141	$428	40.8%	$(93)	(8.2)%

Backlog

Research & Development Solutions contracted backlog increased from $22.6 billion as of December 31, 2020 to $24.8 billion as of December 31, 2021 and we expect approximately $7.0 billion of this backlog to convert to revenue in the next 12 months. Contracted backlog was $19.0 billion as of December 31, 2019.

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

Revenues

2021 compared to 2020

Research & Development Solutions’ revenues were $7,556 million in 2021, an increase of $1,796 million, or 31.2%, over 2020. This increase was comprised of constant currency revenue growth of approximately $1,752 million, or 30.4%, reflecting revenue growth across all regions. The revenue growth was primarily the result of volume-related increases in clinical services and lab testing, including incremental revenue from large COVID-19 vaccine clinical trials.

Costs of Revenue, exclusive of Depreciation and Amortization

2021 compared to 2020

Research & Development Solutions’ costs of revenue, exclusive of depreciation and amortization, increased $1,329 million, or 33.4%, in 2021 as compared to 2020. This increase included a constant currency increase of approximately $1,267 million, or 31.9%, reflecting an increase in compensation and related expenses as a result of volume-related increases in clinical services and lab testing.

Selling, General and Administrative Expenses

2021 compared to 2020

Research & Development Solutions’ selling, general and administrative expenses increased $39 million, or 5.3%, in 2021 as compared to 2020, which included a constant currency increase of approximately $32 million, or 4.3%, reflecting an increase in compensation and related expenses.

Contract Sales & Medical Solutions

	Year Ended December 31,			Change
(dollars in millions)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Revenues	$784	$741	$814	$43	5.8%	$(73)	(9.0)%
Costs of revenue, exclusive of depreciation and amortization	652	626	701	26	4.2	(75)	(10.7)
Selling, general and administrative expenses	57	58	61	(1)	(1.7)	(3)	(4.9)
Segment profit	$75	$57	$52	$18	31.6%	$5	9.6%

Revenues

2021 compared to 2020

Contract Sales & Medical Solutions’ revenues were $784 million in 2021, an increase of $43 million, or 5.8%, over 2020. This increase was comprised of a constant currency revenue growth of approximately $42 million, or 5.7%, reflecting a volume increase primarily in the Americas and Asia-Pacific regions.

Costs of Revenue, exclusive of Depreciation and Amortization

2021 compared to 2020

Contract Sales & Medical Solutions’ costs of revenue, exclusive of depreciation and amortization, increased $26 million, or 4.2%, in 2021 as compared to 2020. This increase included a constant currency increase of approximately $25 million, or 4.0%, reflecting an increase in compensation and related expenses.

Selling, General and Administrative Expenses

2021 compared to 2020

Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $(1) million, or (1.7)%, in 2021 as compared to 2020. This decrease included a constant currency decrease of approximately $(1) million, or (1.7)%, reflecting a decrease in compensation and related expenses.

Liquidity and Capital Resources

Overview

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, acquisitions, investments, debt service requirements, equity repurchases, adequacy of our revolving credit and receivables financing facilities, and access to the capital markets.

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

We had a cash balance of $1,366 million as of December 31, 2021 ($385 million of which was in the United States), a decrease from $1,814 million as of December 31, 2020.

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

Equity Repurchase Program

On February 10, 2022 the Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of the Company's common stock by an additional $2.0 billion, which increased the total amount that has been authorized under the Repurchase Program to $9.725 billion since the plan’s inception in October 2013. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time.

As of December 31, 2021, the Company had remaining authorization to repurchase up to approximately $0.5 billion of its common stock under the Repurchase Program. The February 10, 2022 $2.0 billion increase in the stock repurchase authorization, increased the remaining authorization to repurchase common stock under the Repurchase Program up to approximately $2.5 billion. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

Additional information regarding the Repurchase Program is presented in Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Debt

As of December 31, 2021, we had $12.2 billion of total indebtedness, excluding $1.4 billion of available borrowings under our revolving credit facilities. See Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding our credit arrangements.

Our long-term debt arrangements contain customary restrictive covenants and, as of December 31, 2021, we believe we were in compliance with our restrictive covenants in all material respects.

Senior Secured Credit Facilities

As of December 31, 2021, the Fifth Amended and Restated Credit Agreement, as amended (the “Fifth Amended and Restated Credit Agreement”) provided financing through several senior secured credit facilities (collectively, the “senior secured credit facilities”) of up to approximately $7,140 million, which consisted of $5,740 million principal amounts of debt outstanding and $1,400 million of available borrowing capacity on the revolving credit facility and standby letters of credit, with a total capacity of $1,500 million. The revolving credit facility is comprised of a $675 million senior secured revolving facility available in U.S. dollars, a $600 million senior secured revolving facility available in U.S. dollars, Euros, Swiss Francs and other foreign currencies, and a $225 million senior secured revolving facility available in U.S. dollars and Yen. The term A loans and revolving credit facility under the Fifth Amended and Restated Credit Agreement mature in August 2026, while the term B loans under the Fifth Amended and Restated Credit Agreement mature in 2024 and 2025. We are required to make scheduled quarterly payments on the term A loans equal to 1.25% of the original principal amount, with the remaining balance paid at maturity. In addition, beginning with fiscal year ending December 31, 2017, we were required to apply 50% of excess cash flow (as defined in the Fifth Amended and Restated Credit Agreement), subject to a reduction to 25% or 0% depending upon our senior secured first lien net leverage ratio, for prepayment of the term loans, with any such prepayment to be applied toward principal payments due in subsequent quarters. We are also required to pay an annual commitment fee that ranges from 0.20% to 0.35% in respect of any unused commitments under the revolving credit facility. The senior secured credit facilities are collateralized by substantially all of our assets and the assets of our material domestic subsidiaries including 100% of the equity interests of substantially all of our material domestic subsidiaries and 66% of the equity interests of substantially all of our first-tier material foreign subsidiaries and their domestic subsidiaries.

For information regarding the senior secured credit facilities, see Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Receivables Financing Facility

For information regarding receivables financing facility, see Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of December 31, 2021, no additional amounts of revolving loans were available under the receivables financing facility.

Years ended December 31, 2021, 2020 and 2019

Cash Flow from Operating Activities

	Year Ended December 31,
(in millions)	2021	2020	2019
Net cash provided by operating activities	$2,942	$1,959	$1,417

2021 compared to 2020

Cash provided by operating activities increased $983 million in 2021 as compared to 2020. The increase is primarily due to an increase in cash-related net income ($762 million), an increase in advanced billings ($411 million), a decrease in prepaid expenses and other assets ($131 million) and the timing of income tax and other payables ($81 million), offset by a decrease in accounts receivable and unbilled services ($393 million) and the timing of accounts payable and accrued expenses ($9 million).

Cash Flow from Investing Activities

	Year Ended December 31,
(in millions)	2021	2020	2019
Net cash used in investing activities	$(2,103)	$(796)	$(1,190)

2021 compared to 2020

Cash used in investing activities increased $1,307 million in 2021 as compared to 2020. The increase was primarily driven by more cash used for the acquisition of businesses, net of cash acquired ($1,281 million), acquisitions of property, equipment, and software ($24 million), lower net payments received from unconsolidated affiliates ($15 million) and an increase in purchase of marketable securities ($1 million), offset by an increase in net proceeds from sale of equity securities ($7 million), and other ($7 million).

Cash Flow from Financing Activities

	Year Ended December 31,
(in millions)	2021	2020	2019
Net cash used in financing activities	$(1,235)	$(217)	$(276)

2021 compared to 2020

Cash used in financing activities increased $1,018 million in 2021 as compared to 2020, primarily due to an increase in debt payments ($1,227 million), cash payments for the Company's acquisition of Quest's non-controlling interest in Q2 Solutions ($758 million), an increase in cash payments on contingent consideration and deferred purchase price accruals ($20 million) and an increase in cash payments related to employee stock option plans ($15 million), offset by a decrease in cash used in repayments of revolving credit facilities, net of proceeds ($595 million), a decrease in cash used to repurchase common stock ($41 million), an increase in cash provided by proceeds from debt issuances, net of payment of debt issuance costs ($353 million) and a decrease in cash distributions to non-controlling interests ($13 million).

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Contractual Obligations and Commitments

Below is a summary of our future payment commitments by year under contractual obligations as of December 31, 2021:

(in millions)	2022	2023-2024	2025-2026	Thereafter	Total
Long-term debt, including interest(1)	$394	$3,053	$6,207	$3,883	$13,537
Operating leases	143	200	103	48	494
Finance leases	10	20	20	201	251
Data acquisition	657	619	265	2	1,543
Purchase obligations(2)	13	8	3	1	25
Commitments to unconsolidated affiliates(3)	—	—	—	—	—
Benefit obligations(4)	33	28	33	81	175
Uncertain income tax positions(5)	21	25	12	2	60
Total	$1,271	$3,953	$6,643	$4,218	$16,085

(1)    Interest payments on our debt are based on the interest rates in effect on December 31, 2021.
(2)    Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions.
(3)    We are currently committed to invest $139 million in private equity funds. As of December 31, 2021, we have funded approximately $91 million of these commitments and we have approximately $48 million remaining to be funded which has not been included in the above table as we are unable to predict when these commitments will be paid.
(4)    Amounts represent expected future benefit payments for our pension and postretirement benefit plans, as well as expected contributions for 2022 for our funded pension benefit plans. We made cash contributions totaling approximately $29 million to our defined benefit plans in 2021, and we estimate that we will make contributions totaling approximately $33 million to our defined benefit plans in 2022. Due to the potential impact of future plan investment performance, changes in interest rates, changes in other economic and demographic assumptions and changes in legislation in foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions that may be required to fund our defined benefit plans for periods beyond 2022.
(5)    As of December 31, 2021, our liability related to uncertain income tax positions was approximately $131 million, $71 million of which has not been included in the above table as we are unable to predict when these liabilities will be paid due to the uncertainties in the timing of the settlement of the income tax positions.

Application of Critical Accounting Policies and Estimates

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

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We record U.S. deferred taxes based on the Federal corporate income tax rate of 21%, We account for tax related to GILTI as a period cost when incurred. Recognition of deferred income tax assets is based on management’s belief that it is more likely than not that the income tax benefit associated with certain temporary differences, income tax operating loss, capital loss carryforwards, and income tax credits, would be realized. We recorded a valuation allowance to reduce our deferred income tax assets for those deferred income tax items for which it was more likely than not that realization would not occur. We determined the amount of the valuation allowance based, in part, on our assessment of future taxable income and in light of our ongoing income tax strategies. If our estimate of future taxable income or tax strategies changes at any time in the future, we would record an adjustment to our valuation allowance. Recording such an adjustment could have a material effect on our financial condition or results of operations.

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

Business Combinations and Goodwill

We use the acquisition method to account for business combinations, and accordingly, the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree are recorded at their estimated fair values on the date of the acquisition. We use significant judgments, estimates and assumptions in determining the estimated fair value of assets acquired, liabilities assumed and non-controlling interest including expected future cash flows and discount rates that reflect the risk associated with the expected future cash flows and estimated useful lives.

We have recorded and allocated to our reporting units the excess of the purchase price over the fair value of the net assets acquired, known as goodwill. The recoverability of goodwill is evaluated annually for impairment, or if and when events or circumstances indicate a possible impairment. We perform our annual goodwill impairment evaluation as of July 31. The impairment analysis requires significant judgments, estimates and assumptions, including those related to macroeconomic conditions, industry and market considerations, cost factors, financial performance, fair value history and other company specific events. For the years ended December 31, 2021, 2020 and 2019, the Company determined that there was no impairment of goodwill.

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

The Company accounts for its stock-based compensation for performance awards based on the closing market price of the Company's common stock on the date of grant, and for performance awards that include market conditions based upon the Monte Carlo simulation model. The Company records the expense amount of these awards based on its estimates of the likelihood that the various performance targets will be achieved. The estimates are assessed on a quarterly basis.

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

Foreign Currency Exchange Rates

We transact business in more than 100 countries and approximately 60 currencies and are subject to risks associated with fluctuating foreign currency exchange rates. Our objective is to reduce earnings and cash flow volatility associated with foreign currency exchange rate movements. Accordingly, we enter into foreign currency forward contracts to hedge certain forecasted foreign currency cash flows related to service contracts. It is our policy to enter into foreign currency transactions only to the extent necessary to meet our objectives as stated above. We do not enter into foreign currency transactions for investment or speculative purposes. The principal currency hedged in 2021 was the British Pound.
The contractual value of our foreign exchange derivative instruments, all of which were foreign exchange forward contracts, was approximately $110 million as of December 31, 2021. The fair value of these contracts is subject to change as a result of potential changes in foreign exchange rates. We assess our market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential gain or loss in fair values based on a hypothetical 10% change in foreign currency exchange rates. The potential gain in fair value for foreign exchange forward contracts based on a hypothetical 10% decrease in the value of the United States dollar was $11 million as of December 31, 2021. However, the change in the fair value of the foreign exchange forward contracts would likely be offset by a change in the value of the future service contract revenue being hedged caused by the currency exchange rate fluctuation. The estimated fair values of the foreign exchange forward contracts were determined based on quoted market prices.
Exchange rate fluctuations affect the United States dollar value of foreign currency revenue and expenses and may have a significant effect on our results. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical 10% change in average exchange rates used to translate all foreign currencies to the United States dollar would have impacted income before income taxes for 2021 by approximately $94 million. The actual impact of exchange rate movements in the future could differ materially from this hypothetical analysis, based on the mix of foreign currencies and the timing and magnitude of individual exchange rate movements.
Additionally, commencing in 2016, we designated a portion of our foreign currency denominated debt as a hedge of our net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the United States dollar. As of December 31, 2021, these borrowings (net of original issue discount) were €5,227 million ($5,929 million). A hypothetical 10% decrease in the value of the United States dollar would lead to a potential loss in fair value of $593 million. However, this change in fair value would be offset by the change in value of the hedged portion of our net investment in foreign subsidiaries caused by the currency exchange rate fluctuation.
Interest Rates

Because we have variable rate debt, fluctuations in interest rates affect our business. We attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. We have entered into interest rate swaps with financial institutions that have reset dates and critical terms that match the underlying debt. Accordingly, any change in market value associated with the interest rate swaps is offset by the opposite market impact on the related debt. As of December 31, 2021, we had approximately $6.3 billion of variable rate indebtedness and interest rate swaps with a notional value of $1.8 billion. Because we do not attempt to hedge all of our variable rate debt, we may incur higher interest costs for the portion of our variable rate debt that is not hedged. Excluding debt covered by hedges, each quarter-point increase or decrease in the interest rate on our variable rate debt would result in our interest expense changing by approximately $5.8 million per year.
Marketable Securities

As of December 31, 2021, we held investments in marketable equity securities. These investments are classified as either trading securities or available-for-sale securities and are recorded at fair value. These securities are subject to price risk. As of December 31, 2021, the fair value of these investments was $145 million based on the quoted market value of the securities. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market values was approximately $15 million as of December 31, 2021.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Ari Bousbib	/s/ Ronald E. Bruehlman
Ari Bousbib	Ronald E. Bruehlman
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
February 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IQVIA Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IQVIA Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Estimating Measure of Progress for Clinical Research Services

As described in Notes 1 and 20 to the consolidated financial statements, revenue of the Research & Development Solutions segment for the year ended December 31, 2021, is $7,556 million, the majority of which relates to service contracts for clinical research that represent a single performance obligation. The Company recognized revenue for these contracts over time using a cost-based input method. Revenue was recognized based on progress on the performance obligation, which was measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Costs included in the measure of progress include direct labor and third-party costs (such as payments to investigators and other pass through expenses for the Company’s clinical monitors). This cost-based method of revenue recognition required management to make estimates of costs to complete its projects on an ongoing basis.

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
February 16, 2022

We have served as the Company’s auditor since 2002.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share data)	2021	2020	2019
Revenues	$13,874	$11,359	$11,088
Costs of revenue, exclusive of depreciation and amortization	9,233	7,500	7,300
Selling, general and administrative expenses	1,964	1,789	1,734
Depreciation and amortization	1,264	1,287	1,202
Restructuring costs	20	52	75
Income from operations	1,393	731	777
Interest income	(6)	(6)	(9)
Interest expense	375	416	447
Loss on extinguishment of debt	26	13	24
Other income, net	(130)	(65)	(37)
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	1,128	373	352
Income tax expense	163	72	116
Income before equity in earnings (losses) of unconsolidated affiliates	965	301	236
Equity in earnings (losses) of unconsolidated affiliates	6	7	(9)
Net income	971	308	227
Net income attributable to non-controlling interests	(5)	(29)	(36)
Net income attributable to IQVIA Holdings Inc.	$966	$279	$191
Earnings per share attributable to common stockholders:
Basic	$5.05	$1.46	$0.98
Diluted	$4.95	$1.43	$0.96
Weighted average common shares outstanding:
Basic	191.4	191.3	195.1
Diluted	195.0	195.0	199.6

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2021	2020	2019
Net income	$971	$308	$227
Comprehensive income adjustments:
Unrealized gains (losses) on derivative instruments, net of income tax expense (benefit) of $2, $(10) and $4	9	(30)	(15)
Defined benefit plan adjustments, net of income tax expense (benefit) of $21, $(15) and $5	69	(54)	(30)
Foreign currency translation, net of income tax expense (benefit) of $116, $(145) and $(30)	(281)	183	(39)
Reclassification adjustments:
Losses (gains) on derivative instruments included in net income, net of income tax benefit of $4, $3 and $—	12	10	(1)
Comprehensive income	780	417	142
Comprehensive income attributable to non-controlling interests	(5)	(32)	(38)
Comprehensive income attributable to IQVIA Holdings Inc.	$775	$385	$104

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2021	2020
ASSETS
Cash and cash equivalents	$1,366	$1,814
Trade accounts receivable and unbilled services, net	2,551	2,410
Prepaid expenses	156	159
Income taxes receivable	58	56
Investments in debt, equity and other securities	111	88
Other current assets and receivables	521	563
Total current assets	4,763	5,090
Property and equipment, net	497	482
Operating lease right-of-use assets	406	471
Investments in debt, equity and other securities	76	78
Investments in unconsolidated affiliates	88	84
Goodwill	13,301	12,654
Other identifiable intangibles, net	4,943	5,205
Deferred income taxes	124	114
Deposits and other assets	491	386
Total assets	$24,689	$24,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,981	$2,813
Unearned income	1,825	1,252
Income taxes payable	137	102
Current portion of long-term debt	91	149
Other current liabilities	207	242
Total current liabilities	5,241	4,558
Long-term debt, less current portion	12,034	12,384
Deferred income taxes	410	338
Operating lease liabilities	313	371
Other liabilities	649	633
Total liabilities	18,647	18,284
Commitments and contingencies (Note 1 and 12)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of December 31, 2021 and 2020, $0.01 par value, 255.8 shares issued and 190.6 shares outstanding as of December 31, 2021; 254.7 shares issued and 191.2 shares outstanding as of December 31, 2020	10,777	11,095
Retained earnings	2,243	1,277
Treasury stock, at cost, 65.2 and 63.5 shares as of December 31, 2021 and 2020, respectively	(6,572)	(6,166)
Accumulated other comprehensive loss	(406)	(205)
Equity attributable to IQVIA Holdings Inc.’s stockholders	6,042	6,001
Non-controlling interests	—	279
Total stockholders’ equity	6,042	6,280
Total liabilities and stockholders’ equity	$24,689	$24,564

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2021	2020	2019
Operating activities:
Net income	$971	$308	$227
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,264	1,287	1,202
Amortization of debt issuance costs and discount	17	18	13
Stock-based compensation	170	95	146
Loss on disposals of property and equipment, net	—	—	1
(Earnings) loss from unconsolidated affiliates	(6)	(7)	9
Gain on investments, net	(16)	(25)	(43)
Benefit from deferred income taxes	(138)	(176)	(157)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	(138)	255	(122)
Prepaid expenses and other assets	(15)	(146)	(92)
Accounts payable and accrued expenses	244	253	240
Unearned income	591	180	(2)
Income taxes payable and other liabilities	(2)	(83)	(5)
Net cash provided by operating activities	2,942	1,959	1,417
Investing activities:
Acquisition of property, equipment and software	(640)	(616)	(582)
Acquisition of businesses, net of cash acquired	(1,458)	(177)	(588)
Purchases of marketable securities, net	(10)	(9)	(3)
Investments in unconsolidated affiliates, net of payments received	(5)	10	—
Proceeds from sale of (investments in) equity securities	5	(2)	(22)
Other	5	(2)	5
Net cash used in investing activities	(2,103)	(796)	(1,190)
Financing activities:
Proceeds from issuance of debt	1,951	1,591	1,900
Payment of debt issuance costs	(40)	(33)	(47)
Repayment of debt	(2,091)	(864)	(899)
Proceeds from revolving credit facility	810	1,250	2,522
Repayment of revolving credit facility	(600)	(1,635)	(2,776)
(Payments) proceeds related to employee stock option plans	(59)	(44)	11
Repurchase of common stock	(406)	(447)	(949)
Distributions to non-controlling interest, net	—	(13)	(18)
Acquisition of Quest's non-controlling interest	(758)	—	—
Contingent consideration and deferred purchase price payments	(42)	(22)	(20)
Net cash used in financing activities	(1,235)	(217)	(276)
Effect of foreign currency exchange rate changes on cash	(52)	31	(5)
(Decrease) increase in cash and cash equivalents	(448)	977	(54)
Cash and cash equivalents at beginning of period	1,814	837	891
Cash and cash equivalents at end of period	$1,366	$1,814	$837
The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total
Balance, December 31, 2018	251.5	(54)	$3	$10,898	$807	$(4,770)	$(224)	$240	$6,954
Issuance of common stock	1.5	—	—	11	—	—	—	—	11
Repurchase of common stock	—	(6.7)	—	—	—	(963)	—	—	(963)
Stock-based compensation	—	—	—	137	—	—	—	—	137
Distributions to non-controlling interest, net	—	—	—	—	—	—	—	(18)	(18)
Net income	—	—	—	—	191	—	—	36	227
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(15)	—	(15)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(30)	—	(30)
Foreign currency translation, net of tax	—	—	—	—	—	—	(41)	2	(39)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(1)	—	(1)
Balance, December 31, 2019	253	(60.7)	3	11,046	998	(5,733)	(311)	260	6,263
Issuance of common stock	1.7	—	—	(44)	—	—	—	—	(44)
Repurchase of common stock	—	(2.8)	—	—	—	(433)	—	—	(433)
Stock-based compensation	—	—	—	90	—	—	—	—	90
Distributions to non-controlling interest, net	—	—	—	—	—	—	—	(13)	(13)
Net income	—	—	—	—	279	—	—	29	308
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(30)	—	(30)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(54)	—	(54)
Foreign currency translation, net of tax	—	—	—	—	—	—	180	3	183
Reclassification adjustments, net of tax	—	—	—	—	—	—	10	—	10
Balance, December 31, 2020	254.7	(63.5)	3	11,092	1,277	(6,166)	(205)	279	6,280
Issuance of common stock	1.1	—	—	(59)	—	—	—	—	(59)
Repurchase of common stock	—	(1.7)	—	—	—	(406)	—	—	(406)
Stock-based compensation	—	—	—	157	—	—	—	—	157
Acquisition of Quest's non-controlling interest, net of tax	—	—	—	(416)	—	—	(10)	(284)	(710)
Net income	—	—	—	—	966	—	—	5	971
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	—	9	—	9
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	69	—	69
Foreign currency translation, net of tax	—	—	—	—	—	—	(281)	—	(281)
Reclassification adjustments, net of tax	—	—	—	—	—	—	12	—	12
Balance, December 31, 2021	255.8	(65.2)	$3	$10,774	$2,243	$(6,572)	$(406)	$—	$6,042
The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The Company

IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of advanced analytics, technology solutions, and clinical research services to the life sciences industry. IQVIA creates intelligent connections across all aspects of healthcare through its analytics, transformative technology, big data resources and extensive domain expertise. IQVIA Connected Intelligence™ delivers powerful insights with speed and agility — enabling customers to accelerate the clinical development and commercialization of innovative medical treatments that improve healthcare outcomes for patients. With approximately 79,000 employees, the Company conducts business in more than 100 countries.

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

For operations outside the United States that are considered to be highly inflationary or where the United States dollar is designated as the functional currency, monetary assets and liabilities are remeasured using end-of-period exchange rates, whereas nonmonetary accounts are remeasured using historical exchange rates, and all remeasurement and transaction adjustments are recognized in other income, net.

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

At inception, the Company designates whether or not the derivative instrument is an effective hedge of an asset, liability or firm commitment which is then classified as either a cash flow hedge or a fair value hedge. If determined to be an effective cash flow hedge, changes in the fair value of the derivative instrument are recorded as a component of AOCI until realized. The Company includes the impact from these hedges in the same line item as the hedged item on the consolidated statements of cash flows. Changes in fair value of effective fair value hedges are recorded in earnings as an offset to the changes in the fair value of the related hedged item. Hedge ineffectiveness, if any, is immediately recognized in earnings. Changes in the fair values of derivative instruments that are not an effective hedge are recognized in earnings. When it is probable that a hedged forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction and reclassifies gains or losses that were accumulated in AOCI to earnings for foreign exchange derivatives and interest expense for interest rate derivatives on the consolidated statements of income. Cash flows are classified consistent with the underlying hedged item. The Company has entered, and may in the future enter, into derivative contracts (caps, swaps, forwards, calls or puts, warrants, for example) related to its debt and forecasted foreign currency transactions.

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

Business Combinations

The Company uses the acquisition method to account for business combinations, and accordingly, the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree are recorded at their estimated fair values on the date of the acquisition. The Company uses significant judgments, estimates and assumptions in determining the estimated fair value of assets acquired, liabilities assumed and non-controlling interest including expected future cash flows, and discount rates that reflect the risk associated with the expected future cash flows and estimated useful lives.

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

Definite-lived other identifiable intangible assets are amortized primarily using an accelerated method that reflects the pattern in which the Company expects to benefit from the use of the asset over its estimated remaining useful life as follows:

Trademarks and trade names	1	-	17 years
Contract backlog and client relationships	1	-	25 years
Software and related assets	1	-	10 years
Databases	1	-	9 years
Non-compete agreements and other	2	-	5 years

Included in software and related assets is the capitalized cost of internal-use software used in supporting the Company’s business. Qualifying costs incurred during the application development stage are capitalized and amortized over their estimated useful lives. Costs are capitalized from completion of the preliminary project stage and when it is considered probable that the software will be used to perform its intended function, up until the time the software is placed into service. The Company recognized $211 million, $267 million and $196 million of amortization expense in 2021, 2020 and 2019, respectively, related to software and related assets.

The carrying values of property, equipment and intangible and other long-lived assets are reviewed for recoverability at the asset grouping level to determine if the facts and circumstances suggest that a potential impairment may have occurred. If this review indicates that carrying values will not be recoverable, as determined based on undiscounted cash flow projections, the Company will record an impairment charge to reduce carrying values to estimated fair value. There were no impairments recognized in 2021, 2020 and 2019.

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

The majority of revenue in our Contract Sales & Medical Solutions segment is from contract salesforce to the biopharmaceutical industry and broader healthcare market and recognized over time using a single measure of progress dependent on the performance obligation. Some of our Contract Sales & Medical Solutions contracts contain multiple performance obligations with distinct promises including recruiting, sales force automation and deployment of sales representatives. The Company utilizes a single measure of progress for each performance obligation to recognize revenue, which includes deployment of sales representatives based on employee days worked; recruiting based on candidates recruited; sales force automation set-up based on hours worked; and sales force automation hosting and maintenance based on usage. These services meet the over time criterion as the customer consumes the benefit as activities are performed and another party would not need to substantially re-perform the work already completed to satisfy the remaining obligations if the services were migrated to another party.

Variable Consideration

In some cases, contracts provide for variable consideration that is contingent upon the occurrence of uncertain future events, such as performance incentives (including royalty payments, bonuses, or penalty clauses that can either increase or decrease the transaction price). Variable consideration is estimated at the expected value or at the most likely amount depending on the type of consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimate of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company's anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company and reevaluated each reporting period.

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

Unearned income consists of advance payments and billings in excess of revenue recognized. As the contracted services are subsequently performed and the associated revenue is recognized, the unearned income balance is reduced by the amount of the revenue recognized during the period. Unearned income is classified as a current liability on our consolidated balance sheet as the Company expects to recognize the associated revenue in less than one year.
Restructuring Costs

Restructuring costs, which primarily include termination benefits, are recorded at estimated value. Key assumptions in determining the restructuring costs include the terms and payments that may be negotiated to terminate certain contractual obligations and the timing of employees leaving the Company.

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

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. The Company records U.S. deferred taxes based on the Federal corporate income tax rate of 21%. The Company accounts for tax related to Global Intangible Low-Taxed Income (“GILTI”) as a period cost when incurred. Recognition of deferred income tax assets is based on management’s belief that it is more likely than not that the income tax benefit associated with certain temporary differences, income tax operating loss, capital loss carryforwards, and income tax credits, would be realized. The Company records a valuation allowance to reduce its deferred income tax assets for those deferred income tax items for which it was more likely than not that realization would not occur. The Company determines the amount of the valuation allowance based, in part, on the Company’s assessment of future taxable income and in light of the Company’s ongoing income tax strategies. If the estimate of future taxable income or tax strategies changes at any time in the future, the Company would record an adjustment to our valuation allowance. Recording such an adjustment could have a material effect on the Company’s financial condition or results of operations.

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

The Company values its stock-based compensation for restricted stock awards and restricted stock units based on the closing market price of the Company’s common stock on the date of grant. The Company accounts for its stock-based compensation for performance awards related to compound annual earnings per share (“EPS”) growth and/or other internal performance measures based on the closing market price of the Company’s common stock on the date of grant, and for performance awards related to relative total shareholder return (“TSR”) based on a Monte Carlo simulation model.

Leases

The Company determines if an arrangement is a lease at inception and reassesses if there are changes in terms and conditions of the contract. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. Finance leases are included in deposits and other assets, other current liabilities, and other liabilities on our consolidated balance sheets. Lease assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Lease assets also include any lease payments made before lease commencement and initial direct costs and excludes lease incentives. In determining the lease term at lease commencement, the Company includes the noncancellable term and the periods which the Company deems it is reasonably certain to exercise or not to exercise a renewal or cancellation option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components that the Company has elected to account for as single lease components.

Earnings Per Share

The calculation of earnings per share is based on the weighted average number of common shares or common stock equivalents outstanding during the applicable period. The dilutive effect of common stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share. Potentially dilutive securities include outstanding stock options and unvested restricted stock units, restricted stock and performance awards. Diluted shares outstanding are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, and the amount of compensation cost for future service that the Company has not yet recognized are assumed to be used to repurchase shares.

Investments in Unconsolidated Affiliates

The Company’s investments in unconsolidated affiliates are accounted for under the equity method if the Company exercises significant influence or has an investment in a limited partnership that is considered to be greater than minor. These investments are classified as investments in unconsolidated affiliates on the accompanying consolidated balance sheets. The Company records its pro rata share of the earnings, adjusted for accretion of basis difference, of these investments in equity in earnings (losses) of unconsolidated affiliates on the accompanying consolidated statements of income. The Company reviews its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Treasury Stock

The Company records treasury stock purchases under the cost method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between the acquisition cost and the reissue price, this shortfall is recorded in retained earnings.

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
Accounting pronouncements issued but not adopted as of December 31, 2021

In October 2021, the FASB issued new accounting guidance that requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with ASC 606, at fair value on the acquisition date. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The new accounting guidance will be effective for the Company on January 1, 2023, with early adoption permitted. The Company plans on adopting this new accounting guidance effective January 1, 2022. The impact of this guidance on the Company's consolidated financial statements will depend on the size and nature of future acquisitions.

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations

The Company attributes revenues to geographical region based upon where the services are performed. The following tables represent revenues by geographical region and reportable segment for the years ended December 31, 2021, 2020 and 2019:

	December 31, 2021
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$2,610	$3,887	$351	$6,848
Europe and Africa	2,282	1,899	176	4,357
Asia-Pacific	642	1,770	257	2,669
Total revenues	$5,534	$7,556	$784	$13,874

	December 31, 2020
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$2,413	$2,680	$326	$5,419
Europe and Africa	1,844	1,667	184	3,695
Asia-Pacific	601	1,413	231	2,245
Total revenues	$4,858	$5,760	$741	$11,359

	December 31, 2019
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$2,370	$2,693	$399	$5,462
Europe and Africa	1,543	1,734	200	3,477
Asia-Pacific	573	1,361	215	2,149
Total revenues	$4,486	$5,788	$814	$11,088

No individual country, except for the United States, accounted for 10% or more of total revenues for the year ended December 31, 2021. For the year ended December 31, 2021, revenues in the United States accounted for approximately 34% of total revenues. No individual country, except for the United States and the United Kingdom, accounted for 10% or more of total revenues for the years ended December 31, 2020 and 2019. For the year ended December 31, 2020, revenues in the United States and the United Kingdom accounted for approximately 35% and 10% of total revenues, respectively. For the year ended December 31, 2019, revenues in the United States and the United Kingdom accounted for approximately 45% and 10% of total revenues, respectively.

No individual customer represented 10% or more of total revenues for the years ended December 31, 2021, 2020 and 2019.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2021, approximately $27.2 billion of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenue on approximately 35% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.

3. Trade Accounts Receivable, Unbilled Services and Unearned Income

Trade accounts receivables and unbilled services consist of the following:

	December 31,
(in millions)	2021	2020
Billed	$1,275	$1,181
Unbilled services	1,309	1,263
Trade accounts receivable and unbilled services	2,584	2,444
Allowance for doubtful accounts	(33)	(34)
Trade accounts receivable and unbilled services, net	$2,551	$2,410

Unbilled services and unearned income was as follows:

	December 31,
(in millions)	2021	2020	Change
Unbilled services	$1,309	$1,263	$46
Unearned income	(1,825)	(1,252)	(573)
Net balance	$(516)	$11	$(527)

Unbilled services, which is comprised of approximately 62% of unbilled receivables and 38% of contract assets as of December 31, 2021, increased by $46 million as compared to December 31, 2020. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $573 million over the same period resulting in a decrease of $527 million in the net balance of unbilled services and unearned income between December 31, 2021 and 2020. Decrease in the net balance is driven by the difference in timing of revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers, related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.

Bad debt expense recognized on the Company’s receivables and unbilled services was de minimis for the years ended December 31, 2021, 2020 and 2019.

4. Investments

Debt, Equity and Other Securities

Current

The Company’s short-term investments in debt, equity and other securities consist primarily of trading investments in mutual funds and are measured at fair value with realized and unrealized gains and losses recorded in other income, net on the accompanying consolidated statements of income.

Long-term

The Company’s long-term equity investments (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) are measured at fair value and any changes in fair value are recognized in net income at the end of each reporting period. For equity investments that do not have readily determinable fair values and do not qualify for the existing practical expedient in ASC 820, Fair Value Measurement, to estimate fair value using the net asset value per share of the investment, the Company applies the measurement alternative and measures those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer at each reporting period.

Unconsolidated Affiliates

The Company accounts for its investments in unconsolidated affiliates under the equity method of accounting and records its pro rata share of its losses or earnings from these investments in equity in earnings (losses) of unconsolidated affiliates. The following is a summary of the Company’s investments in unconsolidated affiliates:

	December 31,
(in millions)	2021	2020
NovaQuest Pharma Opportunities Fund III, L.P. (“NQ Fund III”)	$7	$7
NovaQuest Pharma Opportunities Fund IV, L.P. (“NQ Fund IV”)	12	8
NovaQuest Pharma Opportunities Fund V, L.P. (“NQ Fund V”)	22	17
NovaQuest Private Equity Fund I, L.P. (“NQ PE Fund I”)	7	3
NostraData Pty Ltd. (“NostraData”)	18	18
Inteliquet (“Inteliquet”)	—	16
Helparound ("Helparound")	3	3
Longwood Fund V, L.P. ("Longwood")	3	1
Other	16	11
	$88	$84

Variable Interest Entities

As of December 31, 2021, the Company’s investments in unconsolidated variable interest entities (“VIEs”) and its estimated maximum exposure to loss were as follows:

(in millions)	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
NQ Fund III	$7	$12
NQ Fund IV	12	14
NQ Fund V	22	51
NQ PE Fund I	7	8
Longwood	3	10
Other	5	9
	$56	$104

5. Derivatives

Foreign Exchange Risk Management

The Company transacts business in more than 100 countries and is subject to risks associated with fluctuating foreign exchange rates. Accordingly, the Company enters into foreign currency forward contracts to hedge certain forecasted foreign exchange cash flows arising from service contracts (“Service Contract Hedging”). It is the Company’s policy to enter into foreign currency forward contracts only to the extent necessary to reduce earnings and cash flow volatility associated with foreign exchange rate movements. The Company does not enter into foreign currency forward contracts for investment or speculative purposes. The principal currency hedged in 2021 was the British Pound.

Service Contract Hedging contracts are designated as cash flow hedges and are carried at fair value, with changes in the fair value recorded to AOCI. The change in fair value is reclassified from AOCI to earnings in the period in which the hedged transaction occurs. These contracts have various expiration dates through September 2022.

As of December 31, 2021 and 2020, the Company had open Service Contract Hedging contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2022 and 2021 with notional amounts totaling $110 million and $70 million, respectively. For accounting purposes these hedges are considered highly effective. As of December 31, 2021 and 2020, the Company had recorded gross unrealized gains (losses) of $— million and $(3) million, and $5 million and $— million, respectively, related to these contracts. Upon expiration of the hedge instruments in 2021, the Company reclassified the unrealized holding gains and losses on the derivative instruments included in AOCI into earnings. The unrealized gains (losses) are included in other current assets and other liabilities on the accompanying consolidated balance sheets as of December 31, 2021 and 2020.

Interest Rate Risk Management

The Company has entered into interest rate swap agreements for purposes of managing its exposure to interest rate fluctuations.

On July 19, 2018, the Company entered into two forward starting interest rate swaps (“2018 Swaps”) with a total notional value of $500 million in an effort to limit its exposure to changes in the variable interest rate on its Senior Secured Credit Facilities (see Note 10 for additional information). Interest on the 2018 Swaps began accruing on June 28, 2019 and the interest rate swaps expire on June 28, 2024. The Company pays a fixed rate of 3.0% and receives a variable rate of interest equal to the three-month LIBOR on the 2018 Swaps.

On March 27, 2020, the Company entered into an interest rate swap with a notional value of $1 billion in an effort to limit its exposure to changes in the variable interest rate on its Senior Secured Credit Facilities (see Note 10 for additional information). Interest on the swap began accruing on March 31, 2020 and the swap expires on March 31, 2023. The Company pays a fixed rate of 0.56% and receives a variable rate of interest equal to the one-month LIBOR on the swap.

On June 4, 2020, the Company entered into an interest rate swap with a notional value of $300 million in an effort to limit its exposure to changes in the variable interest rate on its Senior Secured Credit Facilities (see Note 10 for additional information). Interest on the swap began accruing on June 30, 2020 and the swap expires on June 28, 2024. The Company pays a fixed rate of 0.54% and receives a variable rate of interest equal to the three-month LIBOR on the swap.

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

The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparty, which, when they occur, are reflected as interest expense on the consolidated statements of income. These interest rate swaps result in a total debt mix of approximately 63% fixed rate debt and 37% variable rate debt.

Net Investment Risk Management

As of December 31, 2021, the Company's foreign currency denominated debt balance (net of original issue discount) designated as a hedge of its net investment in certain foreign subsidiaries totaled €5,227 million ($5,929 million). The amount of foreign exchange gains (losses) related to the net investment hedge included in the cumulative translation adjustment component of AOCI was $475 million, $(561) million and $97 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The fair values of the Company’s derivative instruments, on a gross basis, and the line items on the accompanying consolidated balance sheets to which they were recorded are summarized in the following table:

		December 31, 2021			December 31, 2020
(in millions)	Balance Sheet Classification	Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$—	3	$110	$5	$—	$70
Interest rate swaps	Other assets and liabilities	4	24	1,800	—	55	1,800
Derivatives not designated as hedging instruments:
Interest rate swaps	Other liabilities	—	—	—	—	1	356
Total derivatives		$4	$27		$5	$56

The pre-tax effect of the Company’s cash flow hedging instruments on other comprehensive income (loss) is summarized in the following table:

	Year Ended December 31,
(in millions)	2021	2020	2019
Foreign exchange forward contracts	$(8)	$1	$2
Interest rate derivatives	35	(28)	(22)
Total	$27	$(27)	$(20)

The Company expects approximately $23 million of pre-tax unrealized losses related to its foreign exchange contracts and interest rate derivatives included in AOCI as of December 31, 2021 to be reclassified into earnings within the next twelve months. The total amount of cash flow hedge effect on the income statement is immaterial for the year ended December 31, 2021.

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

The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values as of December 31, 2021 and 2020 due to their short-term nature. As of December 31, 2021 and 2020, the fair value of total debt approximated $12,255 million and $12,746 million, respectively, as determined under Level 1 and Level 2 measurements for these financial instruments.

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of December 31, 2021:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$145	$—	$—	$145
Derivatives	—	4	—	4
Total	$145	$4	$—	$149
Liabilities:
Derivatives	$—	$27	$—	$27
Contingent consideration	—	—	76	76
Total	$—	$27	$76	$103

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

Contingent consideration—The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenue performance targets and operating forecasts) and the probability of achieving the specific targets. Based on the assessments of the probability of achieving specific targets, as of December 31, 2021 the Company has accrued approximately 72% of the maximum contingent consideration payments that could potentially become payable.

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31,:

	Contingent Consideration
(in millions)	2021	2020	2019
Balance as of January 1	$119	$113	$123
Business combinations	39	47	40
Contingent consideration paid	(39)	(22)	(46)
Revaluations included in earnings and foreign currency translation adjustments	(43)	(19)	(4)
Balance as of December 31	$76	$119	$113

The current portion of contingent consideration is included within accrued expenses and the long-term portion is included within other liabilities on the accompanying consolidated balance sheets. Revaluations of contingent consideration are recognized in other income, net on the accompanying consolidated statements of income. A change in significant unobservable inputs above could result in a significantly higher or lower fair value measurement of contingent consideration.

Non-recurring Fair Value Measurements

Certain assets are carried on the accompanying consolidated balance sheets at cost and are not remeasured to fair value on a recurring basis. These assets include equity investments that do not have readily determinable fair values that are assessed for impairment quarterly or annually, when there is an observable event, and when a triggering event occurs, and goodwill and other identifiable intangible assets that are tested for impairment annually and when a triggering event occurs. See Note 4 and 8 for additional information.

As of December 31, 2021, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled approximately $18,374 million and were identified as Level 3. These assets are comprised of cost and equity method investments of $130 million, goodwill of $13,301 million and other identifiable intangibles, net of $4,943 million.

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

Goodwill—Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets resulting from business combinations. On an annual basis, and if a triggering event occurs, the Company performs a qualitative analysis to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. This includes a qualitative analysis of macroeconomic conditions, industry and market considerations, cost factors, financial performance, fair value history and other company specific events. If this qualitative analysis indicates that it is more likely than not that the estimated fair value is less than the carrying value for the respective reporting unit, the Company would then need to calculate the fair value of the reporting unit. If the reporting unit calculated fair value is less than the carrying amount, the Company would record an impairment charge for the difference, with the impairment charge not to exceed the carrying amount of Goodwill. See Note 8 for additional information.

Definite-lived Intangible Assets—If a triggering event occurs, the Company determines the estimated fair value of definite-lived intangible assets by determining the present value of the expected cash flows. See Note 8 for additional information.

7. Property and Equipment

The major classes of property and equipment were as follows:

	December 31,
(in millions)	2021	2020
Land, buildings and leasehold improvements	$376	$351
Equipment	745	657
Furniture and fixtures	72	76
Transportation equipment	69	71
Property and equipment, gross	1,262	1,155
Less accumulated depreciation	(765)	(673)
Property and equipment, net	$497	$482

Property and equipment depreciation expense was as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Depreciation expense	$147	$134	$128

8. Goodwill and Other Identifiable Intangible Assets

As of December 31, 2021, the Company has approximately $4,943 million of other identifiable intangible assets. Amortization expense associated with other identifiable definite-lived intangible assets was as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Amortization expense	$1,117	$1,153	$1,074

Estimated amortization expense for existing other identifiable intangible assets is expected to be approximately $826 million, $748 million, $651 million, $546 million and $409 million for the years ending December 31, 2022, 2023, 2024, 2025 and 2026, respectively. Estimated amortization expense can be affected by various factors, including future acquisitions or divestitures of service and/or licensing and distribution rights or impairments.

The following is a summary of other identifiable intangible assets:

	December 31, 2021			December 31, 2020

(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived other identifiable intangible assets:
Client relationships and backlog	$5,193	$(2,024)	$3,169	$5,095	$(1,745)	$3,350
Trademarks, trade name and other	550	(241)	309	544	(212)	332
Databases	1,889	(1,853)	36	1,930	(1,629)	301
Software and related assets	2,637	(1,213)	1,424	2,109	(915)	1,194
Non-compete agreements	17	(12)	5	28	(18)	10
	$10,286	$(5,343)	$4,943	$9,706	$(4,519)	$5,187
Indefinite-lived other identifiable intangible assets:
Trade name	$—	$—	$—	$18	$—	$18

The following is a summary of goodwill by segment for the years ended December 31, 2021 and 2020:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2019	$10,374	$1,646	$139	$12,159
Business combinations	86	29	—	115
Impact of foreign currency fluctuations and other	404	(29)	5	380
Balance as of December 31, 2020	10,864	1,646	144	12,654
Business combinations	874	160	26	1,060
Impact of foreign currency fluctuations and other	(401)	(4)	(8)	(413)
Balance as of December 31, 2021	$11,337	$1,802	$162	$13,301

There were no goodwill impairment losses for the years ended December 31, 2021, 2020 and 2019.

9. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
(in millions)	2021	2020
Compensation, including bonuses, fringe benefits and payroll taxes	$946	$852
Restructuring	30	53
Interest	56	55
Client contract related	884	849
Professional fees	102	92
Contingent consideration and deferred purchase price	31	59
Other	311	272
	$2,360	$2,232

10. Credit Arrangements

The following is a summary of the Company’s revolving credit facilities as of December 31, 2021:

Facility	Interest Rates
$1,500 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 1.25% as of December 31, 2021
$110 million (receivables financing facility)	LIBOR Market Index Rate (0.10% as of December 31, 2021) plus 0.90%

The following table summarizes the Company’s debt at the dates indicated:

	December 31,
(dollars in millions)	2021	2020
Revolving Credit Facility due 2026:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of 1.35%	$100	$—
Senior Secured Credit Facilities:
Term A Loan due 2023—U.S. Dollar	—	728
Term A Loan due 2023—U.S. Dollar	—	766
Term A Loan due 2026—U.S. Dollar LIBOR at average floating rates of 1.47%	1,415	—
Term A Loan due 2023—Euro	—	400
Term A Loan due 2026—Euro LIBOR at average floating rates of 1.25%	351	—
Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 1.85%	510	535
Term B Loan due 2024—Euro LIBOR at average floating rates of 2.00%	1,242	1,413
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 1.85%	670	726
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 1.97%	860	926
Term B Loan due 2025—Euro LIBOR at average floating rates of 2.00%	592	697
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	476	515
3.25% Senior Notes due 2025—Euro denominated	—	1,748
2.25% Senior Notes due 2028—Euro denominated	817	883
2.875% Senior Notes due 2028—Euro denominated	807	872
1.750% Senior Notes due 2026—Euro denominated	624	—
2.250% Senior Notes due 2029—Euro denominated	1,021	—
Receivables financing facility due 2022—U.S. Dollar LIBOR	—	240
Receivables financing facility due 2024—U.S. Dollar LIBOR at average floating rates of 1.00%	550	—
Principal amount of debt	12,185	12,600
Less: unamortized discount and debt issuance costs	(60)	(67)
Less: current portion	(91)	(149)
Long-term debt	$12,034	$12,384

Contractual maturities of long-term debt as of December 31, 2021 are as follows:

(in millions)
2022	$91
2023	91
2024	2,392
2025	2,690
2026	3,178
Thereafter	3,743
$12,185

Senior Secured Credit Facilities

2021 Financing Transactions

On August 25, 2021, we entered into Amendment No. 9 (the “Amendment”) to the Company’s Fourth Amended and Restated Credit Agreement (the “Prior Credit Agreement,” and together with the Amendment, the "Fifth Amended and Restated Credit Agreement") to (i) extend the maturity of our revolving credit facility to 2026, (ii) refinance our existing term A loans with a new class of term A loans that mature in 2026 and (iii) add IQVIA RDS Inc. as a borrower under our various senior secured credit facilities (collectively, the “senior secured credit facilities”). In connection with this Amendment, we recognized a $2 million loss on extinguishment of debt, which includes fees and related expenses.

On September 14, 2021, we repaid $250 million of our term B loans under the senior secured credit facilities using the proceeds from the increased loans under our receivables financing facility.

As of December 31, 2021, the Company’s Fifth Amended and Restated Credit Agreement provided financing through the senior secured credit facilities of up to approximately $7,140 million, which consisted of $5,740 million principal amounts of debt outstanding (as detailed in the table above), and $1,400 million of available borrowing capacity on the $1,500 million revolving credit facility and standby letters of credit. The revolving credit facility is comprised of a $675 million senior secured revolving facility available in U.S. dollars, a $600 million senior secured revolving facility available in U.S. dollars, Euros, Swiss Francs and other foreign currencies, and a $225 million senior secured revolving facility available in U.S. dollars and Yen.

2020 Financing Transactions

As of December 31, 2020, the Prior Credit Agreement provided financing through the senior secured credit facilities of up to approximately $7,692 million, which consisted of $6,192 million principal amounts of debt outstanding (as detailed in the table above), $4 million of issued standby letters of credit and $1,496 million of available borrowing capacity on the revolving credit facility.

On March 11, 2020, the Company entered into Amendment No. 7 to the Prior Credit Agreement to borrow $900 million in additional U.S. Dollar denominated term A loans due 2023 (the “TLA-2 Loans”) and, on March 30, 2020, entered into Amendment No. 8 to the Prior Credit Agreement to amend certain terms of the TLA-2 Loans. The TLA-2 Loans bear interest based on the U.S. Dollar LIBOR plus a margin ranging from 1.500% to 2.250%, with a U.S. Dollar LIBOR floor of 1.000% per annum. The proceeds from the TLA-2 Loans were used to repay outstanding revolving credit loans under the Company's senior secured credit facilities. On March 30, 2020, the Company prepaid $100 million of the TLA-2 loans.

Senior Notes

2021 Financing Transactions

On March 3, 2021, IQVIA Inc. (the “Issuer”), a wholly owned subsidiary of the Company, completed the issuance and sale of €1,450 million in gross proceeds of the Issuer's (i) €550 million aggregate principal amount of its 1.750% Senior Notes due 2026 (the “2026 Notes”) and (ii) €900 million aggregate principal amount of its 2.250% Senior Notes due 2029 (the “2029 Notes” and, together with the 2026 Notes, the “Notes”). The Notes were issued pursuant to an Indenture, dated March 3, 2021, among the Issuer, U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer as guarantors. The 2026 Notes are unsecured obligations of the Issuer, will mature on March 15, 2026 and bear interest at the rate of 1.750% per year, with interest payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2021. The 2029 Notes are unsecured obligations of the Issuer, will mature on March 15, 2029 and bear interest at the rate of 2.250% per year, with interest payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2021. The Issuer may redeem (i) the 2026 Notes prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to March 15, 2023 (subject to a customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 0.875% to 0.000% and (ii) the 2029 Notes prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to March 15, 2024 (subject to a customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 1.125% to 0.000%. The Issuer may choose to redeem the 2026 Notes and the 2029 Notes, either together or separately, on a non-ratable basis. The proceeds from the Notes offering were used to redeem all of the Issuer’s outstanding 3.250% senior notes due 2025 (the “3.250% Notes”), including the payment of premiums in respect thereof and to pay fees and expenses related to the Notes offering. The Issuer’s obligations with respect to the 3.250% Notes were discharged on the same day as the Issuer completed the issuance of the Notes. In connection with this transaction, we recognized a $24 million loss on extinguishment of debt, which includes fees and related expenses.

2020 Financing Transactions

On June 24, 2020, the Issuer completed the issuance and sale of €711 million in gross proceeds of the Issuer’s 2.875% senior notes due 2028 (the “2.875% Notes”). The 2.875% Notes were issued pursuant to an Indenture, dated June 24, 2020, among the Issuer, U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer as guarantors. The 2.875% Notes are unsecured obligations of the Issuer, will mature on June 15, 2028 and bear interest at the rate of 2.875% per year, with interest payable semiannually on June 15 and December 15 of each year, beginning on December 15, 2020. The Issuer may redeem the 2.875% Notes prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to June 15, 2023 (subject to a customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 1.438% to 0.000%. The proceeds from the 2.875% Notes offering were used to redeem all of the Issuer’s outstanding 3.500% senior notes due 2024 (the “3.500% Notes”), including the payment of premiums in respect thereof, to repay a portion of the existing borrowings under the Issuer’s revolving credit facility and to pay fees and expenses related to the offering. The Issuer’s obligations with respect to the 3.500% Notes were discharged on the same day as the Issuer completed the issuance of the 3.500% Notes, and the 3.500% Notes were redeemed on July 9, 2020.

Receivables Financing Facility

On August 13, 2021, the Company amended its receivables financing facility (the “Receivables Amendment”) to extend the term of the facility to October 1, 2024 and to increase the size of the facility to $550 million from $300 million. Under the receivables financing facility, certain of our accounts receivable are sold on a non-recourse basis by certain of our consolidated subsidiaries (each, an “Originator”) to another of our consolidated subsidiaries, a bankruptcy-remote special purpose entity (the “SPE”). The SPE obtained a term loan and revolving loan commitment from a third-party lender, secured by liens on the assets of the SPE, to finance the purchase of the accounts receivable, which includes a $440 million term loan and a $110 million revolving loan commitment. Pursuant to the Receivables Amendment, we also added three additional subsidiaries as Originators. As of December 31, 2021, no additional amounts of revolving loans were available under the receivables financing facility. The Company has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under the receivables financing facility. The assets of the SPE are not available to satisfy any of the Company’s obligations or any obligations of its subsidiaries.

On November 25, 2020, the Company amended its receivables financing facility to exclude certain of its accounts receivable from the facility.

Restrictive Covenants

The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the Fifth Amended and Restated Credit Agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the Fifth Amended and Restated Credit Agreement, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. As of December 31, 2021, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.

11. Leases

The Company has operating leases for corporate offices, datacenters, motor vehicles and certain equipment, many of which contain renewal and escalation clauses. These operating leases expire at various dates through 2036 with options to cancel certain leases at various intervals. The Company also has finance leases for offices and lab spaces that expire at various dates through 2044. Based on the timing of payments on the finance leases the cash flow impact is not material for the years ended December 31, 2021, 2020 and 2019.

The components of lease expense were as follows:

(in millions)	Classification	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost (1)	Selling, general and administrative expenses	$184	$209	$193
Finance lease cost (1)	Depreciation and amortization, and Interest expense	10	6	—
Total lease cost		$194	$215	$193
(1) Includes variable lease costs, which are immaterial.

Other information related to leases was as follows:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Supplemental Cash Flow:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$175	$211	$195
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$81	$109	$96
Finance leases	$44	$119	$—
Weighted Average Remaining Lease Term:
Operating leases	4.53 years	4.58 years	5.01 years
Finance leases	21.28 years	24.00 years	—
Weighted Average Discount Rate:
Operating leases	3.36%	3.78%	4.22%
Finance leases	2.70%	3.18%	—

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

(in millions)	Operating Leases	Finance Leases
2022	$143	$10
2023	114	10
2024	86	10
2025	70	10
2026	33	10
Thereafter	48	201
Total future minimum lease payments	494	251
Less imputed interest	(41)	(65)
Total	$453	$186
Reported as of December 31, 2021:
Other current liabilities	$140	$9
Operating lease liabilities	313	—
Other liabilities	—	177
Total	$453	$186
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

On July 23, 2015, indictments were issued by the Seoul Central District Prosecutors’ Office in South Korea against 24 individuals and companies alleging improper handling of sensitive health information in violation of, among others, South Korea’s Personal Information Protection Act. IMS Korea and two of its employees were among the individuals and organizations indicted. Although there is no assertion that IMS Korea used patient identified health information in any of its offerings, prosecutors allege that certain of IMS Korea’s data suppliers should have obtained patient consent when they converted sensitive patient information into non-identified data and that IMS Korea had not taken adequate precautions to reduce the risk of re-identification. On February 14, 2020, the Seoul Central District Court acquitted IMS Korea and its two employees of the charges of improper handling of sensitive health information, and the Prosecutor's Office appealed. On December 23, 2021, the appellate court affirmed the judgment of the Seoul Central District Court. The Prosecutor's Office has appealed to the Supreme Court. The Company intends to vigorously defend its position on appeal.

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

On May 7, 2021, the Court issued an order and opinion (the “Order”) in which it found significant evidence that Veeva had (1) misappropriated IQVIA data and unlawfully used it to improve Veeva data offerings, (2) engaged in a cover-up by deleting significant evidence of its theft of IQVIA’s trade secrets, and (3) improperly withheld certain evidence in furtherance of a crime and/or fraud against IQVIA. The Court imposed five sanctions against Veeva, including ordering three separate adverse inference instructions be issued to the jury and that IQVIA be permitted to present evidence to the jury of Veeva’s destruction efforts. Veeva is currently appealing the Order.

13. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued and outstanding as of December 31, 2021 or 2020.

Equity Repurchase Program

On October 30, 2013, the Board first approved the Repurchase Program, authorizing the repurchase of up to $125 million of either the Company’s common stock or vested in-the-money employee stock options, or a combination thereof. The Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of the Company's common stock by $600 million, $1.5 billion, $2.0 billion, $1.5 billion, and $2.0 billion, in 2015, 2016, 2017, 2018, and 2019 respectively. On February 10, 2022 the Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of the Company's common stock by an additional $2.0 billion, which increased the total amount that has been authorized under the Repurchase Program to $9.725 billion. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock or vested in-the- money employee stock options, and it may be modified, extended, suspended or discontinued at any time.

As of December 31, 2021, the Company had remaining authorization to repurchase up to approximately $0.5 billion of its common stock under the Repurchase Program. The February 10, 2022 $2.0 billion increase in the stock repurchase authorization, increased the remaining authorization to repurchase common stock under the Repurchase Program up to approximately $2.5 billion. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

2021 Offerings

There were no equity offerings during the year.

2020 Offerings

There were no equity offerings during the year.

2019 Offerings

In March 2019, the Company completed an underwritten secondary public offering of 5 million shares of its common stock held by certain of the Company’s remaining private equity sponsors (the “Selling Stockholders”), of which the Company repurchased 1 million shares for an aggregate purchase price of approximately $140.8 million. The Company did not offer any stock in this transaction and did not receive any proceeds from the sale of the shares by the Selling Stockholders. Pursuant to an agreement with the underwriters, the Company’s per-share purchase price for repurchased shares was the same as the per share purchase price payable by the underwriters to the Selling Stockholders.

Other Equity Repurchases

On February 13, 2020, the Company agreed to purchase at market price an aggregate of 1 million shares of its common stock, par value $0.01 per share, in a private transaction from certain of its existing shareholders (the “February 2020 Repurchase”). In addition to the February 2020 Repurchase, certain of the Company’s remaining private equity sponsors informed the Company that they have sold 4 million shares of the Company’s common stock pursuant to Rule 144 under the Securities Act of 1933, as amended, for a total of 5 million shares.

In August 2019, the Company agreed to purchase an aggregate of 1 million shares of its common stock, par value $0.01 per share, in a private transaction from certain of its existing shareholders (the “Repurchase”). In addition to the Repurchase, certain of the Company’s remaining private equity sponsors informed the Company that they have sold 4 million shares of the Company’s common stock pursuant to Rule 144 under the Securities Act of 1933, as amended, for a total of 5 million shares.

Summary

Below is a summary of the share repurchases made both under and outside of the Repurchase Program:

	Year Ended December 31,
(in millions, except per share data)	2021	2020	2019
Number of shares of common stock repurchased	1.7	2.7	6.6
Aggregate purchase price	$395	$423	$945
Average price per share	$238.22	$155.63	$143.02

Non-controlling Interests

On April 1, 2021 the Company acquired the 40% non-controlling interest in Q2 Solutions, a fully consolidated subsidiary, from Quest Diagnostics Incorporated ("Quest") for approximately $758 million, financed with cash on hand. The transaction resulted in the Company having 100% ownership in Q2 Solutions. As of December 31, 2021, the Company had no other material non-controlling interests.

14. Business Combinations

The Company completed several individually immaterial acquisitions during the year ended December 31, 2021. The Company’s assessment of fair value, including the valuation of certain acquired intangibles, and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The Company recorded goodwill from these acquisitions, primarily attributable to assembled workforce and expected synergies. The consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented as pro forma results of operations would not be materially different to the actual results of operations of the Company.

The following table provides certain financial information for these acquisitions:

	Year Ended December 31,
(in millions)	2021	2020
Assets acquired:
Cash and cash equivalents	$40	$10
Other assets	75	22
Goodwill	1,060	115
Other identifiable intangibles	576	101
Liabilities assumed:
Other liabilities	(62)	(9)
Deferred income taxes, long-term	(147)	(5)
Net assets acquired (1)	$1,542	$234
(1) Total cash paid for acquisitions, net of cash acquired, in the accompanying consolidated statements of cash flows, includes contingent consideration and deferred purchase price of $44 million and $47 million for the years ended December 31, 2021 and 2020, respectively.
The portion of goodwill deductible for income tax purposes was preliminarily assessed as $503 million and $99 million for the years ended December 31, 2021 and 2020, respectively.

The following table provides a summary of the estimated fair value of certain intangible assets acquired:

					Year Ended December 31,
(in millions)	Amortization Period				2021	2020
Other identifiable intangibles:
Customer relationships	10	-	18	years	$393	$90
Non-compete agreements	3	-	5	years	2	2
Software and related assets	3	-	8	years	133	8
Trade names	3	-	15	years	31	1
Backlog			2	years	17	—
Total Other identifiable intangibles					$576	$101

15. Restructuring

The Company has continued to take restructuring actions in 2021 to align its resources and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These actions include consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements. These restructuring actions are expected to continue into 2022.

The management approved plans resulted in approximately $20 million, $52 million and $75 million of restructuring expense, net of reversals, which consisted of severance, facility closure costs and other exit-related costs in 2021, 2020, and 2019, respectively.

The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs	Exit Costs	Total
Balance as of December 31, 2019	$64	$3	$67
Expense, net of reversals	52	—	52
Payments	(67)	(1)	(68)
Foreign currency translation and other	2	—	2
Balance as of December 31, 2020	$51	$2	$53
Expense, net of reversals	20	—	20
Payments	(40)	(1)	(41)
Foreign currency translation and other	(1)	(1)	(2)
Balance as of December 31, 2021	$30	$—	$30

The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects the majority of the restructuring accruals as of December 31, 2021 will be paid in 2022.

16. Income Taxes

The components of income before income taxes and equity in earnings (losses) of unconsolidated affiliates are as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Domestic	$(73)	$(649)	$(504)
Foreign	1,201	1,022	856
	$1,128	$373	$352

The components of income tax expense attributable to continuing operations are as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Current expense:
Federal and state	$16	$—	$11
Foreign	293	244	248
	309	244	259
Deferred (benefit) expense:
Federal and state	(106)	(161)	(109)
Foreign	(40)	(11)	(34)
	(146)	(172)	(143)
	$163	$72	$116

The differences between the Company’s consolidated income tax expense attributable to continuing operations and the expense computed at the United States statutory income tax rate of 21% were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Federal income tax expense at statutory rate	$237	$78	$74
State and local income taxes, net of federal effect	2	19	—
Research and development	(14)	(14)	(21)
United States taxes recorded on foreign earnings(*)	(29)	2	9
Tax contingencies	3	(5)	27
Foreign Derived Intangible Income (“FDII”)	(34)	(8)	20
Foreign rate differential	17	25	26
Equity compensation	(23)	(29)	(14)
Non-taxable gain on acquisition adjustment	—	6	(5)
Non-controlling interest	—	(5)	(6)
Other	4	3	6
	$163	$72	$116
(*) Includes impact of GILTI, and other U.S. taxes on foreign earnings.

In 2021, the Company recorded a benefit of $29 million related to a 2020 U.S. Federal tax return position associated with Foreign Derived Intangible Income (“FDII”) and GILTI tax credits. Also in 2021, the Company recorded a $9 million tax expense as a result of the U.S. Treasury Department issuing final regulations on Foreign Tax Credits.

In 2020, the U.S. Treasury Department issued final regulations regarding FDII and GILTI. The Company has determined it will elect the GILTI high tax exception as allowed by the final regulations and has amended its 2018 U.S. Federal consolidated income tax returns and plans to amend its 2019 U.S. Federal consolidated income tax returns resulting in a favorable impact of $26 million, which the Company recorded in 2020.

In 2019 the U.S. Treasury Department issued final regulations on the transition tax and proposed regulations on FDII, which was introduced by the Tax Act enacted by the U.S. government on December 22, 2017. The Tax Act is comprehensive legislation that includes provisions that lower the federal corporate income tax rate from 35% to 21% beginning in 2018 and imposes a one-time transition tax on undistributed foreign earnings. The final regulations related to the transition tax did not have a material impact on the Company. As a result of the proposed FDII guidance, which was subsequently finalized in 2020, the Company reversed the tax benefit originally recorded in 2018 by recording a tax expense of $25 million for this impact in 2019.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $4,260 million as of December 31, 2021. With the enactment of the Tax Act, the Company does not consider any of its foreign earnings as indefinitely reinvested.

The income tax effects of temporary differences from continuing operations that give rise to significant portions of deferred income tax assets (liabilities) are presented below:

	December 31,
(in millions)	2021	2020
Deferred income tax assets:
Net operating loss and capital loss carryforwards	$212	$231
Tax credit carryforwards	375	369
Accrued expenses and unearned income	59	54
Employee benefits	212	228
Lease liability	92	139
Foreign exchange on debt instruments	—	143
U.S. interest expense limitation	62	75
Other	64	64
Total deferred income tax assets	1,076	1,303
Valuation allowance for deferred income tax assets	(294)	(306)
Total deferred income tax assets (net of valuation allowance)	782	997
Deferred income tax liabilities:
Amortization and depreciation	(898)	(1,038)
Lease right-of-use assets	(81)	(133)
Foreign exchange on debt instruments	(36)	—
Other	(53)	(50)
Total deferred income tax liabilities	(1,068)	(1,221)
Net deferred income tax liabilities	$(286)	$(224)

During 2021 the net deferred tax liabilities increased mainly due to foreign exchange revaluations of debt instruments offset by a decrease in deferred tax liabilities mainly due to amortization of intangibles related to the merger between Quintiles and IMS Health.

The Company had federal, state and local, and foreign tax loss carryforwards and tax credits, the tax effect of which was $631 million as of December 31, 2021. Of this amount, $22 million has an indefinite carryforward period, and the remaining $609 million expires at various times beginning in 2022. Some of the federal losses are subject to limitations under the Internal Revenue Code, however, management expects these losses to be utilized during the carryforward periods.

In 2021, the Company decreased its valuation allowance by $12 million to $294 million as of December 31, 2021 from $306 million as of December 31, 2020. The valuation allowance decreased primarily due to current year state tax expenses on foreign exchange revaluations on debt instruments and in use of U.S. state net operating losses. The valuation allowance increased primarily due to branch basket foreign tax credits that the Company has determined are not more likely than not to be used before their expiration.

A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits is presented below:

	Year Ended December 31,
(in millions)	2021	2020	2019
Balance as of January 1,	$118	$120	$94
Additions based on tax positions related to the current year	7	5	5
Additions for income tax positions of prior years	16	15	33
Impact of changes in exchange rates	(3)	3	—
Settlements with tax authorities	(2)	(2)	(1)
Reductions for income tax positions of prior years	(11)	(16)	(6)
Reductions due to the lapse of the applicable statute of limitations	(9)	(7)	(5)
Balance as of December 31,	$116	$118	$120

As of December 31, 2021, the Company had total gross unrecognized income tax benefits of $116 million associated with over 100 jurisdictions in which the Company conducts business that, if recognized, would reduce the Company’s effective income tax rate.

The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of income. In 2021, 2020 and 2019, the amount of interest and penalties recorded as an addition to income tax expense in the accompanying consolidated statements of income was $0 million, $3 million and $2 million, respectively. As of December 31, 2021, and 2020, the Company had accrued approximately $19 million and $21 million, respectively, of interest and penalties.

The Company believes that it is reasonably possible that a decrease of up to $22 million in gross unrecognized income tax benefits for federal, state and foreign exposure items may be necessary within the next 12 months due to lapse of statutes of limitations or uncertain tax positions being effectively settled. The Company believes that it is reasonably possible that a decrease of up to $21 million in gross unrecognized income tax benefits for foreign items may be necessary within the next 12 months due to payments. For the remaining uncertain income tax positions, it is difficult at this time to estimate the timing of the resolution.

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

United States	2017-2020
India	2006-2021
Japan	2019-2020
United Kingdom	2019-2020
Switzerland	2016-2020

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

The following table summarizes changes in the benefit obligation, the plan assets and the funded status of the pension benefit plans:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31,
(in millions)	2021	2020	2021	2020
Obligation and funded status:
Change in benefit obligation:
Projected benefit obligation at beginning of year	$481	$401	$693	$591
Service costs	14	13	29	29
Interest cost	11	12	6	8
Actuarial losses	(7)	65	(25)	60
Business combinations	—	—	4	—
Benefits paid	(11)	(10)	(23)	(18)
Contributions	—	—	2	2
Amendments	—	—	(2)	(1)
Settlements	—	—	(7)	(7)
Foreign currency fluctuations and other	—	—	(25)	29
Projected benefit obligation at end of year	488	481	652	693
Change in plan assets:
Fair value of plan assets at beginning of year	455	401	475	418
Actual return on plan assets	76	61	26	38
Contributions	4	3	26	27
Benefits paid	(11)	(10)	(23)	(18)
Settlements	—	—	(7)	(7)
Business combinations	—	—	3	—
Foreign currency fluctuations and other	—	—	(6)	17
Fair value of plan assets at end of year	524	455	494	475
Funded status	$36	$(26)	$(158)	$(218)

The following table summarizes the amounts recognized in the consolidated balance sheets related to the pension benefit plans:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31,
(in millions)	2021	2020	2021	2020
Deposits and other assets	$83	$23	$39	$7
Accrued expenses	$3	$2	$10	$15
Other liabilities	$44	$47	$187	$210
AOCI	$29	$(21)	$(24)	$(65)

As of December 31, 2021, the benefit obligation and amount recognized in AOCI for other postretirement benefits were immaterial.

The following table summarizes the accumulated benefit obligation for all pension benefit plans:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31,
(in millions)	2021	2020	2021	2020
Accumulated benefit obligation	$482	$474	$608	$654

The following table provides the information for pension plans with an accumulated benefit obligation in excess of plan assets and projected benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31
(in millions)	2021	2020	2021	2020
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$50	$52	$222	$572
Fair value of plan assets	$5	$5	$67	$384
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$52	$53	$282	$610
Fair value of plan assets	$5	$5	$85	$386

The components of net periodic benefit cost changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

	Pension Benefits
	United States Plans			Non-United States Plans
	Year Ended December 31,
(in millions)	2021	2020	2019	2021	2020	2019
Service cost	$14	$13	$12	$29	$29	$25
Interest cost	11	12	14	6	8	9
Expected return on plan assets	(32)	(30)	(25)	(20)	(18)	(16)
Amortization of actuarial losses	—	—	—	1	1	—
Curtailment gain	—	—	—	—	—	(5)
Settlement gain	—	—	—	1	—	—
Net periodic benefit cost	(7)	(5)	1	17	20	13
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Actuarial (gain) loss – current years	(50)	34	(2)	(39)	35	32
Prior service cost - current year	—	—	—	(2)	—	—
Curtailment gain - current year	—	—	—	—	—	5
Total recognized in other comprehensive income	(50)	34	(2)	(41)	35	37
Total recognized in net periodic benefit cost and other comprehensive income	$(57)	$29	$(1)	$(24)	$55	$50

All components of net periodic benefit cost other than service cost are recorded in other income, net on the accompanying consolidated statements of income. Gain (losses) affecting the benefit obligation for the period ending December 31, 2021 was primarily related to the change in discount rate.

Assumptions

The weighted average assumptions used to determine net periodic benefit cost were as follows for the years ended December 31:

	Pension Benefits
	United States Plans			Non-United States Plans
	2021	2020	2019	2021	2020	2019
Discount rate	2.84%	3.52%	4.42%	1.00%	1.45%	1.99%
Rate of compensation increases	3.00%	3.00%	3.00%	2.55%	2.78%	4.54%
Expected return on plan assets	7.23%	7.42%	7.67%	3.92%	3.91%	4.02%

The weighted average assumptions used to determine benefit obligations were as follows as of December 31:

	Pension Benefits
	United States Plans		Non-United States Plans
	2021	2020	2021	2020
Discount rate	3.08%	2.84%	1.42%	1.02%
Rate of compensation increases	3.00%	3.00%	2.57%	2.55%

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

As of December 31, 2021, the Company’s health care cost trend rate for the next seven years was assumed to be 7.0% and the assumed ultimate cost trend rate was 4.5%. The Company assumed that ultimate cost trend rate is reached in 2027.

Assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. A one-percentage- point change in assumed health care cost trend rates as of December 31, 2021 would have a de minimis effect on the total of service and interest cost and on the accumulated postretirement benefit obligation.

Plan Assets

The Company’s pension plan target asset allocations and weighted average asset allocations, by asset category, were as follows:

		Plan Assets as of December 31,
	Target	United States Plans		Non-United States Plans		Total
Asset Category	Allocation	2021	2020	2021	2020	2021	2020
Equity securities	45-65%	71.13%	71.15%	41.29%	42.69%	56.65%	56.62%
Debt securities	10-30%	23.72	23.88	24.36	20.08	24.03	21.94
Real estate	0-5%	5.15	4.97	—	—	2.65	2.43
Other	10-30%	—	—	34.35	37.23	16.67	19.02
Total		100.00%	100.00%	100.00%	100.00%	100.00%	100.00%

The following table summarizes United States plan assets measured at fair value:

	December 31, 2021			December 31, 2020
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in millions)
Domestic equities	$34	$—	$34	$29	$—	$29
International equities	10	—	10	9	—	9
Corporate bonds	75	—	75	65	—	65
Real estate	27	—	27	23	—	23
Total assets in the fair value hierarchy	146	—	146	126	—	126
Common/collective trusts measured at net asset value (“NAV”)(1)	—	—	378	—	—	329
Total	$146	$—	$524	$126	$—	$455

The following table summarizes non-United States plan assets measured at fair value:

	December 31, 2021			December 31, 2020
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in millions)
International equities	$1	$56	$57	$3	$66	$69
Debt issued by national, state or local government	3	118	121	3	93	96
Investments funds	—	10	10	—	10	10
Insurance contracts	—	160	160	—	171	171
Other	3	7	10	—	6	6
Total assets in the fair value hierarchy	7	351	358	6	346	352
Assets measured at NAV(1)	—	—	136	—	—	123
Total	$7	$351	$494	$6	$346	$475
(1) Certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above plan asset tables are intended to permit reconciliation of the fair value of plan assets in the fair value hierarchy to the plan asset amounts presented in the above funded status table as of December 31, 2021 and 2020.

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

Investment Policies and Strategies

The Company invests primarily in a diversified portfolio of equity securities that provide for long-term growth within reasonable and prudent levels of risk. The asset allocation targets established by the Company are strategic and applicable to the plan’s long-term investing horizon. The portfolio is constructed and maintained to provide adequate liquidity to meet associated liabilities and minimize long-term expense and provide prudent diversification among asset classes in accordance with the principles of modern portfolio theory. The plan employs a diversified mix of actively managed investments around a core of passively managed index exposures in each asset class. Within each asset class, rapid market shifts, changes in economic conditions or an individual fund manager’s outlook may cause the asset allocation to fall outside the prescribed targets. The majority of the Company’s plan assets are measured quarterly against benchmarks established by the Company’s investment advisors and the Company’s Asset Management Committee, who review actual plan performance and have the authority to recommend changes as deemed appropriate. Assets are rebalanced periodically to their strategic targets to maintain the plan’s strategic risk/reward characteristics. The Company periodically conducts asset liability modeling studies to ensure that the investment strategy is aligned with the obligations of the plans and that the assets will generate income and capital growth to meet the cost of current and future benefits that the plans provide. The pension plans do not have investments in Company stock as of December 31, 2021 and 2020.

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

Cash Flows

Contributions

The Company expects to contribute approximately $33 million in required contributions to its pension and postretirement benefit plans during 2022. The Company may make additional contributions into its pension plans in 2022 depending on, among other factors, how the funded status of those plans change or in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts the Company may deem to be appropriate.

Estimated future benefit payments and subsidy receipts

The following benefit payments (net of expected participant contributions) for pension benefits are expected to be paid as follows:

(in millions)
2022	$44
2023	44
2024	47
2025	49
2026	54
Years 2027 through 2031	283
$521

Benefit payments (net of expected participant contributions) for other postretirement benefits are expected to be de minimis over the periods presented.

Defined Contribution Plans

Defined contribution or profit sharing plans are offered in various countries in which the Company operates. In some cases, these plans are required by local laws or regulations.

In the United States, the Company has a 401(k) plan under which the Company matches employee deferrals at varying percentages and specified limits of the employee’s salary. In 2021, 2020, and 2019, the Company expensed $60 million, $48 million and $56 million, respectively, related to matching contributions.

Certain key executives of the Company participate in an unfunded defined contribution executive retirement plan, assumed in the merger between Quintiles and IMS Health, which was frozen to additional accruals for future service contributions in 2012. Participants continue to receive an annual investment credit based on the average of the annual yields at the end of each month on the AA-AAA rated 10 plus year maturity component of the Merrill Lynch United States Corporate Bond Master Index.

Plans Accounted for as Postretirement Benefits

The Company provides certain executives with postretirement medical, dental and life insurance benefits. These benefits are individually negotiated arrangements in accordance with their individual employment arrangements. The above tables do not include the Company’s expense or obligation associated with providing these benefits. The obligation related to these benefits as of December 31, 2021, and the Company’s expense for the year then ended, were not material.

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

The Company recognized stock-based compensation expense of $170 million, $95 million and $146 million in 2021, 2020, and 2019, respectively. Stock-based compensation expense is included in selling, general and administrative expenses on the accompanying consolidated statements of income. The associated future income tax benefit recognized was $26 million, $14 million and $22 million in 2021, 2020, and 2019, respectively. As of December 31, 2021, there was approximately $149 million of total unrecognized stock-based compensation expense related to outstanding non-vested stock-based compensation arrangements, which the Company expects to recognize over a weighted average period of 0.97 years.

As of December 31, 2021, there were 10.0 million shares available for future grants under all of the Company’s stock incentive plans.

The Company used the following assumptions when estimating the value of the stock-based compensation for stock options and SARs issued as follows:

	Year Ended December 31,
	2021	2020	2019
Expected volatility	27 – 31%	23 – 31%	23 – 24%
Weighted average expected volatility	29%	23%	23%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	3.6 – 6.6	3.2 – 6.2	3.7 – 6.7
Risk-free interest rate	0.28 – 1.40%	0.17 –1.41%	1.55 – 2.56%

Stock Options

The option price is determined by the Board at the date of grant and the options expire 10 years from the date of grant. All outstanding stock options are fully vested.

The Company’s stock option activity in 2021 is as follows:

(in millions, except number of options and exercise price)	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	532,627	$48.42	$70
Exercised	(160,966)	40.88
Outstanding as of December 31, 2021	371,661	$51.69	$86

The total intrinsic value of options exercised was approximately $29 million, $120 million and $124 million in 2021, 2020 and 2019, respectively. The Company received cash of approximately $7 million, $25 million and $36 million in 2021, 2020, and 2019, respectively, from options exercised.

The weighted average remaining contractual life of the options outstanding and exercisable as of December 31, 2021 is 2.7 years. The total aggregate intrinsic value of the exercisable stock options as of December 31, 2021 was approximately $86 million.

Stock Appreciation Rights – Stock Settled

The exercise price of the stock-settled SARs (“SSRs”) is equal to the closing market price of the Company’s common stock as of the grant date and expire on the tenth anniversary of the date of grant. The SSRs are eligible to vest in three equal annual installments on each of the first three anniversaries of the date of grant.

The Company’s SSR activity in 2021 is as follows:

(in millions, except number of SSRs and exercise price)	Number of SSRs	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	4,241,342	$112.66	$282
Granted	494,929	184.96
Exercised	(695,195)	103.06
Canceled	(86,183)	152.10
Outstanding as of December 31, 2021	3,954,893	$122.54	$632

The total intrinsic value of SSRs exercised was approximately $81 million, $73 million and $47 million in 2021, 2020 and 2019, respectively.

The weighted average remaining contractual life of the SSRs outstanding and exercisable as of December 31, 2021 is 6.7 years and 5.8 years, respectively. The total aggregate intrinsic value of the exercisable SSRs and the SSRs expected to vest as of December 31, 2021 was approximately $625 million.

Performance Awards

The Company awarded performance awards that contain service, performance-based and/or market-based vesting criteria. Vesting occurs if the recipient remains employed and depends on the degree to which performance goals are achieved during the three-year performance period (as defined in the award agreements).

The Company’s performance award activity in 2021 is as follows:

	Number of Performance Awards	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2020	786,165	$136.96
Granted	248,019	202.66
Additional goal achievement shares	303,128	104.29
Vested	(631,215)	103.96
Canceled	(35,937)	168.49
Outstanding as of December 31, 2021	670,160	$175.89

As of December 31, 2021, there are 670,160 performance awards outstanding with an intrinsic value of approximately $189 million.

Restricted Stock Units – Stock Settled

The Company’s RSUs will settle in shares of the Company’s common stock within 45 days of the applicable vesting date. In general, RSUs granted to employees vest either (i) one-third per year beginning on the first anniversary of the grant date; (ii) 50% on the second anniversary of the date of grant and 25% on the third and fourth anniversary of the date of grant or (iii) 100% at the end of the three-year period following the grant date. Members of the Company’s board of directors receive RSUs that are fully vested when granted.

The Company’s RSU activity in 2021 is as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2020	573,090	$143.23
Granted (1)	536,199	196.91
Vested	(214,084)	128.85
Canceled	(74,419)	170.29
Outstanding as of December 31, 2021	820,786	$179.59
(1) Pursuant to the IQVIA Holdings Inc. Non-Employee Director Deferral Plan (the “Director Deferral Plan”), non-employee directors may elect to defer receipt of their cash retainers. If a director elects to defer his or her retainer, he or she will instead be credited with that value in deferred shares under the Director Deferral Plan. Deferred shares become payable in Company common stock following a termination of the director’s Board service or the director’s death, or upon a change in control of the Company. The Company granted 1,017 deferred RSUs in 2021.

As of December 31, 2021, there are 820,786 RSUs outstanding with an intrinsic value of approximately $232 million.

Stock Appreciation Rights – Cash Settled

The Company’s cash settled SARs (“CSRs”) require the Company to settle in cash an amount equal to the difference between the fair value of the Company’s common stock on the date of exercise and the grant price, multiplied by the number of CSRs being exercised. These awards vest one- third per year beginning on the first anniversary of the date of grant.

As of December 31, 2021, 2020 and 2019, the weighted average fair value per share of the CSRs granted was $216.87, $112.10 and $99.27, respectively. The Company paid approximately $1 million, $4 million and $7 million to settle exercised CSRs in 2021, 2020, and 2019, respectively.

The weighted average remaining contractual life of the CSRs outstanding and exercisable as of December 31, 2021 is 3.5 years and 3.1 years, respectively. The total aggregate intrinsic value of the exercisable CSRs and the CSRs expected to vest as of December 31, 2021 was approximately $28 million.

Restricted Stock Units – Cash Settled

The Company’s cash settled RSUs (“Cash RSUs”) require the Company to settle in cash an amount equal to the fair value of the Company’s common stock on the vest date multiplied by the number of vested Cash RSUs. These awards vest either (i) 100% at the end of the three-year period following the date of grant, or (ii) one-third per year beginning on the first grant date anniversary. As of December 31, 2021, there are 12,319 Cash RSUs outstanding with an intrinsic value of approximately $3.5 million.

Restricted Stock Awards

Restricted stock awards (“RSAs”) vest 25% on each of the second and third anniversaries of the grant date and 50% on the fourth anniversary of the date of grant. As of December 31, 2021, there are no RSAs outstanding.

Other

The Company sponsors a supplemental non-qualified deferred compensation plan, covering certain management employees, and maintains other statutory indemnity plans as required by local laws or regulations.

18. Related Party Transactions

The Company has entered into transactions with related parties that are not deemed to be material, including investments in unconsolidated affiliates that are discussed in Note 4.
19. Property, Equipment and Software by Geography

The following table represents the Company’s property, equipment and software, net, by geographic region, which is further broken down to show each country that accounts for 10% or more of the totals:

	December 31,
(in millions)	2021	2020
Property, equipment and software, net:
Americas:
United States	$1,573	$1,379
Other	69	66
Americas	1,642	1,445
Europe and Africa	218	161
Asia-Pacific	61	70
Total property, equipment and software, net	$1,921	$1,676

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

	Year Ended December 31,
(in millions)	2021	2020	2019
Revenues
Technology & Analytics Solutions	$5,534	$4,858	$4,486
Research & Development Solutions	7,556	5,760	5,788
Contract Sales & Medical Solutions	784	741	814
Total revenues	13,874	11,359	11,088
Costs of revenue, exclusive of depreciation and amortization
Technology & Analytics Solutions	3,278	2,900	2,663
Research & Development Solutions	5,303	3,974	3,936
Contract Sales & Medical Solutions	652	626	701
Total costs of revenue	9,233	7,500	7,300
Selling, general and administrative expenses
Technology & Analytics Solutions	798	742	722
Research & Development Solutions	777	738	711
Contract Sales & Medical Solutions	57	58	61
General corporate and unallocated	332	251	240
Total selling, general and administrative expenses	1,964	1,789	1,734
Segment profit
Technology & Analytics Solutions	1,458	1,216	1,101
Research & Development Solutions	1,476	1,048	1,141
Contract Sales & Medical Solutions	75	57	52
Total segment profit	3,009	2,321	2,294
General corporate and unallocated	(332)	(251)	(240)
Depreciation and amortization	(1,264)	(1,287)	(1,202)
Restructuring costs	(20)	(52)	(75)
Total income from operations	$1,393	$731	$777
21. Earnings Per Share

The following table reconciles the basic to diluted weighted average shares outstanding:

	Year Ended December 31,
(in millions, except per share data)	2021	2020	2019
Numerator:
Net income attributable to IQVIA Holdings Inc.	$966	$279	191
Denominator:
Basic weighted average common shares outstanding	191.4	191.3	195.1
Effect of dilutive stock options and share awards	3.6	3.7	4.5
Diluted weighted average common shares outstanding	195.0	195.0	199.6
Earnings per share attributable to common stockholders:
Basic	$5.05	$1.46	$0.98
Diluted	$4.95	$1.43	$0.96

Stock-based awards will have a dilutive effect under the treasury method when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Performance awards are included in diluted earnings per share based on if the performance targets have been met at the end of the reporting period.

For the years ended December 31, 2021, 2020, and 2019 the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions or the effect of including such stock-based awards in the computation would be anti-dilutive was: 0.1, 2.4, and 2.0, million, respectively.

22. Accumulated Other Comprehensive (Loss) Income

Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instrument	Defined Benefit Plans	Income Taxes	Total
Balance as of December 31, 2018	$(419)	$(1)	$19	$177	$(224)
Other comprehensive loss before reclassifications	(11)	(19)	(35)	(21)	(86)
Reclassification adjustments	—	(1)	—	—	(1)
Balance as of December 31, 2019	(430)	(21)	(16)	156	(311)
Other comprehensive income (loss) before reclassifications	35	(40)	(69)	170	96
Reclassification adjustments	—	13	—	(3)	10
Balance as of December 31, 2020	(395)	(48)	(85)	323	(205)
Other comprehensive (loss) income before reclassifications	(165)	11	90	(139)	(203)
Reclassification adjustments	—	16	—	(4)	12
Acquisition of Quest's non-controlling interest	(10)	—	—	—	(10)
Balance as of December 31, 2021	$(570)	$(21)	$5	$180	$(406)

Below is a summary of the effects on net income of amounts reclassified from AOCI into the consolidated statements of income and the affected financial statement line item:

		Year Ended December 31,
(in millions)	Affected Financial Statement Line Item	2021	2020	2019
Derivative instruments:
Interest rate swaps	Interest expense	$(21)	$(13)	$—
Foreign exchange forward contracts	Revenues	5	1	(5)
Foreign exchange forward contracts	Other income, net	—	(1)	6
Total before income taxes		(16)	(13)	1
Income taxes		(4)	(3)	—
Total net of income taxes		$(12)	$(10)	$1

23. Supplemental Cash Flow Information

The following table presents the Company’s supplemental cash flow information:

	Year Ended December 31,
(in millions)	2021	2020	2019
Supplemental Cash Flow Information:
Interest paid	$343	$399	$421
Income taxes paid, net of refunds	$222	$209	$215

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item, other than the information regarding the executive officers of the Company set forth below, is incorporated by reference to the sections of our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) entitled “Proposal No. 1: Election of Directors”, “Corporate Governance—Documents Establishing our Corporate Governance” and “Corporate Governance—Committees of the Board.”

The current executive officers of the Company are as follows:

Name	Age	Position
Ari Bousbib	60	Chairman and Chief Executive Officer
Ronald E. Bruehlman	61	Executive Vice President and Chief Financial Officer
W. Richard Staub, III	59	President, Research & Development Solutions
Kevin C. Knightly	61	President, Technology & Commercial Solutions
Eric Sherbet	57	Executive Vice President, General Counsel and Secretary

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

Ronald E. Bruehlman, Executive Vice President and Chief Financial Officer

Mr. Bruehlman was appointed as Executive Vice President and Chief Financial Officer effective August 1, 2020. Mr. Bruehlman previously served as Senior Vice President and Chief Financial Officer of IMS Health from July 2011 until the merger of IMS Health and Quintiles in 2016. Prior to joining IMS Health, Mr. Bruehlman worked for 23 years at UTC, advancing through finance positions of increasing responsibility, culminating in his appointment as Vice President, Business Development, which he held from June 2009 to April 2011, where he led the company’s global strategy and corporate development activities. From June 2005 until May 2008, he was Vice President and Chief Financial Officer of Carrier Corporation. Prior to that, Mr. Bruehlman was Vice President, Financial Planning and Analysis for UTC and also served as Director, Investor Relations of UTC. Mr. Bruehlman served as a director of The Connecticut Forum from 2005 to 2015. He also served as a director of The New England Air Museum from 2009 through 2013. Mr. Bruehlman has a Bachelor of Science degree in Economics from the University of Delaware, and an M.B.A. from the University of Chicago.

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

Item 11. Executive Compensation

Compensation

The information required by this item is set forth under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Named Executive Officers,” and “Other Relevant Information—Compensation Committee Interlocks and Insider Participation” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item, other than Securities Authorized for Issuance Under Equity Compensation Plans, will be set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2022 Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2021:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	5,817,500	(1)	$116.45	(3)	10,013,585	(4)
Equity compensation plans not approved by security holders	26,727	(2)	—		—
Total	5,844,227		$116.45	(3)	10,013,585

(1)    Consists of: (i) 4,326,554 shares of common stock issuable upon the exercise of outstanding time-based stock options and underlying outstanding time-based SARs; (ii) 818,185 shares of common stock issuable in settlement of outstanding restricted stock units awarded; (iii) 670,160 shares of common stock issuable in settlement of outstanding performance units awarded; and (iv) 2,601 shares of deferred common stock outstanding under the Director Deferral Plan.
(2)    Consists of outstanding awards issued to certain executives with supplemental pension benefits in accordance with their individual employment arrangements under the IMS Health DCERP.
(3)    The weighted-average exercise price includes all outstanding stock options and SARs but does not include restricted stock units, performance units, deferred stock or IMS Health DCERP awards, all of which do not have an exercise price. If restricted stock units, performance units and other awards that constitute “rights” were included in this calculation, treating such awards as having an exercise price of $0, the weighted average exercise price of outstanding options, warrants and rights would be $86.61.
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

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is set forth under the headings “Corporate Governance,” and “Certain Relationships and Related Party Transactions” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is set forth under the headings “Audit—Fees Paid to Independent Registered Public Accounting Firm” in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report:

(1) Financial Statements
The following consolidated financial statements of IQVIA Holdings Inc. and its subsidiaries, and the independent registered public accounting firm’s report thereon, are included in Part II, Item 8 of this Annual Report:
(2) Financial Statement Schedules for the Years Ended December 31, 2021, 2020 and 2019

Schedule I—Condensed Financial Information of Registrant (Parent Company Only)	121
Schedule II—Valuation and Qualifying Accounts	125

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of May 3, 2016, by and between Quintiles Transnational Holdings Inc. and IMS Health Holdings, Inc. (which includes the Plan of Conversion dated as of May 3, 2016 as Exhibit A thereto).		8-K	001-35907	2.1	May 3, 2016
3.1	Amended and Restated Certificate of Incorporation of IQVIA Holdings Inc., effective April 13, 2021.		8-K	001-35907	3.1	April 16, 2021
3.2	Amended and Restated Bylaws of IQVIA Holdings Inc., effective February 11, 2020.		10-K	001-35907	3.2	February 18, 2020
4.1	Specimen Common Stock Certificate of Quintiles Transnational Holdings Inc.		S-1/A	333-186708	4.1	April 26, 2013
4.2	Indenture, dated as of September 28, 2016, among Quintiles IMS Incorporated, the Guarantors listed therein and U.S. Bank National Association, as Trustee.		8-K	001-35907	4.1	October 3, 2016
4.3	Indenture, dated September 14, 2017, among Quintiles IMS Incorporated, as Issuer, U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer as guarantors U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer as guarantors.		8-K	001-35907	4.1	September 19, 2017
4.4	Indenture, dated May 10, 2019, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors.		8-K	001-35907	4.1	May 10, 2019
4.5	Indenture, dated August 13, 2019, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors.		8-K	001-35907	4.1	August 13, 2019
4.6	Indenture, dated June 24, 2020, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors.		8-K	001-35907	4.1	June 24, 2020
4.7	Indenture, dated March 3, 2021, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors.		8-K	001-35907	4.1	March 3, 2021
10.1	Fifth Amended and Restated Credit Agreement, dated as of August 25, 2021, by and among IQVIA Inc., IQVIA RDS Inc., IQVIA AG, IQVIA Solutions Japan K.K., IQVIA Holdings Inc., the Guarantors party thereto and the Lenders party thereto (Annex A to Exhibit 10.1 filed August 25, 2021).		8-K	001-35907	10.1	August 25, 2021
10.2	Amended and Restated Pledge and Security Agreement, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., IMS Health Incorporated, each of the grantors party thereto, and Bank of America, N.A., as Administrative Agent.		IMS Health S-1/A	333-193159	10.3	March 24, 2014
10.3	U.S. Guaranty, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., as Holdings, IMS Health Incorporated, as Parent Borrower, the other Guarantors party thereto from time to time, and Bank of America, N.A., as Administrative Agent.		IMS Health S-1/A	333-193159	10.3	March 24, 2014
10.4	Stockholders Agreement, dated May 3, 2016, among Quintiles Transnational Holdings Inc. and the stockholders identified therein.		8-K	001-35907	10.4	May 3, 2016
10.5†	Form of Director Indemnification Agreement.		S-1/A	333-186708	10.1	April 19, 2013
10.6	Form of Indemnification Agreement with each of the non-management directors of Quintiles IMS Holdings Inc.		8-K	001-35907	10.8	October 3, 2016

10.7†	Description of Non-Employee Director Compensation, effective as of January 1, 2017.	10-K	001-35907	10.27	February 16, 2017
10.8†	Form of Non-Competition, Non-Solicitation, Confidentiality and IP Agreement.	8-K	001-35907	10.2	October 19, 2015
10.9†	Quintiles Transnational Holdings Inc. Annual Management Incentive Plan.	S-1/A	333-186708	10.57	April 19, 2013
10.10†	Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.	S-1	333-186708	10.17	February 15, 2013
10.11†	Form of Stock Option Award Agreement for Senior Executives under the Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.	S-1	333-186708	10.18	February 15, 2013
10.12†	Form of Stock Option Award Agreement for Non-Employee Directors under the Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.	S-1	333-186708	10.19	February 15, 2013
10.13†	Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	S-1/A	333-186708	10.22	April 19, 2013
10.14†	Form of Award Agreement Awarding Nonqualified Stock Options to Employees under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	S-1/A	333-186708	10.23	April 19, 2013
10.15†	Form of Award Agreement Awarding Incentive Stock Options to Employees under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	10-Q	001-35907	10.2	May 1, 2014
10.16†	Form of Award Agreement Awarding Nonqualified Stock Options to Non-Employee Directors under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	S-1/A	333-186708	10.24	April 19, 2013
10.17†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	S-1/A	333-186708	10.56	April 19, 2013
10.18†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.	10-K	001-35907	10.41	February 16, 2017
10.19†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan prior to February 2015.	8-K	001-35907	10.1	November 26, 2013
10.20†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan effective February 2015.	10-K	001-35907	10.34	February 12, 2015
10.21†	Form of Award Agreement Awarding Performance Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	10-K	001-35907	10.35	February 12, 2015
10.22†	Form of Award Agreement Awarding Performance Shares under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.	10-K	001-35907	10.45	February 16, 2017
10.23†	Form of Restricted Stock Award Agreement under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	10-Q	001-35907	10.3	November 3, 2016
10.24†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.	10-K	001-35907	10.47	February 16, 2017
10.25†	Quintiles IMS Holdings, Inc. Defined Contribution Executive Retirement Plan.	8-K	001-35907	10.7	October 3, 2016
10.26†	IMS Health Incorporated Defined Contribution Executive Retirement Plan, as amended and restated.	IMS Health S-1	333-193159	10.10	January 2, 2014
10.27†	First Amendment to the IMS Health Incorporated Retirement Excess Plan, dated March 17, 2009.	IMS Health S-1	333-193159	10.12	January 2, 2014
10.28†	Second Amendment to the IMS Health Incorporated Retirement Excess Plan, dated December 8, 2009.	IMS Health S-1	333-193159	10.13	January 2, 2014

10.29†	Third Amendment to the IMS Health Incorporated Retirement Excess Plan, dated April 5, 2011.	IMS Health S-1	333-193159	10.14	January 2, 2014
10.30†	Fourth Amendment to the IMS Health Incorporated Retirement Excess Plan (effective May 3, 2016).	IMS Health 10-Q	001-36381	10.3	July 28, 2016
10.31†	Quintiles IMS Holdings, Inc. 2010 Equity Incentive Plan.	8-K	001-35907	10.5	October 3, 2016
10.32†	Healthcare Technology Holdings, Inc. 2010 Equity Incentive Plan, as amended and restated.	IMS Health S-1/A	333-193159	10.16	February 13, 2014
10.33†	Form of IMS Time-and Performance-Based Stock Option Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.17	January 2, 2014
10.34†	Form of IMS Time-Based Stock Option Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.18	January 2, 2014
10.35†	Form of IMS Director Stock Option Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.19	January 2, 2014
10.36†	Form of IMS Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.20	January 2, 2014
10.37†	Form of IMS Director Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.21	January 2, 2014
10.38†	Form of IMS Rollover Stock Appreciation Right Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.22	January 2, 2014
10.39†	IMS Health Incorporated Savings Equalization Plan, as amended and restated effective as of January 1, 2011.	IMS Health S-1	333-193159	10.15	January 2, 2014
10.40†	Quintiles IMS Holdings, Inc. 2014 Incentive and Stock Award Plan.	8-K	001-35907	10.6	October 3, 2016
10.41†	Form of IMS Stock Appreciation Rights Agreement under the 2014 Incentive and Stock Award Plan.	IMS Health 8-K	001-36381	10.1	February 10, 2015
10.42†	Form of IMS Performance Share Award Agreement under the 2014 Incentive and Stock Award Plan.	IMS Health 8-K	001-36381	10.2	February 10, 2015
10.43†	2014 IMS Health Annual Incentive Plan.	IMS Health S-1/A	333-193159	10.30	March 10, 2014
10.44†	Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan.	DEF 14A	001-35907	Appendix B	February 22, 2017
10.45†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.	10-Q	001-35907	10.8	May 8, 2017
10.46†	Form of Award Agreement Awarding Performance Shares under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.	10-Q	001-35907	10.9	May 8, 2017
10.47†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.	10-Q	001-35907	10.10	May 8, 2017
10.48†	Quintiles IMS Incorporated Employee Protection Plan, effective January 1, 2017.	10-K	001-35907	10.69	February 16, 2017
10.49†	Quintiles IMS Incorporated Savings Equalization Plan, effective December 31, 2016.	10-K	001-35907	10.76	February 16, 2017
10.50†	Quintiles Transnational Corp. Elective Deferred Compensation Plan, as amended and restated.	10-Q	001-35907	10.1	October 28, 2015
10.51†	Quintiles IMS Holdings Inc. Non-Employee Director Deferral Plan, effective January 1, 2017.	10-K	001-35907	10.78	February 16, 2017

10.52†	Amended and Restated Employment Agreement between IQVIA Holdings Inc. and Ari Bousbib, dated February 18, 2019.		10-K	001-35907	10.60	February 19, 2019
10.53†	Stock Appreciation Rights Agreement between IMS Health Holdings, Inc. and Ari Bousbib, dated February 10, 2015.		IMS Health 10-K	001-36381	10.34	February 19, 2016
10.54†	Amendment No. 1, dated December 31, 2015, to Stock Appreciation Rights Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated February 10, 2015.		IMS Health 10-K	001-36381	10.35	February 19, 2016
10.55†	Restricted Stock Award Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated December 31, 2015.		IMS Health 10-K	001-36381	10.36	February 19, 2016
10.56†	Letter Agreement between the Company and W. Richard Staub, III, effective on November 30, 2016.		10-K	001-35907	10.104	February 16, 2017
10.57†	Letter Agreement between the Company and Eric Sherbet, effective on March 1, 2018.		10-K	001-35907	10.72	February 19, 2019
10.58†	Letter Agreement between the Company and Ronald Bruehlman, effective on August 1, 2020.		10-Q	001-35907	10.10	October 22, 2020
21.1	List of Subsidiaries of IQVIA Holdings Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP.	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
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

Date: February 16, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature	Title	Date
/s/ Ari Bousbib	Chairman, and Chief Executive Officer; Director	February 16, 2022
Ari Bousbib	(Principal Executive Officer)

/s/ Ronald E. Bruehlman	Executive Vice President and Chief Financial Officer	February 16, 2022
Ronald E. Bruehlman	(Principal Financial Officer)

/s/ Emmanuel N. Korakis	Senior Vice President, Chief Accounting Officer, Corporate Controller and Treasurer	February 16, 2022
Emmanuel N. Korakis	(Principal Accounting Officer)

/s/ Carol J. Burt	Director	February 16, 2022
Carol J. Burt

/s/ John P. Connaughton	Director	February 16, 2022
John P. Connaughton

/s/ John G. Danhakl	Director	February 16, 2022
John G. Danhakl

/s/ James A. Fasano	Director	February 16, 2022
James A. Fasano

/s/ Colleen A. Goggins	Director	February 16, 2022
Colleen A. Goggins

/s/ John M. Leonard, M.D.	Director	February 16, 2022
John M. Leonard, M.D.

/s/ Ronald A. Rittenmeyer	Director	February 16, 2022
Ronald A. Rittenmeyer

/s/ Todd B. Sisitsky	Director	February 16, 2022
Todd B. Sisitsky

/s/ Sheila A. Stamps	Director	February 16, 2022
Sheila A. Stamps

/s/ Leslie Wims Morris	Director	February 16, 2022
Leslie Wims Morris

(2) Financial Statement Schedules

Schedule I—Condensed Financial Information of Registrant

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2021	2020	2019
Equity in earnings of subsidiary, net of tax	$966	$279	$191
Net income	966	279	191
Equity in other comprehensive (loss) income of subsidiary, net of tax	(191)	106	(87)
Comprehensive income	$775	$385	$104

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2	$1
Total current assets	2	1
Investment in subsidiary	9,667	9,666
Total assets	$9,669	$9,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Investment in subsidiary	$3,625	$3,664
Payable to subsidiary	2	2
Total liabilities	3,627	3,666
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of December 31, 2021 and 2020, $0.01 par value, 255.8 shares issued and 190.6 shares outstanding as of December 31, 2021; 254.7 shares issued and 191.2 shares outstanding as of December 31, 2020	10,777	11,095
Retained earnings	2,243	1,277
Treasury stock, at cost, 65.2 and 63.5 shares as of December 31, 2021 and 2020, respectively	(6,572)	(6,166)
Accumulated other comprehensive loss	(406)	(205)
Total stockholders’ equity	6,042	6,001
Total liabilities and stockholders’ equity	$9,669	$9,667

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2021	2020	2019
Operating activities:
Net Income	$966	$279	$191
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiary	(966)	(279)	(191)
Change in operating assets and liabilities:
Other operating assets and liabilities	(1)	—	—
Net cash (used in) provided by operating activities	(1)	—	—
Investing activities:
Investment in subsidiary, net of dividends received	467	477	951
Net cash provided by investing activities	467	477	951
Financing activities:
(Payments) proceeds related to employee stock option plans	(59)	(44)	11
Repurchase of common stock	(406)	(434)	(963)
Intercompany with subsidiary	—	(1)	3
Net cash used in financing activities	(465)	(479)	(949)
Increase (decrease) in cash and cash equivalents	1	(2)	2
Cash and cash equivalents at beginning of period	1	3	1
Cash and cash equivalents at end of period	$2	$1	$3

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL INFORMATION

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of IQVIA Holdings Inc.’s (the “Company”) wholly-owned subsidiary, IQVIA Incorporated exceed 25% of the consolidated net assets of the Company. These condensed parent company financial statements are not the general-purpose financial statement of the reporting entity. The ability of IQVIA Incorporated to pay dividends may be limited due to the restrictive covenants in the agreements governing its credit arrangements.

These condensed parent company financial statements include the accounts of IQVIA Holdings Inc. on a standalone basis (the “Parent”) and the equity method of accounting is used to reflect ownership interest in its subsidiary. Refer to the consolidated financial statements and notes presented elsewhere herein for additional information and disclosures with respect to these financial statements. The 2019 statement of cash flow presentation has been revised to conform with current period presentation.

Below is a summary of the dividends paid to the Parent by IQVIA Incorporated in 2021, 2020 and 2019:

(in millions)	Amount
Paid in December 2021	$57
Paid in November 2021	89
Paid in October 2021	60
Paid in September 2021	36
Paid in August 2021	35
Paid in July 2021	25
Paid in June 2021	20
Paid in May 2021	23
Paid in April 2021	4
Paid in March 2021	51
Paid in February 2021	70
Total paid in 2021	$470
Paid in December 2020	$81
Paid in October 2020	20
Paid in July 2020	2
Paid in March 2020	44
Paid in February 2020	333
Total paid in 2020	$480
Paid in December 2019	$13
Paid in November 2019	255
Paid in September 2019	74
Paid in August 2019	239
Paid in June 2019	94
Paid in May 2019	140
Paid in March 2019	141
Paid in February 2019	3
Total paid in 2019	$959

Schedule II—Valuation and Qualifying Accounts

Deferred Tax Asset Valuation Allowance

		Additions
(in millions)	Balance at Beginning of Year	Charged to Expenses	Charged to Other Accounts(a)	Additions (Deductions) (b)	Balance at End of Year
December 31, 2021	$306	$1	$—	$(13)	$294
December 31, 2020	$266	$40	$—	$—	$306
December 31, 2019	$226	$40	$—	$—	$266
(a)Recorded through purchase accounting transaction.
(b)Impact of reductions recorded to expense and translation adjustments.