Form 10-Q
period 2022-03-31
IQVIA HOLDINGS INC.
filed 2022-04-28
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	189,279,035	shares outstanding	as of April 15, 2022

IQVIA HOLDINGS INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Revenues	$3,568	$3,409
Costs of revenue, exclusive of depreciation and amortization	2,323	2,293
Selling, general and administrative expenses	488	442
Depreciation and amortization	255	323
Restructuring costs	7	9
Income from operations	495	342
Interest income	(1)	(1)
Interest expense	86	99
Loss on extinguishment of debt	—	24
Other expense (income), net	10	(37)
Income before income taxes and equity in (losses) earnings of unconsolidated affiliates	400	257
Income tax expense	71	44
Income before equity in (losses) earnings of unconsolidated affiliates	329	213
Equity in (losses) earnings of unconsolidated affiliates	(4)	4
Net income	325	217
Net income attributable to non-controlling interests	—	(5)
Net income attributable to IQVIA Holdings Inc.	$325	$212
Earnings per share attributable to common stockholders:
Basic	$1.71	$1.11
Diluted	$1.68	$1.09
Weighted average common shares outstanding:
Basic	190.0	191.5
Diluted	193.4	194.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Net income	$325	$217
Comprehensive income adjustments:
Unrealized gains on derivative instruments, net of income tax expense of $9, $1	30	6
Defined benefit plan adjustments, net of income tax expense of $—, $—	(2)	—
Foreign currency translation, net of income tax expense of $27, $62	(40)	(178)
Reclassification adjustments:
Reclassifications on derivative instruments included in net income, net of income tax benefit of $—, $1	(1)	1
Comprehensive income	312	46
Comprehensive income attributable to non-controlling interests	—	(5)
Comprehensive income attributable to IQVIA Holdings Inc.	$312	$41
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,387	$1,366
Trade accounts receivable and unbilled services, net	2,619	2,551
Prepaid expenses	162	156
Income taxes receivable	43	58
Investments in debt, equity and other securities	106	111
Other current assets and receivables	455	521
Total current assets	4,772	4,763
Property and equipment, net	531	497
Operating lease right-of-use assets	407	406
Investments in debt, equity and other securities	72	76
Investments in unconsolidated affiliates	90	88
Goodwill	13,532	13,301
Other identifiable intangibles, net	4,917	4,943
Deferred income taxes	120	124
Deposits and other assets	528	491
Total assets	$24,969	$24,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,816	$2,981
Unearned income	1,927	1,825
Income taxes payable	135	137
Current portion of long-term debt	90	91
Other current liabilities	189	207
Total current liabilities	5,157	5,241
Long-term debt, less current portion	12,547	12,034
Deferred income taxes	455	410
Operating lease liabilities	310	313
Other liabilities	581	649
Total liabilities	19,050	18,647
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of March 31, 2022 and December 31, 2021, $0.01 par value, 256.2 shares issued and 189.3 shares outstanding as of March 31, 2022; 255.8 shares issued and 190.6 shares outstanding as of December 31, 2021	10,745	10,777
Retained earnings	2,568	2,243
Treasury stock, at cost, 66.9 and 65.2 shares as of March 31, 2022 and December 31, 2021, respectively	(6,975)	(6,572)
Accumulated other comprehensive loss	(419)	(406)
Total stockholders’ equity	5,919	6,042
Total liabilities and stockholders’ equity	$24,969	$24,689
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Operating activities:
Net income	$325	$217
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	255	323
Amortization of debt issuance costs and discount	4	5
Stock-based compensation	30	32
Losses (earnings) from unconsolidated affiliates	4	(4)
Loss on investments, net	11	3
Benefit from deferred income taxes	(10)	(39)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	54	342
Change in other operating assets and liabilities	(165)	(12)
Net cash provided by operating activities	508	867
Investing activities:
Acquisition of property, equipment and software	(177)	(149)
Acquisition of businesses, net of cash acquired	(430)	(19)
Purchases of marketable securities, net	(3)	(7)
Investments in unconsolidated affiliates, net of payments received	(6)	(1)
Investments in equity securities	—	(1)
Other	3	1
Net cash used in investing activities	(613)	(176)
Financing activities:
Proceeds from issuance of debt	—	1,751
Payment of debt issuance costs	—	(32)
Repayment of debt and principal payments on finance leases	(24)	(1,758)
Proceeds from revolving credit facility	950	—
Repayment of revolving credit facility	(300)	—
Payments related to employee stock option plans	(67)	(56)
Repurchase of common stock	(403)	(62)
Contingent consideration and deferred purchase price payments	(12)	(11)
Net cash provided by (used in) financing activities	144	(168)
Effect of foreign currency exchange rate changes on cash	(18)	(32)
Increase in cash and cash equivalents	21	491
Cash and cash equivalents at beginning of period	1,366	1,814
Cash and cash equivalents at end of period	$1,387	$2,305
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total
Balance, December 31, 2021	255.8	(65.2)	$3	$10,774	$2,243	$(6,572)	$(406)	$—	$6,042
Issuance of common stock	0.4	—	—	(67)	—	—	—	—	(67)
Repurchase of common stock	—	(1.7)	—	—	—	(403)	—	—	(403)
Stock-based compensation	—	—	—	35	—	—	—	—	35
Net income	—	—	—	—	325	—	—	—	325
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	30	—	30
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(2)	—	(2)
Foreign currency translation, net of tax	—	—	—	—	—	—	(40)	—	(40)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(1)	—	(1)
Balance, March 31, 2022	256.2	(66.9)	$3	$10,742	$2,568	$(6,975)	$(419)	$—	$5,919

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total
Balance, December 31, 2020	254.7	(63.5)	$3	$11,092	$1,277	$(6,166)	$(205)	$279	$6,280
Issuance of common stock	0.7	—	—	(57)	—	—	—	—	(57)
Repurchase of common stock	—	(0.3)	—	—	—	(62)	—	—	(62)
Stock-based compensation	—	—	—	30	—	—	—	—	30
Net income	—	—	—	—	212	—	—	5	217
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	6	—	6
Foreign currency translation, net of tax	—	—	—	—	—	—	(178)	—	(178)
Reclassification adjustments, net of tax	—	—	—	—	—	—	1	—	1
Balance, March 31, 2021	255.4	(63.8)	$3	$11,065	$1,489	$(6,228)	$(376)	$284	$6,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Summary of Significant Accounting Policies
The Company
IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry. With approximately 82,000 employees, IQVIA conducts business in more than 100 countries.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements of the Company, but does not include all the disclosures required by GAAP.
Recently Issued Accounting Standards
Accounting pronouncements adopted
In October 2021, the Financial Accounting Standards Board issued new accounting guidance that requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with ASC 606, at fair value on the acquisition date. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The Company adopted this new accounting guidance effective January 1, 2022. The adoption of this new accounting guidance did not have a material impact on the Company's consolidated financial statements for the three months ended March 31, 2022. The impact of this guidance on the Company's consolidated financial statements for the remainder of the year will depend on the size and nature of future acquisitions, if any.

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations
The following tables represent revenues by geographic region and reportable segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$681	$946	$91	$1,718
Europe and Africa	596	507	46	1,149
Asia-Pacific	162	481	58	701
Total revenues	$1,439	$1,934	$195	$3,568

	Three Months Ended March 31, 2021
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$600	$1,034	$78	$1,712
Europe and Africa	590	443	49	1,082
Asia-Pacific	158	391	66	615
Total revenues	$1,348	$1,868	$193	$3,409

No individual customer represented 10% or more of consolidated revenues for the three months ended March 31, 2022 or 2021.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2022, approximately $28.1 billion of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenue on approximately 35% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.
3. Trade Accounts Receivable, Unbilled Services and Unearned Income
Trade accounts receivables and unbilled services consist of the following:

(in millions)	March 31, 2022	December 31, 2021
Billed	$1,227	$1,275
Unbilled services	1,422	1,309
Trade accounts receivable and unbilled services	2,649	2,584
Allowance for doubtful accounts	(30)	(33)
Trade accounts receivable and unbilled services, net	$2,619	$2,551

Unbilled services and unearned income were as follows:

(in millions)	March 31, 2022	December 31, 2021	Change
Unbilled services	$1,422	$1,309	$113
Unearned income	(1,927)	(1,825)	(102)
Net balance	$(505)	$(516)	$11
Unbilled services, which is comprised of approximately 62% of unbilled receivables and 38% of contract assets as of March 31, 2022 and December 31, 2021, increased by $113 million as compared to December 31, 2021. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $102 million over the same period resulting in an increase of $11 million in the net balance of unbilled services and unearned income between December 31, 2021 and March 31, 2022. The change in the net balance is driven by the difference in timing of revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers, related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.

Bad debt expense recognized on the Company’s receivables and unbilled services was de minimis for the three months ended March 31, 2022 and 2021.
4. Goodwill
The following is a summary of goodwill by reportable segment for the three months ended March 31, 2022:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2021	$11,337	$1,802	$162	$13,301
Business combinations	86	253	—	339
Impact of foreign currency fluctuations and other	(102)	(4)	(2)	(108)
Balance as of March 31, 2022	$11,321	$2,051	$160	$13,532
5. Derivatives
The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

(in millions)	Balance Sheet Classification	March 31, 2022			December 31, 2021
		Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$—	$5	$124	$—	$3	$110
Interest rate swaps	Other assets and liabilities	25	5	1,800	4	24	1,800
Total derivatives		$25	$10		$4	$27

The pre-tax effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Three Months Ended March 31,
(in millions)	2022	2021
Foreign exchange forward contracts	$(2)	$(2)
Interest rate swaps	40	11
Total	$38	$9
The amount of foreign exchange gains related to the net investment hedge included in the cumulative translation adjustment component of accumulated other comprehensive (loss) income (“AOCI”) for the three months ended March 31, 2022 and 2021 was $119 million and $285 million, respectively.
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
The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values as of March 31, 2022 and December 31, 2021 due to their short-term nature. As of March 31, 2022 and December 31, 2021, the fair value of total debt approximated $12,508 million and $12,255 million, respectively, as determined under Level 1 and Level 2 measurements for these financial instruments.
Recurring Fair Value Measurements
The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of March 31, 2022:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$136	$—	$—	$136
Derivatives	—	25	—	25
Total	$136	$25	$—	$161
Liabilities:
Derivatives	$—	$10	$—	$10
Contingent consideration	—	—	87	87
Total	$—	$10	$87	$97

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
Contingent consideration — The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenue performance targets and operating forecasts) and the probability of achieving the specific targets. Based on the assessments of the probability of achieving specific targets, as of March 31, 2022 the Company has accrued approximately 74% of the maximum contingent consideration payments that could potentially become payable.
The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31:

	Contingent Consideration
(in millions)	2022	2021
Balance as of January 1	$76	$119
Business combinations	23	5
Contingent consideration paid	(11)	(9)
Revaluations included in earnings and foreign currency translation adjustments	(1)	(6)
Balance as of March 31	$87	$109
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
Non-recurring Fair Value Measurements
As of March 31, 2022, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled approximately $18,581 million and were identified as Level 3. These assets are comprised of cost and equity method investments of $132 million, goodwill of $13,532 million and other identifiable intangibles, net of $4,917 million.
7. Credit Arrangements
The following is a summary of the Company’s revolving credit facilities as of March 31, 2022:

Facility	Interest Rates
$1,500 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 1.25% as of March 31, 2022
$110 million (receivables financing facility)	LIBOR Market Index Rate (0.45% as of March 31, 2022) plus 0.90%

The following table summarizes the Company’s debt at the dates indicated:

(dollars in millions)	March 31, 2022	December 31, 2021
Revolving Credit Facility due 2026:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of 1.47%	$750	$100
Senior Secured Credit Facilities:
Term A Loan due 2026—U.S. Dollar LIBOR at average floating rates of 1.47%	1,397	1,415
Term A Loan due 2026—Euribor at average floating rates of 1.25%	339	351
Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 1.85%	510	510
Term B Loan due 2024—Euribor at average floating rates of 2.00%	1,217	1,242
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 1.85%	670	670
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 1.97%	861	860
Term B Loan due 2025—Euribor at average floating rates of 2.00%	581	592
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	467	476
2.25% Senior Notes due 2028—Euro denominated	800	817
2.875% Senior Notes due 2028—Euro denominated	790	807
1.750% Senior Notes due 2026—Euro denominated	611	624
2.250% Senior Notes due 2029—Euro denominated	1,000	1,021
Receivables financing facility due 2024—U.S. Dollar LIBOR at average floating rates of 1.00%:
Revolving Loan Commitment	110	110
Term Loan	440	440
Principal amount of debt	12,693	12,185
Less: unamortized discount and debt issuance costs	(56)	(60)
Less: current portion	(90)	(91)
Long-term debt	$12,547	$12,034
Contractual maturities of long-term debt are as follows as of March 31, 2022:

(in millions)
Remainder of 2022	$68
2023	90
2024	2,366
2025	2,668
2026	3,809
Thereafter	3,692
$12,693
Senior Secured Credit Facilities
As of March 31, 2022, the Company’s Fifth Amended and Restated Credit Agreement provided financing through several senior secured credit facilities of up to approximately $7,075 million, which consisted of $6,325 million principal amounts of debt outstanding (as detailed in the table above), and $750 million of available borrowing capacity on the $1,500 million revolving credit facility and standby letters of credit. The revolving credit facility is comprised of a $675 million senior secured revolving facility available in U.S. dollars, a $600 million senior secured revolving facility available in U.S. dollars, Euros, Swiss Francs and other foreign currencies, and a $225 million senior secured revolving facility available in U.S. dollars and Yen.

Restrictive Covenants
The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. As of March 31, 2022, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.
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
9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of March 31, 2022 or December 31, 2021.
Equity Repurchase Program
On February 10, 2022, the Board increased the stock repurchase authorization under the Company's equity repurchase program (the "Repurchase Program") with respect to the repurchase of the Company’s common stock by an additional $2.0 billion, which increased the total amount that has been authorized under the Repurchase Program to $9.725 billion since the plan’s inception in October 2013. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time.

During the three months ended March 31, 2022, the Company repurchased 1.7 million shares of its common stock for $403 million under the Repurchase Program. As of March 31, 2022, the Company has remaining authorization to repurchase up to approximately $2.1 billion of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

10. Business Combinations
The Company completed several individually immaterial acquisitions during the three months ended March 31, 2022. The Company’s assessment of fair value, including the valuation of certain identified intangibles, and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The Company recorded goodwill from these acquisitions, primarily attributable to assembled workforce and expected synergies. The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented as pro forma results of operations would not be materially different to the actual results of operations of the Company.
The following table provides certain preliminary financial information for these acquisitions:

(in millions)	March 31, 2022
Assets acquired:
Cash and cash equivalents	$6
Other assets	68
Goodwill	339
Other identifiable intangibles	137
Liabilities assumed:
Other liabilities	(46)
Deferred income taxes, long-term	(42)
Net assets acquired (1)	$462
(1) Total cash paid for acquisitions, net of cash acquired, in the accompanying condensed consolidated statement of cash flows, includes contingent consideration and deferred purchase price of $26 million for the three months ended March 31, 2022.
The portion of goodwill deductible for income tax purposes was preliminarily assessed as $56 million.
The following table provides a summary of the preliminary estimated fair value of certain intangible assets acquired:

(in millions)	Amortization Period				March 31, 2022
Other identifiable intangibles:
Customer relationships	11	-	17	years	$115
Backlog	1	-	4	years	14
Software and related assets	4	-	5	years	6
Trade names			2	years	2
Total Other identifiable intangibles					$137
11. Restructuring
The Company has continued to take restructuring actions in 2022 to align its resources and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These actions include consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements. These restructuring actions are expected to continue into 2023.

The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs
Balance as of December 31, 2021	$30
Expense, net of reversals	7
Payments	(8)
Balance as of March 31, 2022	$29
The reversals were due to changes in estimates primarily from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals as of March 31, 2022 will be paid in 2022 and 2023.
12. Income Taxes
The effective income tax rate was 17.8% and 17.1% in the first quarter of 2022 and 2021, respectively. The effective income tax rate in the first quarter of 2022 and 2021 was favorably impacted by $13 million and $17 million, respectively, as a result of excess tax benefits recognized upon settlement of share-based compensation awards.
13. Accumulated Other Comprehensive (Loss) Income

Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance as of December 31, 2021	$(570)	$(21)	$5	$180	$(406)
Other comprehensive (loss) income before reclassifications	(13)	39	(2)	(36)	(12)
Reclassification adjustments	—	(1)	—	—	(1)
Balance as of March 31, 2022	$(583)	$17	$3	$144	$(419)
Below is a summary of the adjustments for amounts reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

(in millions)	Affected Financial Statement Line Item	Three Months Ended March 31,
		2022	2021
Derivative instruments:
Interest rate swaps	Interest expense	$—	$(4)
Foreign exchange forward contracts	Revenues	1	2
Total before income taxes		1	(2)
Income tax benefit		—	(1)
Total net of income taxes		$1	$(1)
14. Segments

The following table presents the Company’s operations by reportable segment. The Company is managed through three reportable segments, Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions. Technology & Analytics Solutions provides mission critical information, technology solutions and real world insights and services to the Company's life science clients. Research & Development Solutions, which primarily serves biopharmaceutical customers, provides outsourced clinical research and clinical trial related services. Contract Sales & Medical Solutions provides health care provider (including contract sales) and patient engagement services to both biopharmaceutical clients and the broader healthcare market.

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

	Three Months Ended March 31,
(in millions)	2022	2021
Revenues
Technology & Analytics Solutions	$1,439	$1,348
Research & Development Solutions	1,934	1,868
Contract Sales & Medical Solutions	195	193
Total revenues	3,568	3,409
Costs of revenue, exclusive of depreciation and amortization
Technology & Analytics Solutions	834	812
Research & Development Solutions	1,322	1,321
Contract Sales & Medical Solutions	167	160
Total costs of revenue, exclusive of depreciation and amortization	2,323	2,293
Selling, general and administrative expenses
Technology & Analytics Solutions	219	187
Research & Development Solutions	211	185
Contract Sales & Medical Solutions	16	13
General corporate and unallocated	42	57
Total selling, general and administrative expenses	488	442
Segment profit
Technology & Analytics Solutions	386	349
Research & Development Solutions	401	362
Contract Sales & Medical Solutions	12	20
Total segment profit	799	731
General corporate and unallocated	(42)	(57)
Depreciation and amortization	(255)	(323)
Restructuring costs	(7)	(9)
Total income from operations	$495	$342

15. Earnings Per Share
The following table reconciles the basic to diluted weighted average shares outstanding:

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Numerator:
Net income attributable to IQVIA Holdings Inc.	$325	$212
Denominator:
Basic weighted average common shares outstanding	190.0	191.5
Effect of dilutive stock options and share awards	3.4	3.4
Diluted weighted average common shares outstanding	193.4	194.9
Earnings per share attributable to common stockholders:
Basic	$1.71	$1.11
Diluted	$1.68	$1.09
Stock-based awards will have a dilutive effect under the treasury method when the respective period's average market value of the Company's common stock exceeds the exercise proceeds. Performance awards are included in diluted earnings per share based on if the performance targets have been met at the end of the reporting period.
For the three months ended March 31, 2022 and 2021, the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions or the effect of including such stock-based awards in the computation would be anti-dilutive was 0.3 and 1.0, million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for Forward-Looking Information
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (our “2021 Form 10-K”).
In addition to historical condensed consolidated financial information, the following discussion contains or incorporates by reference forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts but reflect, among other things, our current expectations, our forecasts and our anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “forecasts,” “plans,” “projects,” “should,” “targets,” “will” and similar words and expressions, and variations and negatives of these words are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We assume no obligation to update any such forward-looking information to reflect actual results or changes in our outlook or the factors affecting such forward-looking information.
We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, business disruptions caused by natural disasters, pandemics such as the COVID-19 (coronavirus) outbreak, including any variants, and the public health policy responses to the outbreak, and international conflicts or other disruptions outside of our control such as the current situation in Ukraine and Russia; our ability to accurately model or forecast the impact of the spread and/or containment of COVID-19, including any variants, among other sources of business interruption, on our operations and financial results; most of our contracts may be terminated on short notice, and we may lose or experience delays with large client contracts or be unable to enter into new contracts; the market for our services may not grow as we expect; we may be unable to successfully develop and market new services or enter new markets; imposition of restrictions on our use of data by data suppliers or their refusal to license data to us; any failure by us to comply with contractual, regulatory or ethical requirements under our contracts, including current or future changes to data protection and privacy laws; breaches or misuse of our or our outsourcing partners’ security or communications systems; failure to meet our productivity or business transformation objectives; failure to successfully invest in growth opportunities; our ability to protect our intellectual property rights and our susceptibility to claims by others that we are infringing on their intellectual property rights; the expiration or inability to acquire third party licenses for technology or intellectual property; any failure by us to accurately and timely price and formulate cost estimates for contracts, or to document change orders; hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements; the rate at which our backlog converts to revenue; our ability to acquire, develop and implement technology necessary for our business; consolidation in the industries in which our clients operate; risks related to client or therapeutic concentration; government regulators or our customers may limit the scope of prescription or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; the risks associated with operating on a global basis, including currency or exchange rate fluctuations and legal compliance, including anti-corruption laws; risks related to changes in accounting standards; general economic conditions in the markets in which we operate, including financial market conditions and risks related to sales to government entities; the impact of changes in tax laws and regulations; and our ability to successfully integrate, and achieve expected benefits from, our acquired businesses. For a further discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” in our 2021 Form 10-K, as updated in this Quarterly Report on Form 10-Q.
Overview
IQVIA is a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry. IQVIA creates intelligent connections across all aspects of healthcare through its analytics, transformative technology, big data resources and extensive domain expertise. IQVIA Connected Intelligence™ delivers powerful insights with speed and agility — enabling customers to accelerate the clinical development and commercialization of innovative medical treatments that improve healthcare outcomes for patients. With approximately 82,000 employees, we conduct operations in more than 100 countries.

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
We are managed through three reportable segments, Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions. Technology & Analytics Solutions provides mission critical information, technology solutions and real world insights and services to our life science clients. Research & Development Solutions, which primarily serves biopharmaceutical customers, provides outsourced clinical research and clinical trial related services. Contract Sales & Medical Solutions provides health care provider (including contract sales) and patient engagement services to both biopharmaceutical clients and the broader healthcare market.
Sources of Revenue
Total revenues are comprised of revenues from the provision of our services. We do not have any material product revenues.
Costs and Expenses
Our costs and expenses are comprised primarily of our costs of revenue, reimbursed expenses and selling, general and administrative expenses. Costs of revenue include compensation and benefits for billable employees and personnel involved in production, trial monitoring, data management and delivery, and the costs of acquiring and processing data for our information offerings; costs of staff directly involved with delivering technology-related services offerings and engagements, related accommodations and the costs of data purchased specifically for technology services engagements; and other expenses directly related to service contracts such as courier fees, laboratory supplies, professional services and travel expenses. Reimbursed expenses are comprised principally of payments to investigators who oversee clinical trials and travel expenses for our clinical monitors and sales representatives. Selling, general and administrative expenses include costs related to sales, marketing, and administrative functions (including human resources, legal, finance, quality assurance, compliance and general management) for compensation and benefits, travel, professional services, training and expenses for information technology and facilities. We also incur costs and expenses associated with depreciation and amortization.
Foreign Currency Translation
In the first three months of 2022, approximately 35% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenues and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period to period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results.
Consolidated Results of Operations
For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.
Revenues

	Three Months Ended March 31,		Change
(in millions)	2022	2021	$	%
Revenues	$3,568	$3,409	$159	4.7%

For the first quarter of 2022, our revenues increased $159 million, or 4.7%, as compared to the same period in 2021. This increase was comprised of constant currency revenue growth of approximately $231 million, or 6.8%, reflecting an $132 million increase in Technology & Analytics Solutions, an $88 million increase in Research & Development Solutions, and an $11 million increase in Contract Sales & Medical Solutions.
Costs of Revenue, exclusive of Depreciation and Amortization

	Three Months Ended March 31,
(in millions)	2022	2021
Costs of revenue, exclusive of depreciation and amortization	$2,323	$2,293
% of revenues	65.1%	67.3%
The $30 million increase in costs of revenue, exclusive of depreciation and amortization, for the three months ended March 31, 2022 as compared to the same period in 2021 included a constant currency growth of approximately $95 million, or 4.1%, reflecting a $44 million increase in Technology & Analytics Solutions, a $36 million increase in Research & Development Solutions, and a $15 million increase in Contract Sales & Medical Solutions.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
(in millions)	2022	2021
Selling, general and administrative expenses	$488	$442
% of revenues	13.7%	13.0%
The $46 million increase in selling, general and administrative expenses for the three months ended March 31, 2022 as compared to the same period in 2021 included a constant currency growth of approximately $58 million, or 13.1%, reflecting a $39 million increase in Technology & Analytics Solutions, a $29 million increase in Research & Development Solutions, a $4 million increase in Contract Sales & Medical Solutions, offset by a $(14) million decrease in general corporate and unallocated expenses.
Depreciation and Amortization

	Three Months Ended March 31,
(in millions)	2022	2021
Depreciation and amortization	$255	$323
% of revenues	7.1%	9.5%
The $68 million decrease in depreciation and amortization in the three months ended March 31, 2022 as compared to the same period in 2021 was primarily due to certain intangible assets from the merger between Quintiles and IMS Health becoming fully amortized in 2021, offset by an increase in amortization from intangible assets associated with acquisitions occurring in 2021 and higher capitalized software balances.
Restructuring Costs

	Three Months Ended March 31,
(in millions)	2022	2021
Restructuring costs	$7	$9
The restructuring costs incurred during 2022 and 2021 were due to ongoing efforts to streamline our global operations. The remaining actions under these plans are expected to occur throughout 2022 and into 2023 and are expected to consist of consolidating functional activities, eliminating redundant positions and aligning resources with customer requirements.

Interest Income and Interest Expense

	Three Months Ended March 31,
(in millions)	2022	2021
Interest income	$(1)	$(1)
Interest expense	$86	$99
Interest income includes interest received primarily from bank balances and investments.
Interest expense during the three months ended March 31, 2022 was lower than the same period in 2021 due to the refinancing in 2021 of our existing term A loans and the redemption of our 3.250% senior notes due 2025, which was offset by the interest expense on the issuance in 2021 of our 1.750% senior notes due 2026 and 2.250% senior notes due 2029.
Loss on Extinguishment of Debt

	Three Months Ended March 31,
(in millions)	2022	2021
Loss on extinguishment of debt	$—	$24
During the three months ended March 31, 2021, we recognized a loss on extinguishment of debt for fees and expenses incurred related to the refinancing of our 3.250% senior notes due 2025.
Other Expense (Income), Net

	Three Months Ended March 31,
(in millions)	2022	2021
Other expense (income), net	$10	$(37)
Other expense (income), net for the three months ended March 31, 2022 increased as compared to the same period in the prior year, primarily due to less foreign currency gain and losses on investments in mutual funds.
Income Tax Expense

	Three Months Ended March 31,
(in millions)	2022	2021
Income tax expense	$71	$44
Our effective income tax rate was 17.8% and 17.1% in the first quarter of 2022 and 2021, respectively. Our effective income tax rate in the first quarter of 2022 and 2021 was favorably impacted by $13 million and $17 million, respectively, as a result of excess tax benefits recognized upon settlement of share-based compensation awards.
Equity in (Losses) Earnings of Unconsolidated Affiliates

	Three Months Ended March 31,
(in millions)	2022	2021
Equity in (losses) earnings of unconsolidated affiliates	$(4)	$4
Equity in (losses) earnings of unconsolidated affiliates for the three months ended March 31, 2022 decreased as compared to the same period in the prior year due to losses in the operations of our unconsolidated affiliates.

Net Income Attributable to Non-controlling Interests

	Three Months Ended March 31,
(in millions)	2022	2021
Net income attributable to non-controlling interests	$—	$(5)
Net income attributable to non-controlling interests included Quest Diagnostics Incorporated ("Quest") interest in Q2 Solutions. On April 1, 2021 the Company acquired the 40% non-controlling interest in Q2 Solutions from Quest which resulted in a decrease in the net income attributable to non-controlling interests for the three months ended March 31, 2022 as compared to the prior period.
Segment Results of Operations
The Company’s revenues and profit by segment are as follows:

Three Months Ended March 31, 2022 and 2021
	Segment Revenues		Segment Profit
(in millions)	2022	2021	2022	2021
Technology & Analytics Solutions	$1,439	$1,348	$386	$349
Research & Development Solutions	1,934	1,868	401	362
Contract Sales & Medical Solutions	195	193	12	20
Total	3,568	3,409	799	731
General corporate and unallocated			(42)	(57)
Depreciation and amortization			(255)	(323)
Restructuring costs			(7)	(9)
Consolidated	$3,568	$3,409	$495	$342

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses related to integration activities and acquisitions. We also do not allocate depreciation and amortization or impairment charges to our segments.
Technology & Analytics Solutions

	Three Months Ended March 31,		Change
(in millions)	2022	2021	$	%
Revenues	$1,439	$1,348	$91	6.8%
Costs of revenue, exclusive of depreciation and amortization	834	812	22	2.7
Selling, general and administrative expenses	219	187	32	17.1
Segment profit	$386	$349	$37	10.6%

Revenues

Technology & Analytics Solutions’ revenues were $1,439 million for the first quarter of 2022, an increase of $91 million, or 6.8%, over the same period in 2021. This increase was comprised of constant currency revenue growth of approximately $132 million, or 9.8%, reflecting revenue growth across all regions.

The revenue growth for the three months ended March 31, 2022 was driven by higher technology, real-world and consulting and analytical services.

Costs of Revenue, exclusive of Depreciation and Amortization
Technology & Analytics Solutions’ costs of revenue, exclusive of depreciation and amortization, increased $22 million, or 2.7%, in the first quarter of 2022 over the same period in 2021. This increase included a constant currency increase of approximately $44 million, or 5.4%.
The constant currency increase for the three months ended March 31, 2022 was primarily related to an increase in compensation and related expenses to support revenue growth.
Selling, General and Administrative Expenses
Technology & Analytics Solutions’ selling, general and administrative expenses increased $32 million, or 17.1%, in the first quarter of 2022 as compared to the same period in 2021, which included a constant currency increase of approximately $39 million, or 20.9%.
The constant currency increase for the three months ended March 31, 2022 was primarily related to an increase in compensation and related expenses.
Research & Development Solutions

	Three Months Ended March 31,		Change
(in millions)	2022	2021	$	%
Revenues	$1,934	$1,868	$66	3.5%
Costs of revenue, exclusive of depreciation and amortization	1,322	1,321	1	0.1
Selling, general and administrative expenses	211	185	26	14.1
Segment profit	$401	$362	$39	10.8%

Backlog
Research & Development Solutions’ contracted backlog increased from $24.8 billion as of December 31, 2021 to $25.3 billion as of March 31, 2022 and we expect approximately $7.0 billion of this backlog to convert to revenue in the next twelve months.
Revenues
Research & Development Solutions’ revenues were $1,934 million in the first quarter of 2022, an increase of $66 million, or 3.5%, over the same period in 2021. This increase was comprised of constant currency revenue increase of approximately $88 million, or 4.7%, reflecting revenue growth in the Europe and Africa and Asia-Pacific regions.
The revenue growth for the three months ended March 31, 2022 was primarily the result of volume-related increases in clinical services and lab testing.
Costs of Revenue, exclusive of Depreciation and Amortization
Research & Development Solutions’ costs of revenue, exclusive of depreciation and amortization, increased $1 million, or 0.1%, in the first quarter of 2022 over the same period in 2021. This increase included a constant currency increase of approximately $36 million, or 2.7%.
The constant currency increase for the three months ended March 31, 2022 was primarily related to an increase in compensation and related expenses as a result of volume-related increases in clinical services and lab testing.
Selling, General and Administrative Expenses
Research & Development Solutions’ selling, general and administrative expenses increased $26 million, or 14.1%, in the first quarter of 2022 as compared to the same period in 2021, which included a constant currency increase of approximately $29 million, or 15.7%.

The constant currency increase for the three months ended March 31, 2022 was primarily related to an increase in compensation and related expenses.
Contract Sales & Medical Solutions

	Three Months Ended March 31,		Change
(in millions)	2022	2021	$	%
Revenues	$195	$193	$2	1.0%
Costs of revenue, exclusive of depreciation and amortization	167	160	7	4.4
Selling, general and administrative expenses	16	13	3	23.1
Segment profit	$12	$20	$(8)	(40.0)%

Revenues

Contract Sales & Medical Solutions’ revenues were $195 million in the first quarter of 2022, an increase of $2 million, or 1.0%, over the same period in 2021. This increase included a constant currency revenue increase of approximately $11 million, or 5.7%.
The revenue growth for the three months ended March 31, 2022 was largely due to a volume increase in the Americas region.
Costs of Revenue, exclusive of Depreciation and Amortization
Contract Sales & Medical Solutions’ costs of revenue, exclusive of depreciation and amortization, increased $7 million, or 4.4%, in the first quarter of 2022 as compared to the same period in 2021. This increase included a constant currency increase of approximately $15 million, or 9.4%.
The constant currency increase for the three months ended March 31, 2022 was primarily related to an increase in compensation and related expenses.
Selling, General and Administrative Expenses
Contract Sales & Medical Solutions’ selling, general and administrative expenses increased $3 million or 23.1% in the first quarter of 2022 as compared to the same period in 2021, which included a constant currency increase of approximately $4 million, or 30.8%.
The constant currency increase for the three months ended March 31, 2022 was primarily related to an increase in compensation and related expenses and IT related expenses.
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
We had a cash balance of $1,387 million as of March 31, 2022 ($334 million of which was in the United States), an increase from $1,366 million as of December 31, 2021.

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
During the three months ended March 31, 2022, we repurchased 1.7 million shares of our common stock for $403 million under the Repurchase Program. As of March 31, 2022, we have remaining authorization to repurchase up to approximately $2.1 billion of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
Debt
As of March 31, 2022, we had $12.7 billion of total indebtedness, excluding $750 million of additional available borrowings under our revolving credit facility. Our long-term debt arrangements contain customary restrictive covenants and, as of March 31, 2022, we believe we were in compliance with our restrictive covenants in all material respects.
Senior Secured Credit Facilities
As of March 31, 2022, the Company’s Fifth Amended and Restated Credit Agreement provided financing through the senior secured credit facilities of up to approximately $7,075 million, which consisted of $6,325 million principal amounts of debt outstanding, and $750 million of available borrowing capacity on the revolving credit facility and standby letters of credit.
Receivables Financing Facility
As of March 31, 2022, no additional amounts of revolving loan commitments were available under the receivables financing facility.
Three months ended March 31, 2022 and 2021
Cash Flow from Operating Activities

	Three Months Ended March 31,
(in millions)	2022	2021
Net cash provided by operating activities	$508	$867
Cash provided by operating activities decreased $359 million during the first three months of 2022 as compared to the same period in 2021. The decrease was primarily due to a decrease in cash collections from unearned income ($198 million), less cash from other operating assets and liabilities ($153 million) and a decrease in cash from accounts receivable and unbilled services ($90 million), offset by higher cash related net income ($82 million).

Cash Flow from Investing Activities

	Three Months Ended March 31,
(in millions)	2022	2021
Net cash used in investing activities	$(613)	$(176)
Cash used in investing activities increased $437 million during the first three months of 2022 as compared to the same period in 2021, primarily driven by more cash used for acquisitions of businesses ($411 million), acquisitions for property, equipment, and software ($28 million) and investments in unconsolidated affiliates ($5 million), offset by less purchases of marketable securities, net ($4 million), net proceeds from sale of equity securities ($1 million) and other investing activities ($2 million).
Cash Flow from Financing Activities

	Three Months Ended March 31,
(in millions)	2022	2021
Net cash provided by (used in) financing activities	$144	$(168)
Cash provided by financing activities increased $312 million during the first three months of 2022 as compared to the same period in 2021, primarily due to a decrease in debt and principal payments ($1,734 million), an increase in cash proceeds from revolving credit facilities, net of repayments ($650 million), offset by a decrease in cash provided by proceeds from debt issuances, net of debt issuance costs ($1,719 million), an increase in cash used to repurchase common stock ($341 million), an increase in cash payments related to employee stock option plans ($11 million), and an increase in cash payments on contingent consideration and deferred purchase price accruals ($1 million).
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations and Commitments
We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements.
There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our 2021 Form 10-K.
Application of Critical Accounting Policies
There have been no material changes to our critical accounting policies as previously disclosed in our 2021 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2021 Form 10-K.
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
Item 1A. Risk Factors
For a discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” of our 2021 Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2021 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
On October 30, 2013, the Board approved an equity repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. The Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of the Company's common stock by $600 million, $1.5 billion, $2.0 billion, $1.5 billion, and $2.0 billion in 2015, 2016, 2017, 2018, and 2019 respectively. On February 10, 2022, the Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of the Company's common stock by an additional $2.0 billion, which increased the total amount that has been authorized under the Repurchase Program to $9.725 billion. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it may be modified, extended, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The Repurchase Program for common stock does not have an expiration date. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
From inception of the Repurchase Program through March 31, 2022, we have repurchased a total of $7.2 billion of our securities under the Repurchase Program.
During the three months ended March 31, 2022, we repurchased 1.7 million shares of our common stock for $403 million under the Repurchase Program. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of March 31, 2022, we have remaining authorization to repurchase up to approximately $2.1 billion of our common stock under the Repurchase Program.

Since the merger between Quintiles and IMS Health, we have repurchased 69.0 million shares of our common stock at an average market price per share of $104.05 for an aggregate purchase price of $7.2 billion both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.
The following table summarizes the monthly equity repurchase program activity for the three months ended March 31, 2022 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2022 — January 31, 2022	0.1	$269.11	0.1	$502.9
February 1, 2022 — February 28, 2022	1.3	$228.32	1.3	$2,195.4
March 1, 2022 — March 31, 2022	0.3	$231.84	0.3	$2,120.3
	1.7		1.7

Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of IQVIA Holdings Inc., effective April 12, 2022.		8-K	001-35907	3.1	April 14, 2022
3.2	Amended and Restated Bylaws of IQVIA Holdings Inc., effective April 12, 2022.		8-K	001-35907	3.2	April 14, 2022
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Income (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iii) Condensed Consolidated Balance Sheets (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
104	Cover Page Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2022.

IQVIA HOLDINGS INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)