Form 10-Q
period 2022-06-30
IQVIA HOLDINGS INC.
filed 2022-07-22
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	186,507,930	shares outstanding	as of July 15, 2022

IQVIA HOLDINGS INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Revenues	$3,541	$3,438	$7,109	$6,847
Cost of revenues, exclusive of depreciation and amortization	2,331	2,323	4,654	4,616
Selling, general and administrative expenses	483	482	971	924
Depreciation and amortization	270	343	525	666
Restructuring costs	4	4	11	13
Income from operations	453	286	948	628
Interest income	(2)	(1)	(3)	(2)
Interest expense	94	94	180	193
Loss on extinguishment of debt	—	—	—	24
Other expense (income), net	33	(29)	43	(66)
Income before income taxes and equity in (losses) earnings of unconsolidated affiliates	328	222	728	479
Income tax expense	71	48	142	92
Income before equity in (losses) earnings of unconsolidated affiliates	257	174	586	387
Equity in (losses) earnings of unconsolidated affiliates	(1)	1	(5)	5
Net income	256	175	581	392
Net income attributable to non-controlling interests	—	—	—	(5)
Net income attributable to IQVIA Holdings Inc.	$256	$175	$581	$387
Earnings per share attributable to common stockholders:
Basic	$1.36	$0.91	$3.07	$2.02
Diluted	$1.34	$0.90	$3.02	$1.99
Weighted average common shares outstanding:
Basic	188.3	191.6	189.2	191.6
Diluted	191.1	194.9	192.2	194.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net income	$256	$175	$581	$392
Comprehensive income adjustments:
Unrealized (losses) gains on derivative instruments, net of income tax (benefit) expense of $(1), $(1), $8, $—	(7)	(2)	23	4
Defined benefit plan adjustments, net of income tax (benefit) expense of $—, $—, $—, $—	(4)	—	(6)	—
Foreign currency translation, net of income tax expense (benefit) of $84, $(23), $111, $39	(281)	58	(321)	(120)
Reclassification adjustments:
Reclassifications on derivative instruments included in net income, net of income tax benefit of $4, $—, $4, $1	14	3	13	4
Comprehensive (loss) income	(22)	234	290	280
Comprehensive income attributable to non-controlling interests	—	—	—	(5)
Comprehensive (loss) income attributable to IQVIA Holdings Inc.	$(22)	$234	$290	$275
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,428	$1,366
Trade accounts receivable and unbilled services, net	2,679	2,551
Prepaid expenses	188	156
Income taxes receivable	44	58
Investments in debt, equity and other securities	90	111
Other current assets and receivables	482	521
Total current assets	4,911	4,763
Property and equipment, net	529	497
Operating lease right-of-use assets	370	406
Investments in debt, equity and other securities	67	76
Investments in unconsolidated affiliates	92	88
Goodwill	13,104	13,301
Other identifiable intangibles, net	4,733	4,943
Deferred income taxes	120	124
Deposits and other assets	487	491
Total assets	$24,413	$24,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,847	$2,981
Unearned income	1,810	1,825
Income taxes payable	118	137
Current portion of long-term debt	152	91
Other current liabilities	177	207
Total current liabilities	5,104	5,241
Long-term debt, less current portion	12,615	12,034
Deferred income taxes	494	410
Operating lease liabilities	285	313
Other liabilities	563	649
Total liabilities	19,061	18,647
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of June 30, 2022 and December 31, 2021, $0.01 par value, 256.3 shares issued and 186.6 shares outstanding as of June 30, 2022; 255.8 shares issued and 190.6 shares outstanding as of December 31, 2021	10,790	10,777
Retained earnings	2,824	2,243
Treasury stock, at cost, 69.7 and 65.2 shares as of June 30, 2022 and December 31, 2021, respectively	(7,565)	(6,572)
Accumulated other comprehensive loss	(697)	(406)
Total stockholders’ equity	5,352	6,042
Total liabilities and stockholders’ equity	$24,413	$24,689
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2022	2021
Operating activities:
Net income	$581	$392
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	525	666
Amortization of debt issuance costs and discount	7	10
Stock-based compensation	75	80
Losses (earnings) from unconsolidated affiliates	5	(5)
Loss (gain) on investments, net	29	(9)
Benefit from deferred income taxes	(28)	(43)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(143)	481
Change in other operating assets and liabilities	(214)	(166)
Net cash provided by operating activities	837	1,406
Investing activities:
Acquisition of property, equipment and software	(338)	(294)
Acquisition of businesses, net of cash acquired	(464)	(65)
Purchases of marketable securities, net	(3)	(8)
Investments in unconsolidated affiliates, net of payments received	(10)	(3)
Proceeds from sale of equity securities	—	9
Other	3	—
Net cash used in investing activities	(812)	(361)
Financing activities:
Proceeds from issuance of debt	1,250	1,751
Payment of debt issuance costs	(5)	(32)
Repayment of debt and principal payments on finance leases	(47)	(1,794)
Proceeds from revolving credit facility	1,150	—
Repayment of revolving credit facility	(1,250)	—
Payments related to employee stock option plans	(69)	(55)
Repurchase of common stock	(893)	(107)
Acquisition of Quest's non-controlling interest	—	(756)
Contingent consideration and deferred purchase price payments	(21)	(38)
Net cash provided by (used in) financing activities	115	(1,031)
Effect of foreign currency exchange rate changes on cash	(78)	(21)
Increase (decrease) in cash and cash equivalents	62	(7)
Cash and cash equivalents at beginning of period	1,366	1,814
Cash and cash equivalents at end of period	$1,428	$1,807
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total
Balance, December 31, 2021	255.8	(65.2)	$3	$10,774	$2,243	$(6,572)	$(406)	$—	$6,042
Issuance of common stock	0.4	—	—	(67)	—	—	—	—	(67)
Repurchase of common stock	—	(1.7)	—	—	—	(403)	—	—	(403)
Stock-based compensation	—	—	—	35	—	—	—	—	35
Net income	—	—	—	—	325	—	—	—	325
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	30	—	30
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(2)	—	(2)
Foreign currency translation, net of tax	—	—	—	—	—	—	(40)	—	(40)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(1)	—	(1)
Balance, March 31, 2022	256.2	(66.9)	3	10,742	2,568	(6,975)	(419)	—	5,919
Issuance of common stock	0.1	—	—	(2)	—	—	—	—	(2)
Repurchase of common stock	—	(2.8)	—	—	—	(590)	—	—	(590)
Stock-based compensation	—	—	—	47	—	—	—	—	47
Net income	—	—	—	—	256	—	—	—	256
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(7)	—	(7)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation, net of tax	—	—	—	—	—	—	(281)	—	(281)
Reclassification adjustments, net of tax	—	—	—	—	—	—	14	—	14
Balance, June 30, 2022	256.3	(69.7)	$3	$10,787	$2,824	$(7,565)	$(697)	$—	$5,352

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total
Balance, December 31, 2020	254.7	(63.5)	$3	$11,092	$1,277	$(6,166)	$(205)	$279	$6,280
Issuance of common stock	0.7	—	—	(57)	—	—	—	—	(57)
Repurchase of common stock	—	(0.3)	—	—	—	(62)	—	—	(62)
Stock-based compensation	—	—	—	30	—	—	—	—	30
Net income	—	—	—	—	212	—	—	5	217
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	6	—	6
Foreign currency translation, net of tax	—	—	—	—	—	—	(178)	—	(178)
Reclassification adjustments, net of tax	—	—	—	—	—	—	1	—	1
Balance, March 31, 2021	255.4	(63.8)	3	11,065	1,489	(6,228)	(376)	284	6,237
Issuance of common stock	0.2	—	—	1	—	—	—	—	1
Repurchase of common stock	—	(0.2)	—	—	—	(45)	—	—	(45)
Stock-based compensation	—	—	—	42	—	—	—	—	42
Acquisition of Quest's non-controlling interest, net of tax	—	—	—	(415)	—	—	(10)	(284)	(709)
Net income	—	—	—	—	175	—	—	—	175
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(2)	—	(2)
Foreign currency translation, net of tax	—	—	—	—	—	—	58	—	58
Reclassification adjustments, net of tax	—	—	—	—	—	—	3	—	3
Balance, June 30, 2021	255.6	(64)	$3	$10,693	$1,664	$(6,273)	$(327)	$—	$5,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Summary of Significant Accounting Policies
The Company
IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry. With approximately 83,000 employees, IQVIA conducts business in more than 100 countries.
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
Recently Issued Accounting Standards
Accounting pronouncements adopted
In October 2021, the Financial Accounting Standards Board issued new accounting guidance that requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with ASC 606, at fair value on the acquisition date. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The Company adopted this new accounting guidance effective January 1, 2022. The adoption of this new accounting guidance did not have a material impact on the Company's consolidated financial statements for the three and six months ended June 30, 2022. The impact of this guidance on the Company's consolidated financial statements for the remainder of the year will depend on the size and nature of future acquisitions, if any.

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations
The following tables represent revenues by geographic region and reportable segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$716	$866	$88	$1,670
Europe and Africa	540	532	43	1,115
Asia-Pacific	152	552	52	756
Total revenues	$1,408	$1,950	$183	$3,541

	Three Months Ended June 30, 2021
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$635	$935	$86	$1,656
Europe and Africa	565	507	42	1,114
Asia-Pacific	153	449	66	668
Total revenues	$1,353	$1,891	$194	$3,438

	Six Months Ended June 30, 2022
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$1,397	$1,812	$179	$3,388
Europe and Africa	1,136	1,039	89	2,264
Asia-Pacific	314	1,033	110	1,457
Total revenues	$2,847	$3,884	$378	$7,109

	Six Months Ended June 30, 2021
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$1,235	$1,969	$164	$3,368
Europe and Africa	1,155	950	91	2,196
Asia-Pacific	311	840	132	1,283
Total revenues	$2,701	$3,759	$387	$6,847
No individual customer represented 10% or more of consolidated revenues for the three and six months ended June 30, 2022 or 2021.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2022, approximately $28.7 billion of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenue on approximately 30% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.

3. Trade Accounts Receivable, Unbilled Services and Unearned Income
Trade accounts receivables and unbilled services consist of the following:

(in millions)	June 30, 2022	December 31, 2021
Billed	$1,261	$1,275
Unbilled services	1,446	1,309
Trade accounts receivable and unbilled services	2,707	2,584
Allowance for doubtful accounts	(28)	(33)
Trade accounts receivable and unbilled services, net	$2,679	$2,551
Unbilled services and unearned income were as follows:

(in millions)	June 30, 2022	December 31, 2021	Change
Unbilled services	$1,446	$1,309	$137
Unearned income	(1,810)	(1,825)	15
Net balance	$(364)	$(516)	$152
Unbilled services, which is comprised of approximately 61% and 62% of unbilled receivables and 39% and 38% of contract assets as of June 30, 2022 and December 31, 2021, respectively, increased by $137 million as compared to December 31, 2021. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income decreased by $15 million over the same period resulting in an increase of $152 million in the net balance of unbilled services and unearned income between December 31, 2021 and June 30, 2022. The change in the net balance is driven by the difference in timing of revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers, primarily related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.
Bad debt expense recognized on the Company’s receivables and unbilled services was de minimis for the three and six months ended June 30, 2022 and 2021.
4. Goodwill
The following is a summary of goodwill by reportable segment for the six months ended June 30, 2022:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2021	$11,337	$1,802	$162	$13,301
Business combinations	72	237	—	309
Impact of foreign currency fluctuations and other	(471)	(25)	(10)	(506)
Balance as of June 30, 2022	$10,938	$2,014	$152	$13,104

5. Derivatives
The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

(in millions)	Balance Sheet Classification	June 30, 2022			December 31, 2021
		Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$—	$10	$122	$—	$3	$110
Interest rate swaps	Other current assets, other assets and liabilities	35	—	1,800	4	24	1,800
Total derivatives		$35	$10		$4	$27
The pre-tax effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Foreign exchange forward contracts	$(5)	$(2)	$(7)	$(4)
Interest rate swaps	15	3	55	13
Total	$10	$1	$48	$9
The amount of foreign exchange gains related to the net investment hedge included in the cumulative translation adjustment component of accumulated other comprehensive (loss) income (“AOCI”) for the six months ended June 30, 2022 and 2021 was $466 million and $206 million, respectively.
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
The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values as of June 30, 2022 and December 31, 2021 due to their short-term nature. As of June 30, 2022 and December 31, 2021, the fair value of total debt approximated $12,050 million and $12,255 million, respectively, as determined under Level 1 and Level 2 measurements for these financial instruments.

Recurring Fair Value Measurements
The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of June 30, 2022:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$117	$—	$—	$117
Derivatives	—	35	—	35
Total	$117	$35	$—	$152
Liabilities:
Derivatives	$—	$10	$—	$10
Contingent consideration	—	—	76	76
Total	$—	$10	$76	$86
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
Contingent consideration — The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenue performance targets and operating forecasts) and the probability of achieving the specific targets. Based on the assessments of the probability of achieving specific targets, as of June 30, 2022 the Company has accrued approximately 81% of the maximum contingent consideration payments that could potentially become payable.
The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the six months ended June 30:

	Contingent Consideration
(in millions)	2022	2021
Balance as of January 1	$76	$119
Business combinations	23	23
Contingent consideration paid	(18)	(35)
Revaluations included in earnings and foreign currency translation adjustments	(5)	(21)
Balance as of June 30	$76	$86
The current portion of contingent consideration is included within accrued expenses and the long-term portion is included within other liabilities on the accompanying condensed consolidated balance sheets. Revaluations of contingent consideration are recognized in other expense (income), net on the accompanying condensed consolidated statements of income. A change in significant unobservable inputs could result in a higher or lower fair value measurement of contingent consideration.
Non-recurring Fair Value Measurements
As of June 30, 2022, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled approximately $17,969 million and were identified as Level 3. These assets are comprised of cost and equity method investments of $132 million, goodwill of $13,104 million and other identifiable intangibles, net of $4,733 million.

7. Credit Arrangements
The following is a summary of the Company’s revolving credit facilities as of June 30, 2022:

Facility	Interest Rates
$1,500 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 1.25% as of June 30, 2022
$110 million (receivables financing facility)	LIBOR Market Index Rate (1.79% as of June 30, 2022) plus 0.90%
The following table summarizes the Company’s debt at the dates indicated:

(dollars in millions)	June 30, 2022	December 31, 2021
Revolving Credit Facility due 2026:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of —%	$—	$100
Senior Secured Credit Facilities:
Term A Loan due 2026—U.S. Dollar LIBOR at average floating rates of 3.50%	1,379	1,415
Term A Loan due 2026—Euribor at average floating rates of 1.25%	314	351
Term A Loan due 2027—U.S. Dollar SOFR at average floating rates of 3.03%	1,250	—
Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 3.42%	510	510
Term B Loan due 2024—Euribor at average floating rates of 2.00%	1,144	1,242
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 3.42%	670	670
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 4.00%	860	860
Term B Loan due 2025—Euribor at average floating rates of 2.00%	546	592
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	439	476
2.25% Senior Notes due 2028—Euro denominated	753	817
2.875% Senior Notes due 2028—Euro denominated	743	807
1.750% Senior Notes due 2026—Euro denominated	575	624
2.250% Senior Notes due 2029—Euro denominated	941	1,021
Receivables financing facility due 2024—U.S. Dollar LIBOR at average floating rates of 2.57%:
Revolving Loan Commitment	110	110
Term Loan	440	440
Principal amount of debt	12,824	12,185
Less: unamortized discount and debt issuance costs	(57)	(60)
Less: current portion	(152)	(91)
Long-term debt	$12,615	$12,034

Contractual maturities of long-term debt are as follows as of June 30, 2022:

(in millions)
Remainder of 2022	$76
2023	152
2024	2,355
2025	2,667
2026	3,069
Thereafter	4,505
$12,824
Senior Secured Credit Facilities
On June 16, 2022, the Company entered into Amendment No. 1 to the Company’s Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) to borrow $1,250 million in additional U.S. Dollar denominated term A loans due 2027 (the “Additional Term A Loans”). The Additional Term A Loans bear interest based at the Secured Overnight Financing Rate term rates (“Term SOFR”), plus a credit spread adjustment of 0.10% plus a margin ranging from 1.125% to 2.00%, with a Term SOFR floor of 0.00% per annum. The proceeds from the Additional Term A Loans were used to repay approximately $950 million of outstanding revolving credit loans under the Company’s Credit Agreement and for general corporate purposes.
As of June 30, 2022, the Company’s Credit Agreement provided financing through several senior secured credit facilities of up to approximately $8,173 million, which consisted of $6,673 million principal amounts of debt outstanding (as detailed in the table above), and $1,500 million of available borrowing capacity on the $1,500 million revolving credit facility and standby letters of credit. The revolving credit facility is comprised of a $675 million senior secured revolving facility available in U.S. dollars, a $600 million senior secured revolving facility available in U.S. dollars, Euros, Swiss Francs and other foreign currencies, and a $225 million senior secured revolving facility available in U.S. dollars and Yen.
Restrictive Covenants
The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. As of June 30, 2022, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.
8. Contingencies
The Company and its subsidiaries are involved in legal and tax proceedings, claims and litigation arising in the ordinary course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where management currently believes it is probable that the Company will incur a loss and that the probable loss or range of loss can be reasonably estimated, the Company has recorded an accrual in the consolidated financial statements based on its best estimates of such loss. In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, management is unable to make a reasonable estimate of a liability, if any.
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
On February 13, 2014, a group of approximately 1,200 medical doctors and 900 private individuals filed a civil lawsuit with the Seoul Central District Court against IMS Korea and two other defendants, the Korean Pharmaceutical Association (“KPA”) and the Korean Pharmaceutical Information Center (“KPIC”). The civil lawsuit alleges KPA and KPIC collected their personal information in violation of applicable privacy laws without the necessary consent through a software system installed on pharmacy computer systems in Korea, and that personal information was transferred to IMS Korea and sold to pharmaceutical companies. On September 11, 2017, the District Court issued a final decision that the encryption in use by the defendants since June 2014 was adequate to meet the requirements of the Korean Personal Information Privacy Act (“PIPA”) and the sharing of non-identified information for market research purposes was allowed under PIPA. The District Court also found an earlier version of encryption was insufficient to meet PIPA requirements, but no personal data had been leaked or re-identified. The District Court did not award any damages to plaintiffs. Approximately 280 medical doctors and 200 private individuals appealed the District Court decision. On May 3, 2019, the Appellate Court issued a final decision in which it concluded all of the non-identified information transferred by KPIC to IMS Korea for market research purposes violated PIPA, but did not award any damages to plaintiffs (affirming the District Court’s decision on this latter point). On May 24, 2019, approximately 247 plaintiffs appealed the Appellate Court’s decision to the Supreme Court. The Company believes the appeal is without merit and is vigorously defending its position.
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

In 2016, IQVIA acquired Dimensions Healthcare LLC (“Dimensions”), a company operating in the Middle East that was engaged in a joint venture with MedImpact International LLC (“MedImpact International”). The joint venture was terminated in late 2017, and on January 23, 2018, MedImpact International brought an arbitration in Dubai against Dimensions alleging that Dimensions had obtained access to its intellectual property through its prior joint venture with MedImpact International and had used that access to misappropriate and misuse MedImpact International’s intellectual property. Dimensions was ordered to pay an immaterial amount of damages and attorneys’ fees, and enjoined from future use of certain claimed MedImpact International intellectual property.
On September 26, 2019, MedImpact Healthcare Systems, Inc., MedImpact International, MedImpact International Hong Kong Ltd (collectively, “MedImpact”) filed suit in the U.S. District Court for the Southern District of California alleging that various IQVIA entities (IQVIA Inc., IQVIA AG, and IQVIA Ltd.) and two IQVIA employees in the Middle East misappropriated its intellectual property, in violation of, among other things, the U.S. Defend Trade Secrets Act (“DTSA”) and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). In particular, MedImpact alleges that IQVIA acquired Dimensions to obtain access to MedImpact’s intellectual property and then used that access to misappropriate and misuse MedImpact's intellectual property. MedImpact claims damages of approximately $100 million and is seeking the trebling of its damages and reimbursement of its litigation expenses, including its attorneys’ fees. MedImpact further seeks to enjoin IQVIA from continuing to misuse its intellectual property. IQVIA rejects the claims raised by MedImpact and is vigorously defending IQVIA’s position. The parties have mostly completed discovery and await the Court’s decisions on numerous motions, including motions for summary judgment. A trial date is anticipated in 2023.
On December 13, 2021, IQVIA filed suit against MedImpact in the same California federal court, alleging that MedImpact and a former executive misappropriated and misused IQVIA’s intellectual property received in the same prior joint venture, in violation of, among other things, the DTSA and RICO. IQVIA seeks treble damages in an unspecified amount, reimbursement of litigation expenses, including attorneys’ fees, and to enjoin MedImpact from continuing to misuse its intellectual property.
9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of June 30, 2022 or December 31, 2021.
Equity Repurchase Program
On February 10, 2022, the Company’s Board of Directors (the “Board”) increased the stock repurchase authorization under the Company's equity repurchase program (the “Repurchase Program”) with respect to the repurchase of the Company’s common stock by an additional $2.0 billion, which increased the total amount that has been authorized under the Repurchase Program to $9.725 billion since the plan’s inception in October 2013. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time.
During the six months ended June 30, 2022, the Company repurchased 4.5 million shares of its common stock for $993 million under the Repurchase Program. These amounts include approximately 0.5 million of shares valued at approximately $100 million, which were accrued for as of June 30, 2022 based on the terms of the transactions. As of June 30, 2022, the Company has remaining authorization to repurchase up to approximately $1.5 billion of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
10. Business Combinations
The Company completed several individually immaterial acquisitions during the six months ended June 30, 2022. The Company’s assessment of fair value, including the valuation of certain identified intangibles, and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The Company recorded goodwill from these acquisitions, primarily attributable to assembled workforce and expected synergies. The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented as pro forma results of operations would not be materially different to the actual results of operations of the Company.

The following table provides certain preliminary financial information for these acquisitions:

(in millions)	June 30, 2022
Assets acquired:
Cash and cash equivalents	$13
Other assets	72
Goodwill	309
Other identifiable intangibles	199
Liabilities assumed:
Other liabilities	(53)
Deferred income taxes, long-term	(37)
Net assets acquired (1)	$503
(1) Net assets acquired includes contingent consideration and deferred purchase price of $26 million for the six months ended June 30, 2022.
The portion of goodwill deductible for income tax purposes was preliminarily assessed as $30 million.
The following table provides a summary of the preliminary estimated fair value of certain intangible assets acquired:

(in millions)	Amortization Period				June 30, 2022
Other identifiable intangibles:
Customer relationships	1	-	17	years	$161
Non-compete agreements			3	years	3
Software and related assets	3	-	5	years	15
Trade names			2	years	3
Backlog	1	-	4	years	14
Databases			5	years	3
Total Other identifiable intangibles					$199
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
The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs
Balance as of December 31, 2021	$30
Expense, net of reversals	11
Payments	(16)
Foreign currency translation and other	(2)
Balance as of June 30, 2022	$23
The reversals were due to changes in estimates primarily from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals as of June 30, 2022 will be paid in 2022 and 2023.

12. Income Taxes
The effective income tax rate was 21.6% in the second quarter of 2022 and 2021, and 19.5% and 19.2% in the first six months of 2022 and 2021, respectively. The effective income tax rate in the second quarter and in the first six months of 2022 and 2021 was favorably impacted as a result of excess tax benefits recognized upon settlement of share-based compensation awards. For the second quarter of 2022 and 2021 this impact was $1 million and $6 million, respectively, and for the first six months of 2022 and 2021 this impact was $14 million and $23 million, respectively.
13. Accumulated Other Comprehensive (Loss) Income
Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance as of December 31, 2021	$(570)	$(21)	$5	$180	$(406)
Other comprehensive (loss) income before reclassifications	(210)	31	(6)	(119)	(304)
Reclassification adjustments	—	17	—	(4)	13
Balance as of June 30, 2022	$(780)	$27	$(1)	$57	$(697)
Below is a summary of the adjustments for amounts reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

(in millions)	Affected Financial Statement Line Item	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Derivative instruments:
Interest rate swaps	Interest expense	$(7)	$(5)	$(7)	$(9)
Foreign exchange forward contracts	Revenues	(11)	2	(10)	4
Total before income taxes		(18)	(3)	(17)	(5)
Income taxes		(4)	—	(4)	(1)
Total net of income taxes		$(14)	$(3)	$(13)	$(4)
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Revenues
Technology & Analytics Solutions	$1,408	$1,353	$2,847	$2,701
Research & Development Solutions	1,950	1,891	3,884	3,759
Contract Sales & Medical Solutions	183	194	378	387
Total revenues	3,541	3,438	7,109	6,847
Cost of revenues, exclusive of depreciation and amortization
Technology & Analytics Solutions	828	808	1,662	1,620
Research & Development Solutions	1,348	1,355	2,670	2,676
Contract Sales & Medical Solutions	155	160	322	320
Total cost of revenues, exclusive of depreciation and amortization	2,331	2,323	4,654	4,616
Selling, general and administrative expenses
Technology & Analytics Solutions	196	193	415	380
Research & Development Solutions	204	193	415	378
Contract Sales & Medical Solutions	15	14	31	27
General corporate and unallocated	68	82	110	139
Total selling, general and administrative expenses	483	482	971	924
Segment profit
Technology & Analytics Solutions	384	352	770	701
Research & Development Solutions	398	343	799	705
Contract Sales & Medical Solutions	13	20	25	40
Total segment profit	795	715	1,594	1,446
General corporate and unallocated	(68)	(82)	(110)	(139)
Depreciation and amortization	(270)	(343)	(525)	(666)
Restructuring costs	(4)	(4)	(11)	(13)
Total income from operations	$453	$286	$948	$628
15. Earnings Per Share
The following table reconciles the basic to diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Numerator:
Net income attributable to IQVIA Holdings Inc.	$256	$175	$581	$387
Denominator:
Basic weighted average common shares outstanding	188.3	191.6	189.2	191.6
Effect of dilutive stock options and share awards	2.8	3.3	3.0	3.3
Diluted weighted average common shares outstanding	191.1	194.9	192.2	194.9
Earnings per share attributable to common stockholders:
Basic	$1.36	$0.91	$3.07	$2.02
Diluted	$1.34	$0.90	$3.02	$1.99
Stock-based awards will have a dilutive effect under the treasury method when the respective period's average market value of the Company's common stock exceeds the exercise proceeds. Performance awards are included in diluted earnings per share based on if the performance targets have been met at the end of the reporting period.

For the three and six months ended June 30, 2022 and 2021, the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions that have not been met at the end of the reporting period or the effect of including such stock-based awards in the computation would be anti-dilutive was 0.7 and 1.0 million, and 0.5 and 1.0 million, respectively.

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
We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, business disruptions caused by natural disasters, pandemics such as the COVID-19 (coronavirus) outbreak, including any variants, and the public health policy responses to the outbreak, and international conflicts or other disruptions outside of our control such as the current situation in Ukraine and Russia; our ability to accurately model or forecast the impact of the spread and/or containment of COVID-19, including any variants, among other sources of business interruption, on our operations and financial results; most of our contracts may be terminated on short notice, and we may lose or experience delays with large client contracts or be unable to enter into new contracts; the market for our services may not grow as we expect; we may be unable to successfully develop and market new services or enter new markets; imposition of restrictions on our use of data by data suppliers or their refusal to license data to us; any failure by us to comply with contractual, regulatory or ethical requirements under our contracts, including current or future changes to data protection and privacy laws; breaches or misuse of our or our outsourcing partners’ security or communications systems; failure to meet our productivity or business transformation objectives; failure to successfully invest in growth opportunities; our ability to protect our intellectual property rights and our susceptibility to claims by others that we are infringing on their intellectual property rights; the expiration or inability to acquire third party licenses for technology or intellectual property; any failure by us to accurately and timely price and formulate cost estimates for contracts, or to document change orders; hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements; the rate at which our backlog converts to revenue; our ability to acquire, develop and implement technology necessary for our business; consolidation in the industries in which our clients operate; risks related to client or therapeutic concentration; government regulators or our customers may limit the number or scope of indications for medicines and treatments or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; the risks associated with operating on a global basis, including currency or exchange rate fluctuations and legal compliance, including anti-corruption laws; risks related to changes in accounting standards; general economic conditions in the markets in which we operate, including financial market conditions, inflation, and risks related to sales to government entities; the impact of changes in tax laws and regulations; and our ability to successfully integrate, and achieve expected benefits from, our acquired businesses. For a further discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” in our 2021 Form 10-K, as updated in our subsequently filed Quarterly Reports on Form 10-Q.
Overview
IQVIA is a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry. IQVIA creates intelligent connections across all aspects of healthcare through its analytics, transformative technology, big data resources and extensive domain expertise. IQVIA Connected Intelligence™ delivers powerful insights with speed and agility — enabling customers to accelerate the clinical development and commercialization of innovative medical treatments that improve healthcare outcomes for patients. With approximately 83,000 employees, we conduct operations in more than 100 countries.

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
Costs and Expenses
Our costs and expenses are comprised primarily of our cost of revenues including reimbursed expenses and selling, general and administrative expenses. Cost of revenues includes compensation and benefits for billable employees and personnel involved in production, trial monitoring, data management and delivery, and the costs of acquiring and processing data for our information offerings; costs of staff directly involved with delivering technology-related services offerings and engagements, related accommodations and the costs of data purchased specifically for technology services engagements; and other expenses directly related to service contracts such as courier fees, laboratory supplies, professional services and travel expenses. Reimbursed expenses, which are included in cost of revenues, are comprised principally of payments to investigators who oversee clinical trials and travel expenses for our clinical monitors and sales representatives. Selling, general and administrative expenses include costs related to sales, marketing and administrative functions (including human resources, legal, finance, quality assurance, compliance and general management) for compensation and benefits, travel, professional services, training and expenses for information technology and facilities. We also incur costs and expenses associated with depreciation and amortization.
Foreign Currency Translation
In the first six months of 2022, approximately 35% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenues and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period to period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results. As such, the differences noted below between reported results of operations and constant currency information is wholly attributable to the effects of foreign currency rate fluctuations.
Consolidated Results of Operations
For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.
Revenues

	Three Months Ended June 30,		Change
(in millions)	2022	2021	$	%
Revenues	$3,541	$3,438	$103	3.0%

For the second quarter of 2022, our revenues increased $103 million, or 3.0%, as compared to the same period in 2021. This increase was comprised of constant currency revenue growth of approximately $244 million, or 7.1%, reflecting an $127 million increase in Technology & Analytics Solutions, an $113 million increase in Research & Development Solutions, and a $4 million increase in Contract Sales & Medical Solutions.

	Six Months Ended June 30,		Change
(in millions)	2022	2021	$	%
Revenues	$7,109	$6,847	$262	3.8%
For the first six months of 2022, our revenues increased $262 million, or 3.8%, as compared to the same period in 2021. This increase was comprised of constant currency revenue growth of approximately $475 million, or 6.9%, reflecting a $259 million increase in Technology & Analytics Solutions, a $201 million increase in Research & Development Solutions, and a $15 million increase in Contract Sales & Medical Solutions.
Cost of Revenues, exclusive of Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Cost of revenues, exclusive of depreciation and amortization	$2,331	$2,323	$4,654	$4,616
% of revenues	65.8%	67.6%	65.5%	67.4%
The $8 million increase in cost of revenues, exclusive of depreciation and amortization, for the three months ended June 30, 2022 as compared to the same period in 2021 included a constant currency increase of approximately $134 million, or 5.8%, reflecting a $58 million increase in Technology & Analytics Solutions, a $70 million increase in Research & Development Solutions, and a $6 million increase in Contract Sales & Medical Solutions.
The $38 million increase in cost of revenues, exclusive of depreciation and amortization, for the six months ended June 30, 2022 as compared to the same period in 2021 included a constant currency increase of approximately $229 million, or 5.0%, reflecting an $102 million increase in Technology & Analytics Solutions, an $106 million increase in Research & Development Solutions, and a $21 million increase in Contract Sales & Medical Solutions.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Selling, general and administrative expenses	$483	$482	$971	$924
% of revenues	13.6%	14.0%	13.7%	13.5%
The $1 million increase in selling, general and administrative expenses for the three months ended June 30, 2022 as compared to the same period in 2021 included a constant currency increase of approximately $25 million, or 5.2%, reflecting a $17 million increase in Technology & Analytics Solutions, a $17 million increase in Research & Development Solutions, an $1 million increase in Contract Sales & Medical Solutions, offset by a $(10) million decrease in general corporate and unallocated expenses.
The $47 million increase in selling, general and administrative expenses for the six months ended June 30, 2022 as compared to the same period in 2021 included a constant currency increase of approximately $83 million, or 9.0%, reflecting a $56 million increase in Technology & Analytics Solutions, a $46 million increase in Research & Development Solutions, a $5 million increase in Contract Sales & Medical Solutions, offset by a $(24) million decrease in general corporate and unallocated expenses.

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Depreciation and amortization	$270	$343	$525	$666
% of revenues	7.6%	10.0%	7.4%	9.7%
The $73 million and $141 million decrease in depreciation and amortization in the three and six months ended June 30, 2022 as compared to the same periods in 2021 was primarily due to certain intangible assets from the merger between Quintiles and IMS Health becoming fully amortized in 2021, offset by an increase in amortization from intangible assets associated with acquisitions occurring in 2021 and 2022 as well as higher capitalized software balances.
Restructuring Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Restructuring costs	$4	$4	$11	$13
The restructuring costs incurred during 2022 and 2021 were due to ongoing efforts to streamline our global operations. The remaining actions under these plans are expected to occur throughout 2022 and into 2023 and are expected to consist of consolidating functional activities, eliminating redundant positions and aligning resources with customer requirements.
Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Interest income	$(2)	$(1)	$(3)	$(2)
Interest expense	$94	$94	$180	$193
Interest income includes interest received primarily from bank balances and investments.
Interest expense during the six months ended June 30, 2022 was lower than the same period in 2021 due to the refinancing in 2021 of our existing term A loans and the redemption of our 3.250% senior notes due 2025, which was offset by the interest expense on the issuance in 2021 of our 1.750% senior notes due 2026 and 2.250% senior notes due 2029, as well as interest expense on the revolving credit facility.
Loss on Extinguishment of Debt

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Loss on extinguishment of debt	$—	$—	$—	$24
During the six months ended June 30, 2021, we recognized a loss on extinguishment of debt for fees and expenses incurred related to the refinancing of our 3.250% senior notes due 2025.
Other Expense (Income), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Other expense (income), net	$33	$(29)	$43	$(66)
Other expense (income), net for the three and six months ended June 30, 2022 increased as compared to the same periods in the prior year, primarily due to foreign currency losses and losses on investments in mutual funds.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Income tax expense	$71	$48	$142	$92
Our effective income tax rate was 21.6% in the second quarter of 2022 and 2021, and 19.5% and 19.2% in the first six months of 2022 and 2021, respectively. Our effective income tax rate in the second quarter and in the first six months of 2022 and 2021 was favorably impacted as a result of excess tax benefits recognized upon settlement of share-based compensation awards. For the second quarter of 2022 and 2021 this impact was $1 million and $6 million, respectively, and for the first six months of 2022 and 2021 this impact was $14 million and $23 million, respectively.
Equity in (Losses) Earnings of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Equity in (losses) earnings of unconsolidated affiliates	$(1)	$1	$(5)	$5
Equity in (losses) earnings of unconsolidated affiliates for the three and six months ended June 30, 2022 decreased as compared to the same period in the prior year due to losses in the operations of our unconsolidated affiliates.
Net Income Attributable to Non-controlling Interests

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net income attributable to non-controlling interests	$—	$—	$—	$(5)
Net income attributable to non-controlling interests included Quest Diagnostics Incorporated ("Quest") interest in Q2 Solutions. On April 1, 2021 the Company acquired the 40% non-controlling interest in Q2 Solutions from Quest which resulted in a decrease in the net income attributable to non-controlling interests for the six months ended June 30, 2022 as compared to the prior period.
Segment Results of Operations
The Company’s revenues and profit by segment are as follows:

Three Months Ended June 30, 2022 and 2021
	Segment Revenues		Segment Profit
(in millions)	2022	2021	2022	2021
Technology & Analytics Solutions	$1,408	$1,353	$384	$352
Research & Development Solutions	1,950	1,891	398	343
Contract Sales & Medical Solutions	183	194	13	20
Total	3,541	3,438	795	715
General corporate and unallocated			(68)	(82)
Depreciation and amortization			(270)	(343)
Restructuring costs			(4)	(4)
Consolidated	$3,541	$3,438	$453	$286

Six Months Ended June 30, 2022 and 2021
	Segment Revenues		Segment Profit
(in millions)	2022	2021	2022	2021
Technology & Analytics Solutions	$2,847	$2,701	$770	$701
Research & Development Solutions	3,884	3,759	799	705
Contract Sales & Medical Solutions	378	387	25	40
Total	7,109	6,847	1,594	1,446
General corporate and unallocated			(110)	(139)
Depreciation and amortization			(525)	(666)
Restructuring costs			(11)	(13)
Consolidated	$7,109	$6,847	$948	$628
Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses related to integration activities and acquisitions. We also do not allocate depreciation and amortization or impairment charges to our segments.
Technology & Analytics Solutions

	Three Months Ended June 30,		Change
(in millions)	2022	2021	$	%
Revenues	$1,408	$1,353	$55	4.1%
Cost of revenues, exclusive of depreciation and amortization	828	808	20	2.5
Selling, general and administrative expenses	196	193	3	1.6
Segment profit	$384	$352	$32	9.1%

	Six Months Ended June 30,		Change
(in millions)	2022	2021	$	%
Revenues	$2,847	$2,701	$146	5.4%
Cost of revenues, exclusive of depreciation and amortization	1,662	1,620	42	2.6
Selling, general and administrative expenses	415	380	35	9.2
Segment profit	$770	$701	$69	9.8%
Revenues
Technology & Analytics Solutions’ revenues were $1,408 million for the second quarter of 2022, an increase of $55 million, or 4.1%, over the same period in 2021. This increase was comprised of constant currency revenue growth of approximately $127 million, or 9.4%, reflecting revenue growth across all regions.
Technology & Analytics Solutions’ revenues were $2,847 million for the first six months of 2022, an increase of $146 million, or 5.4%, over the same period in 2021. This increase was comprised of constant currency revenue growth of approximately $259 million, or 9.6%, reflecting revenue growth across all regions.
The revenue growth for the three and six months ended June 30, 2022 was driven by higher technology, real-world and consulting and analytical services.
Cost of Revenues, exclusive of Depreciation and Amortization
Technology & Analytics Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $20 million, or 2.5%, in the second quarter of 2022 over the same period in 2021. This increase included a constant currency increase of approximately $58 million, or 7.2%.

Technology & Analytics Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $42 million, or 2.6%, in the first six months of 2022 over the same period in 2021. This increase included a constant currency increase of approximately $102 million, or 6.3%.
The constant currency increase for the three and six months ended June 30, 2022 was primarily related to an increase in compensation and related expenses to support revenue growth.
Selling, General and Administrative Expenses
Technology & Analytics Solutions’ selling, general and administrative expenses increased $3 million, or 1.6%, in the second quarter of 2022 as compared to the same period in 2021, which included a constant currency increase of approximately $17 million, or 8.8%.
Technology & Analytics Solutions’ selling, general and administrative expenses increased $35 million, or 9.2%, in the first six months of 2022 as compared to the same period in 2021, which included a constant currency increase of approximately $56 million, or 14.7%.
The constant currency increase for the three and six months ended June 30, 2022 was primarily related to an increase in compensation and related expenses.
Research & Development Solutions

	Three Months Ended June 30,		Change
(in millions)	2022	2021	$	%
Revenues	$1,950	$1,891	$59	3.1%
Cost of revenues, exclusive of depreciation and amortization	1,348	1,355	(7)	(0.5)
Selling, general and administrative expenses	204	193	11	5.7
Segment profit	$398	$343	$55	16.0%

	Six Months Ended June 30,		Change
(in millions)	2022	2021	$	%
Revenues	$3,884	$3,759	$125	3.3%
Cost of revenues, exclusive of depreciation and amortization	2,670	2,676	(6)	(0.2)
Selling, general and administrative expenses	415	378	37	9.8
Segment profit	$799	$705	$94	13.3%

Backlog
Research & Development Solutions’ contracted backlog increased from $24.8 billion as of December 31, 2021 to $25.6 billion as of June 30, 2022 and we expect approximately $7.0 billion of this backlog to convert to revenue in the next twelve months.
Revenues
Research & Development Solutions’ revenues were $1,950 million in the second quarter of 2022, an increase of $59 million, or 3.1%, over the same period in 2021. This increase was comprised of constant currency revenue growth of approximately $113 million, or 6.0%, reflecting revenue growth in the Europe and Africa and Asia-Pacific regions, partially offset by a decrease in COVID-19 related work in the Americas region.
Research & Development Solutions’ revenues were $3,884 million in the first six months of 2022, an increase of $125 million, or 3.3%, over the same period in 2021. This increase was comprised of constant currency revenue growth of approximately $201 million, or 5.3%, reflecting revenue growth in the Europe and Africa and Asia-Pacific regions, partially offset by a decrease in COVID-19 related work in the Americas region.

The revenue growth for the three and six months ended June 30, 2022 was primarily the result of volume-related increases in clinical services and lab testing.
Cost of Revenues, exclusive of Depreciation and Amortization
Research & Development Solutions’ cost of revenues, exclusive of depreciation and amortization, decreased $7 million, or 0.5%, in the second quarter of 2022 over the same period in 2021. This decrease included a constant currency increase of approximately $70 million, or 5.2%.
Research & Development Solutions’ cost of revenues, exclusive of depreciation and amortization, decreased $6 million, or 0.2%, in the first six months of 2022 over the same period in 2021. This decrease included a constant currency increase of approximately $106 million, or 4.0%.
The constant currency increase for the three and six months ended June 30, 2022 was primarily related to an increase in compensation and related expenses as a result of volume-related increases in clinical services and lab testing.
Selling, General and Administrative Expenses
Research & Development Solutions’ selling, general and administrative expenses increased $11 million, or 5.7%, in the second quarter of 2022 as compared to the same period in 2021, which included a constant currency increase of approximately $17 million, or 8.8%.
Research & Development Solutions’ selling, general and administrative expenses increased $37 million, or 9.8%, in the first six months of 2022 as compared to the same period in 2021, which included a constant currency increase of approximately $46 million, or 12.2%.
The constant currency increase for the three and six months ended June 30, 2022 was primarily related to an increase in compensation and related expenses.
Contract Sales & Medical Solutions

	Three Months Ended June 30,		Change
(in millions)	2022	2021	$	%
Revenues	$183	$194	$(11)	(5.7)%
Cost of revenues, exclusive of depreciation and amortization	155	160	(5)	(3.1)
Selling, general and administrative expenses	15	14	1	7.1
Segment profit	$13	$20	$(7)	(35.0)%

	Six Months Ended June 30,		Change
(in millions)	2022	2021	$	%
Revenues	$378	$387	$(9)	(2.3)%
Cost of revenues, exclusive of depreciation and amortization	322	320	2	0.6
Selling, general and administrative expenses	31	27	4	14.8
Segment profit	$25	$40	$(15)	(37.5)%
Revenues
Contract Sales & Medical Solutions’ revenues were $183 million in the second quarter of 2022, a decrease of $11 million, or 5.7%, over the same period in 2021. This decrease included a constant currency revenue growth of approximately $4 million, or 2.1%, reflecting revenue growth in the Americas and Europe and Africa regions.
Contract Sales & Medical Solutions’ revenues were $378 million in the first six months of 2022, a decrease of $9 million, or 2.3%, over the same period in 2021. This increase included a constant currency revenue growth of approximately $15 million, or 3.9%, reflecting revenue growth in the Americas and Europe and Africa regions.

The constant currency revenue growth for the three and six months ended June 30, 2022 was largely due to volume increases in services performed.
Cost of Revenues, exclusive of Depreciation and Amortization
Contract Sales & Medical Solutions’ cost of revenues, exclusive of depreciation and amortization, decreased $5 million, or 3.1%, in the second quarter of 2022 as compared to the same period in 2021. This decrease included a constant currency increase of approximately $6 million, or 3.8%.
Contract Sales & Medical Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $2 million, or 0.6%, in the first six months of 2022 as compared to the same period in 2021. This increase included a constant currency increase of approximately $21 million, or 6.6%.
The constant currency increase for the three and six months ended June 30, 2022 was primarily related to an increase in compensation and related expenses and reimbursed expenses.
Selling, General and Administrative Expenses
Contract Sales & Medical Solutions’ selling, general and administrative expenses increased $1 million, or 7.1%, in the second quarter of 2022 as compared to the same period in 2021, which included a constant currency increase of approximately $1 million, or 7.1%.
Contract Sales & Medical Solutions’ selling, general and administrative expenses increased $4 million, or 14.8%, in the first six months of 2022 as compared to the same period in 2021, which included a constant currency increase of approximately $5 million, or 18.5%.
The constant currency increase for the three and six months ended June 30, 2022 was primarily related to an increase in compensation and related expenses and IT related expenses.
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
We had a cash balance of $1,428 million as of June 30, 2022 ($672 million of which was in the United States), an increase from $1,366 million as of December 31, 2021.

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
During the six months ended June 30, 2022, we repurchased 4.5 million shares of our common stock for $993 million under the Repurchase Program. These amounts include approximately 0.5 million of shares valued at approximately $100 million which were accrued for as of June 30, 2022 based on the terms of the transactions. As of June 30, 2022, we have remaining authorization to repurchase up to approximately $1.5 billion of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
Debt
As of June 30, 2022, we had $12.8 billion of total indebtedness, excluding $1,500 million of additional available borrowings under our revolving credit facility. Our long-term debt arrangements contain customary restrictive covenants and, as of June 30, 2022, we believe we were in compliance with our restrictive covenants in all material respects.
Senior Secured Credit Facilities
On June 16, 2022, the Company entered into Amendment No. 1 to the Company’s Credit Agreement to borrow $1,250 million in Additional Term A Loans. The proceeds from the Additional Term A Loans were used to repay approximately $950 million of outstanding revolving credit loans under the Company's senior secured credit facilities and for general corporate purposes. See Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding our credit arrangements.
As of June 30, 2022, the Company’s Fifth Amended and Restated Credit Agreement provided financing through the senior secured credit facilities of up to approximately $8,173 million, which consisted of $6,673 million principal amounts of debt outstanding, and $1,500 million of available borrowing capacity on the revolving credit facility and standby letters of credit.
Receivables Financing Facility
As of June 30, 2022, no additional amounts of revolving loan commitments were available under the receivables financing facility.

Six months ended June 30, 2022 and 2021
Cash Flow from Operating Activities

	Six Months Ended June 30,
(in millions)	2022	2021
Net cash provided by operating activities	$837	$1,406
Cash provided by operating activities decreased $569 million during the first six months of 2022 as compared to the same period in 2021. The decrease was primarily due to a decrease in cash collections from unearned income ($286 million), a decrease in cash from accounts receivable and unbilled services ($338 million) and less cash from other operating assets and liabilities ($48 million), offset by higher cash related net income ($103 million).
Cash Flow from Investing Activities

	Six Months Ended June 30,
(in millions)	2022	2021
Net cash used in investing activities	$(812)	$(361)
Cash used in investing activities increased $451 million during the first six months of 2022 as compared to the same period in 2021, primarily driven by more cash used for acquisitions of businesses ($399 million), acquisitions for property, equipment, and software ($44 million) and investments in unconsolidated affiliates ($7 million), as well as less net proceeds from sale of equity securities ($9 million), offset by less purchases of marketable securities, net ($5 million) and other investing activities ($3 million).
Cash Flow from Financing Activities

	Six Months Ended June 30,
(in millions)	2022	2021
Net cash provided by (used in) financing activities	$115	$(1,031)
Cash provided by financing activities increased $1,146 million during the first six months of 2022 as compared to the same period in 2021, primarily due to a decrease in debt and principal payments ($1,747 million), the absence of cash payments for the Company's acquisition of Quest's non-controlling interest in Q2 Solutions ($756 million) and a decrease in cash payments on contingent consideration and deferred purchase price accruals ($17 million), offset by an increase in cash used to repurchase common stock ($786 million), a decrease in cash provided by proceeds from debt issuances, net of debt issuance costs ($474 million), a decrease in cash proceeds from revolving credit facilities, net of repayments ($100 million) and an increase in cash payments related to employee stock option plans ($14 million).
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
From inception of the Repurchase Program through June 30, 2022, we have repurchased a total of $7.8 billion of our securities under the Repurchase Program.
During the six months ended June 30, 2022, we repurchased 4.5 million shares of our common stock for $993 million under the Repurchase Program. These amounts include approximately 0.5 million of shares valued at approximately $100 million which were accrued for as of June 30, 2022 based on the terms of the transactions. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of June 30, 2022, we have remaining authorization to repurchase up to approximately $1.5 billion of our common stock under the Repurchase Program.

Since the merger between Quintiles and IMS Health, we have repurchased 71.8 million shares of our common stock at an average market price per share of $108.20 for an aggregate purchase price of $7.8 billion both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.
The following table summarizes the monthly equity repurchase program activity for the three months ended June 30, 2022 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2022 — April 30, 2022	0.2	$219.32	0.2	$2,070.3
May 1, 2022 — May 31, 2022	1.3	$208.58	1.3	$1,807.8
June 1, 2022 — June 30, 2022	1.3	$210.50	1.3	$1,530.3
	2.8		2.8

Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.1	Amendment No. 1, dated June 16, 2022, to Fifth Amended and Restated Credit Agreement. dated August 25, 2021, among IQVIA Inc., IQVIA Holdings Inc., IQVIA RDS Inc., IQVIA AG, IQVIA Solutions Japan K.K., the other guarantors party thereto, Bank of America, N.A. as administrative agent and as collateral agent, and the Lenders party thereto.		8-K	001-35907	10.1	June 16, 2022
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Income (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iii) Condensed Consolidated Balance Sheets (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
104	Cover Page Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on July 22, 2022.

IQVIA HOLDINGS INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)