Form 10-Q
period 2022-09-30
IQVIA HOLDINGS INC.
filed 2022-10-27
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	185,740,023	shares outstanding	as of October 21, 2022

IQVIA HOLDINGS INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Revenues	$3,562	$3,391	$10,671	$10,238
Cost of revenues, exclusive of depreciation and amortization	2,321	2,253	6,975	6,869
Selling, general and administrative expenses	517	498	1,488	1,422
Depreciation and amortization	248	336	773	1,002
Restructuring costs	4	2	15	15
Income from operations	472	302	1,420	930
Interest income	(4)	(2)	(7)	(4)
Interest expense	108	92	288	285
Loss on extinguishment of debt	—	1	—	25
Other expense (income), net	8	(62)	51	(128)
Income before income taxes and equity in (losses) earnings of unconsolidated affiliates	360	273	1,088	752
Income tax expense	70	12	212	104
Income before equity in (losses) earnings of unconsolidated affiliates	290	261	876	648
Equity in (losses) earnings of unconsolidated affiliates	(7)	—	(12)	5
Net income	283	261	864	653
Net income attributable to non-controlling interests	—	—	—	(5)
Net income attributable to IQVIA Holdings Inc.	$283	$261	$864	$648
Earnings per share attributable to common stockholders:
Basic	$1.52	$1.36	$4.59	$3.38
Diluted	$1.49	$1.34	$4.52	$3.32
Weighted average common shares outstanding:
Basic	186.5	191.5	188.3	191.5
Diluted	189.4	195.3	191.3	195.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net income	$283	$261	$864	$653
Comprehensive income adjustments:
Unrealized gains (losses) on derivative instruments, net of income tax expense of $2, $—, $10, $—	6	(4)	29	—
Defined benefit plan adjustments, net of income tax expense of $2, $—, $2, $—	10	—	4	—
Foreign currency translation, net of income tax expense of $84, $28, $195, $66	(218)	(117)	(539)	(237)
Reclassification adjustments:
Reclassifications on derivative instruments included in net income, net of income tax benefit of $—, $1, $4, $2	1	3	14	7
Comprehensive income	82	143	372	423
Comprehensive income attributable to non-controlling interests	—	—	—	(5)
Comprehensive income attributable to IQVIA Holdings Inc.	$82	$143	$372	$418
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,274	$1,366
Trade accounts receivable and unbilled services, net	2,640	2,551
Prepaid expenses	176	156
Income taxes receivable	47	58
Investments in debt, equity and other securities	87	111
Other current assets and receivables	528	521
Total current assets	4,752	4,763
Property and equipment, net	507	497
Operating lease right-of-use assets	333	406
Investments in debt, equity and other securities	64	76
Investments in unconsolidated affiliates	87	88
Goodwill	13,177	13,301
Other identifiable intangibles, net	4,718	4,943
Deferred income taxes	97	124
Deposits and other assets	488	491
Total assets	$24,223	$24,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,971	$2,981
Unearned income	1,842	1,825
Income taxes payable	124	137
Current portion of long-term debt	151	91
Other current liabilities	165	207
Total current liabilities	5,253	5,241
Long-term debt, less current portion	12,243	12,034
Deferred income taxes	560	410
Operating lease liabilities	259	313
Other liabilities	561	649
Total liabilities	18,876	18,647
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of September 30, 2022 and December 31, 2021, $0.01 par value, 256.3 shares issued and 185.8 shares outstanding as of September 30, 2022; 255.8 shares issued and 190.6 shares outstanding as of December 31, 2021	10,853	10,777
Retained earnings	3,107	2,243
Treasury stock, at cost, 70.5 and 65.2 shares as of September 30, 2022 and December 31, 2021, respectively	(7,715)	(6,572)
Accumulated other comprehensive loss	(898)	(406)
Total stockholders’ equity	5,347	6,042
Total liabilities and stockholders’ equity	$24,223	$24,689
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2022	2021
Operating activities:
Net income	$864	$653
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	773	1,002
Amortization of debt issuance costs and discount	11	14
Stock-based compensation	136	128
Losses (earnings) from unconsolidated affiliates	12	(5)
Loss (gain) on investments, net	35	(9)
Benefit from deferred income taxes	(52)	(83)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(88)	663
Change in other operating assets and liabilities	9	(113)
Net cash provided by operating activities	1,700	2,250
Investing activities:
Acquisition of property, equipment and software	(503)	(456)
Acquisition of businesses, net of cash acquired	(1,012)	(994)
Purchases of marketable securities, net	(4)	(9)
Investments in unconsolidated affiliates, net of payments received	(14)	(3)
Proceeds from sale of equity securities	—	5
Other	4	1
Net cash used in investing activities	(1,529)	(1,456)
Financing activities:
Proceeds from issuance of debt	1,250	1,951
Payment of debt issuance costs	(5)	(40)
Repayment of debt and principal payments on finance leases	(86)	(2,068)
Proceeds from revolving credit facility	1,500	410
Repayment of revolving credit facility	(1,600)	(300)
Payments related to employee stock option plans	(70)	(51)
Repurchase of common stock	(1,103)	(202)
Acquisition of Quest's non-controlling interest	—	(758)
Contingent consideration and deferred purchase price payments	(22)	(39)
Net cash used in financing activities	(136)	(1,097)
Effect of foreign currency exchange rate changes on cash	(127)	(41)
Decrease in cash and cash equivalents	(92)	(344)
Cash and cash equivalents at beginning of period	1,366	1,814
Cash and cash equivalents at end of period	$1,274	$1,470
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total
Balance, December 31, 2021	255.8	(65.2)	$3	$10,774	$2,243	$(6,572)	$(406)	$—	$6,042
Issuance of common stock	0.4	—	—	(67)	—	—	—	—	(67)
Repurchase of common stock	—	(1.7)	—	—	—	(403)	—	—	(403)
Stock-based compensation	—	—	—	35	—	—	—	—	35
Net income	—	—	—	—	325	—	—	—	325
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	30	—	30
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(2)	—	(2)
Foreign currency translation, net of tax	—	—	—	—	—	—	(40)	—	(40)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(1)	—	(1)
Balance, March 31, 2022	256.2	(66.9)	3	10,742	2,568	(6,975)	(419)	—	5,919
Issuance of common stock	0.1	—	—	(2)	—	—	—	—	(2)
Repurchase of common stock	—	(2.8)	—	—	—	(590)	—	—	(590)
Stock-based compensation	—	—	—	47	—	—	—	—	47
Net income	—	—	—	—	256	—	—	—	256
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(7)	—	(7)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation, net of tax	—	—	—	—	—	—	(281)	—	(281)
Reclassification adjustments, net of tax	—	—	—	—	—	—	14	—	14
Balance, June 30, 2022	256.3	(69.7)	3	10,787	2,824	(7,565)	(697)	—	5,352
Issuance of common stock	—	—	—	(1)	—	—	—	—	(1)
Repurchase of common stock	—	(0.8)	—	—	—	(150)	—	—	(150)
Stock-based compensation	—	—	—	64	—	—	—	—	64
Net income	—	—	—	—	283	—	—	—	283
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	6	—	6
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	10	—	10
Foreign currency translation, net of tax	—	—	—	—	—	—	(218)	—	(218)
Reclassification adjustments, net of tax	—	—	—	—	—	—	1	—	1
Balance, September 30, 2022	256.3	(70.5)	$3	$10,850	$3,107	$(7,715)	$(898)	$—	$5,347
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total
Balance, December 31, 2020	254.7	(63.5)	$3	$11,092	$1,277	$(6,166)	$(205)	$279	$6,280
Issuance of common stock	0.7	—	—	(57)	—	—	—	—	(57)
Repurchase of common stock	—	(0.3)	—	—	—	(62)	—	—	(62)
Stock-based compensation	—	—	—	30	—	—	—	—	30
Net income	—	—	—	—	212	—	—	5	217
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	6	—	6
Foreign currency translation, net of tax	—	—	—	—	—	—	(178)	—	(178)
Reclassification adjustments, net of tax	—	—	—	—	—	—	1	—	1
Balance, March 31, 2021	255.4	(63.8)	3	11,065	1,489	(6,228)	(376)	284	6,237
Issuance of common stock	0.2	—	—	1	—	—	—	—	1
Repurchase of common stock	—	(0.2)	—	—	—	(45)	—	—	(45)
Stock-based compensation	—	—	—	42	—	—	—	—	42
Acquisition of Quest's non-controlling interest, net of tax	—	—	—	(415)	—	—	(10)	(284)	(709)
Net income	—	—	—	—	175	—	—	—	175
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(2)	—	(2)
Foreign currency translation, net of tax	—	—	—	—	—	—	58	—	58
Reclassification adjustments, net of tax	—	—	—	—	—	—	3	—	3
Balance, June 30, 2021	255.6	(64.0)	3	10,693	1,664	(6,273)	(327)	—	5,760
Issuance of common stock	—	—	—	4	—	—	—	—	4
Repurchase of common stock	—	(0.5)	—	—	—	(125)	—	—	(125)
Stock-based compensation	—	—	—	48	—	—	—	—	48
Acquisition of Quest's non-controlling interest, net of tax		—	—	(1)	—	—	—	—	(1)
Net income	—	—	—	—	261	—	—	—	261
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation, net of tax	—	—	—	—	—	—	(117)	—	(117)
Reclassification adjustments, net of tax	—	—	—	—	—	—	3	—	3
Balance, September 30, 2021	255.6	(64.5)	$3	$10,744	$1,925	$(6,398)	$(445)	$—	$5,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Summary of Significant Accounting Policies
The Company
IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry. With approximately 85,000 employees, IQVIA conducts business in more than 100 countries.
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
Recently Issued Accounting Standards
Accounting pronouncements adopted
In October 2021, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under previous GAAP, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with ASC 606, at fair value on the acquisition date. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The Company adopted this new accounting guidance effective January 1, 2022. The adoption of this new accounting guidance did not have a material impact on the Company's consolidated financial statements for the three and nine months ended September 30, 2022. The impact of this guidance on the Company's consolidated financial statements for the remainder of the year will depend on the size and nature of future acquisitions, if any.

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations
The following tables represent revenues by geographic region and reportable segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$746	$960	$91	$1,797
Europe and Africa	503	488	40	1,031
Asia-Pacific	151	531	52	734
Total revenues	$1,400	$1,979	$183	$3,562

	Three Months Ended September 30, 2021
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$647	$942	$94	$1,683
Europe and Africa	529	448	42	1,019
Asia-Pacific	161	463	65	689
Total revenues	$1,337	$1,853	$201	$3,391

	Nine Months Ended September 30, 2022
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$2,143	$2,772	$270	$5,185
Europe and Africa	1,639	1,527	129	3,295
Asia-Pacific	465	1,564	162	2,191
Total revenues	$4,247	$5,863	$561	$10,671

	Nine Months Ended September 30, 2021
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$1,882	$2,911	$258	$5,051
Europe and Africa	1,684	1,398	133	3,215
Asia-Pacific	472	1,303	197	1,972
Total revenues	$4,038	$5,612	$588	$10,238
No individual customer represented 10% or more of consolidated revenues for the three and nine months ended September 30, 2022 or 2021.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2022, approximately $27.9 billion of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenue on approximately 30% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.

3. Trade Accounts Receivable, Unbilled Services and Unearned Income
Trade accounts receivables and unbilled services consist of the following:

(in millions)	September 30, 2022	December 31, 2021
Billed	$1,145	$1,275
Unbilled services	1,526	1,309
Trade accounts receivable and unbilled services	2,671	2,584
Allowance for doubtful accounts	(31)	(33)
Trade accounts receivable and unbilled services, net	$2,640	$2,551
Unbilled services and unearned income were as follows:

(in millions)	September 30, 2022	December 31, 2021	Change
Unbilled services	$1,526	$1,309	$217
Unearned income	(1,842)	(1,825)	(17)
Net balance	$(316)	$(516)	$200
Unbilled services, which is comprised of approximately 61% and 63% of unbilled receivables and 39% and 37% of contract assets as of September 30, 2022 and December 31, 2021, respectively, increased by $217 million as compared to December 31, 2021. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $17 million over the same period resulting in an increase of $200 million in the net balance of unbilled services and unearned income between December 31, 2021 and September 30, 2022. The change in the net balance is driven by the difference in timing of revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers, primarily related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.
Bad debt expense recognized on the Company’s receivables and unbilled services was de minimis for the three and nine months ended September 30, 2022 and 2021.
4. Goodwill
The following is a summary of goodwill by reportable segment for the nine months ended September 30, 2022:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2021	$11,337	$1,802	$162	$13,301
Business combinations	503	236	—	739
Impact of foreign currency fluctuations and other	(802)	(46)	(15)	(863)
Balance as of September 30, 2022	$11,038	$1,992	$147	$13,177

5. Derivatives
The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

(in millions)	Balance Sheet Classification	September 30, 2022			December 31, 2021
		Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets and liabilities	$—	$15	$125	$—	$3	$110
Interest rate swaps	Other current assets, other assets and liabilities	49	—	1,800	4	24	1,800
Total derivatives		$49	$15		$4	$27
The pre-tax effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Foreign exchange forward contracts	$(5)	$(5)	$(12)	$(9)
Interest rate swaps	14	4	69	17
Total	$9	$(1)	$57	$8
The amount of foreign exchange gains related to the net investment hedge included in the cumulative translation adjustment component of accumulated other comprehensive (loss) income (“AOCI”) for the nine months ended September 30, 2022 and 2021 was $807 million and $332 million, respectively.
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
The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values as of September 30, 2022 and December 31, 2021 due to their short-term nature. As of September 30, 2022 and December 31, 2021, the fair value of total debt approximated $11,603 million and $12,255 million, respectively, as determined under Level 1 and Level 2 measurements for these financial instruments.

Recurring Fair Value Measurements
The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of September 30, 2022:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$112	$—	$—	$112
Derivatives	—	49	—	49
Total	$112	$49	$—	$161
Liabilities:
Derivatives	$—	$15	$—	$15
Contingent consideration	—	—	95	95
Total	$—	$15	$95	$110
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
Contingent consideration — The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenue performance targets and operating forecasts) and the probability of achieving the specific targets. Based on the assessments of the probability of achieving specific targets, as of September 30, 2022 the Company has accrued approximately 73% of the maximum contingent consideration payments that could potentially become payable.
The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the nine months ended September 30:

	Contingent Consideration
(in millions)	2022	2021
Balance as of January 1	$76	$119
Business combinations	54	39
Contingent consideration paid	(18)	(37)
Revaluations included in earnings and foreign currency translation adjustments	(17)	(25)
Balance as of September 30	$95	$96
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
Non-recurring Fair Value Measurements
As of September 30, 2022, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled approximately $18,021 million and were identified as Level 3. These assets are comprised of cost and equity method investments of $126 million, goodwill of $13,177 million and other identifiable intangibles, net of $4,718 million.

7. Credit Arrangements
The following is a summary of the Company’s revolving credit facilities as of September 30, 2022:

Facility	Interest Rates
$1,500 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 1.25% as of September 30, 2022
$110 million (receivables financing facility)	LIBOR Market Index Rate (3.14% as of September 30, 2022) plus 0.90%
The following table summarizes the Company’s debt at the dates indicated:

(dollars in millions)	September 30, 2022	December 31, 2021
Revolving Credit Facility due 2026:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of —%	$—	$100
Senior Secured Credit Facilities:
Term A Loan due 2026—U.S. Dollar LIBOR at average floating rates of 4.92%	1,361	1,415
Term A Loan due 2026—Euribor at average floating rates of 2.44%	290	351
Term A Loan due 2027—U.S. Dollar SOFR at average floating rates of 4.90%	1,234	—
Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of 4.87%	510	510
Term B Loan due 2024—Euribor at average floating rates of 3.19%	1,072	1,242
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 4.87%	670	670
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 5.42%	860	860
Term B Loan due 2025—Euribor at average floating rates of 3.19%	512	592
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	412	476
2.25% Senior Notes due 2028—Euro denominated	706	817
2.875% Senior Notes due 2028—Euro denominated	697	807
1.750% Senior Notes due 2026—Euro denominated	539	624
2.250% Senior Notes due 2029—Euro denominated	882	1,021
Receivables financing facility due 2024—U.S. Dollar LIBOR at average floating rates of 4.02%:
Revolving Loan Commitment	110	110
Term Loan	440	440
Principal amount of debt	12,445	12,185
Less: unamortized discount and debt issuance costs	(51)	(60)
Less: current portion	(151)	(91)
Long-term debt	$12,243	$12,034

Contractual maturities of long-term debt are as follows as of September 30, 2022:

(in millions)
Remainder of 2022	$38
2023	152
2024	2,283
2025	2,605
2026	3,017
Thereafter	4,350
$12,445
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
As of September 30, 2022, the Company’s Credit Agreement provided financing through several senior secured credit facilities of up to approximately $8,009 million, which consisted of $6,509 million principal amounts of debt outstanding (as detailed in the table above), and $1,500 million of available borrowing capacity on the $1,500 million revolving credit facility and standby letters of credit. The revolving credit facility is comprised of a $675 million senior secured revolving facility available in U.S. dollars, a $600 million senior secured revolving facility available in U.S. dollars, Euros, Swiss Francs and other foreign currencies, and a $225 million senior secured revolving facility available in U.S. dollars and Yen.
Restrictive Covenants
The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. As of September 30, 2022, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.
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

The Company routinely enters into agreements with third parties, including its clients and suppliers, all in the normal course of business. In these agreements, the Company sometimes agrees to indemnify and hold harmless the other party for any damages such other party may suffer as a result of potential intellectual property infringement and other claims. The Company has not accrued a liability with respect to these matters generally, as the exposure is considered remote.
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
On September 26, 2019, MedImpact Healthcare Systems, Inc., MedImpact International, MedImpact International Hong Kong Ltd (collectively, “MedImpact”) filed suit in the U.S. District Court for the Southern District of California alleging that various IQVIA entities (IQVIA Inc., IQVIA AG, and IQVIA Ltd.) and two IQVIA employees in the Middle East misappropriated its intellectual property, in violation of, among other things, the U.S. Defend Trade Secrets Act (“DTSA”) and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). In particular, MedImpact alleges that IQVIA acquired Dimensions to obtain access to MedImpact’s intellectual property and then used that access to misappropriate and misuse MedImpact's intellectual property. MedImpact claims damages of approximately $100 million and is seeking the trebling of its damages and reimbursement of its litigation expenses, including its attorneys’ fees. MedImpact further seeks to enjoin IQVIA from continuing to misuse its intellectual property. On October 7, 2022, the Court dismissed MedImpact’s RICO claims as well as all claims against IQVIA Inc., IQVIA Ltd., and one of the individual employee defendants. A trial date on the remaining claims is anticipated in 2023. IQVIA rejects all of the claims raised by MedImpact and is vigorously defending IQVIA’s position.
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
9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of September 30, 2022 or December 31, 2021.
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
During the nine months ended September 30, 2022, the Company repurchased 5.3 million shares of its common stock for $1,143 million under the Repurchase Program. These amounts include approximately 0.2 million of shares valued at approximately $40 million, which were accrued for as of September 30, 2022 based on when the trade and settlement dates occurred. As of September 30, 2022, the Company has remaining authorization to repurchase up to approximately $1.4 billion of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
10. Business Combinations
The Company completed several individually immaterial acquisitions during the nine months ended September 30, 2022. The Company’s assessment of fair value, including the valuation of certain identified intangibles, and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The Company recorded goodwill from these acquisitions, primarily attributable to assembled workforce and expected synergies. The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented as pro forma results of operations would not be materially different to the actual results of operations of the Company.

The following table provides certain preliminary financial information for these acquisitions:

(in millions)	September 30, 2022
Assets acquired:
Cash and cash equivalents	$25
Other assets	105
Goodwill	739
Other identifiable intangibles	403
Liabilities assumed:
Other liabilities	(87)
Deferred income taxes, long-term	(90)
Net assets acquired (1)	$1,095
(1) Net assets acquired includes contingent consideration and deferred purchase price of $58 million for the nine months ended September 30, 2022.
The portion of goodwill deductible for income tax purposes was preliminarily assessed as $30 million.
The following table provides a summary of the preliminary estimated fair value of certain intangible assets acquired:

(in millions)	Amortization Period				September 30, 2022
Other identifiable intangibles:
Customer relationships	1	-	17	years	$311
Software and related assets	3	-	5	years	58
Backlog	1	-	4	years	14
Databases			5	years	11
Trade names	2	-	3	years	6
Non-compete agreements			3	years	3
Total Other identifiable intangibles					$403
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
The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs
Balance as of December 31, 2021	$30
Expense, net of reversals	15
Payments	(22)
Foreign currency translation and other	(2)
Balance as of September 30, 2022	$21
The reversals were due to changes in estimates primarily from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals as of September 30, 2022 will be paid in 2022 and 2023.

12. Income Taxes
The effective income tax rate was 19.4% and 4.4% in the third quarter of 2022 and 2021, respectively, and 19.5% and 13.8% in the first nine months of 2022 and 2021, respectively. The effective income tax rate in the third quarter and the first nine months of 2022 and 2021 was favorably impacted by the Company recording a benefit related to the 2021 and 2020 U.S. Federal tax return position associated with Foreign Derived Intangible Income (“FDII”) and Global Intangible Low-Taxed Income (“GILTI”) tax credits of $6 million and $29 million, respectively. Additionally, the effective income tax rate in the third quarter and in the first nine months of 2022 and 2021 was favorably impacted as a result of excess tax benefits recognized upon settlement of share-based compensation awards. For the third quarter of 2022 and 2021 this impact was $1 million and $3 million, respectively, and for the first nine months of 2022 and 2021 this impact was $15 million and $26 million, respectively.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The Company is assessing these impacts on its condensed consolidated financial statements.
13. Accumulated Other Comprehensive (Loss) Income
Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance as of December 31, 2021	$(570)	$(21)	$5	$180	$(406)
Other comprehensive (loss) income before reclassifications	(344)	39	6	(207)	(506)
Reclassification adjustments	—	18	—	(4)	14
Balance as of September 30, 2022	$(914)	$36	$11	$(31)	$(898)
Below is a summary of the adjustments for amounts reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

(in millions)	Affected Financial Statement Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Derivative instruments:
Interest rate swaps	Interest expense	$(9)	$(5)	$(16)	$(14)
Foreign exchange forward contracts	Revenues	8	1	(2)	5
Total before income taxes		(1)	(4)	(18)	(9)
Income taxes		—	(1)	(4)	(2)
Total net of income taxes		$(1)	$(3)	$(14)	$(7)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenues
Technology & Analytics Solutions	$1,400	$1,337	$4,247	$4,038
Research & Development Solutions	1,979	1,853	5,863	5,612
Contract Sales & Medical Solutions	183	201	561	588
Total revenues	3,562	3,391	10,671	10,238
Cost of revenues, exclusive of depreciation and amortization
Technology & Analytics Solutions	828	795	2,490	2,415
Research & Development Solutions	1,335	1,291	4,005	3,967
Contract Sales & Medical Solutions	158	167	480	487
Total cost of revenues, exclusive of depreciation and amortization	2,321	2,253	6,975	6,869
Selling, general and administrative expenses
Technology & Analytics Solutions	213	199	628	579
Research & Development Solutions	199	198	614	576
Contract Sales & Medical Solutions	17	14	48	41
General corporate and unallocated	88	87	198	226
Total selling, general and administrative expenses	517	498	1,488	1,422
Segment profit
Technology & Analytics Solutions	359	343	1,129	1,044
Research & Development Solutions	445	364	1,244	1,069
Contract Sales & Medical Solutions	8	20	33	60
Total segment profit	812	727	2,406	2,173
General corporate and unallocated	(88)	(87)	(198)	(226)
Depreciation and amortization	(248)	(336)	(773)	(1,002)
Restructuring costs	(4)	(2)	(15)	(15)
Total income from operations	$472	$302	$1,420	$930
15. Earnings Per Share
The following table reconciles the basic to diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Numerator:
Net income attributable to IQVIA Holdings Inc.	$283	$261	$864	$648
Denominator:
Basic weighted average common shares outstanding	186.5	191.5	188.3	191.5
Effect of dilutive stock options and share awards	2.9	3.8	3.0	3.5
Diluted weighted average common shares outstanding	189.4	195.3	191.3	195.0
Earnings per share attributable to common stockholders:
Basic	$1.52	$1.36	$4.59	$3.38
Diluted	$1.49	$1.34	$4.52	$3.32
Stock-based awards will have a dilutive effect under the treasury method when the respective period's average market value of the Company's common stock exceeds the exercise proceeds. Performance awards are included in diluted earnings per share based on if the performance targets have been met at the end of the reporting period.

For the three and nine months ended September 30, 2022 and 2021, the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions that have not been met at the end of the reporting period or the effect of including such stock-based awards in the computation would be anti-dilutive was 0.4 and 0.9 million, and 0.5 and 0.9 million, respectively.
16. Subsequent Events
On October 13, 2022, the Company elected to prepay $510 million, the entire outstanding balance, of its U.S. Dollar Term B Loan due 2024.

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
Overview
IQVIA is a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry. IQVIA creates intelligent connections across all aspects of healthcare through its analytics, transformative technology, big data resources and extensive domain expertise. IQVIA Connected Intelligence™ delivers powerful insights with speed and agility — enabling customers to accelerate the clinical development and commercialization of innovative medical treatments that improve healthcare outcomes for patients. With approximately 85,000 employees, we conduct operations in more than 100 countries.

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
Foreign Currency Translation
In the first nine months of 2022, approximately 35% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenues and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period to period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results. As such, the differences noted below between reported results of operations and constant currency information is wholly attributable to the effects of foreign currency rate fluctuations.
Consolidated Results of Operations
For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.
Revenues

	Three Months Ended September 30,		Change
(in millions)	2022	2021	$	%
Revenues	$3,562	$3,391	$171	5.0%

For the third quarter of 2022, our revenues increased $171 million, or 5.0%, as compared to the same period in 2021. This increase was comprised of constant currency revenue growth of approximately $355 million, or 10.5%, reflecting an $155 million increase in Technology & Analytics Solutions, an $198 million increase in Research & Development Solutions, and a $2 million increase in Contract Sales & Medical Solutions.

	Nine Months Ended September 30,		Change
(in millions)	2022	2021	$	%
Revenues	$10,671	$10,238	$433	4.2%
For the first nine months of 2022, our revenues increased $433 million, or 4.2%, as compared to the same period in 2021. This increase was comprised of constant currency revenue growth of approximately $830 million, or 8.1%, reflecting a $414 million increase in Technology & Analytics Solutions, a $399 million increase in Research & Development Solutions, and a $17 million increase in Contract Sales & Medical Solutions.
Cost of Revenues, exclusive of Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Cost of revenues, exclusive of depreciation and amortization	$2,321	$2,253	$6,975	$6,869
% of revenues	65.2%	66.4%	65.4%	67.1%
The $68 million increase in cost of revenues, exclusive of depreciation and amortization, for the three months ended September 30, 2022 as compared to the same period in 2021 included a constant currency increase of approximately $237 million, or 10.5%, reflecting an $86 million increase in Technology & Analytics Solutions, an $144 million increase in Research & Development Solutions, and a $7 million increase in Contract Sales & Medical Solutions.
The $106 million increase in cost of revenues, exclusive of depreciation and amortization, for the nine months ended September 30, 2022 as compared to the same period in 2021 included a constant currency increase of approximately $466 million, or 6.8%, reflecting an $188 million increase in Technology & Analytics Solutions, a $250 million increase in Research & Development Solutions, and a $28 million increase in Contract Sales & Medical Solutions.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Selling, general and administrative expenses	$517	$498	$1,488	$1,422
% of revenues	14.5%	14.7%	13.9%	13.9%
The $19 million increase in selling, general and administrative expenses for the three months ended September 30, 2022 as compared to the same period in 2021 included a constant currency increase of approximately $54 million, or 10.8%, reflecting a $34 million increase in Technology & Analytics Solutions, a $9 million increase in Research & Development Solutions, a $4 million increase in Contract Sales & Medical Solutions, and a $7 million increase in general corporate and unallocated expenses.
The $66 million increase in selling, general and administrative expenses for the nine months ended September 30, 2022 as compared to the same period in 2021 included a constant currency increase of approximately $137 million, or 9.6%, reflecting a $90 million increase in Technology & Analytics Solutions, a $55 million increase in Research & Development Solutions, a $9 million increase in Contract Sales & Medical Solutions, offset by a $(17) million decrease in general corporate and unallocated expenses.

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Depreciation and amortization	$248	$336	$773	$1,002
% of revenues	7.0%	9.9%	7.2%	9.8%
The $88 million and $229 million decrease in depreciation and amortization for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 was primarily due to certain intangible assets from the merger between Quintiles and IMS Health becoming fully amortized in 2021, offset by an increase in amortization from intangible assets associated with acquisitions occurring in 2021 and 2022 as well as higher capitalized software balances.
Restructuring Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Restructuring costs	$4	$2	$15	$15
The restructuring costs incurred during 2022 and 2021 were due to ongoing efforts to streamline our global operations. The remaining actions under these plans are expected to occur throughout 2022 and into 2023 and are expected to consist of consolidating functional activities, eliminating redundant positions and aligning resources with customer requirements.
Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Interest income	$(4)	$(2)	$(7)	$(4)
Interest expense	$108	$92	$288	$285
Interest income includes interest received primarily from bank balances and investments. The increase is primarily a result of higher deposit rates.
Interest expense during the three and nine months ended September 30, 2022 was higher than the same period in 2021 due primarily to higher base rate interest costs across the floating rate debt portfolio.
Loss on Extinguishment of Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Loss on extinguishment of debt	$—	$1	$—	$25
During the three and nine months ended September 30, 2021, we recognized a loss on extinguishment of debt for fees and expenses incurred related to the refinancing of our 3.250% Senior Notes due 2025 and Prior Credit Agreement.
Other Expense (Income), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Other expense (income), net	$8	$(62)	$51	$(128)
Other expense (income), net for the three and nine months ended September 30, 2022 increased as compared to the same periods in the prior year, primarily due to foreign currency losses and losses on investments.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Income tax expense	$70	$12	$212	$104
Our effective income tax rate was 19.4% and 4.4% in the third quarter of 2022 and 2021, respectively, and 19.5% and 13.8% in the first nine months of 2022 and 2021, respectively. Our effective income tax rate in the third quarter and the first nine months of 2022 and 2021 was favorably impacted by recording a benefit related to the 2021 and 2020 U.S. Federal tax return position associated with FDII and GILTI tax credits of $6 million and $29 million, respectively. Additionally, our effective income tax rate in the third quarter and in the first nine months of 2022 and 2021 was favorably impacted as a result of excess tax benefits recognized upon settlement of share-based compensation awards. For the third quarter of 2022 and 2021 this impact was $1 million and $3 million, respectively, and for the first nine months of 2022 and 2021 this impact was $15 million and $26 million, respectively.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. We are assessing these impacts on our condensed consolidated financial statements.
Equity in (Losses) Earnings of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Equity in (losses) earnings of unconsolidated affiliates	$(7)	$—	$(12)	$5
Equity in (losses) earnings of unconsolidated affiliates for the three and nine months ended September 30, 2022 decreased as compared to the same periods in the prior year due to losses in the operations of our unconsolidated affiliates.
Net Income Attributable to Non-controlling Interests

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net income attributable to non-controlling interests	$—	$—	$—	$(5)
Net income attributable to non-controlling interests included Quest Diagnostics Incorporated's ("Quest") interest in Q2 Solutions. On April 1, 2021 the Company acquired the 40% non-controlling interest in Q2 Solutions from Quest which resulted in a decrease in the net income attributable to non-controlling interests for the nine months ended September 30, 2022 as compared to the prior period.
Segment Results of Operations
The Company’s revenues and profit by segment are as follows:

Three Months Ended September 30, 2022 and 2021
	Segment Revenues		Segment Profit
(in millions)	2022	2021	2022	2021
Technology & Analytics Solutions	$1,400	$1,337	$359	$343
Research & Development Solutions	1,979	1,853	445	364
Contract Sales & Medical Solutions	183	201	8	20
Total	3,562	3,391	812	727
General corporate and unallocated			(88)	(87)
Depreciation and amortization			(248)	(336)
Restructuring costs			(4)	(2)
Consolidated	$3,562	$3,391	$472	$302

Nine Months Ended September 30, 2022 and 2021
	Segment Revenues		Segment Profit
(in millions)	2022	2021	2022	2021
Technology & Analytics Solutions	$4,247	$4,038	$1,129	$1,044
Research & Development Solutions	5,863	5,612	1,244	1,069
Contract Sales & Medical Solutions	561	588	33	60
Total	10,671	10,238	2,406	2,173
General corporate and unallocated			(198)	(226)
Depreciation and amortization			(773)	(1,002)
Restructuring costs			(15)	(15)
Consolidated	$10,671	$10,238	$1,420	$930
Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses related to integration activities and acquisitions. We also do not allocate depreciation and amortization or impairment charges to our segments.
Technology & Analytics Solutions

	Three Months Ended September 30,		Change
(in millions)	2022	2021	$	%
Revenues	$1,400	$1,337	$63	4.7%
Cost of revenues, exclusive of depreciation and amortization	828	795	33	4.2
Selling, general and administrative expenses	213	199	14	7.0
Segment profit	$359	$343	$16	4.7%

	Nine Months Ended September 30,		Change
(in millions)	2022	2021	$	%
Revenues	$4,247	$4,038	$209	5.2%
Cost of revenues, exclusive of depreciation and amortization	2,490	2,415	75	3.1
Selling, general and administrative expenses	628	579	49	8.5
Segment profit	$1,129	$1,044	$85	8.1%
Revenues
Technology & Analytics Solutions’ revenues were $1,400 million for the third quarter of 2022, an increase of $63 million, or 4.7%, over the same period in 2021. This increase was comprised of constant currency revenue growth of approximately $155 million, or 11.6%, reflecting revenue growth across all regions.
Technology & Analytics Solutions’ revenues were $4,247 million for the first nine months of 2022, an increase of $209 million, or 5.2%, over the same period in 2021. This increase was comprised of constant currency revenue growth of approximately $414 million, or 10.3%, reflecting revenue growth across all regions.
The revenue growth for the three and nine months ended September 30, 2022 was driven by higher technology, real-world and consulting and analytical services.
Cost of Revenues, exclusive of Depreciation and Amortization
Technology & Analytics Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $33 million, or 4.2%, in the third quarter of 2022 over the same period in 2021. This increase included a constant currency increase of approximately $86 million, or 10.8%.

Technology & Analytics Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $75 million, or 3.1%, in the first nine months of 2022 over the same period in 2021. This increase included a constant currency increase of approximately $188 million, or 7.8%.
The constant currency increase for the three and nine months ended September 30, 2022 was primarily related to an increase in compensation and related expenses to support revenue growth.
Selling, General and Administrative Expenses
Technology & Analytics Solutions’ selling, general and administrative expenses increased $14 million, or 7.0%, in the third quarter of 2022 as compared to the same period in 2021, which included a constant currency increase of approximately $34 million, or 17.1%.
Technology & Analytics Solutions’ selling, general and administrative expenses increased $49 million, or 8.5%, in the first nine months of 2022 as compared to the same period in 2021, which included a constant currency increase of approximately $90 million, or 15.5%.
The constant currency increase for the three and nine months ended September 30, 2022 was primarily related to an increase in compensation and related expenses.
Research & Development Solutions

	Three Months Ended September 30,		Change
(in millions)	2022	2021	$	%
Revenues	$1,979	$1,853	$126	6.8%
Cost of revenues, exclusive of depreciation and amortization	1,335	1,291	44	3.4
Selling, general and administrative expenses	199	198	1	0.5
Segment profit	$445	$364	$81	22.3%

	Nine Months Ended September 30,		Change
(in millions)	2022	2021	$	%
Revenues	$5,863	$5,612	$251	4.5%
Cost of revenues, exclusive of depreciation and amortization	4,005	3,967	38	1.0
Selling, general and administrative expenses	614	576	38	6.6
Segment profit	$1,244	$1,069	$175	16.4%
Backlog
Research & Development Solutions’ contracted backlog increased from $24.8 billion as of December 31, 2021 to $25.8 billion as of September 30, 2022 and we expect approximately $7.1 billion of this backlog to convert to revenue in the next twelve months.
Revenues
Research & Development Solutions’ revenues were $1,979 million in the third quarter of 2022, an increase of $126 million, or 6.8%, over the same period in 2021. This increase was comprised of constant currency revenue growth of approximately $198 million, or 10.7%, reflecting revenue growth across all regions.
Research & Development Solutions’ revenues were $5,863 million in the first nine months of 2022, an increase of $251 million, or 4.5%, over the same period in 2021. This increase was comprised of constant currency revenue growth of approximately $399 million, or 7.1%, reflecting revenue growth in the Europe and Africa and Asia-Pacific regions, partially offset by a decrease in COVID-19 related work in the Americas region.
The revenue growth for the three and nine months ended September 30, 2022 was primarily the result of volume-related increases in clinical services and lab testing.

Cost of Revenues, exclusive of Depreciation and Amortization
Research & Development Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $44 million, or 3.4%, in the third quarter of 2022 over the same period in 2021. This increase included a constant currency increase of approximately $144 million, or 11.2%.
Research & Development Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $38 million, or 1.0%, in the first nine months of 2022 over the same period in 2021. This increase included a constant currency increase of approximately $250 million, or 6.3%.
The constant currency increase for the three and nine months ended September 30, 2022 was primarily related to an increase in compensation and related expenses as a result of volume-related increases in clinical services and lab testing.
Selling, General and Administrative Expenses
Research & Development Solutions’ selling, general and administrative expenses increased $1 million, or 0.5%, in the third quarter of 2022 as compared to the same period in 2021, which included a constant currency increase of approximately $9 million, or 4.5%.
Research & Development Solutions’ selling, general and administrative expenses increased $38 million, or 6.6%, in the first nine months of 2022 as compared to the same period in 2021, which included a constant currency increase of approximately $55 million, or 9.5%.
The constant currency increase for the three and nine months ended September 30, 2022 was primarily related to an increase in compensation and related expenses.
Contract Sales & Medical Solutions

	Three Months Ended September 30,		Change
(in millions)	2022	2021	$	%
Revenues	$183	$201	$(18)	(9.0)%
Cost of revenues, exclusive of depreciation and amortization	158	167	(9)	(5.4)
Selling, general and administrative expenses	17	14	3	21.4
Segment profit	$8	$20	$(12)	(60.0)%

	Nine Months Ended September 30,		Change
(in millions)	2022	2021	$	%
Revenues	$561	$588	$(27)	(4.6)%
Cost of revenues, exclusive of depreciation and amortization	480	487	(7)	(1.4)
Selling, general and administrative expenses	48	41	7	17.1
Segment profit	$33	$60	$(27)	(45.0)%
Revenues
Contract Sales & Medical Solutions’ revenues were $183 million in the third quarter of 2022, a decrease of $18 million, or 9.0%, over the same period in 2021. This decrease included a constant currency revenue growth of approximately $2 million, or 1.0%, reflecting revenue growth in the Europe and Africa region.
Contract Sales & Medical Solutions’ revenues were $561 million in the first nine months of 2022, a decrease of $27 million, or 4.6%, over the same period in 2021. This decrease included a constant currency revenue growth of approximately $17 million, or 2.9%, reflecting revenue growth in the Americas and Europe and Africa regions.
The constant currency revenue growth for the three and nine months ended September 30, 2022 was largely due to volume increases in services performed.

Cost of Revenues, exclusive of Depreciation and Amortization
Contract Sales & Medical Solutions’ cost of revenues, exclusive of depreciation and amortization, decreased $9 million, or 5.4%, in the third quarter of 2022 as compared to the same period in 2021. This decrease included a constant currency increase of approximately $7 million, or 4.2%.
Contract Sales & Medical Solutions’ cost of revenues, exclusive of depreciation and amortization, decreased $7 million, or 1.4%, in the first nine months of 2022 as compared to the same period in 2021. This decrease included a constant currency increase of approximately $28 million, or 5.7%.
The constant currency increase for the three and nine months ended September 30, 2022 was primarily related to an increase in compensation and related expenses and reimbursed expenses.
Selling, General and Administrative Expenses
Contract Sales & Medical Solutions’ selling, general and administrative expenses increased $3 million, or 21.4%, in the third quarter of 2022 as compared to the same period in 2021, which included a constant currency increase of approximately $4 million, or 28.6%.
Contract Sales & Medical Solutions’ selling, general and administrative expenses increased $7 million, or 17.1%, in the first nine months of 2022 as compared to the same period in 2021, which included a constant currency increase of approximately $9 million, or 22.0%.
The constant currency increase for the three and nine months ended September 30, 2022 was primarily related to an increase in compensation and related expenses and IT related expenses.
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
We had a cash balance of $1,274 million as of September 30, 2022 ($512 million of which was in the United States), a decrease from $1,366 million as of December 31, 2021.

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
During the nine months ended September 30, 2022, we repurchased 5.3 million shares of our common stock for $1,143 million under the Repurchase Program. These amounts include approximately 0.2 million of shares valued at approximately $40 million which were accrued for as of September 30, 2022 based on when the trade and settlement dates occurred. As of September 30, 2022, we have remaining authorization to repurchase up to approximately $1.4 billion of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
Debt
As of September 30, 2022, we had $12.4 billion of total indebtedness, excluding $1,500 million of additional available borrowings under our revolving credit facility. Our long-term debt arrangements contain customary restrictive covenants and, as of September 30, 2022, we believe we were in compliance with our restrictive covenants in all material respects.
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
As of September 30, 2022, the Company’s Fifth Amended and Restated Credit Agreement provided financing through the senior secured credit facilities of up to approximately $8,009 million, which consisted of $6,509 million principal amounts of debt outstanding, and $1,500 million of available borrowing capacity on the revolving credit facility and standby letters of credit.
Receivables Financing Facility
As of September 30, 2022, no additional amounts of revolving loan commitments were available under the receivables financing facility.

Nine months ended September 30, 2022 and 2021
Cash Flow from Operating Activities

	Nine Months Ended September 30,
(in millions)	2022	2021
Net cash provided by operating activities	$1,700	$2,250
Cash provided by operating activities decreased $550 million during the first nine months of 2022 as compared to the same period in 2021. The decrease was primarily due to a decrease in cash collections from unearned income ($444 million), a decrease in cash from accounts receivable and unbilled services ($307 million), offset by an increase in cash from other operating assets and liabilities ($122 million) and cash related net income ($79 million).
Cash Flow from Investing Activities

	Nine Months Ended September 30,
(in millions)	2022	2021
Net cash used in investing activities	$(1,529)	$(1,456)
Cash used in investing activities increased $73 million during the first nine months of 2022 as compared to the same period in 2021, primarily driven by more cash used for acquisitions of property, equipment, and software ($47 million), acquisitions of businesses ($18 million) and investments in unconsolidated affiliates ($11 million), as well as less net proceeds from sale of equity securities ($5 million), offset by less purchases of marketable securities, net ($5 million) and an increase in cash from other investing activities ($3 million).
Cash Flow from Financing Activities

	Nine Months Ended September 30,
(in millions)	2022	2021
Net cash used in financing activities	$(136)	$(1,097)
Cash used in financing activities decreased $961 million during the first nine months of 2022 as compared to the same period in 2021, primarily due to a decrease in debt and principal payments ($1,982 million), the absence of cash payments for the Company's acquisition of Quest's non-controlling interest in Q2 Solutions ($758 million) and a decrease in cash payments on contingent consideration and deferred purchase price accruals ($17 million), offset by an increase in cash used to repurchase common stock ($901 million), a decrease in cash provided by proceeds from debt issuances, net of debt issuance costs ($666 million), a decrease in cash proceeds from revolving credit facilities, net of repayments ($210 million) and an increase in cash payments related to employee stock option plans ($19 million).
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
From inception of the Repurchase Program through September 30, 2022, we have repurchased a total of $7.9 billion of our securities under the Repurchase Program.
During the nine months ended September 30, 2022, we repurchased 5.3 million shares of our common stock for $1,143 million under the Repurchase Program. These amounts include approximately 0.2 million of shares valued at approximately $40 million which were accrued for as of September 30, 2022 based on when the trade and settlement dates occurred. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of September 30, 2022, we have remaining authorization to repurchase up to approximately $1.4 billion of our common stock under the Repurchase Program.

Since the merger between Quintiles and IMS Health, we have repurchased 72.6 million shares of our common stock at an average market price per share of $109.06 for an aggregate purchase price of $7.9 billion both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.
The following table summarizes the monthly equity repurchase program activity for the three months ended September 30, 2022 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2022 — July 31, 2022	—	$—	—	$1,530.3
August 1, 2022 — August 31, 2022	—	$—	—	$1,530.3
September 1, 2022 — September 30, 2022	0.8	$186.05	0.8	$1,380.3
	0.8		0.8

Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Income (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iii) Condensed Consolidated Balance Sheets (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
104	Cover Page Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on October 27, 2022.

IQVIA HOLDINGS INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)