Form 10-K
period 2022-12-31
IQVIA HOLDINGS INC.
filed 2023-02-15
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File Number: 001-35907

IQVIA HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	27-1341991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2400 Ellis Rd., Durham, North Carolina 27703
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
    If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
    Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

    The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price as reported on the New York Stock Exchange on June 30, 2022, the last business day of the registrant’s most recently completed second quarter, was approximately $40.2 billion.
    As of February 6, 2023, there were approximately 185,722,621 shares of the registrant’s common stock outstanding.
    Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

IQVIA HOLDINGS INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements reflect, among other things, our current expectations, our forecasts and our anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “assumes,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” "forecasts," “plans,” “projects,” “should,” “seeks,” “sees,” “targets,” “will,” “would” and similar words and expressions, and variations and negatives of these words are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, that business disruptions caused by natural disasters, pandemics such as the COVID-19 (coronavirus) outbreak, including any variants, and the public health policy responses to the outbreak, international conflict or other disruptions outside of our control such as the current situation in Ukraine and Russia; our ability to accurately model or forecast the impact of the spread and/or containment of COVID-19, including any variants, among other sources of business interruption, on our operations and financial results; most of our contracts may be terminated on short notice, and we may lose or experience delays with large client contracts or be unable to enter into new contracts; the market for our services may not grow as we expect; we may be unable to successfully develop and market new services or enter new markets; imposition of restrictions on our use of data by data suppliers or their refusal to license data to us; any failure by us to comply with contractual, regulatory or ethical requirements under our contracts, including current or future changes to data protection and privacy laws; breaches or misuse of our or our outsourcing partners’ security or communications systems; failure to meet our productivity or business transformation objectives; failure to successfully invest in growth opportunities; our ability to protect our intellectual property rights and our susceptibility to claims by others that we are infringing on their intellectual property rights; the expiration or inability to acquire third party licenses for technology or intellectual property; any failure by us to accurately and timely price and formulate cost estimates for contracts, or to document change orders; hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements; the rate at which our backlog converts to revenues; our ability to acquire, develop and implement technology necessary for our business; consolidation in the industries in which our clients operate; risks related to client or therapeutic concentration; government regulators or our customers may limit the number or scope of indications for medicines and treatments or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; the risks associated with operating on a global basis, including currency or exchange rate fluctuations and legal compliance, including anti-corruption laws; risks related to changes in accounting standards; general economic conditions in the markets in which we operate, including financial market conditions, inflation and risks related to sales to government entities; the impact of changes in tax laws and regulations; and our ability to successfully integrate, and achieve expected benefits from, our acquired businesses.

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

INDUSTRY AND MARKET DATA

This Annual Report on Form 10-K includes market data and forecasts with respect to the healthcare industry. In some cases, we rely on and refer to market data and certain industry forecasts that were obtained from third party surveys, market research, consultant surveys, publicly available information and industry publications and surveys that we believe to be reliable. However, we have not independently verified data from industry analyses and cannot guarantee their accuracy or completeness. We believe that data regarding the industry, market size and market position and market share within such industry provide general guidance but are inherently imprecise. Other industry and market data included in this annual report are from IQVIA analyses and have been identified accordingly, including, for example, IQVIA Market Prognosis, which is a subscription-based service that provides five-year pharmaceutical market forecasts at the national, regional and global levels. We are a leading global information provider for the healthcare industry and we maintain databases, produce market analyses and deliver information to clients in the ordinary course of our business. Our information is widely referenced in the industry and used by governments, payers, academia, the life sciences industry, the financial community and others. Most of this information is available on a subscription basis. Other reports and information are available publicly through our IQVIA Institute for Human Data Science (the “IQVIA Institute”). All such information is based upon our own market research, internal databases and published reports and has not been verified by any independent sources. Our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in Part I, Item IA, “Risk Factors”. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.

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

PART I

Item 1. Business

Our Company

IQVIA is a leading global provider of advanced analytics, technology solutions, and clinical research services to the life sciences industry. IQVIA creates intelligent connections across all aspects of healthcare through its analytics, transformative technology, big data resources and extensive domain expertise. IQVIA Connected Intelligence™ delivers powerful insights with speed and agility — enabling customers to accelerate the clinical development and commercialization of innovative medical treatments that improve healthcare outcomes for patients. With approximately 86,000 employees, we conduct operations in more than 100 countries.

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

We have one of the largest and most comprehensive collections of healthcare information in the world, which includes more than 1.2 billion comprehensive, longitudinal, non-identified patient records spanning sales, prescription and promotional data, medical claims, electronic medical records, genomics, and social media. Our scaled and growing information set contains approximately 60 petabytes of proprietary data sourced from approximately 150,000 data suppliers and covering over one million data feeds globally. Based on this data, we deliver information and insights on over 85% of the world’s pharmaceuticals, as measured by 2021 sales. We standardize, curate, structure and integrate this information by applying our sophisticated analytics and leveraging our global technology infrastructure. This helps our clients run their organizations more efficiently and make better decisions to improve their clinical, commercial and financial performance. The breadth of the intelligent, actionable information we provide is not comprehensively available from any other source and our scope of information would be difficult and costly for another party to replicate.

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

•Integration of information, analytics, technology, and domain expertise through Connected Intelligence, which enables us to provide our clients with more effective options to address their needs from Research and Development through commercialization as well as truly innovative breakthroughs such as decentralized trials and global real-world evidence networks; and

•A staff of approximately 86,000 employees across the globe, including over 29,000 Technology & Analytics Solutions employees, approximately 46,000 Research & Development Solutions employees and approximately 7,000 Contract Sales & Medical Solutions employees.

Our Market Opportunity

We compete in a market of greater than $300 billion consisting of outsourced research and development, real-world evidence and connected health and technology enabled clinical and commercial operations markets for life sciences companies and the broader healthcare industry. The following sets forth our estimates for the size of our principal markets:

•Outsourced research and development: Biopharmaceutical spending on drug development totaled approximately $160 billion in 2022. Of that amount, we estimate that our addressable opportunity (clinical development spending excluding preclinical spending) was approximately $84 billion. The portion of this addressable opportunity that was outsourced in 2022, based on our estimates, was approximately $43 billion.

•Real-World Evidence and connected health: Total addressable market of approximately $62 billion based on 2022 sales that consists of tightly coupled life sciences and healthcare markets. First, the life sciences market for Real-World Evidence of approximately $22 billion includes post-launch evidence generation, market access, and patient engagement services. Second, the market for connected healthcare of approximately $40 billion includes areas such as revenue cycle management, payer analytics and clinical decision support services.

•Technology enabled commercial operations: Total addressable market of approximately $78 billion based on 2022 sales that includes information, data warehousing, IT outsourcing, software applications and other services in the broader market for IT services. This addressable market also includes commercial services such as recruiting, training, deploying and managing global sales forces, channel management, patient engagement services, market access consulting, brand communication, advisory services, and health information analytics and technology consulting.

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

Growth and innovation in the life sciences industry. The life sciences industry is a large and critical part of the global healthcare system and, according to the latest information available from the IQVIA Market Prognosis service, is estimated to have generated approximately $1.48 trillion in revenues in 2022. According to our research, revenue growth in the life sciences industry globally is expected to range from 3% to 6% between 2023 and 2027. According to the IQVIA Institute, it is estimated that spending on pharmaceuticals in emerging markets will expand at a 5% to 8% compound annual growth rate (“CAGR”) through 2027. The growth of emerging markets demonstrates their strategic importance to global life sciences organizations along with the emergence of local and regional companies with similar operational and informational needs. We expect all of these organizations to apply a high degree of sophistication to their commercial operations in these countries, especially as some begin to emerge as sources of original innovative products. For global companies, this requires highly localized knowledge and information assets, the development of market access strategies and performance benchmarking. In addition, local players are learning that they need to compete on the basis of improved information and analytics.

Growth in Research and Development. Spending trends in research and development are impacted as a result of several factors, including major biopharmaceutical companies’ efforts to replenish revenues lost from the so-called “patent cliff,” increased access to capital by the small and midcap biotechnology industry, and recent increases in pharmaceutical approvals by regulatory authorities. The IQVIA Institute also estimates that approximately 300 new molecular entities (“NMEs”) are expected to be approved between 2023 and 2027, or 60 per year compared to 58 per year on average during the past decade. We believe that further research and development spending, combined with the continued need for cost efficiency across the healthcare landscape, will continue to create opportunities for biopharmaceutical services companies, particularly those with a global reach and broad service offerings, to help biopharmaceutical companies with their pre- and post-launch solutions development and commercialization needs. The impact of recent legislative changes on product launch and industry innovation continues to be evaluated. IQVIA is involved with many stakeholders throughout the industry as we help navigate changes over the coming decade.

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

Regulators require clinical trials to involve local populations as part of the process for approving new pharmaceutical products, especially in certain Asian and emerging markets. Understanding the epidemiological and physiological differences in different ethnic populations and being able to conduct clinical trials locally in certain geographies will be important to pharmaceutical product growth strategies, both for multinational and local/regional biopharmaceutical companies. We believe that our global clinical development capabilities and unmatched presence in Asia and other emerging markets make us a strong partner for biopharmaceutical companies managing the complexities of international drug development.

Financial pressures driving the need for increased efficiency. Despite expected accelerating growth in the global life sciences market, we believe our clients will face increased operating margin pressure due to their changing product mix, pricing and reimbursement challenges, and rising costs of compliance. Product portfolios for life sciences companies have shifted toward specialty products with lower peak market sales potential than traditional primary care medicines. We believe that the need for biopharmaceutical companies to maximize productivity and lower costs across their processes from research and development through commercial operations will cause them to look to partners as they enter into outsourcing arrangements to improve efficiency. Further, our clients are looking for new ways to simplify processes and drive operational efficiencies by using automation, consolidating vendors and adopting new technology options such as hosted and cloud-based applications. This provides opportunities for technology services vendors to capture and consolidate the internal spending of life sciences companies by providing lower-cost and variable-cost options that lower clients’ research and development, selling, marketing and administrative costs.

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

Our Growth Strategy

We believe we are well positioned for continued growth across the markets we serve. Our strategy for achieving growth includes:

Continue to innovate through our Connected Intelligence by leveraging our information, advanced analytics, transformative technology and significant domain expertise. As a leader in the development and commercialization of new pharmaceutical therapies, we can empower our therapeutic, scientific and domain experts with expansive levels of information including product level tracking in 93 markets and information about treatments and outcomes on more than 1.2 billion unique non-identified patient records. By connecting this intelligence, we have the ability to optimize the clinical trial process and enable our clients to reduce costs and get their products to market more quickly through more informed site selection, faster patient recruitment practices and decentralized trials. We transform Real World Evidence by linking prospective and retrospective approaches and introduce innovation such as secondary control arms, which eliminate the need for a placebo group. We bring best in class Software as a Service ("SaaS") platforms, purpose built for life sciences, to our clients to help them run their clinical and commercial operations more efficiently.

Build upon our extensive client relationships and leverage our global presence. We have a diversified base of over 10,000 clients in over 100 countries and have expanded our client value proposition to address a broader market for research and development and commercial operations which we estimate to be more than $300 billion in 2022. Through the combined offerings of research and development and commercial services we built a platform that allows us to be a more complete partner to our clients.

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

Our Offerings

We offer hundreds of distinct services, applications, technology platforms and solutions to help our clients make critical decisions and perform better. We have three reportable segments: Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions. Their offerings complement each other and can provide enhanced value to our clients when delivered together, with each driving demand for the other.

Our Technology & Analytics Solutions offerings include:

Technology platforms. We provide an extensive range of cloud-based applications and associated implementation services. SaaS solutions that support a wide range of commercial and clinical processes, including customer relationship management (“CRM”), performance management, real-world evidence generation, compliance and safety reporting, incentive compensation, territory alignment, roster management, call planning, multi-channel marketing, and master data management. These solutions are used by healthcare companies to manage, optimize and execute their clinical and commercial strategies in an orchestrated manner while addressing their regulatory obligations. Using proprietary algorithms, we combine our country-level data, healthcare expertise and therapeutic knowledge in over 100 countries to create our Global Market Insight family of offerings such as MIDAS, Analytics Link and Disease Insights, which provides a leading source of insight into international market dynamics and are used by most large pharmaceutical companies.

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

Analytics and consulting services. We provide a broad set of strategic and implementation consulting services, including advanced analytics and commercial processes outsourcing services to help the commercial operations of life sciences companies successfully transform their commercial models, engage more effectively with the healthcare stakeholders and reduce their operating costs. We also help our client’s research and development function to address strategic challenges in the drug development process. Our global teams leverage local market knowledge, deep scientific and therapeutic area expertise and our global information resources to assist our clients with research and development strategy, portfolio, brand and commercial strategy, as well as pricing and market access and launch excellence.

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

Laboratory Services. We provide our clients globally scaled end-to-end clinical trial laboratory and research services. Our offerings include the full range of central laboratory, genomic, bioanalytical, ADME, discovery, vaccine and biomarker laboratory services along with sample and consent tracking services.

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

Our Contract Sales & Medical Solutions offerings include:

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

Our Clients

Sales to companies in life sciences, including pharmaceutical companies, biotechnology companies, device and diagnostic companies, and consumer health companies, account for the majority of our revenues. Nearly all of the top 100 global pharmaceutical and biotechnology companies, measured by revenues, are clients, and many of these companies subscribe to reports and services in many countries. Other clients include payers, government and regulatory agencies, providers, pharmaceutical distributors, and pharmacies. Our client base is broad in scope and enables us to avoid dependence on any single client. No single client accounted for 10% or more of our total Company revenues in 2022, 2021 or 2020. For the year ended December 31, 2022 the largest client based on its percentage of total Company revenues contributed approximately 7%.

Our Competition

Our Technology & Analytics Solutions business competes with a broad and diverse set of businesses. While we believe no competitor provides the combination of geographical reach and breadth of its services, we generally compete in the countries in which we operate with other information, analytics, technology, services and consulting companies, as well as with the in-house capabilities of our clients. Also, we compete with certain government agencies, private payers and other healthcare stakeholders that provide their data directly to others. In addition to country-by-country competition, we have a number of regional and global competitors in the marketplace as well. Our offerings compete with various firms, including Accenture, Aetion, Panalgo (part of Norstella), Cognizant Technology Solutions, Labcorp Drug Development, Deloitte, Evidera (now part of Thermo Fisher Scientific Inc.), LexisNexis Risk Solutions, IBM, Infosys, Cerner Enviza, McKinsey, NielsenIQ, OptumInsight, Parexel International Corporation, Press Ganey, RTI Health Solutions, ICON plc, Tempus, Merative, CompuGroup Medical, Medidata, Clarivate, Veeva, and ZS Associates. We also compete with a broad range of new entrants and start-ups that are looking to bring new technologies and business models to healthcare information services and technology services.

The markets for Research & Development Solutions offerings are highly competitive, and we compete against traditional clinical research organizations (“CROs”), the in-house research and development departments of biopharmaceutical companies, universities, and teaching hospitals. Among the traditional CROs, there are several-hundred small, limited-service providers, several medium-sized firms and only a few full-service companies with global capabilities. Our primary competitors include Labcorp Drug Development, ICON plc, Parexel International Corporation, Pharmaceutical Product Development, Inc. (now part of Thermo Fisher Scientific Inc.), and Syneos Health, among others.

Our Contract Sales & Medical Solutions business competes against the in-house sales and marketing departments of biopharmaceutical companies, other contract pharmaceutical sales and service organizations and consulting firms. Contract Sales & Medical Solutions’ primary competitors in the United States are Syneos Health, Eversana and Inizio. Outside of the United States, Contract Sales & Medical Solutions typically competes against single country or more regionally focused service providers, such as Inizio, Syneos Health, EPS Corporation, Uniphar, and CMIC HOLDINGS Co., Ltd.

Sustainability

We are committed to sustainable environmental, social and governance ("ESG") practices that further our corporate purpose of helping our clients improve healthcare outcomes for patients. Our sustainable business practices are organized under three pillars — People, Public and Planet. For further information on our ESG program, achievements, and goals, see our 2022 Environmental, Social, and Governance Report (the "2022 ESG Report"), which will be available on our website at https://www.iqvia.com/about-us/corporate-responsibility. Information in the 2022 ESG Report is not incorporated by reference in, and does not form part of, this Annual Report on Form 10-K. To facilitate the disclosure of comparable, consistent, and reliable ESG information, the 2022 ESG Report will be aligned with the Sustainability Accounting Standards Board ("SASB") and the Global Reporting Initiative ("GRI") reporting frameworks by including therein and reporting against their respective reporting standards indexes. The 2022 ESG Report also discusses our climate-related risks and opportunities in accordance with the recommended disclosures of the Task Force on Climate-related Financial Disclosures ("TCFD").

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

Regulation of Drugs, Biologics and Medical Devices

In the United States, pharmaceutical, biological and medical device products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (“FDC Act”), the Public Health Service Act (“PHS Act”), and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical, biological and medical device products. Failure to comply with applicable United States requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve a pending new drug application (“NDA”) for a new drug, a biologics license application (“BLA”) for a new biological product, pre-market approval (“PMA”) or clearance for a new medical device, warning or untitled letters, clinical holds, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

We operate in more than 100 countries around the world, many of which have data protection and privacy laws and regulations based on similar core principles (e.g., openness, accountability, security safeguards, etc.). We apply those principles globally and augment our practices to address local laws, contractual obligations and other data privacy requirements.

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

The Global Information Security team, led by our Chief Information Security Officer ("CISO"), develops and implements our strategy, as well as monitors systems and devices for risks and threats. Our global data centers and IT controls are included in an annual SOC2 Type II attestation program carried out by an independent audit firm who performs control testing and issue reports. Our set of SOC2 controls is aligned with ISO27001 specification and therefore provide equivalent level of assurance on a global level.

The Audit Committee of the Company's Board of Director's (the "Board") has full oversight of any cybersecurity risks and threats to our business. The Audit Committee receives regular updates on any developments from our CISO, including quarterly reports of plans and actions. In 2022, we established a Business Information Security Office to help facilitate communications and the exchange of information between our IT function and various business units. This restructuring has increased our effectiveness by strengthening links between security functions and business units, in addition to clarifying role scopes.

Our Intellectual Property

In addition to our proprietary data sets described above, we develop and use a number of proprietary methodologies, analytics, systems, technologies and other intellectual property in the conduct of our business. We rely upon a combination of legal, technical, and administrative safeguards to protect our proprietary and confidential information and trade secrets, and patent, copyright and trademark laws to protect other intellectual property rights. We consider our trademark and related names, marks and logos to be of material importance to our business, and we have registered or applied for registration for certain of these trademarks, including IQVIA, in the United States and other jurisdictions and aggressively seek to protect them. Trademarks and service marks generally may be renewed indefinitely so long as they are in use and/or their registrations are properly maintained, and so long as they have not been found to have become generic. The technology and other intellectual property rights owned and licensed by us are of importance to our business, although our management believes that our business, as a whole, is not dependent upon any one intellectual property or group of such properties.

Human Capital

Overview. Our approximately 86,000 employees help us drive our business success and achieve our ambition to advance human health. We are a diverse global team that shares a passion for collaboration and solving complex problems. Our workforce is comprised of a wide variety of professionals, including clinicians, data scientists, epidemiologists and more.

Our culture is one in which employees are encouraged to apply their insight, curiosity, and intellectual courage across everything they do. The way we manage our people and the programs we offer our employees reflect our commitment to fostering this culture of empowerment and engagement.

Each one of our employees provides value, no matter where they sit within the organization. We are committed to creating an environment where all employees are respected and heard, where people from all backgrounds can contribute to and share in our growth, and where opportunity and advancement is available to everyone.

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

Board Oversight of Human Capital Management. Our Board receives periodic updates on key human capital metrics, including recruitment and attrition rates, talent development data, and diversity statistics related to hiring, promotion and our overall workforce.

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

Employee Engagement. In 2022, we completed two Company-wide employee surveys. The surveys provided a valuable opportunity to hear the perspectives of our workforce around the world, and were especially important during the largely remote working environment caused by the continuing pandemic. Maintaining regular and open channels of dialogue with employees and receiving and responding to their feedback with actionable and meaningful initiatives is critical to our human capital management strategy.

We received an average of 63,000 responses across our 2022 surveys, with an average participation rate of 79.5%. Across both surveys, an average of 81% of respondents say they feel engaged, and 78% of respondents indicated they feel they can achieve their career goals at IQVIA, which is 4 points better than our prior year survey, and 7 points above the Fortune 500 company benchmark. Other areas where we saw favorable scores were: Employees feeling they are acquiring the knowledge and skills needed to be effective in their jobs (89% and up 3 points from 2021); employees feeling they are part of a team (87% and up 2 points from 2021); and employees agreeing their manager supports their skill and career development (85%).

Diversity and Inclusion. Our commitment to diversity and inclusion ("D&I") is reflected in the various policies, programs, training and support we offer, including our Employee Resource Groups ("ERGs"), manager diversity and inclusion training and our highly diverse global workforce. This is a foundation of our approach to human capital. We create this culture for employees regardless of gender, race, color, creed, religion, marital status, age, national origin or ancestry, physical or mental disability, medical condition, veteran status, citizenship, sexual orientation, gender identity or any other protected group status.

Our global workforce operates in over 100 countries and represents approximately 90 different ethnicities. In the United States, approximately 61% of our employees identify as white and approximately 39% identify as a minority, including 12% who identify as Black or African American. Approximately 60% of our employees globally are female and approximately 51% of employees worldwide at a manager level are female.

Our growing network of ERGs provides a framework for employees to connect and collaborate with colleagues with similar interests. These groups support our values and business goals and foster the diverse thinking required for innovation. They provide a forum for the exchange of ideas and opportunities for mentoring and professional development.

There are eight global ERGs, including one new ERG we added in 2022: the Disabilities and Carers Network. All are employee-led, voluntary, and open to every employee. Each ERG has a mission that is aligned to our vision, values, and core operating principles.

•Race, Ethnicity and Cultural Heritage Group (REACH) aims to create a supportive and collaborative community for IQVIA employees who represent racial, ethnic and cultural minorities across the globe.

•Emerging Professionals Network (EPN) builds community among leaders and emerging professionals through networking, personal development and volunteerism in order to pave the way for IQVIA's future growth and success.

•LGBTQIA+ Group (PRIDE) supports the ability for all people at IQVIA to be their authentic selves by fostering an inclusive, equal and inspiring culture for LGBTQIA+ employees.

•Veterans Employee Resource Group (VERG) connects active duty and transitioning service members and veterans at IQVIA while advocating for and supporting active duty and veteran causes that align with IQVIA's core values.

•Women Inspired Network (WIN) fosters a corporate culture that inspires women to excel in their careers at IQVIA and within the biopharma industry.

•Black Leadership Network (BLN) is open to all employees and aims to maintain an inclusive community that supports professional development, knowledge sharing, collaboration and business success for Black employees.

•Multi-Faith Network (MFN) fosters a culture of openness and diversity and provides a place where IQVIA employees can connect with people of different faiths or for mutual support.

•Disabilities and Carers Network (DCN) builds awareness and appreciation around the accomplishments and challenges of the disabled community, to foster inclusion, engagement and professional development.

In 2022, we grew our ERG membership to more than 5,600 participants worldwide, an increase in membership of over 40% from the past year, with chapters established in over 60 countries across the globe.

Employee Well-being. Investing in resources and incentives to promote the personal well-being of our employees and their families is an important way we take care of our people. As a leading global provider of advanced analytics, technology solutions, and clinical research services to the life sciences industry, we also use our own in-house technical expertise to develop online tools to enable our employees to access resources quickly and seamlessly.

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

Our Employee Assistance Program ("EAP") is available to 100% of our workforce worldwide. Our EAP offers counseling services, alongside accessible training and webinars focused on a variety of topics including financial planning, nutrition, social connections, stress management, time management and work-life balance. In 2022, we launched a new U.S. EAP, Resources for Living. In addition to counseling services, the program provides digital tools to self-manage a variety of mental health needs. In the U.K., we partnered with AXA to give employees access to the AXA health app and other online well-being programs via our EAP.

Compensation and Benefits. IQVIA compensation programs support our overall strategy by linking employee compensation with both business and personal performance. This approach to compensation demonstrates our “pay for performance” philosophy, as well as our focus on providing compensation programs that attract, retain and motivate and reward employees. In addition to the benefits described above, our compensation programs include base salaries, annual bonuses, and long-term incentive awards.

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

We offer a suite of formal and informal learning opportunities, many which focus on business specific topics such as regulatory compliance, technology, analytics, clinical and therapy areas, and more. In 2021, we centralized all of our learning opportunities and provided access to all trainings to every employee worldwide through our Talent and Learning hub. Democratizing our training has given all employees a common, one-stop shop for all their talent and learning needs. There were more than 1.3 million visits worldwide to our Talent and Learning hub in 2022. The ease of access to training has resulted in the completion of over 1.8 million e-learning programs in various subjects, including technology, client-facing skills and project management skills.

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

In 2020, we introduced our Future Leaders Program, a robust training aimed to develop the next generation of leadership at IQVIA. In 2022, 83 senior leaders from 21 countries participated in the four-month virtual program. Sessions consisted of live webinars co-led by senior executives, peer coaching, business projects and skills assessments. Feedback continues to be positive with the program being rated highly by participants, scoring an average of 4.2 out of 5.

In 2021, we piloted our Emerging Leaders Program, targeted to employees at the manager level. In 2022, a total of 302 employees from 40 countries undertook 8,358 hours of training taught by business leaders and subject matter experts from across the organization, covering topics such as agility, collaboration, executive presence and decision making. In addition, participants received peer coaching, 360-degree assessments and individual development plans. In 2022, we switched from 100% virtual trainings for the program to a blended format, including in-person kick-off events for cohorts. We also moved to an approach that combines global and regional business unit participation, to promote cross functional collaboration and networking.

In 2022, we introduced the Leader of the Future initiative to identify and build the skills needed across the organization to lead in a hybrid environment. The initiative was launched in June to all people managers. Since its inception, nearly 4,600 leaders have participated in the initiative and taken advantage of the various resources provided to develop their skills.

Health and Safety. Ensuring the health and safety of our employees is essential, whether they work in our corporate offices or labs. We strive to create a culture of safety so our employees can remain healthy and productive.

We incorporate environmental laws and regulations into our policies and procedures throughout our organization. At the corporate level, we have group certifications to ISO 14001:2015 and ISO 45001:2018. In accordance with both certifications, we have a robust, integrated Environmental, Health and Safety Management System ("EHSMS") with supporting standard operating procedures in place, which demonstrates our commitment to continuous improvement. Under our EHSMS, all employees must actively participate in helping to maintain a safe, healthy, and secure work environment. Our Code of Conduct describes the obligations of employees to maintain such an environment, follow all applicable safety and security rules and complete required training.

Q2 Solutions (a wholly-owned subsidiary) operates laboratories in the United States, United Kingdom, South Africa, Singapore, India, Japan, and China. Q2 facilities are certified to ISO 14001:2015 and ISO 45001:2018. Depending on the location and services provided accreditation also will include ISO 14001, CAP ISO 15189, ISO 9001, NGSP Level 1, ANVISA, ISO45001, CDC Lipids, CLIA, MOH Certified Laboratory.

Available Information

Our website address is www.iqvia.com, and our investor relations website is located at http://ir.iqvia.com. Information on our website is not incorporated by reference herein. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our proxy statements for our annual meetings of stockholders, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information on the SEC's website does not constitute part of this Annual Report on Form 10-K. Also posted on our website are our certificate of incorporation and by-laws, the charters for our Audit Committee, Leadership Development and Compensation Committee and Nominating and Governance Committee, our Corporate Governance Guidelines, and our Code of Conduct governing our directors, officers and employees. Copies of our SEC reports and corporate governance information are available in print upon the request of any stockholder to our Investor Relations Department at IQVIA Holdings Inc., 83 Wooster Heights Road, Danbury, Connecticut 06810. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), we will post on our website any amendment to the Code of Conduct or any waiver of such policy applicable to any of our senior financial officers, executive officers or directors.

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
•Our business and operations may be adversely affected by the COVID-19 pandemic.
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

Some of our vendors have significant responsibility for the security of certain of our data centers and computer-based platforms or software-as-a-service ("SaaS") applications upon which our businesses rely to host or process data or to perform various functions. Also, our data suppliers have responsibility for security of their own computer and communications environments. These third parties face risks relating to cyber security similar to ours, which could disrupt their businesses and therefore materially impact ours. Accordingly, we are subject to any flaw in or breaches to their computer and communications systems or those that they operate for us, which could result in a material adverse effect on our business, operations and financial results.

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

We continue to invest significantly in growth opportunities, including the development and acquisition of new data, technologies and services to meet our clients’ needs. For example, we are expanding our services and technology offerings, such as the development of a cloud-based platform with a growing number of applications to support commercial and clinical operations for life sciences companies (e.g., multi-channel marketing, marketing campaign management, customer relationship management, incentive compensation management, targeting and segmentation, performance management, site engagement payments, trial master file, risk based monitoring, in-home nursing and other services, clinical trial management and decentralized trials and other applications). We also continue to invest significantly in growth opportunities in emerging markets, such as the development, launch and enhancement of services in China, India, Turkey, and other countries. We consider our presence in these markets to be an important component of our growth strategy.

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

The theft or unauthorized use or publication of our trade secrets and other confidential business information could reduce the differentiation of our services and harm our business; the value of our investment in development or business acquisitions could be reduced; and third parties might make claims against us related to losses of their confidential or proprietary information. In addition, we may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. Third parties that license our proprietary rights also may take actions that diminish the value of our proprietary rights or reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights. These incidents and claims could harm our business, reduce revenues, increase expenses and harm our reputation.

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

Backlog represents future revenues for our Research & Development Solutions business from work not yet completed or performed under signed binding commitments and signed contracts. Once work begins on a project, revenues are recognized over the duration of the project. Projects may be terminated or delayed by the client or delayed by regulatory authorities for reasons beyond our control. To the extent projects are delayed, the timing of our revenues could be affected. In the event that a client cancels a contract, we typically would be entitled to receive payment for all services performed up to the cancellation date and subsequent client-authorized services related to terminating the canceled project. Typically, however, we have no contractual right to the full amount of the revenues reflected in our backlog in the event of a contract cancellation. The duration of the projects included in our backlog, and the related revenue recognition, range from a few weeks to many years. Our backlog may not be indicative of our future revenues from our Research & Development Solutions business, and we may not realize all the anticipated future revenues reflected in our backlog. A number of factors may affect backlog, including:

•the size, complexity and duration of the projects;

•the percentage of full services versus functional services;

•the cancellation or delay of projects; and

•change in the scope of work during the course of a project.

Although an increase in backlog will generally result in an increase in revenues to be recognized over time (depending on the level of cancellations), an increase in backlog at a particular point in time does not necessarily correspond directly to an increase in revenues during a particular period. The extent to which contracts in backlog will result in revenues depends on many factors, including but not limited to delivery against projected schedules, the need for scope changes (change orders), contract cancellations and the nature, duration, size, complexity and phase of the contracts, each of which factors can vary significantly from project to project.

The rate at which our backlog converts to revenues may vary over time for a variety of reasons. The revenue recognition on larger, more global projects could be slower than on smaller, less global projects for a variety of reasons, including but not limited to an extended period of negotiation between the time the project is awarded to us and the actual execution of the contract, as well as an increased timeframe for obtaining the necessary regulatory approvals. Additionally, the increasing complexity of the drug development pipeline and the need to enroll precise patient populations could extend the length of clinical trials causing revenues to be recognized over a longer period of time. Further, delayed projects will remain in backlog, unless otherwise canceled by the client, and will not generate revenues at the rate originally expected. Thus, the relationship of backlog to realized revenues may vary over time.

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

Mergers or consolidations among our clients have in the past and could in the future reduce the number of our clients and potential clients. When companies consolidate, overlapping services previously purchased separately are usually purchased only once by the combined entity, leading to loss of revenues. Other services that were previously purchased by one of the merged or consolidated entities may be deemed unnecessary or cancelled. If our clients merge with or are acquired by other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce their use of our services. There can be no assurance as to the degree to which we may be able to address the revenues impact of such consolidation. Any of these developments could materially harm our operating results and financial condition.

We may be adversely affected by client or therapeutic concentration.

Although we did not have any client that represented 10% or more of our revenues in 2022, 2021 and 2020, we derive the majority of our revenues from a number of large clients. If any large client decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

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

We have significant operations in countries that may require complex arrangements to deliver services throughout the world for our clients. Additionally, we have established operations in locations remote from our most developed business centers. As a result, we are subject to heightened risks inherent in conducting business internationally, including the following:

•required compliance with a variety of local laws and regulations which may be materially different than those to which we are subject in the United States or which may change unexpectedly; for example, conducting a single clinical trial across multiple countries is complex, and issues in one country, such as a failure to comply with local regulations or restrictions, may affect the progress of the clinical trial in the other countries, for example, by limiting the amount of data necessary for a clinical trial to proceed, resulting in delays or potential cancellation of contracts, which in turn may result in loss of revenues;

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

•local, economic, political and social conditions, including sustained increases in inflation rates and/or potential hyperinflationary conditions, political instability, and potential nationalization, repatriation, expropriation, price controls or other restrictive government actions, including changes in political and economic conditions may lead to changes in the business environment in which we operate, as well as changes in foreign currency exchange rates;

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

•clients in foreign jurisdictions may have longer payment cycles, and it may be more difficult to collect receivables in foreign jurisdictions; and

•natural disasters, public health emergencies and pandemics such as the COVID-19, including any variants, or international conflict, such as the ongoing conflict between Russia and Ukraine, or terrorist acts, could interrupt our services, endanger our personnel, lower patient visits and increase patient drop-out rates, cause delays in recruitment of new patients, decrease the productivity of our clinical research associates, cause other project delays or loss of clinical trial materials or results.

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

•Foreign Currency Transaction Risk. We are subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of a transaction. We earn revenues from our service contracts over a period of several months and, in some cases, over several years. Accordingly, exchange rate fluctuations during this period may affect our profitability with respect to such contracts.

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

We derive a portion of our revenues from sales to government entities around the world. In general, our contracts with government entities are terminable at will by the government entity at any time. Government demand and payment for our services may be affected by public-sector budgetary cycles and funding authorizations, including government shutdowns. Government contracts are typically subject to oversight, including special rules on accounting, expenses, reviews and security. Failure to comply with these rules could result in civil and criminal penalties and sanctions, including termination of contracts, fines and suspensions, or debarment from future business with the relevant government. As a result, failure to comply with these rules could have an adverse effect on our future business, reputation, operating results and financial condition.

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

Our business and operations have been and may in the future be adversely affected by the novel coronavirus (COVID-19) pandemic.

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

Any of the foregoing could have a material and adverse effect on our business, operating results and financial condition.

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

Our success substantially depends on the collective performance, contributions and expertise of our personnel including senior management and key personnel, qualified professional, scientific and technical operating staff and qualified sales representatives for our contract sales services. There is significant and increasing competition for qualified personnel, particularly those with higher educational degrees, such as a medical degree, a Ph.D. or an equivalent degree, or relevant experience in the industry, including highly technical specialties such as clinical research associates, project managers and technology developers, and in the locations in which we operate. Increases in inflation, competition and shortages of qualified personnel in certain specialty areas may make it more difficult to hire and retain our key employees and could result in substantial increased costs, such as increased wage rates to attract and retain employees. The departure of our key employees, or our inability to continue to identify, attract and retain qualified personnel or replace departed personnel in a timely fashion, may impact our ability to grow our business and compete effectively in our industry and may negatively affect our ability to meet financial and operational goals.

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

In the course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain which may require the use of estimates and significant judgement to account for their impact on the effective income tax rate in our consolidated financial statements. As the regulations and guidance evolve with respect to current and newly enacted tax law, our results may differ from previous estimates and may materially affect our consolidated financial statements.

All of these items described above may cause fluctuations in our effective income tax rate through increased income tax liability and/or the loss of tax attributes in any given year that could adversely affect our results of operations and impact our earnings and earnings per share. Additional information regarding our income taxes is presented in Note 16 to our audited consolidated financial statements included in this Annual Report on Form 10-K.

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

We anticipate that a portion of our future growth may come from acquiring existing businesses, services or technologies. The success of any acquisition will depend upon, among other things, our ability to effectively integrate acquired personnel, operations, services and technologies into our business and to retain the key personnel and clients of our acquired businesses. In addition, we may be unable to identify suitable acquisition opportunities, obtain any necessary financing on commercially acceptable terms or receive regulatory approvals to move forward with the transaction as contemplated in a timely manner or at all. We may also spend time and money investigating and negotiating with potential acquisition targets but not complete the transaction. Any future acquisition could involve other risks, including, among others, the assumption of additional liabilities and expenses, difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits, issuances of potentially dilutive securities or interest-bearing debt, loss of key employees of the acquired companies, transaction costs, diversion of management’s attention from other business concerns and, with respect to the acquisition of foreign companies, the inability to overcome differences in foreign business practices, language and customs. Our failure to identify potential acquisitions, complete targeted acquisitions and integrate completed acquisitions could have a material adverse effect on our business, financial condition and results of operations.

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

The vast majority of our revenues are generated from sales to the biopharmaceutical and healthcare industries. The clients we serve in these industries are commonly subject to financial pressures, including, but not limited to, increased costs, reduced demand for their products, reductions in pricing and reimbursement for products and services, formulary approval and placement, government approval to market their products and limits on the manner by which they market their products, loss of patent exclusivity (whether due to patent expiration or as a result of a successful legal challenge) and the proliferation of or changes to regulations applicable to these industries. To the extent our clients face such pressures, or they change how they utilize our offerings, the demand for our services, or the prices our clients are willing to pay for those services, may decline. Any such decline could have a material adverse effect on our business, operating results and financial condition.

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

The biopharmaceutical industry is subject to rapid technological changes. Our current competitors or other businesses might develop technologies or services that are more effective or commercially attractive than, or render obsolete, our current or future technologies and services. If our competitors introduce superior technologies or services, including in the provision of clinical services, and if we cannot make enhancements to remain competitive, our competitive position would be harmed. If we are unable to compete successfully, we may lose clients or be unable to attract new clients, which could lead to a decrease in our revenues and financial condition.

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

In 2022, financial regulators in various jurisdictions, including where we have variable-rate indebtedness outstanding, increased interest rates on multiple occasions and in amounts greater than we have seen in recent years, and signaled that additional interest rate increases may occur in 2023 and beyond in an effort to lower inflation. Because we have variable rate debt, increases in interest rates will lead to increases in our borrowing costs and may adversely affect our results of operations and financial condition. We attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily swaps. We have entered into and will continue to enter into swaps with financial institutions that have reset dates and critical terms that match those of our senior secured term loan credit facility. Accordingly, any change in market value associated with the swaps may be offset by the opposite market impact on the related debt. Because we do not attempt to hedge all of our variable rate debt, we may incur higher interest costs for the portion of our variable rate debt which is not hedged.

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

Our certificate of incorporation and Delaware bylaws and the General Corporation Law of Delaware (the “DGCL”) contain provisions that could make it difficult for a third party to acquire IQVIA even if doing so might be beneficial to its stockholders, including:

•the division of the board of directors into three classes (subject to gradual declassification beginning at the 2023 annual meeting of stockholders, such that our board of directors will be fully declassified and each director will be elected to a one-year term beginning at the 2025 annual meeting of stockholders);

•the sole ability of the board of directors to fill a vacancy created by the death or resignation of a director or the expansion of the board of directors;

•advance notice requirements for stockholder proposals and director nominations;

•limitations on the ability of stockholders to call special meetings and to take action by written consent;

•the approval of holders of a majority of the outstanding shares of IQVIA entitled to vote on any amendment, alteration, change, addition or repeal of the Delaware bylaws is required to amend, alter, change, add to or repeal the Delaware bylaws;

•the required approval of holders of a majority of the outstanding shares of IQVIA to remove directors, which removal may only be for cause; and

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we had approximately 260 offices and laboratories located in approximately 85 countries. Our executive headquarters are located in Research Triangle Park, North Carolina. We own facilities in Buenos Aires, Argentina; Caracas, Venezuela; Los Ruices, Venezuela; and Bangalore, India. All of our other offices are leased. Our properties are geographically distributed to meet our worldwide operating requirements, and none of our properties are individually material to our business operations. We believe that collectively our facilities are suitable and adequate for our present purposes. We continue to assess the impacts of COVID-19 on the suitability, adequacy, productive capacity and utilization of our existing principal physical properties, and we are in the process of evaluating the future state of our workforce practices, which may result in changes to our physical property needs.

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

Holders of Record

On February 6, 2023, we had approximately 20 stockholders of record as reported by our transfer agent. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

Dividend Policy

We do not currently intend to pay dividends on our common stock, and no dividends were declared or paid in 2022 or 2021. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in our Senior Secured Credit Facilities and long-term debt arrangements and other considerations, determine to pay dividends in the future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our Board may deem relevant. Our long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on our ability to declare dividends. For additional information regarding these restrictive covenants, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities in 2022.

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

From inception of the Repurchase Program through December 31, 2022, we have repurchased a total of $8.37 billion of our securities under the Repurchase Program.

During the year ended December 31, 2022, we repurchased 5.5 million shares of our common stock for approximately $1,168 million under the Repurchase Program. For additional information regarding our equity repurchases, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As of December 31, 2022, we had remaining authorization to repurchase up to approximately $1.36 billion of our common stock under the Repurchase Program.

Since the Merger between Quintiles and IMS health in October 2016, we have repurchased 73.1 million shares of our common stock at an average market price per share of $109.38 for an aggregate purchase price of $8.00 billion both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

The following table summarizes the monthly equity repurchase activity for the three months ended December 31, 2022 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in millions, except per share data)
October 1, 2022 – October 31, 2022	—	$—	—	$—
November 1, 2022 – November 30, 2022	—	$—	—	$—
December 1, 2022 – December 31, 2022	0.1	$201.61	0.1	$1,355
	0.1		0.1

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of IQVIA Holdings Inc. under the Exchange Act or under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from December 31, 2017 through December 31, 2022 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”), our new peer group set forth below ("New Peer Group"), and our old peer group set forth below ("Old Peer Group"). The New Peer Group consists of Charles River Laboratories, Inc., Equifax Inc., ICON plc, Laboratory Corporation of America Holdings, Syneos Health (formerly INC Research Holdings), Thomson Reuters Corporation and Verisk Analytics, Inc. The difference between the New Peer Group and the Old Peer Group is that Nielsen N.V., Cerner Corporation and IHS Markit Ltd. have been removed from the New Peer Group as these companies were acquired by a private equity consortium, Oracle Corporation and S&P Global Inc., respectively, during the year ended December 31, 2022. The companies in our peer groups are publicly traded information services, information technology or clinical research companies, and thus share similar business model characteristics to IQVIA, or provide services to similar customers as IQVIA. Many of these companies are also used by our compensation committee for purposes of compensation benchmarking.

The graph assumes that $100 was invested in IQVIA, the S&P 500, the New Peer Group, and the Old Peer Group as of the close of market on December 31, 2017, and assumes the reinvestments of dividends, if any. The S&P 500 and our New and Old Peer Groups are included for comparative purposes only. They do not necessarily reflect management’s opinion that the S&P 500 and our peer groups are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of 5 Years Cumulative Total Return
Assumes Initial Investment of $100
December 2022
Index Value
300
250
200
150
100
50
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
IQVIA Holdings Inc.
S&P 500 - Total Return
New Peer Group
Old Peer Group

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
IQVIA	$100	$119	$158	$183	$288	$209
S&P 500	$100	$96	$126	$149	$192	$157
New Peer Group	$100	$99	$142	$182	$260	$196
Old Peer Group	$100	$94	$133	$164	$229	$184

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

Overview

IQVIA is a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry. IQVIA creates intelligent connections across all aspects of healthcare through its analytics, transformative technology, big data resources and extensive domain expertise. IQVIA Connected Intelligence™ delivers powerful insights with speed and agility — enabling customers to accelerate the clinical development and commercialization of innovative medical treatments that improve healthcare outcomes for patients. With approximately 86,000 employees, we conduct operations in more than 100 countries.

We are managed through three reportable segments: Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions. Technology & Analytics Solutions provides mission critical information, technology solutions and real world insights and services to our life science clients. Research & Development Solutions, which primarily serves biopharmaceutical clients, provides outsourced clinical research and clinical trial services. Contract Sales & Medical Solutions provides health care provider (including contract sales) and patient engagement services to both biopharmaceutical clients and the broader healthcare market.

For a description of our service offerings within our segments, refer to Part I, Item 1, “Business”.

Throughout 2022 we experienced broad, robust demand for all our offerings as demonstrated by our results for the year ended December 31, 2022, and our remaining performance obligations of approximately $29.2 billion as of December 31, 2022. We produced these results in the face of significant unforeseen challenges presented by the global macro environment including wage inflation and attrition, general inflation, staff shortages affecting investigator sites, along with the slow recovery of patient visits. As a response to these challenges, we have decided to accelerate targeted productivity initiatives so we can mitigate the impact in 2023. Overall, the life sciences industry that we serve is a long-cycle business and is well placed to weather uncertainties.

The COVID-19 pandemic continued to impact operations in 2022. While we expanded our decentralized clinical trials capabilities and other more remote and technology-based offerings throughout 2022, due to the progression of the world’s overall response to the pandemic and specifically work related to clinical development of COVID-19 vaccines, we experienced a decline in revenues in 2022 from COVID-19 related work. If current trends for the pandemic continue, we expect to see a continued decline in COVID-19 related work in 2023 compared to 2022. As of December 31, 2022 COVID-19 related work did not represent a material amount of our remaining performance obligations.

The Company continues to maintain strong liquidity. As of December 31, 2022, cash and cash equivalents were $1,216 million and the Company had $425 million drawn under its $1.5 billion revolving credit facility. As of December 31, 2022, the Company was in compliance with the financial covenants under its debt agreements in all material respects and does not have material uncertainty about ongoing ability to meet the covenants of our credit arrangements.

Industry Outlook

For information about the industry outlook and markets that we operate in, refer to Part I, Item I, “Our Market Opportunity”.

Business Combinations

We have completed and will continue to consider strategic business combinations to enhance our capabilities and offerings in certain areas, including various individually immaterial acquisitions during the years ended December 31, 2022 and 2021. These transactions were accounted for as business combinations and the acquired results of operations are included in our consolidated financial information since the acquisition date. See Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to these business combinations.

Sources of Revenues

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

Foreign Currency Translation

In 2022, approximately 30% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenues and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period to period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results. As such, the differences noted below between reported results of operations and constant currency information is wholly attributable to the effects of foreign currency rate fluctuations.

Consolidated Results of Operations

For information regarding our results of operations for our Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions segments, refer to “Segment Results of Operations” later in this section.

For a discussion of our results of operations comparison for 2021 and 2020, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 16, 2022.

Revenues

	Year Ended December 31,			Change
				2022 vs. 2021		2021 vs. 2020
(dollars in millions)	2022	2021	2020	$	%	$	%
Revenues	$14,410	$13,874	$11,359	$536	3.9%	$2,515	22.1%

2022 compared to 2021

In 2022, our revenues increased $536 million, or 3.9%, as compared to 2021. This increase was comprised of constant currency revenue growth of approximately $1,084 million, or 7.8%, reflecting a $483 million increase in Technology & Analytics Solutions, a $580 million increase in Research & Development Solutions, and a $21 million increase in Contract Sales & Medical Solutions.

Cost of Revenues, exclusive of Depreciation and Amortization

	Year Ended December 31,
(dollars in millions)	2022	2021	2020
Cost of revenues, exclusive of depreciation and amortization	$9,382	$9,233	$7,500
% of revenues	65.1%	66.5%	66.0%

2022 compared to 2021

When compared to 2021, cost of revenues, exclusive of depreciation and amortization increased $149 million in 2022, or 1.6%. This increase included a constant currency increase of approximately $674 million, or 7.3%, comprised of a $228 million increase in Technology & Analytics Solutions, a $408 million increase in Research & Development Solutions, and a $38 million increase in Contract Sales & Medical Solutions.

As a percent of revenues, cost of revenues, exclusive of depreciation and amortization in 2022 decreased compared to 2021.

Selling, General and Administrative Expenses

	Year Ended December 31,
(dollars in millions)	2022	2021	2020
Selling, general and administrative expenses	$2,071	$1,964	$1,789
% of revenues	14.4%	14.2%	15.7%

2022 compared to 2021

The $107 million increase in selling, general and administrative expenses in 2022 as compared to 2021 included a constant currency increase of approximately $211 million, or 10.7%, comprised of a $107 million increase in Technology & Analytics Solutions, a $81 million increase in Research & Development Solutions, a $8 million increase in Contract Sales & Medical Solutions, and a $15 million increase in general corporate and unallocated expenses.

Depreciation and Amortization

	Year Ended December 31,
(dollars in millions)	2022	2021	2020
Depreciation and amortization	$1,130	$1,264	$1,287
% of revenues	7.8%	9.1%	11.3%

The $134 million decrease in depreciation and amortization in 2022 as compared to 2021 was primarily due to certain intangible assets from the merger between Quintiles and IMS Health becoming fully amortized in 2021, offset by higher intangible asset balances as a result of acquisitions occurring in 2021 and 2022, increased amortization due to higher capitalized software balances and accelerated amortization related to the abandonment of certain internally developed software assets.

Restructuring Costs

	Year Ended December 31,
(in millions)	2022	2021	2020
Restructuring costs	$28	$20	$52

The restructuring costs incurred were due to ongoing efforts to streamline our global operations and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. The remaining actions under these plans are expected to occur throughout 2023 and are expected to consist of consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements.

Interest Income and Interest Expense

	Year Ended December 31,
(in millions)	2022	2021	2020
Interest income	$(13)	$(6)	$(6)
Interest expense	$416	$375	$416

Interest income included interest received primarily from bank balances and investments. The increase is primarily a result of higher deposit rates.

Interest expense during 2022 was higher than 2021 due primarily to higher base rate interest costs across the floating rate debt portfolio as well as from an increase in our net debt.

Loss on Extinguishment of Debt

	Year Ended December 31,
(in millions)	2022	2021	2020
Loss on extinguishment of debt	$—	$26	$13

During 2021, we recognized a loss on extinguishment of debt of $26 million for fees and expenses incurred related to the refinancing of our 3.250% Senior Notes due 2025 and Prior Credit Agreement as discussed further in Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Other expense (income), net

	Year Ended December 31,
(in millions)	2022	2021	2020
Other expense (income), net	$33	$(130)	$(65)

Other expense (income), net for 2022 increased compared to 2021 primarily due to foreign currency losses and losses on investments.

Income Tax Expense

	Year Ended December 31,
(dollars in millions)	2022	2021	2020
Income tax expense	$260	$163	$72
Effective income tax rate	19.1%	14.5%	19.3%

In 2022, we recorded a benefit of $6 million related to a 2021 U.S. Federal tax return position associated with Foreign Derived Intangible Income (“FDII”) and Global Intangible Low-Taxed Income (“GILTI”) tax credits. In addition, our effective tax rate was impacted by changes in the geographical mix of earnings amongst foreign tax jurisdictions as well as state and local tax rates.

In 2021, we recorded a benefit of $29 million related to a 2020 U.S. Federal tax return position associated with FDII and GILTI tax credits. Also in 2021, we recorded a $9 million tax expense as a result of the U.S. Treasury Department issuing final regulations on foreign tax credits.

Equity in (Losses) Earnings of Unconsolidated Affiliates

	Year Ended December 31,
(in millions)	2022	2021	2020
Equity in (losses) earnings of unconsolidated affiliates	$(12)	$6	$7

Equity in (losses) earnings of unconsolidated affiliates decreased in 2022 compared to 2021 due to the losses in the operations of our unconsolidated affiliates.

Net Income Attributable to Non-controlling Interests

	Year Ended December 31,
(in millions)	2022	2021	2020
Net income attributable to non-controlling interests	$—	$(5)	$(29)

Net income attributable to non-controlling interests included Quest Diagnostics Incorporated's ("Quest") interest in Q2 Solutions. On April 1, 2021 the Company acquired the 40% non-controlling interest in Q2 Solutions from Quest which resulted in a decrease in the net income attributable to non-controlling interests in 2022 compared to 2021. See Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding this transaction.

Segment Results of Operations

Revenues and profit by segment are as follows:

	Segment Revenues			Segment Profit
(in millions)	2022	2021	2020	2022	2021	2020
Technology & Analytics Solutions	$5,746	$5,534	$4,858	$1,550	$1,458	$1,216
Research & Development Solutions	7,921	7,556	5,760	1,695	1,476	1,048
Contract Sales & Medical Solutions	743	784	741	42	75	57
Total	14,410	13,874	11,359	3,287	3,009	2,321
General corporate and unallocated				(330)	(332)	(251)
Depreciation and amortization				(1,130)	(1,264)	(1,287)
Restructuring costs				(28)	(20)	(52)
Consolidated	$14,410	$13,874	$11,359	$1,799	$1,393	$731

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses related to integration activities and acquisitions. We also do not allocate depreciation and amortization or impairment charges to our segments.

Technology & Analytics Solutions

	Year Ended December 31,			Change
(dollars in millions)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Revenues	$5,746	$5,534	$4,858	$212	3.8%	$676	13.9%
Cost of revenues, exclusive of depreciation and amortization	3,348	3,278	2,900	70	2.1	378	13.0
Selling, general and administrative expenses	848	798	742	50	6.3	56	7.5
Segment profit	$1,550	$1,458	$1,216	$92	6.3%	$242	19.9%

Revenues

2022 compared to 2021

Technology & Analytics Solutions’ revenues were $5,746 million in 2022, an increase of $212 million, or 3.8%, over 2021. This increase was comprised of constant currency revenue growth of approximately $483 million, or 8.7%, reflecting revenue growth across all regions. The constant currency revenue growth was primarily driven by an increase in real world services, and to a lesser extent by increases in consulting and analytical services and information and technology services.

Cost of Revenues, exclusive of Depreciation and Amortization

2022 compared to 2021

Technology & Analytics Solutions’ cost of revenues, exclusive of depreciation and amortization, was $3,348 million in 2022, an increase of $70 million over 2021. This increase was comprised of constant currency increase of approximately $228 million, or 7.0%, reflecting an increase in compensation and related expenses to support revenue growth.

Selling, General and Administrative Expenses

2022 compared to 2021

Technology & Analytics Solutions’ selling, general and administrative expenses increased $50 million in 2022 as compared to 2021. This increase was comprised of a constant currency increase of approximately $107 million, or 13.4%, reflecting an increase in compensation and related expenses.

Research & Development Solutions

	Year Ended December 31,			Change
(dollars in millions)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Revenues	$7,921	$7,556	$5,760	$365	4.8%	$1,796	31.2%
Cost of revenues, exclusive of depreciation and amortization	5,395	5,303	3,974	92	1.7	1,329	33.4
Selling, general and administrative expenses	831	777	738	54	6.9	39	5.3
Segment profit	$1,695	$1,476	$1,048	$219	14.8%	$428	40.8%

Backlog

Research & Development Solutions' contracted backlog increased from $24.8 billion as of December 31, 2021 to $27.2 billion as of December 31, 2022 and we expect approximately $7.3 billion of this backlog to convert to revenues in the next 12 months. Contracted backlog was $22.6 billion as of December 31, 2020.

Backlog represents, at a particular point in time, future revenues from work not yet completed or performed under signed contracts. Once work begins on a project, revenues are recognized over the duration of the project.

We believe that backlog is an indicator of future revenues but the timing of revenues will be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, cancellations, and changes to the scope of work during the course of projects. Projects that have been delayed remain in backlog, but the timing of the revenues generated may differ from the timing originally expected. Additionally, projects may be terminated or delayed by the customer or delayed by regulatory authorities. In the event that a client cancels a contract, we typically would be entitled to receive payment for all services performed up to the cancellation date and subsequent client-authorized services related to winding down the canceled project. For more details regarding risks related to our backlog, see Part I, Item IA, “Risk Factors—Risks Related to our Business—The relationship of backlog to revenues varies over time.”

Revenues

2022 compared to 2021

Research & Development Solutions’ revenues were $7,921 million in 2022, an increase of $365 million, or 4.8%, over 2021. This increase was comprised of constant currency revenue growth of approximately $580 million, or 7.7%, reflecting revenue growth in the Europe and Africa and Asia-Pacific regions, partially offset by a decrease in COVID-19 related work in the Americas region. The constant currency revenue growth was primarily the result of volume-related increases in clinical services and to a lesser extent from volume-related increases in lab testing.

Cost of Revenues, exclusive of Depreciation and Amortization

2022 compared to 2021

Research & Development Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $92 million, or 1.7%, in 2022 as compared to 2021. This increase included a constant currency increase of approximately $408 million, or 7.7%, reflecting an increase in compensation and related expenses as a result of volume-related increases in clinical services and lab testing.

Selling, General and Administrative Expenses

2022 compared to 2021

Research & Development Solutions’ selling, general and administrative expenses increased $54 million, or 6.9%, in 2022 as compared to 2021, which included a constant currency increase of approximately $81 million, or 10.4%, reflecting an increase in compensation and related expenses.

Contract Sales & Medical Solutions

	Year Ended December 31,			Change
(dollars in millions)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Revenues	$743	$784	$741	$(41)	(5.2)%	$43	5.8%
Cost of revenues, exclusive of depreciation and amortization	639	652	626	(13)	(2.0)	26	4.2
Selling, general and administrative expenses	62	57	58	5	8.8	(1)	(1.7)
Segment profit	$42	$75	$57	$(33)	(44.0)%	$18	31.6%

Revenues

2022 compared to 2021

Contract Sales & Medical Solutions’ revenues were $743 million in 2022, a decrease of $41 million, or 5.2%, over 2021. This decrease included constant currency revenue growth of approximately $21 million, or 2.7%, reflecting revenue growth primarily in the Europe and Africa region. The constant currency revenue growth was largely due to a volume-related increase in services performed.

Cost of Revenues, exclusive of Depreciation and Amortization

2022 compared to 2021

Contract Sales & Medical Solutions’ cost of revenues, exclusive of depreciation and amortization, decreased $13 million, or 2.0%, in 2022 as compared to 2021. This decrease included a constant currency increase of approximately $38 million, or 5.8%, reflecting an increase in compensation and related expenses and reimbursed expenses.

Selling, General and Administrative Expenses

2022 compared to 2021

Contract Sales & Medical Solutions’ selling, general and administrative expenses increased $5 million, or 8.8%, in 2022 as compared to 2021. This increase included a constant currency increase of approximately $8 million, or 14.0%, reflecting an increase in compensation and related expenses and IT-related expenses.

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

We had a cash balance of $1,216 million as of December 31, 2022 ($349 million of which was in the United States), a decrease from $1,366 million as of December 31, 2021.

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

Equity Repurchase Program

On February 10, 2022 the Board increased the stock repurchase authorization under the Company's equity repurchase program (the “Repurchase Program”) with respect to the repurchase of the Company's common stock by an additional $2.0 billion, which increased the total amount that has been authorized under the Repurchase Program to $9.725 billion since the program's inception in October 2013. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time.

As of December 31, 2022, the Company had remaining authorization to repurchase up to approximately $1.36 billion of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

Additional information regarding the Repurchase Program is presented in Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Debt

As of December 31, 2022, we had $12.8 billion of total indebtedness, excluding $1.1 billion of additional available borrowings under our revolving credit facility. See Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding our credit arrangements.

Our long-term debt arrangements contain customary restrictive covenants and, as of December 31, 2022, we believe we were in compliance with our restrictive covenants in all material respects.

Senior Secured Credit Facilities

On June 16, 2022, the Company entered into Amendment No. 1 to the Company’s Fifth Amended and Restated Credit Agreement (as amended, the “Fifth Amended and Restated Credit Agreement”) to borrow $1,250 million in Additional Term A Loans. The proceeds from the Additional Term A Loans were used to repay approximately $950 million of outstanding revolving credit loans under the Company's senior secured credit facilities and for general corporate purposes.

On October 13, 2022, the Company elected to prepay $510 million, the entire outstanding balance, of its U.S. Dollar Term B Loan due 2024.

As of December 31, 2022, the Fifth Amended and Restated Credit Agreement provided financing through several senior secured credit facilities (collectively, the “senior secured credit facilities”) of up to approximately $7,637 million, which consisted of $6,562 million principal amounts of debt outstanding and $1,070 million of available borrowing capacity on the revolving credit facility and standby letters of credit, with a total capacity of $1,500 million. The revolving credit facility is comprised of a $675 million senior secured revolving facility available in U.S. dollars, a $600 million senior secured revolving facility available in U.S. dollars, Euros, Swiss Francs and other foreign currencies, and a $225 million senior secured revolving facility available in U.S. dollars and Yen. The term A loans and revolving credit facility under the Fifth Amended and Restated Credit Agreement mature in August 2026, the Additional Term A Loans mature June 2027, while the term B loans under the Fifth Amended and Restated Credit Agreement mature in 2024 and 2025. We are required to make scheduled quarterly payments on the term A loans and the Additional Term A Loans equal to 1.25% of the original principal amount, with the remaining balance paid at maturity. In addition, beginning with fiscal year ending December 31, 2017, we were required to apply 50% of excess cash flow (as defined in the Fifth Amended and Restated Credit Agreement), subject to a reduction to 25% or 0% depending upon our senior secured first lien net leverage ratio, for prepayment of the term loans, with any such prepayment to be applied toward principal payments due in subsequent quarters. We are also required to pay an annual commitment fee that ranges from 0.20% to 0.35% in respect of any unused commitments under the revolving credit facility. The senior secured credit facilities are collateralized by substantially all of our assets and the assets of our material domestic subsidiaries including 100% of the equity interests of substantially all of our material domestic subsidiaries and 66% of the equity interests of substantially all of our first-tier material foreign subsidiaries and their domestic subsidiaries.

For information regarding the senior secured credit facilities, see Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Receivables Financing Facility

For information regarding the receivables financing facility, see Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of December 31, 2022, no additional amounts of revolving loan commitments were available under the receivables financing facility.

Years ended December 31, 2022, 2021 and 2020

Cash Flow from Operating Activities

	Year Ended December 31,
(in millions)	2022	2021	2020
Net cash provided by operating activities	$2,260	$2,942	$1,959

2022 compared to 2021

Cash provided by operating activities decreased $682 million in 2022 as compared to 2021. The decrease is primarily due to a decrease in cash from unearned income ($560 million) and accounts receivable and unbilled services ($283 million) and an increase in cash used for income tax and other payables ($126 million), offset by a decrease in cash for accounts payable and accrued expenses ($183 million), an increase in cash-related net income ($82 million) and less cash used for prepaid expenses and other assets ($22 million).

Cash Flow from Investing Activities

	Year Ended December 31,
(in millions)	2022	2021	2020
Net cash used in investing activities	$(2,006)	$(2,103)	$(796)

2022 compared to 2021

Cash used in investing activities decreased $97 million in 2022 as compared to 2021. The decrease was primarily driven by less cash used for the acquisition of businesses, net of cash acquired ($143 million), a decrease in purchase of marketable securities ($5 million) and an increase in cash from other sources ($3 million), offset by an increase in acquisitions of property, equipment, and software ($34 million), an increase in investments in unconsolidated affiliates ($15 million) and a decrease in net proceeds from the sale of equity securities ($5 million).

Cash Flow from Financing Activities

	Year Ended December 31,
(in millions)	2022	2021	2020
Net cash used in financing activities	$(329)	$(1,235)	$(217)

2022 compared to 2021

Cash used in financing activities decreased $906 million in 2022 as compared to 2021, primarily due to a decrease in debt payments ($1,457 million), the absence of cash payments for the Company's acquisition of Quest's non-controlling interest in Q2 Solutions ($758 million), a decrease in cash used in repayments of revolving credit facilities, net of proceeds ($115 million), a decrease in cash payments on contingent consideration and deferred purchase price accruals ($16 million), offset by an increase in cash used to repurchase common stock ($762 million), a decrease in cash provided by proceeds from debt issuances, net of payment of debt issuance costs ($666 million) and an increase in cash payments related to employee stock option plans ($12 million).

Contingencies

We are exposed to certain known contingencies that are material to our investors. The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These contingencies may have a material effect on our liquidity, capital resources or results of operations. In addition, even where our accruals are adequate, the incurrence of any of these liabilities may have a material effect on our liquidity and the amount of cash available to us for other purposes.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Contractual Obligations and Commitments

Below is a summary of our future payment commitments by year under contractual obligations as of December 31, 2022:

(in millions)	2023	2024-2025	2026-2027	Thereafter	Total
Long-term debt, including interest (1)	$723	$5,514	$6,026	$2,596	$14,859
Operating leases	123	173	66	38	400
Finance leases	11	25	26	295	357
Data acquisition	609	518	204	6	1,337
Purchase obligations (2)	79	24	9	11	123
Commitments to unconsolidated affiliates (3)	—	—	—	—	—
Benefit obligations (4)	32	28	31	81	172
Uncertain income tax positions (5)	22	20	15	—	57
Total	$1,599	$6,302	$6,377	$3,027	$17,305

(1)    Interest payments on our debt are based on the interest rates in effect as of December 31, 2022.
(2)    Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions.
(3)    We are currently committed to invest $249 million in private equity funds. As of December 31, 2022, we have funded approximately $119 million of these commitments and we have approximately $130 million remaining to be funded which has not been included in the above table as we are unable to predict when these commitments will be paid.
(4)    Amounts represent expected future benefit payments for our pension and postretirement benefit plans, as well as expected contributions for 2023 for our funded pension benefit plans. We made cash contributions totaling approximately $35 million to our defined benefit plans in 2022, and we estimate that we will make contributions totaling approximately $32 million to our defined benefit plans in 2023. Due to the potential impact of future plan investment performance, changes in interest rates, changes in other economic and demographic assumptions and changes in legislation in foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions that may be required to fund our defined benefit plans for periods beyond 2023.
(5)    As of December 31, 2022, our liability related to uncertain income tax positions was approximately $136 million, $79 million of which has not been included in the above table as we are unable to predict when these liabilities will be paid due to the uncertainties in the timing of the settlement of the income tax positions.

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

Revenue Recognition

The majority of the Company’s contracts within the Research & Development Solutions segment are service contracts for clinical research that represent a single performance obligation. The Company provides a significant integration service resulting in a combined output, which is clinical trial data that meets the relevant regulatory standards and can be used by the customer to progress to the next phase of a clinical trial or solicit approval of a treatment by the applicable regulatory body. The performance obligation is satisfied over time as the output is captured in data and documentation that is available for the customer to consume over the course of the arrangement and furthers progress of the clinical trial. The Company recognizes revenues over time using a cost-based input method since there is no single output measure that would fairly depict the transfer of control over the life of the performance obligation. Progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Costs included in the measure of progress include direct labor and third-party costs (such as payments to investigators and other reimbursed expenses for the Company’s clinical monitors). This cost-based method of revenue recognition requires the Company to make estimates of costs to complete its projects on an ongoing basis. Significant judgment is required to evaluate assumptions related to these estimates. The effect of revisions to estimates related to the transaction price or costs to complete a project are recorded in the period in which the estimate is revised. Most contracts may be terminated upon 30 to 90 days' notice by the customer; however, in the event of termination, most contracts require payment for services rendered through the date of termination, as well as for subsequent services rendered to close out the contract. A hypothetical increase of one percent in the estimated costs to complete these service contracts as of December 31, 2022 could have resulted in approximately a one percent reduction in total revenues for the year ended December 31, 2022, whereas, a hypothetical decrease of one percent could have resulted in a one percent increase in total revenues.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We record U.S. deferred taxes based on the Federal corporate income tax rate of 21%, We account for tax related to GILTI as a period cost when incurred. Recognition of deferred income tax assets is based on management’s belief that it is more likely than not that the income tax benefit associated with certain temporary differences, income tax operating loss, capital loss carryforwards, and income tax credits, will be realized. We recorded a valuation allowance to reduce our deferred income tax assets for those deferred income tax items for which it was more likely than not that realization would not occur. We determined the amount of the valuation allowance based, in part, on our assessment of future taxable income and in light of our ongoing income tax strategies. If our estimate of future taxable income or tax strategies changes at any time in the future, we would record an adjustment to our valuation allowance. Recording such an adjustment could have a material effect on our financial condition or results of operations.

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

Business Combinations and Goodwill

We use the acquisition method to account for business combinations, and accordingly, the identifiable assets acquired, the liabilities assumed and any non-controlling interests in the acquiree are recorded at their estimated fair values on the date of the acquisition. We use significant judgments, estimates and assumptions in determining the estimated fair value of assets acquired, liabilities assumed and non-controlling interests including expected future cash flows and discount rates that reflect the risk associated with the expected future cash flows and estimated useful lives.

We have recorded and allocated to our reporting units the excess of the purchase price over the fair value of the net assets acquired, known as goodwill. The recoverability of goodwill is evaluated annually for impairment, or if and when events or circumstances indicate a possible impairment. We perform our annual goodwill impairment evaluation as of July 31. The impairment analysis requires significant judgments, estimates and assumptions, including those related to macroeconomic conditions, industry and market considerations, cost factors, financial performance, fair value history and other company specific events. For the years ended December 31, 2022, 2021 and 2020, the Company determined that there was no impairment of goodwill.

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

The Black-Scholes-Merton option-pricing model requires the use of subjective assumptions, including share price volatility, the expected life of the award, risk-free interest rate and the fair value of the underlying common shares on the date of grant. In developing our assumptions, we take into account the following:

•We calculate expected volatility based on an analysis of the historical volatility of the Company's stock since the Merger in October 2016 and reported data for selected reasonably similar publicly traded companies for which the historical information is available. We plan to continue to use an analysis that incorporates the selected reasonably similar publicly traded companies volatility information and the historical volatility of our common shares to measure expected volatility for future award grants;

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

The Company accounts for its stock-based compensation for performance awards related to compound annual earnings per share (“EPS”) growth over a three year period based on the closing market price of the Company’s common stock on the date of grant, and for performance awards related to relative total shareholder return (“TSR”) based on a Monte Carlo simulation model. The Company records the expense amount of the EPS awards based on its estimates of the likelihood that the various performance targets will be achieved. The estimates are assessed on a quarterly basis. For the TSR awards the Company records the expense amount evenly over the service period.

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

Foreign Currency Exchange Rates

We transact business in more than 100 countries and approximately 60 currencies and are subject to risks associated with fluctuating foreign currency exchange rates. Our objective is to reduce earnings and cash flow volatility associated with foreign currency exchange rate movements. Accordingly, we enter into foreign currency forward contracts to hedge certain forecasted foreign currency cash flows related to service contracts. It is our policy to enter into foreign currency transactions only to the extent necessary to meet our objectives as stated above. We do not enter into foreign currency transactions for investment or speculative purposes. The principal currency hedged in 2022 was the British Pound.

The contractual value of our foreign exchange derivative instruments, all of which were foreign exchange forward contracts, was approximately $122 million as of December 31, 2022. The fair value of these contracts is subject to change as a result of potential changes in foreign exchange rates. We assess our market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential gain or loss in fair values based on a hypothetical 10% change in foreign currency exchange rates. The potential gain in fair value for foreign exchange forward contracts based on a hypothetical 10% decrease in the value of the United States dollar was $12 million as of December 31, 2022. However, the change in the fair value of the foreign exchange forward contracts would likely be offset by a change in the value of the future service contract revenues being hedged caused by the currency exchange rate fluctuation. The estimated fair values of the foreign exchange forward contracts were determined based on quoted market prices.

Exchange rate fluctuations affect the United States dollar value of foreign currency revenues and expenses and may have a significant effect on our results. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical 10% change in average exchange rates used to translate all foreign currencies to the United States dollar would have impacted income before income taxes for 2022 by approximately $276 million. The actual impact of exchange rate movements in the future could differ materially from this hypothetical analysis, based on the mix of foreign currencies and the timing and magnitude of individual exchange rate movements.

Additionally, commencing in 2016, we designated a portion of our foreign currency denominated debt as a hedge of our net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the United States dollar. As of December 31, 2022, these borrowings (net of original issue discount) were €5,211 million ($5,580 million). A hypothetical 10% decrease in the value of the United States dollar would lead to a potential loss in fair value of $558 million. However, this change in fair value would be offset by the change in value of the hedged portion of our net investment in foreign subsidiaries caused by the currency exchange rate fluctuation.

Interest Rates

Because we have variable rate debt, fluctuations in interest rates affect our business. We attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. We do not enter into interest rate swaps for investment or speculative purposes. We have entered into interest rate swaps with financial institutions that have reset dates and critical terms that match the underlying debt. Accordingly, any change in market value associated with the interest rate swaps is offset by the opposite market impact on the related debt. As of December 31, 2022, we had approximately $7.1 billion of variable rate indebtedness and interest rate swaps with a notional value of $1.8 billion. On January 3, 2023, the Company entered into three interest rate swaps with a combined notional value of $1 billion. Because we do not attempt to hedge all of our variable rate debt, we may incur higher interest costs for the portion of our variable rate debt that is not hedged. Excluding debt covered by hedges, including the swaps entered into on January 3, 2023, each quarter-point increase or decrease in the interest rate on our variable rate debt would result in our interest expense changing by approximately $14 million per year.

Marketable Securities

As of December 31, 2022, we held investments in marketable equity securities. These investments are classified as either trading securities or available-for-sale securities and are recorded at fair value. These securities are subject to price risk. As of December 31, 2022, the fair value of these investments was $122 million based on the quoted market value of the securities. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market values was approximately $12 million as of December 31, 2022.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Ari Bousbib	/s/ Ronald E. Bruehlman
Ari Bousbib	Ronald E. Bruehlman
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

February 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IQVIA Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IQVIA Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Estimating Measure of Progress for Clinical Research Services

As described in Notes 1 and 20 to the consolidated financial statements, revenue of the Research & Development Solutions segment for the year ended December 31, 2022, is $7,921 million, the majority of which relates to service contracts for clinical research that represent a single performance obligation. The Company recognized revenue for these contracts over time using a cost-based input method. Revenue was recognized based on progress on the performance obligation, which was measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Costs included in the measure of progress include direct labor and third-party costs (such as payments to investigators and other reimbursed expenses for the Company’s clinical monitors). This cost-based method of revenue recognition required management to make estimates of costs to complete its projects on an ongoing basis.

The principal considerations for our determination that performing procedures relating to revenue recognition - estimating measure of progress for clinical research services is a critical audit matter are the high degree of auditor effort in performing audit procedures and evaluating audit evidence related to the cost estimates made by management, due to the judgments by management when determining the total expected costs to complete its contracts, specifically the estimation of direct labor and third-party costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the estimation of the total costs to complete clinical research service contracts. These procedures also included, among others, testing management’s process for determining the estimate of total costs to complete its contracts, which included evaluating the reasonableness of significant assumptions made by management including direct labor and third-party costs, evaluating the appropriateness of changes to management’s estimate of total costs to complete throughout the duration of contracts, testing actual direct costs incurred, and evaluating management’s ability to reasonably estimate the total expected costs to complete contracts, which included performing a comparison of management’s prior period cost estimates to final actual costs.

/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
February 15, 2023

We have served as the Company’s auditor since 2002.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share data)	2022	2021	2020
Revenues	$14,410	$13,874	$11,359
Cost of revenues, exclusive of depreciation and amortization	9,382	9,233	7,500
Selling, general and administrative expenses	2,071	1,964	1,789
Depreciation and amortization	1,130	1,264	1,287
Restructuring costs	28	20	52
Income from operations	1,799	1,393	731
Interest income	(13)	(6)	(6)
Interest expense	416	375	416
Loss on extinguishment of debt	—	26	13
Other expense (income), net	33	(130)	(65)
Income before income taxes and equity in (losses) earnings of unconsolidated affiliates	1,363	1,128	373
Income tax expense	260	163	72
Income before equity in (losses) earnings of unconsolidated affiliates	1,103	965	301
Equity in (losses) earnings of unconsolidated affiliates	(12)	6	7
Net income	1,091	971	308
Net income attributable to non-controlling interests	—	(5)	(29)
Net income attributable to IQVIA Holdings Inc.	$1,091	$966	$279
Earnings per share attributable to common stockholders:
Basic	$5.82	$5.05	$1.46
Diluted	$5.72	$4.95	$1.43
Weighted average common shares outstanding:
Basic	187.6	191.4	191.3
Diluted	190.6	195.0	195.0

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2022	2021	2020
Net income	$1,091	$971	$308
Comprehensive income adjustments:
Unrealized gains (losses) on derivative instruments, net of income tax expense (benefit) of $13, $2 and $(10)	40	9	(30)
Defined benefit plan adjustments, net of income tax (benefit) expense of $(3), $21 and $(15)	(10)	69	(54)
Foreign currency translation, net of income tax expense (benefit) of $106, $116 and $(145)	(361)	(281)	183
Reclassification adjustments:
Reclassifications on derivative instruments included in net income, net of income tax benefit of $2, $4 and $3	10	12	10
Comprehensive income	770	780	417
Comprehensive income attributable to non-controlling interests	—	(5)	(32)
Comprehensive income attributable to IQVIA Holdings Inc.	$770	$775	$385

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,216	$1,366
Trade accounts receivable and unbilled services, net	2,917	2,551
Prepaid expenses	151	156
Income taxes receivable	43	58
Investments in debt, equity and other securities	93	111
Other current assets and receivables	561	521
Total current assets	4,981	4,763
Property and equipment, net	532	497
Operating lease right-of-use assets	331	406
Investments in debt, equity and other securities	68	76
Investments in unconsolidated affiliates	94	88
Goodwill	13,921	13,301
Other identifiable intangibles, net	4,820	4,943
Deferred income taxes	118	124
Deposits and other assets, net	472	491
Total assets	$25,337	$24,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,316	$2,981
Unearned income	1,797	1,825
Income taxes payable	161	137
Current portion of long-term debt	152	91
Other current liabilities	152	207
Total current liabilities	5,578	5,241
Long-term debt, less current portion	12,595	12,034
Deferred income taxes	464	410
Operating lease liabilities	264	313
Other liabilities	671	649
Total liabilities	19,572	18,647
Commitments and contingencies (Note 1 and 12)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of December 31, 2022 and 2021, $0.01 par value, 256.4 shares issued and 185.7 shares outstanding as of December 31, 2022; 255.8 shares issued and 190.6 shares outstanding as of December 31, 2021	10,898	10,777
Retained earnings	3,334	2,243
Treasury stock, at cost, 70.7 and 65.2 shares as of December 31, 2022 and 2021, respectively	(7,740)	(6,572)
Accumulated other comprehensive loss	(727)	(406)
Total stockholders’ equity	5,765	6,042
Total liabilities and stockholders’ equity	$25,337	$24,689

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2022	2021	2020
Operating activities:
Net income	$1,091	$971	$308
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,130	1,264	1,287
Amortization of debt issuance costs and discount	15	17	18
Stock-based compensation	194	170	95
Gain on disposals of property and equipment, net	(10)	—	—
Losses (earnings) from unconsolidated affiliates	12	(6)	(7)
Loss (gain) on investments, net	27	(16)	(25)
Benefit from deferred income taxes	(115)	(138)	(176)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	(421)	(138)	255
Prepaid expenses and other assets	7	(15)	(146)
Accounts payable and accrued expenses	427	244	253
Unearned income	31	591	180
Income taxes payable and other liabilities	(128)	(2)	(83)
Net cash provided by operating activities	2,260	2,942	1,959
Investing activities:
Acquisition of property, equipment and software	(674)	(640)	(616)
Acquisition of businesses, net of cash acquired	(1,315)	(1,458)	(177)
Purchases of marketable securities, net	(5)	(10)	(9)
Investments in unconsolidated affiliates, net of payments received	(20)	(5)	10
Proceeds from sale of (investments in) equity securities	—	5	(2)
Other	8	5	(2)
Net cash used in investing activities	(2,006)	(2,103)	(796)
Financing activities:
Proceeds from issuance of debt	1,250	1,951	1,591
Payment of debt issuance costs	(5)	(40)	(33)
Repayment of debt and principal payments on finance leases	(634)	(2,091)	(864)
Proceeds from revolving credit facility	2,350	810	1,250
Repayment of revolving credit facility	(2,025)	(600)	(1,635)
Payments related to employee stock option plans	(71)	(59)	(44)
Repurchase of common stock	(1,168)	(406)	(447)
Distributions to non-controlling interest, net	—	—	(13)
Acquisition of Quest's non-controlling interest	—	(758)	—
Contingent consideration and deferred purchase price payments	(26)	(42)	(22)
Net cash used in financing activities	(329)	(1,235)	(217)
Effect of foreign currency exchange rate changes on cash	(75)	(52)	31
(Decrease) increase in cash and cash equivalents	(150)	(448)	977
Cash and cash equivalents at beginning of period	1,366	1,814	837
Cash and cash equivalents at end of period	$1,216	$1,366	$1,814
The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total
Balance, December 31, 2019	253	(60.7)	$3	$11,046	$998	$(5,733)	$(311)	$260	$6,263
Issuance of common stock	1.7	—	—	(44)	—	—	—	—	(44)
Repurchase of common stock	—	(2.8)	—	—	—	(433)	—	—	(433)
Stock-based compensation	—	—	—	90	—	—	—	—	90
Distributions to non-controlling interest, net	—	—	—	—	—	—	—	(13)	(13)
Net income	—	—	—	—	279	—	—	29	308
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(30)	—	(30)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(54)	—	(54)
Foreign currency translation, net of tax	—	—	—	—	—	—	180	3	183
Reclassification adjustments, net of tax	—	—	—	—	—	—	10	—	10
Balance, December 31, 2020	254.7	(63.5)	3	11,092	1,277	(6,166)	(205)	279	6,280
Issuance of common stock	1.1	—	—	(59)	—	—	—	—	(59)
Repurchase of common stock	—	(1.7)	—	—	—	(406)	—	—	(406)
Stock-based compensation	—	—	—	157	—	—	—	—	157
Acquisition of Quest's non-controlling interest, net of tax	—	—	—	(416)	—	—	(10)	(284)	(710)
Net income	—	—	—	—	966	—	—	5	971
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	—	9	—	9
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	69	—	69
Foreign currency translation, net of tax	—	—	—	—	—	—	(281)	—	(281)
Reclassification adjustments, net of tax	—	—	—	—	—	—	12	—	12
Balance, December 31, 2021	255.8	(65.2)	3	10,774	2,243	(6,572)	(406)	—	6,042
Issuance of common stock	0.6	—	—	(71)	—	—	—	—	(71)
Repurchase of common stock	—	(5.5)	—	—	—	(1,168)	—	—	(1,168)
Stock-based compensation	—	—	—	192	—	—	—	—	192
Net income	—	—	—	—	1,091	—	—	—	1,091
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	—	40	—	40
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(10)	—	(10)
Foreign currency translation, net of tax	—	—	—	—	—	—	(361)	—	(361)
Reclassification adjustments, net of tax	—	—	—	—	—	—	10	—	10
Balance, December 31, 2022	256.4	(70.7)	$3	$10,895	$3,334	$(7,740)	$(727)	$—	$5,765

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The Company

IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry. IQVIA creates intelligent connections across all aspects of healthcare through its analytics, transformative technology, big data resources and extensive domain expertise. IQVIA Connected Intelligence™ delivers powerful insights with speed and agility — enabling customers to accelerate the clinical development and commercialization of innovative medical treatments that improve healthcare outcomes for patients. With approximately 86,000 employees, the Company conducts business in more than 100 countries.

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

Foreign Currencies

The Company’s consolidated financial statements are reported in United States dollars and, accordingly, the Company’s results of operations are impacted by fluctuations in exchange rates that affect the translation of its revenues and expenses denominated in foreign currencies into United States dollars for purposes of reporting its consolidated financial results. Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange during the year. Translation adjustments resulting from this process are charged or credited to the accumulated other comprehensive (loss) income (“AOCI”) component of stockholders’ equity. The Company is subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of a transaction. The Company earns revenues from its service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company’s profitability with respect to such contracts.

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

At inception, the Company designates whether or not the derivative instrument is an effective hedge of an asset, liability or firm commitment which is then classified as either a cash flow hedge or a fair value hedge. If determined to be an effective cash flow hedge, changes in the fair value of the derivative instrument are recorded as a component of AOCI until realized. The Company includes the impact from these hedges in the same line item as the hedged item on the consolidated statements of cash flows. Changes in fair value of effective fair value hedges are recorded in earnings as an offset to the changes in the fair value of the related hedged item. Hedge ineffectiveness, if any, is immediately recognized in earnings. Changes in the fair values of derivative instruments that are not an effective hedge are recognized in earnings. When it is probable that a hedged forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction and reclassifies gains or losses that were accumulated in AOCI to earnings for foreign exchange derivatives and interest expense for interest rate derivatives on the consolidated statements of income. Cash flows are classified consistent with the underlying hedged item. The Company has entered, and may in the future enter, into derivative contracts (caps, swaps, forwards, calls or puts, warrants, for example) related to its debt and forecasted foreign currency transactions. The Company does not enter into derivative instruments for investment or speculative purposes.

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

Business Combinations

The Company uses the acquisition method to account for business combinations, and accordingly, the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree are recorded at their estimated fair values on the date of the acquisition. The Company uses significant judgments, estimates and assumptions in determining the estimated fair value of assets acquired, liabilities assumed and non-controlling interests including expected future cash flows, and discount rates that reflect the risk associated with the expected future cash flows and estimated useful lives.

The Company records and allocates to its reporting units the excess of the cost over the fair value of the net assets acquired, known as goodwill. The recoverability of the goodwill and indefinite-lived intangible assets are evaluated annually for impairment, or if and when events or circumstances indicate a possible impairment. The Company reviews the carrying values of other identifiable definite-lived intangible assets if the facts and circumstances indicate a possible impairment.

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

Definite-lived other identifiable intangible assets are amortized primarily using an accelerated method that reflects the pattern in which the Company expects to benefit from the use of the asset over its estimated remaining useful life as follows:

Client relationships and backlog	1	-	25 years
Software and related assets	1	-	10 years
Trademarks, trade names and other	1	-	17 years
Databases	1	-	9 years
Non-compete agreements	2	-	5 years

Included in software and related assets is the capitalized cost of internal-use software used in supporting the Company’s business. Qualifying costs incurred during the application development stage are capitalized and amortized over their estimated useful lives. Costs are capitalized from completion of the preliminary project stage and when it is considered probable that the software will be used to perform its intended function, up until the time the software is placed into service. The Company recognized $419 million, $211 million and $267 million of amortization expense for the years ended December 31, 2022, 2021 and 2020, respectively, related to software and related assets.

The carrying values of property, equipment and intangible and other long-lived assets are reviewed for recoverability at the asset grouping level to determine if the facts and circumstances suggest that a potential impairment may have occurred. If this review indicates that carrying values will not be recoverable, as determined based on undiscounted cash flow projections, the Company will record an impairment charge to reduce carrying values to estimated fair value. There were no impairments recognized in the years ended December 31, 2022, 2021 and 2020.

Revenue Recognition

The Company’s arrangements are primarily service contracts that range in duration from a few months to several years. The Company recognizes revenues when control of these services is transferred to the customer for an amount, referred to as the transaction price, that reflects the consideration to which the Company is expected to be entitled in exchange for those goods or services. The Company determines revenue recognition utilizing the following five steps: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract (promised goods or services that are distinct), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations, and (5) recognition of revenues when, or as, the Company transfers control of the product or service for each performance obligation. Cash payments made to customers as incentives to induce customers to enter into service agreements with the Company are amortized as a reduction of revenues over the period the services are performed. The Company records revenues net of any tax assessments by governmental authorities, such as value added taxes, that are imposed on and concurrent with specific revenues generating transactions.

The Company derives the majority of its revenues in the Technology & Analytics Solutions segment from various information and technology service offerings. Information offerings (primarily under fixed-price contracts) typically include multiple performance obligations including an ongoing subscription-based deliverable for which revenues are recognized ratably as earned over the contract period, and/or a one-time deliverable of data offerings for which revenues are recognized upon delivery. The customer is able to benefit from the provision of data as it is received. The Company’s subscription arrangements typically have terms ranging from one to three years and are generally non-cancelable and do not contain refund-type provisions. Technology services offerings may contain multiple performance obligations consisting of a mix of small and large-scale services and consulting projects, multi-year outsourcing contracts and Software-as-a-Service (“SaaS”) arrangements. These arrangements typically have terms ranging from several weeks to three years, with a majority having terms of one year or less. For arrangements that include multiple performance obligations, the transaction price is allocated to the identified performance obligations based on their relative standalone selling prices. For these contracts, the standalone selling prices are based on the Company’s normal pricing practices when sold separately with consideration of market conditions and other factors, including customer demographics and geographic location. Revenues for services engagements where the transfer of control occurs ratably over time are recognized on a straight-line basis over the term of the arrangement. Revenues from time and material contracts are recognized based on hours as the services are provided. Revenues from fixed price ad hoc services and consulting contracts are recognized over the contract term based on the ratio of the number of hours incurred for services provided during the period compared to the total estimated hours to be incurred over the entire arrangement (hours-based). Technology services offerings meet the over time criterion, as another party would not need to substantially re-perform the work already completed to satisfy the remaining obligations if the services were migrated.

The majority of the Company’s contracts within the Research & Development Solutions segment are service contracts for clinical research that represent a single performance obligation. The Company provides a significant integration service resulting in a combined output, which is clinical trial data that meets the relevant regulatory standards and can be used by the customer to progress to the next phase of a clinical trial or solicit approval of a treatment by the applicable regulatory body. The performance obligation is satisfied over time as the output is captured in data and documentation that is available for the customer to consume over the course of the arrangement and furthers progress of the clinical trial. The Company recognizes revenues over time using a cost-based input method since there is no single output measure that would fairly depict the transfer of control over the life of the performance obligation. Progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Costs included in the measure of progress include direct labor and third-party costs (such as payments to investigators and other reimbursed expenses for the Company’s clinical monitors). This cost-based method of revenue recognition requires the Company to make estimates of costs to complete its projects on an ongoing basis. Significant judgment is required to evaluate assumptions related to these estimates. The effect of revisions to estimates related to the transaction price or costs to complete a project are recorded in the period in which the estimate is revised. Most contracts may be terminated upon 30 to 90 days' notice by the customer; however, in the event of termination, most contracts require payment for services rendered through the date of termination, as well as for subsequent services rendered to close out the contract.

The majority of revenues in our Contract Sales & Medical Solutions segment is from contract salesforce to the biopharmaceutical industry and broader healthcare market and recognized over time using a single measure of progress dependent on the performance obligation. Some of our Contract Sales & Medical Solutions contracts contain multiple performance obligations with distinct promises including recruiting, sales force automation and deployment of sales representatives. The Company utilizes a single measure of progress for each performance obligation to recognize revenues, which includes deployment of sales representatives based on employee days worked; recruiting based on candidates recruited; sales force automation set-up based on hours worked; and sales force automation hosting and maintenance based on usage. These services meet the over time criterion as the customer consumes the benefit as activities are performed and another party would not need to substantially re-perform the work already completed to satisfy the remaining obligations if the services were migrated to another party.

Variable Consideration

In some cases, contracts provide for variable consideration that is contingent upon the occurrence of uncertain future events, such as performance incentives (including royalty payments, bonuses, or penalty clauses that can either increase or decrease the transaction price). Variable consideration is estimated at the expected value or at the most likely amount depending on the type of consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenues recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimate of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company's anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company and reevaluated each reporting period.

Reimbursed Expenses

The Company includes reimbursed expenses in revenues and cost of revenues as the Company is primarily responsible for fulfilling the promise to provide the specified service, including the integration of the related services into a combined output to the customer, which are inseparable from the integrated service. These costs include such items as payments to investigators and travel expenses for the Company’s clinical monitors and sales representatives, over which the Company has discretion in establishing prices. The Company controls the good or service and has inventory risk on contractually reimbursable expenses, as sometimes the Company is unable to obtain reimbursement from the customer for costs incurred.

Change Orders

Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in transaction price. Change orders are evaluated on a contract-by-contract basis to determine if they should be accounted for as a new contract or as part of the existing contract. Generally, services from change orders are not distinct from the original performance obligation. As a result, the effect that the contract modification has on the contract revenues, and measure of progress, is recognized as an adjustment to revenues when it occurs.

Cost of Revenues

Cost of revenues include (i) compensation and benefits for billable employees and personnel involved in production, data management and delivery, and the costs of acquiring and processing data for the Company’s information offerings; (ii) costs of staff directly involved with delivering technology-related services offerings and engagements, and the costs of data purchased specifically for technology services engagements; (iii) reimbursed expenses that are comprised principally of payments to investigators who oversee clinical trials and travel expenses for the Company’s clinical monitors and sales representatives; and (iv) other expenses directly related to service contracts such as courier fees, laboratory supplies, professional services and travel expenses.

Trade Receivables, Unbilled Services and Unearned Income

In general, billings and payments are established by contractual provisions including predetermined payment schedules, which may or may not correspond to the timing of the transfer of control of the Company’s services under the contract. In general, the Company’s intention in its invoicing (payment terms) is to maintain cash neutrality over the life of the contract. Generally, the payment terms are 30 to 90 days based on contracts. Upfront payments, when they occur, are intended to cover certain expenses the Company incurs at the beginning of the contract. Neither the Company nor its customers view such upfront payments and contracted payment schedules as a means of financing. Unbilled services primarily arise from long-term contracts when a cost-based or hours-based input method of revenue recognition is utilized and revenues recognized exceeds the amount billed to the customer.

Unearned income consists of advance payments and billings in excess of revenues recognized. As the contracted services are subsequently performed and the associated revenues are recognized, the unearned income balance is reduced by the amount of the revenue recognized during the period. Unearned income is classified as a current liability on our consolidated balance sheet as the Company expects to recognize the associated revenues in less than one year.

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

The Company is party to legal proceedings incidental to its business. While the outcome of these matters could differ from management’s expectations, the Company does not believe the resolution of these matters will have a material adverse effect to the Company’s financial statements. See Note 12 for additional information.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. The Company records U.S. deferred taxes based on the Federal corporate income tax rate of 21%. The Company accounts for tax related to Global Intangible Low-Taxed Income (“GILTI”) as a period cost when incurred. Recognition of deferred income tax assets is based on management’s belief that it is more likely than not that the income tax benefit associated with certain temporary differences, income tax operating loss, capital loss carryforwards, and income tax credits, will be realized. The Company records a valuation allowance to reduce its deferred income tax assets for those deferred income tax items for which it was more likely than not that realization would not occur. The Company determines the amount of the valuation allowance based, in part, on the Company’s assessment of future taxable income and in light of the Company’s ongoing income tax strategies. If the estimate of future taxable income or tax strategies changes at any time in the future, the Company would record an adjustment to our valuation allowance. Recording such an adjustment could have a material effect on the Company’s financial condition or results of operations.

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

Stock-based Compensation

The Company accounts for stock-based compensation for stock options and stock appreciation rights under the fair value method and uses the Black-Scholes-Merton model to estimate the value of such stock-based awards granted to its employees and non-executive directors. Expected volatility is based on an analysis that incorporates the historical volatility of the Company's stock since the Merger in October 2016 and reported data for selected reasonably similar publicly traded companies for which the historical information is available. The Company did not have adequate history to calculate its own volatility for the expected term of all awards granted during the year. Additionally, the Company believes expected volatility will approximate a blend of the historical volatility of the Company and the selected reasonably similar publicly traded companies. The Company does not currently anticipate paying dividends. The expected term represents the period of time the grants are expected to be outstanding. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant.

The Company values its stock-based compensation for restricted stock awards and restricted stock units based on the closing market price of the Company’s common stock on the date of grant. The Company accounts for its stock-based compensation for performance awards related to compound annual earnings per share (“EPS”) growth based on the closing market price of the Company’s common stock on the date of grant, and for performance awards related to relative total shareholder return (“TSR”) based on a Monte Carlo simulation model.

Leases

The Company determines if an arrangement is a lease at inception and reassesses if there are changes in terms and conditions of the contract. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. Finance leases are included in deposits and other assets, net, other current liabilities, and other liabilities on our consolidated balance sheets. Lease assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Lease assets also include any lease payments made before lease commencement and initial direct costs and excludes lease incentives. In determining the lease term at lease commencement, the Company includes the noncancellable term and the periods which the Company deems it is reasonably certain to exercise or not to exercise a renewal or cancellation option. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Finance lease expense is recognized as a combination of depreciation expense for the leased asset and interest expense for the outstanding lease liabilities using the discount rate discussed above.

The Company has lease agreements with lease and non-lease components that the Company has elected to account for as single lease components.

Earnings Per Share

The calculation of earnings per share is based on the weighted average number of common shares or common stock equivalents outstanding during the applicable period. The dilutive effect of common stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share. Potentially dilutive securities include outstanding stock options and unvested restricted stock units, restricted stock, performance awards and other stock-based awards. Diluted shares outstanding are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, and the amount of compensation cost for future service that the Company has not yet recognized are assumed to be used to repurchase shares.

Investments in Unconsolidated Affiliates

The Company’s investments in unconsolidated affiliates are accounted for under the equity method if the Company exercises significant influence or has an investment in a limited partnership that is considered to be greater than minor. These investments are classified as investments in unconsolidated affiliates on the accompanying consolidated balance sheets. The Company records its pro rata share of the earnings, adjusted for accretion of basis difference, of these investments in equity in (losses) earnings of unconsolidated affiliates on the accompanying consolidated statements of income. The Company reviews its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

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

Recently Issued Accounting Standards

Accounting pronouncements recently adopted
In October 2021, the Financial Accounting Standards Board ("FASB") issued new accounting guidance, Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, that requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under previous GAAP, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with ASC 606, at fair value on the acquisition date. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The Company adopted this new accounting guidance on January 1, 2022. The adoption of this new accounting guidance did not have a material impact on the Company's consolidated financial statements.

Accounting pronouncements issued but not adopted as of December 31, 2022
In September 2022, the FASB issued new accounting guidance, ASU 2022-04, Liabilities - Supplier Finance Programs, to enhance the transparency of supplier finance programs. The amendments in this ASU address investor and other financial statement user requests for additional information about the use of supplier finance programs by the buyer party to understand the effect of those programs on an entity's working capital, liquidity, and cash flows. The new accounting guidance will be effective for the Company on January 1, 2023. The Company is assessing the impacts of this ASU on its disclosures within the consolidated financial statements.

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations

The Company attributes revenues to geographical region based upon where the services are performed. The following tables represent revenues by geographical region and reportable segment for the years ended December 31, 2022, 2021 and 2020:

	December 31, 2022
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$2,947	$3,747	$354	$7,048
Europe and Africa	2,175	2,016	175	4,366
Asia-Pacific	624	2,158	214	2,996
Total revenues	$5,746	$7,921	$743	$14,410

	December 31, 2021
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$2,610	$3,887	$351	$6,848
Europe and Africa	2,282	1,899	176	4,357
Asia-Pacific	642	1,770	257	2,669
Total revenues	$5,534	$7,556	$784	$13,874

	December 31, 2020
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$2,413	$2,680	$326	$5,419
Europe and Africa	1,844	1,667	184	3,695
Asia-Pacific	601	1,413	231	2,245
Total revenues	$4,858	$5,760	$741	$11,359

When attributing revenues to individual countries based upon where the services are performed, no individual country, except for the United States, accounted for 10% or more of total revenues for the year ended December 31, 2022. For the year ended December 31, 2022, revenues in the United States accounted for approximately 42% of total revenues using this revenue attribution approach. When applying the same revenue attribution approach for the years ended December 31, 2021 and 2020, no individual country, except for the United States and the United Kingdom, accounted for 10% or more of total revenues for the years then ended. For the year ended December 31, 2021, revenues in the United States and the United Kingdom accounted for approximately 42% and 11% of total revenues, respectively and for the year ended December 31, 2020, revenues in the United States and the United Kingdom accounted for approximately 42% and 10% of total revenues, respectively.

No individual customer represented 10% or more of total revenues for the years ended December 31, 2022, 2021 and 2020.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2022, approximately $29.2 billion of revenues are expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenues on approximately 30% of these remaining performance obligations over the next twelve months, on approximately 80% over the next five years, with the balance recognized thereafter. Most of the Company's remaining performance obligations where revenues are expected to be recognized beyond the next twelve months are for service contracts for clinical research in our Research & Development Solutions segment. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.

3. Trade Accounts Receivable, Unbilled Services and Unearned Income

Trade accounts receivables and unbilled services consist of the following:

	December 31,
(in millions)	2022	2021
Trade accounts receivable	$1,329	$1,275
Unbilled services	1,624	1,309
Trade accounts receivable and unbilled services	2,953	2,584
Allowance for doubtful accounts	(36)	(33)
Trade accounts receivable and unbilled services, net	$2,917	$2,551

Unbilled services and unearned income were as follows:

	December 31,
(in millions)	2022	2021	Change
Unbilled services	$1,624	$1,309	$315
Unearned income	(1,797)	(1,825)	28
Net balance	$(173)	$(516)	$343

Unbilled services, which is comprised of approximately 61% and 62% of unbilled receivables and 39% and 38% of contract assets as of December 31, 2022 and December 31, 2021, respectively, increased by $315 million as compared to December 31, 2021. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income decreased by $28 million over the same period resulting in an increase of $343 million in the net balance of unbilled services and unearned income between December 31, 2022 and 2021. The change in the net balance is driven by the difference in timing of revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers, primarily related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.

The majority of the unearned income balance as of the beginning of the year was recognized in revenues during the year ended December 31, 2022.

Bad debt expense recognized on the Company’s receivables and unbilled services was immaterial for the years ended December 31, 2022, 2021 and 2020.

Accounts Receivable Factoring Arrangements

The Company has accounts receivable factoring agreements to sell certain eligible unsecured trade accounts receivable, either based on automatic arrangements or at its option, without recourse, to unrelated third-party financial institutions for cash. For the year ended December 31, 2022, through its accounts receivable factoring arrangements that the Company utilizes most frequently, the Company factored approximately $608 million of trade accounts receivable on a non-recourse basis and received approximately $600 million in cash proceeds from the sales. For the year ended December 31, 2021, through these same accounts receivable factoring arrangements, the Company factored approximately $363 million of trade accounts receivable on a non-recourse basis and received approximately $361 million in cash proceeds from the sales. The fees associated with these transactions were immaterial. The Company has other accounts receivable arrangements for which the activity associated with them is immaterial.

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

Unconsolidated Affiliates

The Company accounts for its investments in unconsolidated affiliates under the equity method of accounting and records its pro rata share of its losses or earnings from these investments in equity in (losses) earnings of unconsolidated affiliates. The following is a summary of the Company’s investments in unconsolidated affiliates:

	December 31,
(in millions)	2022	2021
NovaQuest Pharma Opportunities Fund V, L.P. (“NQ Fund V”)	$29	$22
NostraData Pty Ltd. (“NostraData”)	18	18
NovaQuest Pharma Opportunities Fund IV, L.P. (“NQ Fund IV”)	8	12
NovaQuest Private Equity Fund I, L.P. (“NQ PE Fund I”)	8	7
Longwood Fund V, L.P. ("Longwood")	6	3
Helparound ("Helparound")	2	3
NovaQuest Pharma Opportunities Fund III, L.P. (“NQ Fund III”)	1	7
Other	22	16
	$94	$88
Variable Interest Entities

As of December 31, 2022, the Company’s investments in unconsolidated variable interest entities (“VIEs”) and its estimated maximum exposure to loss were as follows:

(in millions)	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
NQ Fund V	$29	$45
Longwood	6	10
NQ PE Fund I	8	9
NQ Fund IV	8	9
NQ Fund III	1	6
Other	14	117
	$66	$196

5. Derivatives

Interest Rate Risk Management

The Company has entered into interest rate swap agreements for purposes of managing its exposure to interest rate fluctuations. The Company does not enter into interest rate swap agreements for investment or speculative purposes.

On July 19, 2018, the Company entered into two forward starting interest rate swaps (“2018 Swaps”) with a total notional value of $500 million in an effort to limit its exposure to changes in the variable interest rate on its Senior Secured Credit Facilities (see Note 10 for additional information). Interest on the 2018 Swaps began accruing on June 28, 2019 and the interest rate swaps expire on June 28, 2024. The Company pays a fixed rate of 3.00% and receives a variable rate of interest equal to the three-month LIBOR on the 2018 Swaps.

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

On January 3, 2023, the Company entered into three interest rate swaps with a combined notional value of $1 billion in an effort to limit its exposure to changes in the variable interest rate on its Senior Secure Credit Facilities (see Note 10 for additional information). Interest on the swaps began accruing on December 30, 2022 and the swaps expire on December 31, 2025. The Company pays a fixed rate of 4.10% and receives a variable rate of interest equal to one-month Term SOFR on the swaps.

The critical terms of the swaps are substantially the same as the underlying borrowings. These interest rate swaps are accounted for as cash flow hedges as these transactions were executed to hedge the Company's interest payments and for accounting purposes are considered highly effective. As such, changes in the fair value of the hedges are recorded as unrealized gains (losses) on derivatives included in AOCI.

The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparty, which, when they occur, are reflected as interest expense on the consolidated statements of income. Including the swaps entered into on January 3, 2023, these interest rate swaps result in a total debt mix of approximately 66% fixed rate debt and 34% variable rate debt.

Foreign Exchange Risk Management

The Company transacts business in more than 100 countries and is subject to risks associated with fluctuating foreign exchange rates. Accordingly, the Company enters into foreign currency forward contracts to hedge certain forecasted foreign exchange cash flows arising from service contracts (“Service Contract Hedging”). It is the Company’s policy to enter into foreign currency forward contracts only to the extent necessary to reduce earnings and cash flow volatility associated with foreign exchange rate movements. The Company does not enter into foreign currency forward contracts for investment or speculative purposes. The principal currency hedged in 2022 was the British Pound.

Service Contract Hedging contracts are designated as cash flow hedges and are carried at fair value, with changes in the fair value recorded to AOCI. The change in fair value is reclassified from AOCI to earnings in the period in which the hedged transaction occurs. These contracts have various expiration dates through September 2023.

As of December 31, 2022 and 2021, the Company had open Service Contract Hedging contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2023 and 2022 with notional amounts totaling $122 million and $110 million, respectively. For accounting purposes these hedges are considered highly effective. As of December 31, 2022 and 2021, the Company had recorded gross unrealized gains (losses) of $2 million and $(2) million, and $— million and $(3) million, respectively, related to these contracts. Upon expiration of the hedge instruments in 2022, the Company reclassified the unrealized holding gains and losses on the derivative instruments included in AOCI into earnings. The unrealized gains (losses) are included in other current assets and other liabilities on the accompanying consolidated balance sheets as of December 31, 2022 and 2021.

Net Investment Risk Management

As of December 31, 2022, the Company's foreign currency denominated debt balance (net of original issue discount) designated as a hedge of its net investment in certain foreign subsidiaries totaled €5,211 million ($5,580 million). The amount of foreign exchange gains (losses) related to the net investment hedge included in the cumulative translation adjustment component of AOCI was $332 million, $475 million and $(561) million for the years ended December 31, 2022, 2021 and 2020, respectively.

The fair values of the Company’s derivative instruments, on a gross basis, and the line items on the accompanying consolidated balance sheets to which they were recorded are summarized in the following table:

		December 31, 2022			December 31, 2021
(in millions)	Balance Sheet Classification	Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets, other assets and other current liabilities	$42	$—	$1,800	$4	$24	$1,800
Foreign exchange forward contracts	Other current assets and other current liabilities	2	2	122	—	3	110
Total derivatives		$44	$2		$4	$27

The pre-tax effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Year Ended December 31,
(in millions)	2022	2021	2020
Interest rate derivatives	$62	$35	$(28)
Foreign exchange forward contracts	3	(8)	1
Total	$65	$27	$(27)

The Company expects approximately $21 million of pre-tax unrealized gains related to its foreign exchange contracts and interest rate derivatives included in AOCI as of December 31, 2022 to be reclassified into earnings within the next twelve months. The total amount of the cash flow hedge effect on the income statement is immaterial for the year ended December 31, 2022.

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

The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values as of December 31, 2022 and 2021 due to their short-term nature. As of December 31, 2022 and 2021, the fair value of total debt approximated $12,281 million and $12,255 million, respectively, as determined under Level 1 and Level 2 measurements for these financial instruments.

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of December 31, 2022:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$122	$—	$—	$122
Derivatives	—	44	—	44
Total	$122	$44	$—	$166
Liabilities:
Derivatives	$—	$2	$—	$2
Contingent consideration	—	—	173	173
Total	$—	$2	$173	$175

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

Contingent consideration—The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenues performance targets and operating forecasts) and the probability of achieving the specific targets. Based on the assessments of the probability of achieving specific targets, as of December 31, 2022 the Company has accrued approximately 75% of the maximum contingent consideration payments that could potentially become payable.

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31:

	Contingent Consideration
(in millions)	2022	2021	2020
Balance as of January 1	$76	$119	$113
Business combinations	134	39	47
Contingent consideration paid	(22)	(39)	(22)
Revaluations included in earnings and foreign currency translation adjustments	(15)	(43)	(19)
Balance as of December 31	$173	$76	$119

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

Non-recurring Fair Value Measurements

Certain assets are carried on the accompanying consolidated balance sheets at cost and are not remeasured to fair value on a recurring basis. As of December 31, 2022, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled approximately $18,874 million and were identified as Level 3. These assets are comprised of cost and equity method investments of $133 million, goodwill of $13,921 million and other identifiable intangible assets, net of $4,820 million.

Cost and Equity Method Investments—The inputs available for valuing investments in non-public portfolio companies are generally not easily observable. The valuation of non-public investments requires judgment by the Company due to the absence of quoted market values, inherent lack of liquidity and the long-term nature of such assets. When a triggering event occurs, the Company considers a wide range of available market data when assessing the estimated fair value. Such market data includes observations of the trading multiples of public companies considered comparable to the private companies being valued as well as publicly disclosed merger transactions involving comparable private companies. In addition, valuations are adjusted to account for company-specific issues, the lack of liquidity inherent in a non-public investment, and the fact that comparable public companies are not identical to the companies being valued. Such valuation adjustments are necessary because in the absence of a committed buyer and completion of due diligence similar to that performed in an actual negotiated sale process, there may be company-specific issues that are not fully known that may affect value. Further, a variety of additional factors are reviewed by the Company, including, but not limited to, financing and sales transactions with third parties, current operating performance and future expectations of the particular investment, changes in market outlook, and the third-party financing environment. Because of the inherent uncertainty of valuations, estimated valuations may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

Other Identifiable Intangible Assets, Net—If a triggering event occurs, the Company determines the estimated fair value of definite-lived intangible assets by determining the present value of the expected cash flows. See Note 8 for additional information.

7. Property and Equipment

The major classes of property and equipment were as follows:

	December 31,
(in millions)	2022	2021
Land, buildings and leasehold improvements	$363	$376
Equipment	852	745
Transportation equipment	83	69
Furniture and fixtures	74	72
Property and equipment, gross	1,372	1,262
Less accumulated depreciation	(840)	(765)
Property and equipment, net	$532	$497

Property and equipment depreciation expense was as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Depreciation expense	$160	$147	$134

8. Goodwill and Other Identifiable Intangible Assets

As of December 31, 2022, the Company has approximately $4,820 million of other identifiable intangible assets. Amortization expense associated with other identifiable definite-lived intangible assets was as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Amortization expense	$970	$1,117	$1,153

Estimated amortization expense for existing other identifiable intangible assets is expected to be approximately $852 million, $757 million, $650 million, $523 million and $389 million for the years ending December 31, 2023, 2024, 2025, 2026 and 2027, respectively. Estimated amortization expense can be affected by various factors such as future acquisitions, divestitures, abandonments or impairments.

The following is a summary of other identifiable intangible assets:

	December 31, 2022			December 31, 2021
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived identifiable intangible assets:
Client relationships and backlog	$5,339	$(2,332)	$3,007	$5,193	$(2,024)	$3,169
Software and related assets	3,106	(1,591)	1,515	2,637	(1,213)	1,424
Trademarks, trade names and other	545	(278)	267	550	(241)	309
Databases	1,817	(1,794)	23	1,889	(1,853)	36
Non-compete agreements	23	(15)	8	17	(12)	5
	$10,830	$(6,010)	$4,820	$10,286	$(5,343)	$4,943

The following is a summary of goodwill by reportable segment for the years ended December 31, 2022 and 2021:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2020	$10,864	$1,646	$144	$12,654
Business combinations	874	160	26	1,060
Impact of foreign currency fluctuations and other	(401)	(4)	(8)	(413)
Balance as of December 31, 2021	11,337	1,802	162	13,301
Business combinations	554	472	—	1,026
Impact of foreign currency fluctuations and other	(371)	(27)	(8)	(406)
Balance as of December 31, 2022	$11,520	$2,247	$154	$13,921

There were no goodwill impairment losses for the years ended December 31, 2022, 2021 and 2020.

9. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
(in millions)	2022	2021
Client contract related	$1,065	$884
Compensation, including bonuses, fringe benefits and payroll taxes	980	946
Professional fees	99	102
Contingent consideration and deferred purchase price	90	31
Interest	43	56
Restructuring	26	30
Other	368	311
	$2,671	$2,360

10. Credit Arrangements

The following is a summary of the Company’s revolving credit facilities as of December 31, 2022:

Facility	Interest Rates
$1,500 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 1.25% as of December 31, 2022
$110 million (receivables financing facility)	LIBOR Market Index Rate (4.39% as of December 31, 2022) plus 0.90%

The following table summarizes the Company’s debt at the dates indicated:

	December 31,
(dollars in millions)	2022	2021
Revolving Credit Facility due 2026:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of 5.63%	$425	$100
Senior Secured Credit Facilities:
Term A Loan due 2026—U.S. Dollar LIBOR at average floating rates of 5.98%	1,343	1,415
Term A Loan due 2026—Euribor at average floating rates of 3.45%	314	351
Term A Loan due 2027—U.S. Dollar SOFR at average floating rates of 5.67%	1,219	—
Term B Loan due 2024—U.S. Dollar LIBOR at average floating rates of —%	—	510
Term B Loan due 2024—Euribor at average floating rates of 4.20%	1,172	1,242
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 6.13%	670	670
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 6.48%	860	860
Term B Loan due 2025—Euribor at average floating rates of 4.20%	559	592
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	450	476
2.25% Senior Notes due 2028—Euro denominated	771	817
2.875% Senior Notes due 2028—Euro denominated	761	807
1.750% Senior Notes due 2026—Euro denominated	589	624
2.250% Senior Notes due 2029—Euro denominated	964	1,021
Receivables financing facility due 2024—U.S. Dollar LIBOR at average floating rates of 5.27%
Revolving Loan Commitment	110	110
Term Loan	440	440
Principal amount of debt	12,797	12,185
Less: unamortized discount and debt issuance costs	(50)	(60)
Less: current portion	(152)	(91)
Long-term debt	$12,595	$12,034

Contractual maturities of long-term debt as of December 31, 2022 are as follows:

(in millions)
2023	$152
2024	1,874
2025	2,692
2026	3,514
2027	2,069
Thereafter	2,496
$12,797

Senior Secured Credit Facilities

2022 Financing Transactions
On June 16, 2022, the Company entered into Amendment No. 1 to the Company’s Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) to borrow $1,250 million in additional U.S. Dollar denominated term A loans due 2027(the “Additional Term A Loans”). The Additional Term A Loans bear interest based at the Secured Overnight Financing Rate term rates (“Term SOFR”), plus a credit spread adjustment of 0.10% plus a margin ranging from 1.125% to 2.00%, with a Term SOFR floor of 0.00% per annum. The proceeds from the Additional Term A Loans were used to repay approximately $950 million of outstanding revolving credit loans under the Company’s Credit Agreement and for general corporate purposes.

On October 13, 2022, the Company elected to prepay $510 million, the entire outstanding balance, of its U.S. Dollar Term B Loan due 2024.

As of December 31, 2022, the Company’s Credit Agreement provided financing through several senior secured credit facilities of up to approximately $7,637 million, which consisted of $6,562 million principal amounts of debt outstanding (as detailed in the table above), and $1,070 million of available borrowing capacity on the $1,500 million revolving credit facility and standby letters of credit. The revolving credit facility is comprised of a $675 million senior secured revolving facility available in U.S. dollars, a $600 million senior secured revolving facility available in U.S. dollars, Euros, Swiss Francs and other foreign currencies, and a $225 million senior secured revolving facility available in U.S. dollars and Yen.

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

Senior Notes

2022 Financing Transactions

None

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

Receivables Financing Facility

On August 13, 2021, the Company amended its receivables financing facility (the “Receivables Amendment”) to extend the term of the facility to October 1, 2024 and to increase the size of the facility to $550 million from $300 million. Under the receivables financing facility, certain of our accounts receivable are sold on a non-recourse basis by certain of our consolidated subsidiaries (each, an “Originator”) to another of our consolidated subsidiaries, a bankruptcy-remote special purpose entity (the “SPE”). The SPE obtained a term loan and revolving loan commitment from a third-party lender, secured by liens on the assets of the SPE, to finance the purchase of the accounts receivable, which includes a $440 million term loan and a $110 million revolving loan commitment. Pursuant to the Receivables Amendment, we also added three additional subsidiaries as Originators. As of December 31, 2022, no additional amounts of revolving loans were available under the receivables financing facility. The Company has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under the receivables financing facility. The assets of the SPE are not available to satisfy any of the Company’s obligations or any obligations of its subsidiaries. As of December 31, 2022, approximately $1.4 billion of the Company's trade accounts receivable and unbilled services were pledged as collateral to secure the facility.

Restrictive Covenants

The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. As of December 31, 2022, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.

11. Leases

The Company has operating leases for corporate offices, data centers, motor vehicles and certain equipment, many of which contain renewal and escalation clauses. These operating leases expire at various dates through 2036 with options to cancel certain leases at various intervals. The Company also has finance leases for offices and lab spaces that expire at various dates through 2048.

The components of lease expense were as follows:

(in millions)	Classification	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease cost (1)	Selling, general and administrative expenses	$171	$184	$209
Finance lease cost (1)	Depreciation and amortization, and Interest expense	12	10	6
Total lease cost		$183	$194	$215
(1) Includes variable lease costs, which are immaterial.

Other information related to leases was as follows:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Supplemental Cash Flow:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$173	$175	$211
Operating cash flows for finance leases	$5	$—	$—
Financing cash flows for finance leases	$4	$—	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$79	$81	$109
Finance leases	$54	$44	$119
Weighted Average Remaining Lease Term:
Operating leases	4.72 years	4.53 years	4.58 years
Finance leases	21.64 years	21.28 years	24.00 years
Weighted Average Discount Rate:
Operating leases	3.12%	3.36%	3.78%
Finance leases	3.87%	2.70%	3.18%

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

(in millions)	Operating Leases	Finance Leases
2023	$123	$11
2024	95	12
2025	78	13
2026	41	13
2027	25	13
Thereafter	38	295
Total future minimum lease payments	400	357
Less imputed interest	(25)	(128)
Total	$375	$229
Reported as of December 31, 2022:
Other current liabilities	$111	$5
Operating lease liabilities	264	—
Other liabilities	—	224
Total	$375	$229
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

On September 26, 2019, MedImpact Healthcare Systems, Inc., MedImpact International, MedImpact International Hong Kong Ltd (collectively, “MedImpact”) filed suit in the U.S. District Court for the Southern District of California alleging that various IQVIA entities (IQVIA Inc., IQVIA AG, and IQVIA Ltd.) and two IQVIA employees in the Middle East misappropriated its intellectual property, in violation of, among other things, the U.S. Defend Trade Secrets Act (“DTSA”) and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). In particular, MedImpact alleged that IQVIA acquired Dimensions to obtain access to MedImpact’s intellectual property and then used that access to misappropriate and misuse MedImpact's intellectual property. MedImpact claimed damages of approximately $100 million and sought the trebling of its damages and reimbursement of its litigation expenses, including its attorneys’ fees. MedImpact further sought to enjoin IQVIA from continuing to misuse its intellectual property. On October 7, 2022, the Court dismissed MedImpact’s RICO claims as well as all claims against IQVIA Inc., IQVIA Ltd., and one of the individual employee defendants. IQVIA rejects all of the claims raised by MedImpact and vigorously defended IQVIA’s position.

On December 13, 2021, IQVIA filed suit against MedImpact in the same California federal court, alleging that MedImpact and a former executive misappropriated and misused IQVIA’s intellectual property received in the same prior joint venture, in violation of, among other things, the DTSA and RICO. IQVIA sought treble damages in an unspecified amount, reimbursement of litigation expenses, including attorneys’ fees, and to enjoin MedImpact from continuing to misuse its intellectual property.

The parties have agreed to settle their respective claims against one another for a payment by the Company of an immaterial amount.

13. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued and outstanding as of December 31, 2022 or 2021.

Equity Repurchase Program

On October 30, 2013, the Company’s Board of Directors (the “Board”) first approved the Company's equity repurchase program (the “Repurchase Program”), authorizing the repurchase of up to $125 million of either the Company’s common stock or vested in-the-money employee stock options, or a combination thereof. The Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of the Company's common stock by $600 million, $1.5 billion, $2.0 billion, $1.5 billion, and $2.0 billion, in 2015, 2016, 2017, 2018, and 2019 respectively. On February 10, 2022 the Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of the Company's common stock by an additional $2.0 billion, which increased the total amount that has been authorized under the Repurchase Program to $9.725 billion. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock or vested in-the- money employee stock options, and it may be modified, extended, suspended or discontinued at any time.

As of December 31, 2022, the Company had remaining authorization to repurchase up to approximately $1.36 billion of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

There were no equity offerings during the years ended December 31, 2022, 2021 and 2020.

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

Summary

Below is a summary of the share repurchases made under the Repurchase Program:

	Year Ended December 31,
(in millions, except per share data)	2022	2021	2020
Number of shares of common stock repurchased	5.5	1.7	2.7
Aggregate purchase price	$1,168	$395	$423
Average price per share	$213.06	$238.22	$155.63

Non-controlling Interests

On April 1, 2021, the Company acquired the 40% non-controlling interest in Q2 Solutions, a fully consolidated subsidiary, from Quest Diagnostics Incorporated ("Quest") for approximately $758 million, financed with cash on hand. The transaction resulted in the Company having 100% ownership in Q2 Solutions. As of December 31, 2022 and 2021, the Company had no other material non-controlling interests.

14. Business Combinations

The Company completed several individually immaterial acquisitions during the years ended December 31, 2022 and 2021. The Company’s assessment of fair value, including the valuation of certain acquired intangibles, and the purchase price allocation related to the acquisitions that occurred during the year ended December 31, 2022 is preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The Company recorded goodwill from these acquisitions, primarily attributable to assembled workforce, expected synergies and new customer relationships. The consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented as pro forma results of operations would not be materially different to the actual results of operations of the Company.

The following table provides certain preliminary financial information for these acquisitions:

	Year Ended December 31,
(in millions)	2022	2021
Assets acquired:
Cash and cash equivalents	$33	$40
Other assets	115	75
Goodwill	1,026	1,060
Other identifiable intangibles	509	576
Liabilities assumed:
Other liabilities	(103)	(62)
Deferred income taxes, long-term	(93)	(147)
Net assets acquired (1)	$1,487	$1,542
(1) Net assets acquired include contingent consideration and deferred purchase price of $139 million and $44 million for the years ended December 31, 2022 and 2021, respectively.

The portion of goodwill deductible for income tax purposes was preliminarily assessed as $275 million and $503 million for the years ended December 31, 2022 and 2021, respectively.
The following table provides a summary of the preliminary estimated fair value of certain intangible assets acquired:

				Year Ended December 31,
(in millions)	Amortization Period			2022	2021
Other identifiable intangibles:
Customer relationships	1	-	17 years	$382	$393
Software and related assets	3	-	8 years	79	133
Backlog	1	-	4 years	24	17
Databases	5	-	7 years	11	—
Trade names	2	-	4 years	7	31
Non-compete agreements	3	-	5 years	6	2
Total Other identifiable intangibles				$509	$576

15. Restructuring

The Company has continued to take restructuring actions in the year ended December 31, 2022 to align its resources and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These actions include consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements. These restructuring actions are expected to continue into 2023.

The management approved plans resulted in approximately $28 million, $20 million and $52 million of restructuring expense, net of reversals, which consisted primarily of severance and other exit-related costs in the years ended December 31, 2022, 2021 and 2020, respectively.

The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs	Exit Costs	Total
Balance as of December 31, 2020	$51	$2	$53
Expense, net of reversals	20	—	20
Payments	(40)	(1)	(41)
Foreign currency translation and other	(1)	(1)	(2)
Balance as of December 31, 2021	$30	$—	$30
Expense, net of reversals	28	—	28
Payments	(31)	—	(31)
Foreign currency translation and other	(1)	—	(1)
Balance as of December 31, 2022	$26	$—	$26

The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects the majority of the restructuring accruals as of December 31, 2022 will be paid in 2023.

16. Income Taxes

The components of income before income taxes and equity in (losses) earnings of unconsolidated affiliates are as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Domestic	$(45)	$(73)	$(649)
Foreign	1,408	1,201	1,022
	$1,363	$1,128	$373

The components of income tax expense attributable to continuing operations are as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Current expense:
Federal and state	$24	$16	$—
Foreign	358	293	244
	382	309	244
Deferred (benefit) expense:
Federal and state	(94)	(106)	(161)
Foreign	(28)	(40)	(11)
	(122)	(146)	(172)
	$260	$163	$72

The differences between the Company’s consolidated income tax expense attributable to continuing operations and the expense computed at the United States statutory income tax rate of 21% were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Federal income tax expense at statutory rate	$286	$237	$78
State and local income taxes, net of federal effect	(15)	2	19
Research and development	(19)	(14)	(14)
United States taxes recorded on foreign earnings(*)	(4)	(29)	2
Tax contingencies	14	3	(5)
Foreign Derived Intangible Income (“FDII”)	(41)	(34)	(8)
Foreign rate differential	38	17	25
Equity compensation	2	(23)	(29)
Non-taxable gain on acquisition adjustment	—	—	6
Non-controlling interest	—	—	(5)
Other	(1)	4	3
	$260	$163	$72
(*) Includes impact of GILTI, and other U.S. taxes on foreign earnings.

In the year ended December 31, 2022, the Company recorded a benefit of $6 million related to a 2021 U.S. Federal tax return position associated with FDII and GILTI tax credits. In addition, the effective tax rate was impacted by changes in the geographical mix of earnings amongst foreign tax jurisdictions as well as state and local tax rates.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy, which will go into effect in 2023. The Company is assessing these impacts on its 2023 and forward consolidated financial statements.

On December 12, 2022 the European Union member states agreed to implement the Organization for Economic Co-operation and Development’s (“OECD”) Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least $790 million, which would go into effect in 2024. The Company is assessing the impact of this proposal as countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposal.

In the year ended December 31, 2021, the Company recorded a benefit of $29 million related to a 2020 U.S. Federal tax return position associated with FDII and GILTI tax credits. Also in 2021, the Company recorded a $9 million tax expense as a result of the U.S. Treasury Department issuing final regulations on foreign tax credits.

In the year ended December 31, 2020, the U.S. Treasury Department issued final regulations regarding FDII and GILTI. The Company has determined it will elect the GILTI high tax exception as allowed by the final regulations and has amended its 2018 U.S. Federal consolidated income tax returns and plans to amend its 2019 U.S. Federal consolidated income tax returns resulting in a favorable impact of $26 million, which the Company recorded in 2020.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $5,001 million as of December 31, 2022. With the enactment of the Tax Act, the Company does not consider any of its foreign earnings as indefinitely reinvested.

The income tax effects of temporary differences from continuing operations that give rise to significant portions of deferred income tax assets (liabilities) are presented below:

	December 31,
(in millions)	2022	2021
Deferred income tax assets:
Net operating loss and capital loss carryforwards	$145	$212
Tax credit carryforwards	295	375
Accrued expenses and unearned income	90	59
Employee benefits	202	212
Lease liability	73	92
U.S. interest expense limitation	30	62
Other	52	64
Total deferred income tax assets	887	1,076
Valuation allowance for deferred income tax assets	(257)	(294)
Total deferred income tax assets (net of valuation allowance)	630	782
Deferred income tax liabilities:
Amortization and depreciation	(727)	(898)
Lease right-of-use assets	(61)	(81)
Foreign exchange on debt instruments	(125)	(36)
Other	(63)	(53)
Total deferred income tax liabilities	(976)	(1,068)
Net deferred income tax liabilities	$(346)	$(286)

During the year ended December 31, 2022, the net deferred tax liabilities increased mainly due to foreign exchange revaluations of debt instruments and utilization of net operating losses and tax credits. This increase was offset by a decrease in deferred tax liabilities mainly due to amortization of intangibles related to the merger between Quintiles and IMS Health.

The Company had federal, state and local, and foreign tax loss carryforwards and tax credits, the tax effect of which was $487 million as of December 31, 2022. Of this amount, $11 million has an indefinite carryforward period, and the remaining $476 million expires at various times beginning in 2023. Some of the federal losses are subject to limitations under the Internal Revenue Code, however, management expects these losses to be utilized during the carryforward periods.

In the year ended December 31, 2022, the Company decreased its valuation allowance by $37 million to $257 million as of December 31, 2022 from $294 million as of December 31, 2021. The valuation allowance decreased primarily due to current year state tax expenses on revaluation and utilization of state net operating losses. The decrease is primarily offset by branch basket foreign tax credits that the Company has determined are not more likely than not to be used before their expiration.

A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits is presented below:

	Year Ended December 31,
(in millions)	2022	2021	2020
Balance as of January 1	$116	$118	$120
Additions based on tax positions related to the current year	13	7	5
Additions for income tax positions of prior years	20	16	15
Impact of changes in exchange rates	(2)	(3)	3
Settlements with tax authorities	(4)	(2)	(2)
Reductions for income tax positions of prior years	(11)	(11)	(16)
Reductions due to the lapse of the applicable statute of limitations	(10)	(9)	(7)
Balance as of December 31	$122	$116	$118

As of December 31, 2022, the Company had total gross unrecognized income tax benefits of $122 million associated with over 100 jurisdictions in which the Company conducts business that, if recognized, would reduce the Company’s effective income tax rate.

The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of income. In the years ended December 31, 2022, 2021 and 2020, the amount of interest and penalties recorded as an addition to income tax expense in the accompanying consolidated statements of income was $2 million, $— million and $3 million, respectively. As of December 31, 2022, and 2021, the Company had accrued approximately $21 million and $19 million, respectively, of interest and penalties.

The Company believes that it is reasonably possible that a decrease of up to $19 million in gross unrecognized income tax benefits for federal, state and foreign exposure items may be necessary within the next 12 months due to lapse of statutes of limitations or uncertain tax positions being effectively settled. The Company believes that it is reasonably possible that a decrease of up to $22 million in gross unrecognized income tax benefits for foreign items may be necessary within the next 12 months due to payments. For the remaining uncertain income tax positions, it is difficult at this time to estimate the timing of the resolution.

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

United States	2017-2021
India	2006-2022
Japan	2019-2021
United Kingdom	2020- 2021
Switzerland	2017-2021

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

The following table summarizes changes in the benefit obligation, the plan assets and the funded status of the pension benefit plans:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31,
(in millions)	2022	2021	2022	2021
Obligation and funded status:
Change in benefit obligation:
Projected benefit obligation at beginning of year	$488	$481	$652	$693
Service costs	13	14	29	29
Interest cost	13	11	8	6
Actuarial losses	(101)	(7)	(144)	(25)
Business combinations	—	—	3	4
Benefits paid	(11)	(11)	(24)	(23)
Contributions	—	—	2	2
Amendments	—	—	—	(2)
Settlements	(2)	—	(4)	(7)
Foreign currency fluctuations and other	—	—	(61)	(25)
Projected benefit obligation at end of year	400	488	461	652
Change in plan assets:
Fair value of plan assets at beginning of year	524	455	494	475
Actual return on plan assets	(97)	76	(97)	26
Contributions	5	4	32	26
Benefits paid	(11)	(11)	(24)	(23)
Settlements	(2)	—	(4)	(7)
Business combinations	—	—	1	3
Foreign currency fluctuations and other	—	—	(47)	(6)
Fair value of plan assets at end of year	419	524	355	494
Funded status	$19	$36	$(106)	$(158)

The following table summarizes the amounts recognized in the consolidated balance sheets related to the pension benefit plans:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31,
(in millions)	2022	2021	2022	2021
Deposits and other assets, net	$56	$83	$50	$39
Accounts payable and accrued expenses	$4	$3	$10	$10
Other liabilities	$33	$44	$146	$187
Accumulated other comprehensive loss	$(2)	$29	$(6)	$(24)

As of December 31, 2022, the benefit obligation and amount recognized in AOCI for other postretirement benefits were immaterial.

The following table summarizes the accumulated benefit obligation for all pension benefit plans:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31,
(in millions)	2022	2021	2022	2021
Accumulated benefit obligation	$397	$482	$426	$608

The following table provides the information for pension plans with an accumulated benefit obligation in excess of plan assets and projected benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31,
(in millions)	2022	2021	2022	2021
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$42	$50	$189	$222
Fair value of plan assets	$6	$5	$64	$67
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$43	$52	$243	$282
Fair value of plan assets	$6	$5	$87	$85

The components of net periodic benefit cost changes in plan assets and benefit obligations recognized in comprehensive income were as follows:

	Pension Benefits
	United States Plans			Non-United States Plans
	Year Ended December 31,
(in millions)	2022	2021	2020	2022	2021	2020
Service cost	$13	$14	$13	$29	$29	$29
Interest cost	13	11	12	8	6	8
Expected return on plan assets	(38)	(32)	(30)	(18)	(20)	(18)
Amortization of actuarial losses	1	—	—	1	1	1
Curtailment gain	—	—	—	—	—	—
Settlement gain	1	—	—	(1)	1	—
Net periodic benefit cost	(10)	(7)	(5)	19	17	20
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Actuarial (gain) loss – current years	31	(50)	34	(18)	(39)	35
Prior service cost - current year	—	—	—	—	(2)	—
Curtailment gain - current year	—	—	—	—	—	—
Total recognized in other comprehensive income	31	(50)	34	(18)	(41)	35
Total recognized in net periodic benefit cost and other comprehensive income	$21	$(57)	$29	$1	$(24)	$55

All components of net periodic benefit cost other than service cost are recorded in other expense (income), net on the accompanying consolidated statements of income. Gain (losses) affecting the benefit obligation for the year ending December 31, 2022 was primarily related to the changes in discount rates, as well as changes in other actuarial assumptions which are driven by changing market conditions.

Assumptions

The weighted average assumptions used to determine net periodic benefit cost were as follows for the years ended December 31:

	Pension Benefits
	United States Plans			Non-United States Plans
	2022	2021	2020	2022	2021	2020
Discount rate	3.08%	2.84%	3.52%	1.46%	1.00%	1.45%
Rate of compensation increases	3.00%	3.00%	3.00%	2.57%	2.55%	2.78%
Expected return on plan assets	7.23%	7.23%	7.42%	4.22%	3.92%	3.91%

The weighted average assumptions used to determine benefit obligations were as follows as of December 31:

	Pension Benefits
	United States Plans		Non-United States Plans
	2022	2021	2022	2021
Discount rate	5.65%	3.08%	3.59%	1.42%
Rate of compensation increases	3.00%	3.00%	2.93%	2.57%

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

As of December 31, 2022, the Company’s health care cost trend rate for the next seven years was assumed to be 6.5% and the assumed ultimate cost trend rate was 4.5%. The Company assumed that ultimate cost trend rate is reached in 2027. Assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans.

Plan Assets

The Company’s pension plan target asset allocations and weighted average asset allocations, by asset category, were as follows:

		Plan Assets as of December 31,
	Target	United States Plans		Non-United States Plans		Total
Asset Category	Allocation	2022	2021	2022	2021	2022	2021
Equity securities	45-65%	71.58%	71.13%	27.43%	41.29%	51.36%	56.65%
Debt securities	10-30%	23.76	23.72	29.75	24.36	26.50	24.03
Real estate	0-5%	4.66	5.15	—	—	2.53	2.65
Other	10-30%	—	—	42.82	34.35	19.61	16.67
Total		100%	100%	100%	100%	100%	100%

The following table summarizes United States plan assets measured at fair value:

	December 31, 2022			December 31, 2021
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in millions)
Domestic equities	$29	$—	$29	$34	$—	$34
International equities	9	—	9	10	—	10
Corporate bonds	64	—	64	75	—	75
Real estate	19	—	19	27	—	27
Total assets in the fair value hierarchy	121	—	121	146	—	146
Assets measured at net asset value (“NAV”)(1)	—	—	298	—	—	378
Total	$121	$—	$419	$146	$—	$524

The following table summarizes non-United States plan assets measured at fair value:

	December 31, 2022			December 31, 2021
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in millions)
International equities	$—	$4	$4	$1	$56	$57
Debt issued by national, state or local government	3	103	106	3	118	121
Investments funds	—	10	10	—	10	10
Insurance contracts	—	133	133	—	160	160
Other	3	6	9	3	7	10
Total assets in the fair value hierarchy	6	256	262	7	351	358
Assets measured at NAV(1)	—	—	93	—	—	136
Total	$6	$256	$355	$7	$351	$494
(1) Certain investments that are measured at fair value using the net asset value ("NAV") per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above plan asset tables are intended to permit reconciliation of the fair value of plan assets in the fair value hierarchy to the plan asset amounts presented in the above funded status table as of December 31, 2022 and 2021.

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

Investment Policies and Strategies

The Company invests primarily in a diversified portfolio of equity securities that provide for long-term growth within reasonable and prudent levels of risk. The asset allocation targets established by the Company are strategic and applicable to the plan’s long-term investing horizon. The portfolio is constructed and maintained to provide adequate liquidity to meet associated liabilities and minimize long-term expense and provide prudent diversification among asset classes in accordance with the principles of modern portfolio theory. The plan employs a diversified mix of actively managed investments around a core of passively managed index exposures in each asset class. Within each asset class, rapid market shifts, changes in economic conditions or an individual fund manager’s outlook may cause the asset allocation to fall outside the prescribed targets. The majority of the Company’s plan assets are measured quarterly against benchmarks established by the Company’s investment advisors and the Company’s Asset Management Committee, who review actual plan performance and have the authority to recommend changes as deemed appropriate. Assets are rebalanced periodically to their strategic targets to maintain the plan’s strategic risk/reward characteristics. The Company periodically conducts asset liability modeling studies to ensure that the investment strategy is aligned with the obligations of the plans and that the assets will generate income and capital growth to meet the cost of current and future benefits that the plans provide. The pension plans do not have investments in Company stock as of December 31, 2022 and 2021.

The portfolio for the Company’s United Kingdom pension plans seek to invest in a range of suitable assets of appropriate liquidity that will generate in the most effective manner possible, income and capital growth to ensure that there are sufficient assets to meet benefit payments when they fall due, while controlling the long-term costs of the plans, avoiding short-term volatility of investment returns, and managing risks in accordance with plan investment strategies. The plans seek to achieve these objectives by investing in a mixture of real (equities) and monetary (fixed interest) assets. It recognizes that the returns on real assets, while expected to be greater over the long-term than those on monetary assets, are likely to be more volatile. A mixture across asset classes should nevertheless provide the level of returns required by the plans. The trustee periodically conducts asset liability modeling exercises to ensure the investments are aligned with the appropriate benchmark to better reflect the plans’ liabilities. The trustee also undertakes to review this benchmark on a regular basis.

Cash Flows

Contributions

The Company expects to contribute approximately $32 million in required contributions to its pension and postretirement benefit plans during 2023. The Company may make additional contributions into its pension plans in 2023 depending on, among other factors, how the funded status of those plans change or in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts the Company may deem to be appropriate.

Estimated future benefit payments and subsidy receipts

The following benefit payments (net of expected participant contributions) for pension benefits are expected to be paid as follows:

(in millions)
2023	$45
2024	46
2025	50
2026	53
2027	53
Years 2028 through 2032	298
$545

Benefit payments (net of expected participant contributions) for other postretirement benefits are expected to be immaterial over the years presented.

Defined Contribution Plans

Defined contribution or profit sharing plans are offered in various countries in which the Company operates. In some cases, these plans are required by local laws or regulations.

In the United States, the Company has a 401(k) plan under which the Company matches employee deferrals at varying percentages and specified limits of the employee’s salary. For the years ended December 31, 2022, 2021 and 2020, the Company expensed $74 million, $60 million and $48 million, respectively, related to matching contributions.

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

Plans Accounted for as Postretirement Benefits

The Company provides certain executives with postretirement medical, dental and life insurance benefits. These benefits are individually negotiated arrangements in accordance with their individual employment arrangements. The above tables do not include the Company’s expense or obligation associated with providing these benefits. The obligation related to these benefits as of December 31, 2022 and 2021, and the Company’s expense for the years then ended, were not material.

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

The Company recognized stock-based compensation expense of $194 million, $170 million and $95 million in the years ended December 31, 2022, 2021 and 2020, respectively. Stock-based compensation expense is included in selling, general and administrative expenses on the accompanying consolidated statements of income. The associated future income tax benefit recognized was $28 million, $26 million and $14 million in the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was approximately $228 million of total unrecognized stock-based compensation expense related to outstanding non-vested stock-based compensation arrangements, which the Company expects to recognize over a weighted average period of 1.50 years.

As of December 31, 2022, there were 8.9 million shares available for future grants under all of the Company’s stock incentive plans.

The Company used the following assumptions when estimating the value of the stock-based compensation for stock options and SARs issued as follows:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	28 – 34%	27 – 31%	23 – 31%
Weighted average expected volatility	30%	29%	23%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	3.3 – 6.3	3.6 – 6.6	3.2 – 6.2
Risk-free interest rate	1.84 – 4.22%	0.28 –1.40%	0.17 – 1.41%

Stock Options

The option price is determined by the Board at the date of grant and the options expire 10 years from the date of grant. All outstanding stock options are fully vested.

The Company’s stock option activity in the year ended December 31, 2022 is as follows:

(in millions, except number of options and exercise price)	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	371,661	$51.69	$86
Exercised	(51,308)	31.04
Outstanding as of December 31, 2022	320,353	$54.99	$48

The total intrinsic value of options exercised was approximately $9 million, $29 million and $120 million in the years ended December 31, 2022, 2021 and 2020, respectively. The Company received cash of approximately $2 million, $7 million and $25 million in 2022, 2021, and 2020, respectively, from options exercised.

The weighted average remaining contractual life of the options outstanding and exercisable as of December 31, 2022 is 1.9 years. The total aggregate intrinsic value of the exercisable stock options as of December 31, 2022 was approximately $48 million.

Stock Appreciation Rights – Stock Settled

The exercise price of the stock-settled SARs (“SSRs”) is equal to the closing market price of the Company’s common stock as of the grant date and expire on the tenth anniversary of the date of grant. The SSRs are eligible to vest in three equal annual installments on each of the first three anniversaries of the date of grant.

The Company’s SSR activity in the year ended December 31, 2022 is as follows:

(in millions, except number of SSRs and exercise price)	Number of SSRs	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	3,954,893	$122.54	$632
Granted	401,204	249.79
Exercised	(250,326)	122.92
Canceled	(50,002)	183.25
Outstanding as of December 31, 2022	4,055,769	$134.36	$304

The total intrinsic value of SSRs exercised was approximately $25 million, $81 million and $73 million in the years ended December 31, 2022, 2021 and 2020 respectively.

The weighted average remaining contractual life of the SSRs outstanding and exercisable as of December 31, 2022 is 6.0 years and 6.0 years, respectively. The total aggregate intrinsic value of the exercisable SSRs and the SSRs expected to vest as of December 31, 2022 was approximately $304 million.

Performance Awards

The Company awarded performance awards that contain service, performance-based and/or market-based vesting criteria. Vesting occurs if the recipient remains employed and depends on the degree to which performance goals are achieved during the three-year performance period (as defined in the award agreements).

The Company’s performance award activity in the year ended December 31, 2022 is as follows:

	Number of Performance Awards	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2021	670,160	$175.89
Granted	216,241	268.10
Additional goal achievement shares	218,386	145.24
Vested	(436,772)	145.24
Canceled	(25,314)	209.59
Outstanding as of December 31, 2022	642,701	$216.00

As of December 31, 2022, there are 642,701 performance awards outstanding with an intrinsic value of approximately $132 million.

Restricted Stock Units – Stock Settled

The Company’s RSUs will settle in shares of the Company’s common stock within 45 days of the applicable vesting date. In general, RSUs granted to employees vest either (i) one-third per year beginning on the first anniversary of the grant date; (ii) 100% at the end of the three-year period following the grant date or (iii) 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. Members of the Company’s Board receive RSUs that are fully vested when granted.

The Company’s RSU activity in the year ended December 31, 2022 is as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2021	820,786	$179.59
Granted (1)	439,714	245.93
Vested	(304,465)	164.35
Canceled	(59,302)	211.97
Outstanding as of December 31, 2022	896,733	$215.16
(1) Pursuant to the IQVIA Holdings Inc. Non-Employee Director Deferral Plan (the “Director Deferral Plan”), non-employee directors may elect to defer receipt of their cash retainers. If a director elects to defer his or her retainer, he or she will instead be credited with that value in deferred shares under the Director Deferral Plan. Deferred shares become payable in Company common stock following a termination of the director’s Board service or the director’s death, or upon a change in control of the Company. The Company granted 1,523 deferred RSUs in 2022.

As of December 31, 2022, there are 896,733 RSUs outstanding with an intrinsic value of approximately $184 million.

Stock Appreciation Rights – Cash Settled

The Company’s cash settled SARs (“CSRs”) require the Company to settle in cash an amount equal to the difference between the fair value of the Company’s common stock on the date of exercise and the grant price, multiplied by the number of CSRs being exercised. These awards vest one- third per year beginning on the first anniversary of the date of grant.

As of December 31, 2022, 2021 and 2020, the weighted average fair value per share of the CSRs granted was $147.41, $216.87 and $112.10, respectively. The Company paid approximately $1 million, $1 million and $4 million to settle exercised CSRs in the years ended December 31, 2022, 2021 and 2020 respectively.

The weighted average remaining contractual life of the CSRs outstanding and exercisable as of December 31, 2022 is 2.6 years and 2.6 years, respectively. The total aggregate intrinsic value of the exercisable CSRs and the CSRs expected to vest as of December 31, 2022 was approximately $17 million.

Restricted Stock Units – Cash Settled

The Company’s cash settled RSUs (“Cash RSUs”) require the Company to settle in cash an amount equal to the fair value of the Company’s common stock on the vest date multiplied by the number of vested Cash RSUs. These awards vest either (i) 100% at the end of the three-year period following the date of grant, or (ii) one-third per year beginning on the first grant date anniversary. As of December 31, 2022, there are 6,936 Cash RSUs outstanding with an intrinsic value of approximately $1.4 million.

Long Term Incentive Awards - Stock Settled

During the year ended December 31, 2022, the Company entered into long term incentive award agreements with certain employees totaling a fixed monetary amount of $80 million to issue a variable number of common shares based on the fair market value when the awards vest on the third anniversary of the grant date. The Company accounts for the awards as liability-classified awards with the liability recorded in other liabilities in the consolidated balance sheet. The Company recorded approximately $9 million of stock-based compensation expense during the year ended December 31, 2022 for these awards.

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
19. Property, Equipment and Software by Geography

The following table represents the Company’s property, equipment and software, net, by geographic region, which is further broken down to show each country that accounts for 10% or more of the totals:

	December 31,
(in millions)	2022	2021
Property, equipment and software, net:
Americas:
United States	$1,699	$1,573
Other	99	69
Americas	1,798	1,642
Europe and Africa	196	218
Asia-Pacific	53	61
Total property, equipment and software, net	$2,047	$1,921

20. Segments

The following table presents the Company’s operations by reportable segment. The Company is managed through three reportable segments, Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions. Technology & Analytics Solutions provides mission critical information, technology solutions and real world insights and services to the Company’s life science clients. Research & Development Solutions, which primarily serves biopharmaceutical customers, provides outsourced clinical research and clinical trial related services. Contract Sales & Medical Solutions provides health care provider (including contract sales) and patient engagement services to both biopharmaceutical customers and the broader healthcare market.

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

	Year Ended December 31,
(in millions)	2022	2021	2020
Revenues
Technology & Analytics Solutions	$5,746	$5,534	$4,858
Research & Development Solutions	7,921	7,556	5,760
Contract Sales & Medical Solutions	743	784	741
Total revenues	14,410	13,874	11,359
Cost of revenues, exclusive of depreciation and amortization
Technology & Analytics Solutions	3,348	3,278	2,900
Research & Development Solutions	5,395	5,303	3,974
Contract Sales & Medical Solutions	639	652	626
Total cost of revenues, exclusive of depreciation and amortization	9,382	9,233	7,500
Selling, general and administrative expenses
Technology & Analytics Solutions	848	798	742
Research & Development Solutions	831	777	738
Contract Sales & Medical Solutions	62	57	58
General corporate and unallocated	330	332	251
Total selling, general and administrative expenses	2,071	1,964	1,789
Segment profit
Technology & Analytics Solutions	1,550	1,458	1,216
Research & Development Solutions	1,695	1,476	1,048
Contract Sales & Medical Solutions	42	75	57
Total segment profit	3,287	3,009	2,321
General corporate and unallocated	(330)	(332)	(251)
Depreciation and amortization	(1,130)	(1,264)	(1,287)
Restructuring costs	(28)	(20)	(52)
Total income from operations	$1,799	$1,393	$731

21. Earnings Per Share

The following table reconciles the basic to diluted weighted average shares outstanding:

	Year Ended December 31,
(in millions, except per share data)	2022	2021	2020
Numerator:
Net income attributable to IQVIA Holdings Inc.	$1,091	$966	$279
Denominator:
Basic weighted average common shares outstanding	187.6	191.4	191.3
Effect of dilutive stock options and share awards	3.0	3.6	3.7
Diluted weighted average common shares outstanding	190.6	195.0	195.0
Earnings per share attributable to common stockholders:
Basic	$5.82	$5.05	$1.46
Diluted	$5.72	$4.95	$1.43

Stock-based awards will have a dilutive effect under the treasury method when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Performance awards are included in diluted earnings per share based on if the performance targets have been met at the end of the reporting period.

For the years ended December 31, 2022, 2021 and 2020 the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions that have not been met at the end of the reporting period or the effect of including such stock-based awards in the computation would be anti-dilutive was 0.5, 0.1, and 2.4, million, respectively.

22. Accumulated Other Comprehensive (Loss) Income

Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instrument	Defined Benefit Plans	Income Taxes	Total
Balance as of December 31, 2019	$(430)	$(21)	$(16)	$156	$(311)
Other comprehensive income (loss) before reclassifications	35	(40)	(69)	170	96
Reclassification adjustments	—	13	—	(3)	10
Balance as of December 31, 2020	(395)	(48)	(85)	323	(205)
Other comprehensive (loss) income before reclassifications	(165)	11	90	(139)	(203)
Reclassification adjustments	—	16	—	(4)	12
Acquisition of Quest's non-controlling interest	(10)	—	—	—	(10)
Balance as of December 31, 2021	(570)	(21)	5	180	(406)
Other comprehensive (loss) income before reclassifications	(255)	53	(13)	(116)	(331)
Reclassification adjustments	—	12	—	(2)	10
Balance as of December 31, 2022	$(825)	$44	$(8)	$62	$(727)

Below is a summary of the adjustments for amounts reclassified from AOCI into the consolidated statements of income and the affected financial statement line item:

		Year Ended December 31,
(in millions)	Affected Financial Statement Line Item	2022	2021	2020
Derivative instruments:
Interest rate swaps	Interest expense	$(22)	$(21)	$(13)
Foreign exchange forward contracts	Revenues	10	5	1
Foreign exchange forward contracts	Other expense (income), net	—	—	(1)
Total before income taxes		(12)	(16)	(13)
Income taxes		(2)	(4)	(3)
Total net of income taxes		$(10)	$(12)	$(10)

23. Supplemental Cash Flow Information

The following table presents the Company’s supplemental cash flow information:

	Year Ended December 31,
(in millions)	2022	2021	2020
Supplemental Cash Flow Information:
Interest paid, net	$379	$343	$399
Income taxes paid, net of refunds	$255	$222	$209

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item, other than the information regarding the executive officers of the Company set forth below, is incorporated by reference to the sections of our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) entitled “Proposal No. 1: Election of Directors”, “Corporate Governance—Documents Establishing our Corporate Governance” and “Corporate Governance—Leadership Structure—Committees of the Board.”

The current executive officers of the Company are as follows:

Name	Age	Position
Ari Bousbib	61	Chairman and Chief Executive Officer
Ronald E. Bruehlman	62	Executive Vice President and Chief Financial Officer
Costa Panagos	49	President, Research & Development Solutions
Kevin C. Knightly	62	President, Corporate Strategy and Enterprise Networks
Eric Sherbet	58	Executive Vice President, General Counsel and Secretary

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

Ronald E. Bruehlman, Executive Vice President and Chief Financial Officer

Mr. Bruehlman was appointed as Executive Vice President and Chief Financial Officer effective August 1, 2020. Mr. Bruehlman previously served as Senior Vice President and Chief Financial Officer of IMS Health from July 2011 until the merger of IMS Health and Quintiles in 2016. Prior to joining IMS Health, Mr. Bruehlman worked for 23 years at UTC, advancing through finance positions of increasing responsibility, culminating in his appointment as Vice President, Business Development, which he held from June 2009 to April 2011, where he led the company’s global strategy and corporate development activities. From June 2005 until May 2008, he was Vice President and Chief Financial Officer of Carrier Corporation. Prior to that, Mr. Bruehlman was Vice President, Financial Planning and Analysis for UTC and also served as Director, Investor Relations of UTC. Mr. Bruehlman served as a director and Chair of the Audit Committee to Atotech, Ltd. From 2020 to 2022. He also served as a director of The Connecticut Forum from 2005 to 2015 and served as a director of The New England Air Museum from 2009 through 2013. Mr. Bruehlman holds a Bachelor of Science degree in Economics from the University of Delaware, and an M.B.A. from the University of Chicago Booth School of Business.

Costa Panagos, President, Research & Development Solutions

Mr. Panagos was appointed as President, Research & Development Solutions effective April 1, 2022. Mr. Panagos joined the Company in 1999, as part of the legacy Quintiles organization, and has held numerous sales, operational and executive leadership roles during his career with the company. He was most recently president, Research & Development Operations, where he oversaw the execution of IQVIA’s global clinical development operations including traditional full-service studies, decentralized trials and flexible staffing arrangements. Prior to this, Mr. Panagos served as CEO of Q2 Solutions, IQVIA’s global clinical trial laboratory business, and held several senior clinical and commercial leadership roles including Head of Global Sales Operations. Mr. Panagos holds a Bachelor of Science degree in biology from Brown University and an M.B.A. from the University of Chicago Booth School of Business.

Kevin C. Knightly, President, Corporate Strategy and Enterprise Networks

Mr. Knightly has served as President, Corporate Strategy and Enterprise Networks since July 2022. Mr. Knightly previously served as the Company's President, Technology & Commercial Solutions from October 2016 to June 2022. Mr. Knightly served as Senior Vice President, Information Offerings at IMS Health from April 2015 to October 2016. From January 2011 to March 2015, Mr. Knightly served as Senior Vice President, Supplier Management at IMS Health. Prior to that, Mr. Knightly served in a number of senior financial, operations, marketing and general management roles for IMS Health, including as Senior Vice President, Pharma Business Management from 2007 until 2010. Mr. Knightly holds a Bachelor of Science degree in Economics and Accounting from the College of the Holy Cross, and an M.B.A. from New York University’s Stern Business School.

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

Item 11. Executive Compensation

Compensation

The information required by this Item is set forth under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Leadership Development and Compensation Committee Report,” “Compensation of Named Executive Officers,” and “Other Relevant Information—Compensation Committee Interlocks and Insider Participation” in the Company's 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item, other than Securities Authorized for Issuance Under Equity Compensation Plans, is set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2023 Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2022:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	6,295,718	(1)	$128.55	(3)	8,932,670	(4)
Equity compensation plans not approved by security holders	26,727	(2)	—		—
Total	6,322,445		$128.55	(3)	8,932,670

(1)    Consists of: (i) 4,376,122 shares of common stock issuable upon the exercise of outstanding time-based stock options and underlying outstanding time-based SARs; (ii) 892,609 shares of common stock issuable in settlement of outstanding restricted stock units awarded; (iii) 642,701 shares of common stock issuable in settlement of outstanding performance units awarded; (iv) 380,162 shares of common stock reserved for issuance at December 31, 2022 and issuable in settlement of outstanding stock settled long term incentive ("LTI") awards; and (v) 4,124 shares of deferred common stock outstanding under the Director Deferral Plan.
(2)    Consists of outstanding awards issued to certain executives with supplemental pension benefits in accordance with their individual employment arrangements under the IMS Health DCERP.
(3)    The weighted-average exercise price includes all outstanding stock options and SARs but does not include restricted stock units, performance units, stock settled LTI awards, deferred stock or IMS Health DCERP awards, all of which do not have an exercise price. If restricted stock units, performance units and other awards that constitute “rights” were included in this calculation, treating such awards as having an exercise price of $0, the weighted average exercise price of outstanding options, warrants and rights would be $89.35.
(4)    Consists of all securities remaining available under our equity compensation plans. All of these shares are available for delivery under stock options, SARs, restricted stock, restricted stock units, performance awards or other forms of equity awards authorized by the plans. Does not include 2,251,704 shares that would have remained available under our Employee Stock Purchase Plan had it not been discontinued as of December 31, 2016.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is set forth under the headings “Corporate Governance,” and “Certain Relationships and Related Party Transactions” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is set forth under the headings “Audit—Fees Paid to Independent Registered Public Accounting Firm” in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report:

(1) Financial Statements

The following consolidated financial statements of IQVIA Holdings Inc. and its subsidiaries, and the independent registered public accounting firm’s report thereon, are included in Part II, Item 8 of this Annual Report:
(2) Financial Statement Schedules for the Years Ended December 31, 2022, 2021 and 2020

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of May 3, 2016, by and between Quintiles Transnational Holdings Inc. and IMS Health Holdings, Inc. (which includes the Plan of Conversion dated as of May 3, 2016 as Exhibit A thereto).		8-K	001-35907	2.1	May 3, 2016
3.1	Amended and Restated Certificate of Incorporation of IQVIA Holdings Inc., effective April 12, 2022.		8-K	001-35907	3.1	April 14, 2021
3.2	Amended and Restated Bylaws of IQVIA Holdings Inc., effective February 13, 2023.		8-K	001-35907	3.1	February 13, 2023
4.1	Specimen Common Stock Certificate of Quintiles Transnational Holdings Inc.		S-1/A	333-186708	4.1	April 26, 2013
4.2	Indenture, dated as of September 28, 2016, among Quintiles IMS Incorporated, the Guarantors listed therein and U.S. Bank National Association, as Trustee.		8-K	001-35907	4.1	October 3, 2016
4.3	Indenture, dated September 14, 2017, among Quintiles IMS Incorporated, as Issuer, U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer as guarantors U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer as guarantors.		8-K	001-35907	4.1	September 19, 2017
4.4	Indenture, dated May 10, 2019, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors.		8-K	001-35907	4.1	May 10, 2019
4.5	Indenture, dated August 13, 2019, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors.		8-K	001-35907	4.1	August 13, 2019
4.6	Indenture, dated June 24, 2020, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors.		8-K	001-35907	4.1	June 24, 2020
4.7	Indenture, dated March 3, 2021, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors.		8-K	001-35907	4.1	March 3, 2021
10.1	Fifth Amended and Restated Credit Agreement, dated as of August 25, 2021, by and among IQVIA Inc., IQVIA RDS Inc., IQVIA AG, IQVIA Solutions Japan K.K., IQVIA Holdings Inc., the Guarantors party thereto and the Lenders party thereto (Annex A to Exhibit 10.1 filed August 25, 2021).		8-K	001-35907	10.1	August 25, 2021
10.2	Amendment No. 1 to Fifth Amended and Restated Credit Agreement, dated June 16, 2022, among IQVIA Inc., IQVIA Holdings Inc., IQVIA RDS Inc. the other guarantors party thereto, Bank of America, N.A. as administrative agent and as collateral agent, and the Lenders party thereto.		8-K	001-35907	10.1	June 16, 2022
10.3	Amended and Restated Pledge and Security Agreement, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., IMS Health Incorporated, each of the grantors party thereto, and Bank of America, N.A., as Administrative Agent.		IMS Health S-1/A	333-193159	10.3	March 24, 2014
10.4	U.S. Guaranty, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., as Holdings, IMS Health Incorporated, as Parent Borrower, the other Guarantors party thereto from time to time, and Bank of America, N.A., as Administrative Agent.		IMS Health S-1/A	333-193159	10.3	March 24, 2014

10.5	Stockholders Agreement, dated May 3, 2016, among Quintiles Transnational Holdings Inc. and the stockholders identified therein.	8-K	001-35907	10.4	May 3, 2016
10.6†	Form of Director Indemnification Agreement.	S-1/A	333-186708	10.1	April 19, 2013
10.7	Form of Indemnification Agreement with each of the non-management directors of Quintiles IMS Holdings Inc.	8-K	001-35907	10.8	October 3, 2016
10.8†	Description of Non-Employee Director Compensation, effective as of January 1, 2017.	10-K	001-35907	10.27	February 16, 2017
10.9†	Form of Non-Competition, Non-Solicitation, Confidentiality and IP Agreement.	8-K	001-35907	10.2	October 19, 2015
10.10†	Quintiles Transnational Holdings Inc. Annual Management Incentive Plan.	S-1/A	333-186708	10.57	April 19, 2013
10.11†	Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.	S-1	333-186708	10.17	February 15, 2013
10.12†	Form of Stock Option Award Agreement for Senior Executives under the Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.	S-1	333-186708	10.18	February 15, 2013
10.13†	Form of Stock Option Award Agreement for Non-Employee Directors under the Quintiles Transnational Holdings Inc. 2008 Stock Incentive Plan.	S-1	333-186708	10.19	February 15, 2013
10.14†	Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	S-1/A	333-186708	10.22	April 19, 2013
10.15†	Form of Award Agreement Awarding Nonqualified Stock Options to Employees under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	S-1/A	333-186708	10.23	April 19, 2013
10.16†	Form of Award Agreement Awarding Incentive Stock Options to Employees under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	10-Q	001-35907	10.2	May 1, 2014
10.17†	Form of Award Agreement Awarding Nonqualified Stock Options to Non-Employee Directors under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	S-1/A	333-186708	10.24	April 19, 2013
10.18†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	S-1/A	333-186708	10.56	April 19, 2013
10.19†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.	10-K	001-35907	10.41	February 16, 2017
10.20†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan prior to February 2015.	8-K	001-35907	10.1	November 26, 2013
10.21†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan effective February 2015.	10-K	001-35907	10.34	February 12, 2015
10.22†	Form of Award Agreement Awarding Performance Units under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	10-K	001-35907	10.35	February 12, 2015
10.23†	Form of Award Agreement Awarding Performance Shares under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.	10-K	001-35907	10.45	February 16, 2017
10.24†	Form of Restricted Stock Award Agreement under the Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	10-Q	001-35907	10.3	November 3, 2016
10.25†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.	10-K	001-35907	10.47	February 16, 2017
10.26†	Quintiles IMS Holdings, Inc. Defined Contribution Executive Retirement Plan.	8-K	001-35907	10.7	October 3, 2016
10.27†	IMS Health Incorporated Defined Contribution Executive Retirement Plan, as amended and restated.	IMS Health S-1	333-193159	10.10	January 2, 2014

10.28†	First Amendment to the IMS Health Incorporated Retirement Excess Plan, dated March 17, 2009.	IMS Health S-1	333-193159	10.12	January 2, 2014
10.29†	Second Amendment to the IMS Health Incorporated Retirement Excess Plan, dated December 8, 2009.	IMS Health S-1	333-193159	10.13	January 2, 2014
10.30†	Third Amendment to the IMS Health Incorporated Retirement Excess Plan, dated April 5, 2011.	IMS Health S-1	333-193159	10.14	January 2, 2014
10.31†	Fourth Amendment to the IMS Health Incorporated Retirement Excess Plan (effective May 3, 2016).	IMS Health 10-Q	001-36381	10.3	July 28, 2016
10.32†	Quintiles IMS Holdings, Inc. 2010 Equity Incentive Plan.	8-K	001-35907	10.5	October 3, 2016
10.33†	Healthcare Technology Holdings, Inc. 2010 Equity Incentive Plan, as amended and restated.	IMS Health S-1/A	333-193159	10.16	February 13, 2014
10.34†	Form of IMS Time-and Performance-Based Stock Option Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.17	January 2, 2014
10.35†	Form of IMS Time-Based Stock Option Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.18	January 2, 2014
10.36†	Form of IMS Director Stock Option Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.19	January 2, 2014
10.37†	Form of IMS Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.20	January 2, 2014
10.38†	Form of IMS Director Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.21	January 2, 2014
10.39†	Form of IMS Rollover Stock Appreciation Right Award Agreement under the 2010 Equity Incentive Plan.	IMS Health S-1	333-193159	10.22	January 2, 2014
10.40†	IMS Health Incorporated Savings Equalization Plan, as amended and restated effective as of January 1, 2011.	IMS Health S-1	333-193159	10.15	January 2, 2014
10.41†	Quintiles IMS Holdings, Inc. 2014 Incentive and Stock Award Plan.	8-K	001-35907	10.6	October 3, 2016
10.42†	Form of IMS Stock Appreciation Rights Agreement under the 2014 Incentive and Stock Award Plan.	IMS Health 8-K	001-36381	10.1	February 10, 2015
10.43†	Form of IMS Performance Share Award Agreement under the 2014 Incentive and Stock Award Plan.	IMS Health 8-K	001-36381	10.2	February 10, 2015
10.44†	2014 IMS Health Annual Incentive Plan.	IMS Health S-1/A	333-193159	10.30	March 10, 2014
10.45†	Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan.	DEF 14A	001-35907	Appendix B	February 22, 2017
10.46†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.	10-Q	001-35907	10.8	May 8, 2017
10.47†	Form of Award Agreement Awarding Performance Shares under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.	10-Q	001-35907	10.9	May 8, 2017
10.48†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.	10-Q	001-35907	10.10	May 8, 2017
10.49†	Quintiles IMS Incorporated Employee Protection Plan, effective January 1, 2017.	10-K	001-35907	10.69	February 16, 2017
10.50†	Quintiles IMS Incorporated Savings Equalization Plan, effective December 31, 2016.	10-K	001-35907	10.76	February 16, 2017

10.51†	Quintiles Transnational Corp. Elective Deferred Compensation Plan, as amended and restated.		10-Q	001-35907	10.1	October 28, 2015
10.52†	Quintiles IMS Holdings Inc. Non-Employee Director Deferral Plan, effective January 1, 2017.		10-K	001-35907	10.78	February 16, 2017
10.53†	Amended and Restated Employment Agreement between IQVIA Holdings Inc. and Ari Bousbib, dated February 18, 2019.		10-K	001-35907	10.60	February 19, 2019
10.54†	Stock Appreciation Rights Agreement between IMS Health Holdings, Inc. and Ari Bousbib, dated February 10, 2015.		IMS Health 10-K	001-36381	10.34	February 19, 2016
10.55†	Amendment No. 1, dated December 31, 2015, to Stock Appreciation Rights Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated February 10, 2015.		IMS Health 10-K	001-36381	10.35	February 19, 2016
10.56†	Restricted Stock Award Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated December 31, 2015.		IMS Health 10-K	001-36381	10.36	February 19, 2016
10.57†	Letter Agreement between the Company and Eric Sherbet, effective on March 1, 2018.		10-K	001-35907	10.72	February 19, 2019
10.58†	Letter Agreement between the Company and Ronald Bruehlman, effective on August 1, 2020.		10-Q	001-35907	10.10	October 22, 2020
10.59†	Letter Agreement between the Company and Costa Panagos, effective on April 1, 2022.	X
21.1	List of Subsidiaries of IQVIA Holdings Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP.	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
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

Date: February 15, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ari Bousbib	Chairman and Chief Executive Officer; Director	February 15, 2023
Ari Bousbib	(Principal Executive Officer)

/s/ Ronald E. Bruehlman	Executive Vice President and Chief Financial Officer	February 15, 2023
Ronald E. Bruehlman	(Principal Financial Officer)

/s/ Keriann Cherofsky	Senior Vice President, Chief Accounting Officer and Corporate Controller	February 15, 2023
Keriann Cherofsky	(Principal Accounting Officer)

/s/ Carol J. Burt	Director	February 15, 2023
Carol J. Burt

/s/ John P. Connaughton	Director	February 15, 2023
John P. Connaughton

/s/ John G. Danhakl	Director	February 15, 2023
John G. Danhakl

/s/ James A. Fasano	Director	February 15, 2023
James A. Fasano

/s/ Colleen A. Goggins	Director	February 15, 2023
Colleen A. Goggins

/s/ John M. Leonard, M.D.	Director	February 15, 2023
John M. Leonard, M.D.

/s/ Leslie Wims Morris	Director	February 15, 2023
Leslie Wims Morris

/s/ Todd B. Sisitsky	Director	February 15, 2023
Todd B. Sisitsky

/s/ Sheila A. Stamps	Director	February 15, 2023
Sheila A. Stamps

(2) Financial Statement Schedules

Schedule I—Condensed Financial Information of Registrant

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2022	2021	2020
Equity in earnings of subsidiary, net of tax	$1,091	$966	$279
Net income	1,091	966	279
Equity in other comprehensive (loss) income of subsidiary, net of tax	(321)	(191)	106
Comprehensive income	$770	$775	$385

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2	$2
Total current assets	2	2
Investment in subsidiary	9,667	9,667
Total assets	$9,669	$9,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Investment in subsidiary	$3,902	$3,625
Payable to subsidiary	2	2
Total liabilities	3,904	3,627
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of December 31, 2022 and 2021, $0.01 par value, 256.4 shares issued and 185.7 shares outstanding as of December 31, 2022; 255.8 shares issued and 190.6 shares outstanding as of December 31, 2021	10,898	10,777
Retained earnings	3,334	2,243
Treasury stock, at cost, 70.7 and 65.2 shares as of December 31, 2022 and 2021, respectively	(7,740)	(6,572)
Accumulated other comprehensive loss	(727)	(406)
Total stockholders’ equity	5,765	6,042
Total liabilities and stockholders’ equity	$9,669	$9,669

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2022	2021	2020
Operating activities:
Net Income	$1,091	$966	$279
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiary	(1,091)	(966)	(279)
Change in operating assets and liabilities:
Other operating assets and liabilities	1	(1)	—
Net cash (used in) provided by operating activities	1	(1)	—
Investing activities:
Investment in subsidiary, net of dividends received	1,238	467	477
Net cash provided by investing activities	1,238	467	477
Financing activities:
Payments related to employee stock option plans	(71)	(59)	(44)
Repurchase of common stock	(1,168)	(406)	(434)
Intercompany with subsidiary	—	—	(1)
Net cash used in financing activities	(1,239)	(465)	(479)
Increase (decrease) in cash and cash equivalents	—	1	(2)
Cash and cash equivalents at beginning of period	2	1	3
Cash and cash equivalents at end of period	$2	$2	$1

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

Below is a summary of the dividends paid to the Parent by IQVIA Incorporated in the years ended December 31, 2022, 2021 and 2020:

(in millions)	Amount
Paid in December 2022	$25
Paid in November 2022	3
Paid in October 2022	40
Paid in September 2022	110
Paid in August 2022	1
Paid in July 2022	100
Paid in June 2022	188
Paid in May 2022	303
Paid in April 2022	2
Paid in March 2022	125
Paid in February 2022	322
Paid in January 2022	20
Total paid in 2022	$1,239
Paid in December 2021	$57
Paid in November 2021	89
Paid in October 2021	60
Paid in September 2021	36
Paid in August 2021	35
Paid in July 2021	25
Paid in June 2021	20
Paid in May 2021	23
Paid in April 2021	4
Paid in March 2021	51
Paid in February 2021	70
Total paid in 2021	$470
Paid in December 2020	$81
Paid in October 2020	20
Paid in July 2020	2
Paid in March 2020	44
Paid in February 2020	333
Total paid in 2020	$480

Schedule II—Valuation and Qualifying Accounts

Deferred Tax Asset Valuation Allowance

		Additions
(in millions)	Balance at Beginning of Year	Charged to Expenses	Charged to Other Accounts(a)	Additions (Deductions) (b)	Balance at End of Year
December 31, 2022	$294	$(27)	$—	$(10)	$257
December 31, 2021	$306	$1	$—	$(13)	$294
December 31, 2020	$266	$40	$—	$—	$306
(a)Recorded through purchase accounting transaction.
(b)Impact of reductions recorded to expense and translation adjustments.