Form 10-Q
period 2023-03-31
IQVIA HOLDINGS INC.
filed 2023-04-28
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	185,549,128	shares outstanding	as of April 21, 2023

IQVIA HOLDINGS INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2023	2022
Revenues	$3,652	$3,568
Cost of revenues, exclusive of depreciation and amortization	2,398	2,323
Selling, general and administrative expenses	513	488
Depreciation and amortization	253	255
Restructuring costs	17	7
Income from operations	471	495
Interest income	(6)	(1)
Interest expense	141	86
Other (income) expense, net	(26)	10
Income before income taxes and equity in losses of unconsolidated affiliates	362	400
Income tax expense	71	71
Income before equity in losses of unconsolidated affiliates	291	329
Equity in losses of unconsolidated affiliates	(2)	(4)
Net income	$289	$325
Earnings per share attributable to common stockholders:
Basic	$1.56	$1.71
Diluted	$1.53	$1.68
Weighted average common shares outstanding:
Basic	185.8	190.0
Diluted	188.6	193.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Net income	$289	$325
Comprehensive income adjustments:
Unrealized gains on derivative instruments, net of income tax expense of $3, $9	10	30
Defined benefit plan adjustments, net of income tax expense of $—, $—	1	(2)
Foreign currency translation, net of income tax (benefit) expense of $(29), $27	10	(40)
Reclassification adjustments:
Reclassifications on derivative instruments included in net income, net of income tax (expense) benefit of $(8), $—	(25)	(1)
Comprehensive income	$285	$312
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,494	$1,216
Trade accounts receivable and unbilled services, net	3,063	2,917
Prepaid expenses	165	151
Income taxes receivable	42	43
Investments in debt, equity and other securities	104	93
Other current assets and receivables	460	561
Total current assets	5,328	4,981
Property and equipment, net	520	532
Operating lease right-of-use assets	325	331
Investments in debt, equity and other securities	102	68
Investments in unconsolidated affiliates	99	94
Goodwill	14,015	13,921
Other identifiable intangibles, net	4,757	4,820
Deferred income taxes	125	118
Deposits and other assets, net	468	472
Total assets	$25,739	$25,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,143	$3,316
Unearned income	1,827	1,797
Income taxes payable	187	161
Current portion of long-term debt	1,343	152
Other current liabilities	157	152
Total current liabilities	6,657	5,578
Long-term debt, less current portion	11,833	12,595
Deferred income taxes	421	464
Operating lease liabilities	255	264
Other liabilities	641	671
Total liabilities	19,807	19,572
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of March 31, 2023 and December 31, 2022, $0.01 par value, 256.9 shares issued and 185.5 shares outstanding as of March 31, 2023; 256.4 shares issued and 185.7 shares outstanding as of December 31, 2022	10,909	10,898
Retained earnings	3,623	3,334
Treasury stock, at cost, 71.4 and 70.7 shares as of March 31, 2023 and December 31, 2022, respectively	(7,869)	(7,740)
Accumulated other comprehensive loss	(731)	(727)
Total stockholders’ equity	5,932	5,765
Total liabilities and stockholders’ equity	$25,739	$25,337
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Operating activities:
Net income	$289	$325
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	253	255
Amortization of debt issuance costs and discount	4	4
Stock-based compensation	75	30
Losses from unconsolidated affiliates	2	4
(Gain) loss on investments, net	(4)	11
Benefit from deferred income taxes	(27)	(10)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(107)	54
Change in other operating assets and liabilities	(68)	(165)
Net cash provided by operating activities	417	508
Investing activities:
Acquisition of property, equipment and software	(164)	(177)
Acquisition of businesses, net of cash acquired	(18)	(430)
Purchases of marketable securities, net	(4)	(3)
Investments in unconsolidated affiliates, net of payments received	(7)	(6)
Investments in debt and equity securities	(36)	—
Other	7	3
Net cash used in investing activities	(222)	(613)
Financing activities:
Repayment of debt and principal payments on finance leases	(39)	(24)
Proceeds from revolving credit facility	475	950
Repayment of revolving credit facility	(100)	(300)
Payments related to employee stock option plans	(58)	(67)
Repurchase of common stock	(129)	(403)
Contingent consideration and deferred purchase price payments	(62)	(12)
Net cash provided by financing activities	87	144
Effect of foreign currency exchange rate changes on cash	(4)	(18)
Increase in cash and cash equivalents	278	21
Cash and cash equivalents at beginning of period	1,216	1,366
Cash and cash equivalents at end of period	$1,494	$1,387
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2022	256.4	(70.7)	$3	$10,895	$3,334	$(7,740)	$(727)	$5,765
Issuance of common stock	0.5	—	—	(58)	—	—	—	(58)
Repurchase of common stock	—	(0.7)	—	—	—	(129)	—	(129)
Stock-based compensation	—	—	—	69	—	—	—	69
Net income	—	—	—	—	289	—	—	289
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	10	10
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	1	1
Foreign currency translation, net of tax	—	—	—	—	—	—	10	10
Reclassification adjustments, net of tax	—	—	—	—	—	—	(25)	(25)
Balance, March 31, 2023	256.9	(71.4)	$3	$10,906	$3,623	$(7,869)	$(731)	$5,932

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2021	255.8	(65.2)	$3	$10,774	$2,243	$(6,572)	$(406)	$6,042
Issuance of common stock	0.4	—	—	(67)	—	—	—	(67)
Repurchase of common stock	—	(1.7)	—	—	—	(403)	—	(403)
Stock-based compensation	—	—	—	35	—	—	—	35
Net income	—	—	—	—	325	—	—	325
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	30	30
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(2)	(2)
Foreign currency translation, net of tax	—	—	—	—	—	—	(40)	(40)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(1)	(1)
Balance, March 31, 2022	256.2	(66.9)	$3	$10,742	$2,568	$(6,975)	$(419)	$5,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Summary of Significant Accounting Policies
The Company
IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry. With approximately 87,000 employees, the Company conducts business in more than 100 countries.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements of the Company, but does not include all the disclosures required by GAAP.
Recently Issued Accounting Standards
Accounting pronouncements adopted
In September 2022, the Financial Accounting Standards Board ("FASB") issued new accounting guidance, Accounting Standards Update ("ASU") 2022-04, Liabilities - Supplier Finance Programs, to enhance the transparency of supplier finance programs. The amendments in this ASU address investor and other financial statement user requests for additional information about the use of supplier finance programs by the buyer party to understand the effect of those programs on an entity's working capital, liquidity, and cash flows. The Company adopted this new accounting guidance effective January 1, 2023. The adoption of this new accounting guidance did not have a material effect on the Company's disclosures within the consolidated financial statements.

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations
The following tables represent revenues by geographic region and reportable segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$735	$986	$80	$1,801
Europe and Africa	556	491	47	1,094
Asia-Pacific	153	549	55	757
Total revenues	$1,444	$2,026	$182	$3,652

	Three Months Ended March 31, 2022
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$681	$946	$91	$1,718
Europe and Africa	596	507	46	1,149
Asia-Pacific	162	481	58	701
Total revenues	$1,439	$1,934	$195	$3,568

No individual customer represented 10% or more of consolidated revenues for the three months ended March 31, 2023 or 2022.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2023, approximately $31.4 billion of revenues are expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenues on approximately 30% of these remaining performance obligations over the next twelve months, on approximately 80% over the next five years, with the balance recognized thereafter. Most of the Company's remaining performance obligations where revenues are expected to be recognized beyond the next twelve months are for service contracts for clinical research in the Company's Research & Development Solutions segment. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.
3. Trade Accounts Receivable, Unbilled Services and Unearned Income
Trade accounts receivables and unbilled services consist of the following:

(in millions)	March 31, 2023	December 31, 2022
Trade accounts receivable	$1,351	$1,329
Unbilled services	1,745	1,624
Trade accounts receivable and unbilled services	3,096	2,953
Allowance for doubtful accounts	(33)	(36)
Trade accounts receivable and unbilled services, net	$3,063	$2,917

Unbilled services and unearned income were as follows:

(in millions)	March 31, 2023	December 31, 2022	Change
Unbilled services	$1,745	$1,624	$121
Unearned income	(1,827)	(1,797)	(30)
Net balance	$(82)	$(173)	$91
Unbilled services, which is comprised of approximately 66% and 61% of unbilled receivables and 34% and 39% of contract assets as of March 31, 2023 and December 31, 2022, respectively, increased by $121 million as compared to December 31, 2022. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $30 million over the same period resulting in an increase of $91 million in the net balance of unbilled services and unearned income between March 31, 2023 and December 31, 2022. The change in the net balance is driven by the difference in timing of revenue recognition in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, primarily related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.
The majority of the unearned income balance as of the beginning of the year is expected to be recognized in revenues during the year ended December 31, 2023.
Bad debt expense recognized on the Company’s trade accounts receivable was immaterial for the three months ended March 31, 2023 and 2022.
Accounts Receivable Factoring Arrangements
The Company has accounts receivable factoring agreements to sell certain eligible unsecured trade accounts receivable, either based on automatic arrangements or at its option, without recourse, to unrelated third-party financial institutions for cash. For the three months ended March 31, 2023, through its accounts receivable factoring arrangements that the Company utilizes most frequently, the Company factored approximately $181 million of trade accounts receivable on a non-recourse basis and received approximately $174 million in cash proceeds from the sales. The fees associated with these transactions were immaterial. The Company has other accounts receivable arrangements for which the activity associated with them is immaterial.
4. Goodwill
The following is a summary of goodwill by reportable segment for the three months ended March 31, 2023:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2022	$11,520	$2,247	$154	$13,921
Business combinations	18	—	—	18
Impact of foreign currency fluctuations and other	73	4	(1)	76
Balance as of March 31, 2023	$11,611	$2,251	$153	$14,015

5. Derivatives
The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

(in millions)	Balance Sheet Classification	March 31, 2023			December 31, 2022
		Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets, other assets and other current liabilities	$26	$7	$1,800	$42	$—	$1,800
Foreign exchange forward contracts	Other current assets and other current liabilities	3	—	133	2	2	122
Total derivatives		$29	$7		$44	$2
The pre-tax effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Three Months Ended March 31,
(in millions)	2023	2022
Interest rate swaps	$(23)	$40
Foreign exchange forward contracts	3	(2)
Total	$(20)	$38
The Company expects $35 million of pre-tax unrealized gains related to its foreign exchange contracts and interest rate derivatives included in accumulated other comprehensive (loss) income (“AOCI”) as of March 31, 2023 to be reclassified into earnings within the next twelve months. As of March 31, 2023, the Company's foreign currency denominated debt balance (net of original issue discount) designated as a hedge of its net investment in certain foreign subsidiaries totaled €5,207 million ($5,664 million). The amount of foreign exchange (losses) gains related to the net investment hedge included in the cumulative translation adjustment component of AOCI for the three months ended March 31, 2023 and 2022 was $(89) million and $119 million, respectively.
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

The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values as of March 31, 2023 and December 31, 2022 due to their short-term nature. As of March 31, 2023 and December 31, 2022, the fair value of total debt was $12,793 million and $12,281 million, respectively, as determined under Level 2 measurements for these financial instruments.
Recurring Fair Value Measurements
The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of March 31, 2023:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$131	$—	$—	$131
Derivatives	—	29	—	29
Total	$131	$29	$—	$160
Liabilities:
Derivatives	$—	$7	$—	$7
Contingent consideration	—	—	110	110
Total	$—	$7	$110	$117
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
Contingent consideration — The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenue performance targets and operating forecasts) and the probability of achieving the specific targets. Based on the assessments of the probability of achieving specific targets, as of March 31, 2023, the Company has accrued approximately 76% of the maximum contingent consideration payments that could potentially become payable.

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31, 2023:

(in millions)	Contingent Consideration
Balance as of December 31, 2022	$173
Business combinations	3
Contingent consideration paid	(61)
Revaluations included in earnings and foreign currency translation adjustments	(5)
Balance as of March 31, 2023	$110
The current portion of contingent consideration is included within accrued expenses and the long-term portion is included within other liabilities on the accompanying condensed consolidated balance sheets. Revaluations of contingent consideration are recognized in other (income) expense, net on the accompanying condensed consolidated statements of income. A change in significant unobservable inputs could result in a higher or lower fair value measurement of contingent consideration.
Non-recurring Fair Value Measurements
As of March 31, 2023, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled $18,946 million and were identified as Level 3. These assets are comprised of debt investments and cost and equity method investments of $174 million, goodwill of $14,015 million and other identifiable intangibles, net of $4,757 million.
7. Credit Arrangements
The following is a summary of the Company’s revolving credit facilities as of March 31, 2023:

Facility	Interest Rates
$1,500 million (revolving credit facility)	LIBOR in the relevant currency borrowed plus a margin of 1.25% as of March 31, 2023
$110 million (receivables financing facility)	LIBOR Market Index Rate (4.86% as of March 31, 2023) plus 0.90%

The following table summarizes the Company’s debt at the dates indicated:

(dollars in millions)	March 31, 2023	December 31, 2022
Revolving Credit Facility due 2026:
U.S. Dollar denominated borrowings—U.S. Dollar LIBOR at average floating rates of 6.08%	$800	$425
Senior Secured Credit Facilities:
Term A Loan due 2026—U.S. Dollar LIBOR at average floating rates of 6.09%	1,324	1,343
Term A Loan due 2026—Euribor at average floating rates of 4.27%	315	314
Term A Loan due 2027—U.S. Dollar SOFR at average floating rates of 6.16%	1,203	1,219
Term B Loan due 2024—Euribor at average floating rates of 5.02%	1,191	1,172
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 6.59%	670	670
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 6.59%	861	860
Term B Loan due 2025—Euribor at average floating rates of 5.02%	568	559
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
2.875% Senior Notes due 2025—Euro denominated	457	450
2.25% Senior Notes due 2028—Euro denominated	783	771
2.875% Senior Notes due 2028—Euro denominated	773	761
1.750% Senior Notes due 2026—Euro denominated	598	589
2.250% Senior Notes due 2029—Euro denominated	979	964
Receivables financing facility due 2024—U.S. Dollar LIBOR at average floating rates of 5.74%:
Revolving Loan Commitment	110	110
Term Loan	440	440
Principal amount of debt	13,222	12,797
Less: unamortized discount and debt issuance costs	(46)	(50)
Less: current portion	(1,343)	(152)
Long-term debt	$11,833	$12,595
Contractual maturities of long-term debt as of March 31, 2023 are as follows:

(in millions)
Remainder of 2023	$114
2024	1,893
2025	2,708
2026	3,903
2027	2,069
Thereafter	2,535
$13,222

Senior Secured Credit Facilities
As of March 31, 2023, the Company’s Fifth Amended and Restated Credit Agreement provided financing through several senior secured credit facilities of up to $7,632 million, which consisted of $6,932 million principal amounts of debt outstanding (as detailed in the table above), and $695 million of available borrowing capacity on the $1,500 million revolving credit facility and standby letters of credit. The revolving credit facility is comprised of a $675 million senior secured revolving facility available in U.S. dollars, a $600 million senior secured revolving facility available in U.S. dollars, Euros, Swiss Francs and other foreign currencies, and a $225 million senior secured revolving facility available in U.S. dollars and Yen.
On April 17, 2023, the Company increased the capacity of its senior secured revolving credit facility by $500 million U.S. dollars, bringing the total capacity of the revolving credit facility to $2,000 million. At the same time, the Company also amended the benchmark rate of the U.S. dollar revolving credit facility and the U.S. dollar Term A Loans from U.S. dollar LIBOR to U.S. dollar SOFR plus a 10 basis point Credit Spread Adjustment.
Restrictive Covenants
The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. As of March 31, 2023, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.
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
9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of March 31, 2023 or December 31, 2022.

Equity Repurchase Program
As of March 31, 2023, the total stock repurchase authorization under the Company's equity repurchase program (the “Repurchase Program”) was $9,725 million. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time. During the three months ended March 31, 2023, the Company repurchased 0.7 million shares of its common stock for $129 million under the Repurchase Program. As of March 31, 2023, the Company has remaining authorization to repurchase up to $1,226 million of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
10. Restructuring
The Company has continued to take restructuring actions in 2023 to align its resources and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These actions include consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements. These restructuring actions are expected to continue into 2024.
The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs
Balance as of December 31, 2022	$26
Expense, net of reversals	17
Payments	(14)
Balance as of March 31, 2023	$29
The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals as of March 31, 2023 will be paid in 2023 and 2024.
11. Income Taxes
The Company's effective income tax rate was 19.6% and 17.8% in the first quarter of 2023 and 2022, respectively. The effective income tax rate in the first quarter of 2023 and 2022 was favorably impacted by $8 million and $13 million, respectively, as a result of excess tax benefits recognized upon settlement of share-based compensation awards.
12. Accumulated Other Comprehensive (Loss) Income
Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance as of December 31, 2022	$(825)	$44	$(8)	$62	$(727)
Other comprehensive (loss) income before reclassifications	(19)	13	1	26	21
Reclassification adjustments	—	(33)	—	8	(25)
Balance as of March 31, 2023	$(844)	$24	$(7)	$96	$(731)

Below is a summary of the adjustments for amounts reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

(in millions)	Affected Financial Statement Line Item	Three Months Ended March 31,
		2023	2022
Derivative instruments:
Interest rate swaps	Interest expense	$16	$—
Foreign exchange forward contracts	Revenues	17	1
Total before income taxes		33	1
Income taxes		8	—
Total net of income taxes		$25	$1
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

	Three Months Ended March 31,
(in millions)	2023	2022
Revenues
Technology & Analytics Solutions	$1,444	$1,439
Research & Development Solutions	2,026	1,934
Contract Sales & Medical Solutions	182	195
Total revenues	3,652	3,568
Cost of revenues, exclusive of depreciation and amortization
Technology & Analytics Solutions	858	834
Research & Development Solutions	1,386	1,322
Contract Sales & Medical Solutions	154	167
Total cost of revenues, exclusive of depreciation and amortization	2,398	2,323
Selling, general and administrative expenses
Technology & Analytics Solutions	225	219
Research & Development Solutions	212	211
Contract Sales & Medical Solutions	15	16
General corporate and unallocated	61	42
Total selling, general and administrative expenses	513	488
Segment profit
Technology & Analytics Solutions	361	386
Research & Development Solutions	428	401
Contract Sales & Medical Solutions	13	12
Total segment profit	802	799
General corporate and unallocated	(61)	(42)
Depreciation and amortization	(253)	(255)
Restructuring costs	(17)	(7)
Total income from operations	$471	$495
14. Earnings Per Share
The following table reconciles the basic to diluted weighted average shares outstanding:

	Three Months Ended March 31,
(in millions, except per share data)	2023	2022
Numerator:
Net income	$289	$325
Denominator:
Basic weighted average common shares outstanding	185.8	190.0
Effect of dilutive stock options and share awards	2.8	3.4
Diluted weighted average common shares outstanding	188.6	193.4
Earnings per share attributable to common stockholders:
Basic	$1.56	$1.71
Diluted	$1.53	$1.68
Stock-based awards will have a dilutive effect under the treasury method when the respective period's average market value of the Company's common stock exceeds the exercise proceeds. Performance awards are included in diluted earnings per share based on if the performance targets have been met at the end of the reporting period.

For the three months ended March 31, 2023 and 2022, the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions that have not been met at the end of the reporting period or the effect of including such stock-based awards in the computation would be anti-dilutive was 1.0 and 0.3 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for Forward-Looking Information
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our “2022 Form 10-K”).
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
We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, business disruptions caused by natural disasters, pandemics such as the COVID-19 (coronavirus) outbreak, including any variants, and the public health policy responses to the outbreak, and international conflicts or other disruptions outside of our control such as the current situation in Ukraine and Russia; our ability to accurately model or forecast the impact of the spread and/or containment of COVID-19, including any variants, among other sources of business interruption, on our operations and financial results; most of our contracts may be terminated on short notice, and we may lose or experience delays with large client contracts or be unable to enter into new contracts; the market for our services may not grow as we expect; we may be unable to successfully develop and market new services or enter new markets; imposition of restrictions on our use of data by data suppliers or their refusal to license data to us; any failure by us to comply with contractual, regulatory or ethical requirements under our contracts, including current or future changes to data protection and privacy laws; breaches or misuse of our or our outsourcing partners’ security or communications systems; failure to meet our productivity or business transformation objectives; failure to successfully invest in growth opportunities; our ability to protect our intellectual property rights and our susceptibility to claims by others that we are infringing on their intellectual property rights; the expiration or inability to acquire third party licenses for technology or intellectual property; any failure by us to accurately and timely price and formulate cost estimates for contracts, or to document change orders; hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements; the rate at which our backlog converts to revenues; our ability to acquire, develop and implement technology necessary for our business; consolidation in the industries in which our clients operate; risks related to client or therapeutic concentration; government regulators or our customers may limit the number or scope of indications for medicines and treatments or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; the risks associated with operating on a global basis, including currency or exchange rate fluctuations and legal compliance, including anti-corruption laws; risks related to changes in accounting standards; general economic conditions in the markets in which we operate, including financial market conditions, inflation and risks related to sales to government entities; the impact of changes in tax laws and regulations; and our ability to successfully integrate, and achieve expected benefits from, our acquired businesses. For a further discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” in our 2022 Form 10-K, as updated in our subsequently filed Quarterly Reports on Form 10-Q.

Overview
IQVIA is a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry. IQVIA creates intelligent connections across all aspects of healthcare through its analytics, transformative technology, big data resources and extensive domain expertise. IQVIA Connected Intelligence™ delivers powerful insights with speed and agility — enabling customers to accelerate the clinical development and commercialization of innovative medical treatments that improve healthcare outcomes for patients. With approximately 87,000 employees, we conduct operations in more than 100 countries.
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
Foreign Currency Translation
In the first three months of 2023, approximately 30% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenues and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period to period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results. As such, the differences noted below between reported results of operations and constant currency information is wholly attributable to the effects of foreign currency rate fluctuations.

Consolidated Results of Operations
For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.
Revenues

	Three Months Ended March 31,		Change
(in millions)	2023	2022	$	%
Revenues	$3,652	$3,568	$84	2.4%
For the first quarter of 2023, our revenues increased $84 million, or 2.4%, as compared to the same period in 2022. This increase was comprised of constant currency revenue growth of approximately $166 million, or 4.7%, reflecting a $42 million increase in Technology & Analytics Solutions, a $126 million increase in Research & Development Solutions, and a $2 million decrease in Contract Sales & Medical Solutions.
Cost of Revenues, exclusive of Depreciation and Amortization

	Three Months Ended March 31,
(in millions)	2023	2022
Cost of revenues, exclusive of depreciation and amortization	$2,398	$2,323
% of revenues	65.7%	65.1%
The $75 million increase in cost of revenues, exclusive of depreciation and amortization, for the three months ended March 31, 2023 as compared to the same period in 2022 included a constant currency increase of approximately $185 million, or 8.0%, reflecting a $52 million increase in Technology & Analytics Solutions, a $136 million increase in Research & Development Solutions, and a $3 million decrease in Contract Sales & Medical Solutions.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
(in millions)	2023	2022
Selling, general and administrative expenses	$513	$488
% of revenues	14.0%	13.7%
The $25 million increase in selling, general and administrative expenses for the three months ended March 31, 2023 as compared to the same period in 2022 included a constant currency increase of approximately $48 million, or 9.8%, reflecting a $19 million increase in Technology & Analytics Solutions, a $7 million increase in Research & Development Solutions, a $1 million decrease in Contract Sales & Medical Solutions, and a $23 million increase in general corporate and unallocated expenses.
Depreciation and Amortization

	Three Months Ended March 31,
(in millions)	2023	2022
Depreciation and amortization	$253	$255
% of revenues	6.9%	7.1%
Depreciation and amortization was relatively consistent for the three months ended March 31, 2023 compared to the same period in 2022.

Restructuring Costs

	Three Months Ended March 31,
(in millions)	2023	2022
Restructuring costs	$17	$7
The restructuring costs incurred during 2023 and 2022 were due to ongoing efforts to streamline our global operations and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. The remaining actions under these plans are expected to occur throughout 2023 and into 2024 and are expected to consist of consolidating functional activities, eliminating redundant positions and aligning resources with customer requirements.
Interest Income and Interest Expense

	Three Months Ended March 31,
(in millions)	2023	2022
Interest income	$(6)	$(1)
Interest expense	$141	$86
Interest income includes interest received primarily from bank balances and investments. The increase for the three months ended March 31, 2023 as compared to the same period in 2022 is primarily a result of higher deposit rates.
Interest expense during the three months ended March 31, 2023 was higher than the same period in 2022 due primarily to higher base rate interest costs across the floating rate debt portfolio as well as from an increase in our net debt.
Other (Income) Expense, Net

	Three Months Ended March 31,
(in millions)	2023	2022
Other (income) expense, net	$(26)	$10
Other (income) expense, net for the three months ended March 31, 2023 increased as compared to the same period in 2022 primarily due to foreign currency gain and gains on investments.
Income Tax Expense

	Three Months Ended March 31,
(in millions)	2023	2022
Income tax expense	$71	$71
Our effective income tax rate was 19.6% and 17.8% in the first quarter of 2023 and 2022, respectively. Our effective income tax rate in the first quarter of 2023 and 2022 was favorably impacted by $8 million and $13 million, respectively, as a result of excess tax benefits recognized upon settlement of share-based compensation awards.

Segment Results of Operations
Revenues and profit by segment are as follows:

Three Months Ended March 31, 2023 and 2022
	Segment Revenues		Segment Profit
(in millions)	2023	2022	2023	2022
Technology & Analytics Solutions	$1,444	$1,439	$361	$386
Research & Development Solutions	2,026	1,934	428	401
Contract Sales & Medical Solutions	182	195	13	12
Total	3,652	3,568	802	799
General corporate and unallocated			(61)	(42)
Depreciation and amortization			(253)	(255)
Restructuring costs			(17)	(7)
Consolidated	$3,652	$3,568	$471	$495
Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses related to integration activities and acquisitions. We also do not allocate depreciation and amortization or impairment charges to our segments.
Technology & Analytics Solutions

	Three Months Ended March 31,		Change
(in millions)	2023	2022	$	%
Revenues	$1,444	$1,439	$5	0.3%
Cost of revenues, exclusive of depreciation and amortization	858	834	24	2.9
Selling, general and administrative expenses	225	219	6	2.7
Segment profit	$361	$386	$(25)	(6.5)%

Revenues
Technology & Analytics Solutions’ revenues were $1,444 million for the first quarter of 2023, an increase of $5 million, or 0.3%, over the same period in 2022. This increase was comprised of constant currency revenue growth of approximately $42 million, or 2.9%, reflecting revenue growth in the Americas and Asia-Pacific regions.
The constant currency revenue growth for the three months ended March 31, 2023 was driven by an increase in real world services and information and technology services. The constant currency revenue growth was impacted by a decrease in COVID-19 related work.
Cost of Revenues, exclusive of Depreciation and Amortization
Technology & Analytics Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $24 million, or 2.9%, in the first quarter of 2023 over the same period in 2022. This increase included a constant currency increase of approximately $52 million, or 6.2%.
The constant currency increase for the three months ended March 31, 2023 was primarily related to an increase in compensation and related expenses to support revenue growth.
Selling, General and Administrative Expenses
Technology & Analytics Solutions’ selling, general and administrative expenses increased $6 million, or 2.7%, in the first quarter of 2023 as compared to the same period in 2022, which included a constant currency increase of approximately $19 million, or 8.7%.

The constant currency increase for the three months ended March 31, 2023 was primarily related to an increase in compensation and related expenses.
Research & Development Solutions

	Three Months Ended March 31,		Change
(in millions)	2023	2022	$	%
Revenues	$2,026	$1,934	$92	4.8%
Cost of revenues, exclusive of depreciation and amortization	1,386	1,322	64	4.8
Selling, general and administrative expenses	212	211	1	0.5
Segment profit	$428	$401	$27	6.7%
Backlog
Research & Development Solutions’ contracted backlog increased from $27.2 billion as of December 31, 2022 to $27.9 billion as of March 31, 2023, and we expect approximately $7.3 billion of this backlog to convert to revenue in the next twelve months.
Revenues
Research & Development Solutions’ revenues were $2,026 million for the first quarter of 2023, an increase of $92 million, or 4.8%, over the same period in 2022. This increase was comprised of constant currency revenue growth of approximately $126 million, or 6.5%, reflecting revenue growth in the Americas and Asia-Pacific regions.
The constant currency revenue growth for the three months ended March 31, 2023 was primarily the result of volume-related increases in clinical services and to a lesser extent from volume-related increases in lab testing. The constant currency revenue growth was impacted by a decrease in COVID-19 related work.
Cost of Revenues, exclusive of Depreciation and Amortization
Research & Development Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $64 million, or 4.8%, in the first quarter of 2023 over the same period in 2022. This increase included a constant currency increase of approximately $136 million, or 10.3%.
The constant currency increase for the three months ended March 31, 2023 was primarily related to an increase in compensation and related expenses as a result of volume-related increases in clinical services and lab testing.
Selling, General and Administrative Expenses
Research & Development Solutions’ selling, general and administrative expenses increased $1 million, or 0.5%, in the first quarter of 2023 as compared to the same period in 2022, which included a constant currency increase of approximately $7 million, or 3.3%.
The constant currency increase for the three months ended March 31, 2023 was primarily related to an increase in compensation and related expenses.

Contract Sales & Medical Solutions

	Three Months Ended March 31,		Change
(in millions)	2023	2022	$	%
Revenues	$182	$195	$(13)	(6.7)%
Cost of revenues, exclusive of depreciation and amortization	154	167	(13)	(7.8)
Selling, general and administrative expenses	15	16	(1)	(6.3)
Segment profit	$13	$12	$1	8.3%
Revenues
Contract Sales & Medical Solutions’ revenues were $182 million for the first quarter of 2023, a decrease of $13 million, or 6.7%, over the same period in 2022, which included a constant currency revenue decrease of approximately $2 million, or 1.0%.
Cost of Revenues, exclusive of Depreciation and Amortization
Contract Sales & Medical Solutions’ cost of revenues, exclusive of depreciation and amortization, decreased $13 million, or 7.8%, in the first quarter of 2023 as compared to the same period in 2022, which included a constant currency decrease of approximately $3 million, or 1.8%.
Selling, General and Administrative Expenses
Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $1 million, or 6.3%, in the first quarter of 2023 as compared to the same period in 2022, which included a constant currency decrease of approximately $1 million, or 6.3%.
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
We had a cash balance of $1,494 million as of March 31, 2023 ($532 million of which was in the United States), an increase from $1,216 million as of December 31, 2022.

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
Equity Repurchase Program
As of March 31, 2023, the total stock repurchase authorization under the Company's equity repurchase program (the “Repurchase Program”) was $9,725 million. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time. During the three months ended March 31, 2023, we repurchased 0.7 million shares of our common stock for $129 million under the Repurchase Program. As of March 31, 2023, we have remaining authorization to repurchase up to $1,226 million of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
Debt
As of March 31, 2023, we had $13,222 million of total indebtedness, excluding $695 million of additional available borrowings under our revolving credit facility. Our long-term debt arrangements contain customary restrictive covenants and, as of March 31, 2023, we believe we were in compliance with our restrictive covenants in all material respects.
Senior Secured Credit Facilities
As of March 31, 2023, the Company’s Fifth Amended and Restated Credit Agreement provided financing through the senior secured credit facilities of up to $7,632 million, which consisted of $6,932 million principal amounts of debt outstanding, and $695 million of available borrowing capacity on the revolving credit facility and standby letters of credit.
On April 17, 2023, we increased the capacity of the Company's senior secured revolving credit facility by $500 million U.S. dollars, bringing the total capacity of the revolving credit facility to $2,000 million.
Receivables Financing Facility
As of March 31, 2023, no additional amounts of revolving loan commitments were available under the receivables financing facility.

Three months ended March 31, 2023 and 2022
Cash Flow from Operating Activities

	Three Months Ended March 31,
(in millions)	2023	2022
Net cash provided by operating activities	$417	$508
Cash provided by operating activities decreased $91 million during the first three months of 2023 as compared to the same period in 2022. The decrease was primarily due to a decrease in cash from unearned income ($95 million) and accounts receivable and unbilled services ($66 million) and from cash-related net income ($27 million), offset by an increase in cash from other operating assets and liabilities ($97 million).
Cash Flow from Investing Activities

	Three Months Ended March 31,
(in millions)	2023	2022
Net cash used in investing activities	$(222)	$(613)
Cash used in investing activities decreased $391 million during the first three months of 2023 as compared to the same period in 2022, primarily driven by less cash used for acquisitions of businesses ($412 million) and acquisitions of property, equipment and software ($13 million) and an increase in cash from other investing activities ($4 million), offset by more cash used in investments in debt and equity securities ($36 million), purchases of marketable securities, net ($1 million) and investments in unconsolidated affiliates, net ($1 million).
Cash Flow from Financing Activities

	Three Months Ended March 31,
(in millions)	2023	2022
Net cash provided by financing activities	$87	$144
Cash provided by financing activities decreased $57 million during the first three months of 2023 as compared to the same period in 2022, primarily due to a decrease in cash proceeds from revolving credit facilities, net of repayments ($275 million), an increase in cash payments on contingent consideration and deferred purchase price accruals ($50 million) and debt and principal payments on finance leases ($15 million), offset by a decrease in cash used to repurchase common stock ($274 million) and cash payments related to employee stock option plans ($9 million).
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.
Contractual Obligations and Commitments
We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements.
There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our 2022 Form 10-K.
Application of Critical Accounting Policies
There have been no material changes to our critical accounting policies as previously disclosed in our 2022 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2022 Form 10-K.

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
Item 1A. Risk Factors
For a discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” of our 2022 Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
On October 30, 2013, the Company's Board of Directors (the "Board") approved an equity repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $125.0 million of either our common stock or vested in-the-money employee stock options, or a combination thereof. The Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of the Company's common stock by $600 million, $1.5 billion, $2.0 billion, $1.5 billion, and $2.0 billion in 2015, 2016, 2017, 2018, and 2019 respectively. On February 10, 2022, the Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of the Company's common stock by an additional $2.0 billion, which increased the total amount that has been authorized under the Repurchase Program to $9.725 billion. The Repurchase Program does not obligate us to repurchase any particular amount of common stock or vested in-the-money employee stock options, and it may be modified, extended, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The Repurchase Program for common stock does not have an expiration date. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
From inception of the Repurchase Program through March 31, 2023, we have repurchased a total of $8,499 million of our securities under the Repurchase Program.
During the three months ended March 31, 2023, we repurchased 0.7 million shares of our common stock for $129 million under the Repurchase Program. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of March 31, 2023, we have remaining authorization to repurchase up to $1,226 million of our common stock under the Repurchase Program.

Since the merger between Quintiles and IMS Health, we have repurchased 73.8 million shares of our common stock at an average market price per share of $110.15 for an aggregate purchase price of $8,125 million both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.
The following table summarizes the monthly equity repurchase program activity for the three months ended March 31, 2023 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2023 — January 31, 2023	—	$—	—	$1,355
February 1, 2023 — February 28, 2023	—	$—	—	$1,355
March 1, 2023 — March 31, 2023	0.7	$195.08	0.7	$1,226
	0.7		0.7

Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of IQVIA Holdings Inc., effective April 18, 2023.		8-K	001-35907	3.1	April 18, 2023
3.2	Amended and Restated Bylaws of IQVIA Holdings Inc., effective April 18, 2023.		8-K	001-35907	3.2	April 18, 2023
10.1	Amendment No. 2 to Fifth Amended and Restated Credit Agreement, dated April 17, 2023, among IQVIA Inc., IQVIA Holdings Inc., IQVIA RDS Inc., IQVIA AG, IQVIA Japan K.K., the other guarantors party thereto, Bank of America, N.A. as administrative agent and as collateral agent, and the Lenders party thereto.		8-K	001-35907	10.1	April 18, 2023
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Income (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iii) Condensed Consolidated Balance Sheets (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
104	Cover Page Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2023.

IQVIA HOLDINGS INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)