Form 10-Q
period 2023-06-30
IQVIA HOLDINGS INC.
filed 2023-08-01
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	183,122,255	shares outstanding	as of July 25, 2023

IQVIA HOLDINGS INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Revenues	$3,728	$3,541	$7,380	$7,109
Cost of revenues, exclusive of depreciation and amortization	2,443	2,331	4,841	4,654
Selling, general and administrative expenses	482	483	995	971
Depreciation and amortization	259	270	512	525
Restructuring costs	20	4	37	11
Income from operations	524	453	995	948
Interest income	(4)	(2)	(10)	(3)
Interest expense	169	94	310	180
Other (income) expense, net	(16)	33	(42)	43
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	375	328	737	728
Income tax expense	81	71	152	142
Income before equity in earnings (losses) of unconsolidated affiliates	294	257	585	586
Equity in earnings (losses) of unconsolidated affiliates	3	(1)	1	(5)
Net income	$297	$256	$586	$581
Earnings per share attributable to common stockholders:
Basic	$1.61	$1.36	$3.17	$3.07
Diluted	$1.59	$1.34	$3.12	$3.02
Weighted average common shares outstanding:
Basic	184.4	188.3	185.1	189.2
Diluted	186.7	191.1	187.6	192.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income	$297	$256	$586	$581
Comprehensive income (loss) adjustments:
Unrealized gains (losses) on derivative instruments, net of income tax expense (benefit) of $8, $(1), $11, $8	22	(7)	32	23
Defined benefit plan adjustments, net of income tax expense of $—, $—, $—, $—	—	(4)	1	(6)
Foreign currency translation, net of income tax (benefit) expense of $(3), $84, $(32), $111	(44)	(281)	(34)	(321)
Reclassification adjustments:
Reclassifications on derivative instruments included in net income, net of income tax (expense) benefit of $(3), $4, $(11), $4	(7)	14	(32)	13
Comprehensive income (loss)	$268	$(22)	$553	$290
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,382	$1,216
Trade accounts receivable and unbilled services, net	3,139	2,917
Prepaid expenses	179	151
Income taxes receivable	45	43
Investments in debt, equity and other securities	110	93
Other current assets and receivables	474	561
Total current assets	5,329	4,981
Property and equipment, net	510	532
Operating lease right-of-use assets	319	331
Investments in debt, equity and other securities	101	68
Investments in unconsolidated affiliates	107	94
Goodwill	14,178	13,921
Other identifiable intangibles, net	4,942	4,820
Deferred income taxes	115	118
Deposits and other assets, net	435	472
Total assets	$26,036	$25,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,007	$3,316
Unearned income	1,844	1,797
Income taxes payable	208	161
Current portion of long-term debt	1,344	152
Other current liabilities	140	152
Total current liabilities	6,543	5,578
Long-term debt, less current portion	12,433	12,595
Deferred income taxes	367	464
Operating lease liabilities	242	264
Other liabilities	703	671
Total liabilities	20,288	19,572
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of June 30, 2023 and December 31, 2022, $0.01 par value, 257.0 shares issued and 183.1 shares outstanding as of June 30, 2023; 256.4 shares issued and 185.7 shares outstanding as of December 31, 2022	10,952	10,898
Retained earnings	3,920	3,334
Treasury stock, at cost, 73.9 and 70.7 shares as of June 30, 2023 and December 31, 2022, respectively	(8,364)	(7,740)
Accumulated other comprehensive loss	(760)	(727)
Total stockholders’ equity	5,748	5,765
Total liabilities and stockholders’ equity	$26,036	$25,337
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2023	2022
Operating activities:
Net income	$586	$581
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	512	525
Amortization of debt issuance costs and discount	8	7
Stock-based compensation	125	75
(Earnings) losses from unconsolidated affiliates	(1)	5
(Gain) loss on investments, net	(10)	29
Benefit from deferred income taxes	(70)	(28)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(134)	(143)
Change in other operating assets and liabilities	(197)	(214)
Net cash provided by operating activities	819	837
Investing activities:
Acquisition of property, equipment and software	(324)	(338)
Acquisition of businesses, net of cash acquired	(444)	(464)
Purchases of marketable securities, net	(4)	(3)
Investments in unconsolidated affiliates, net of payments received	(13)	(10)
Investments in debt and equity securities	(36)	—
Other	3	3
Net cash used in investing activities	(818)	(812)
Financing activities:
Proceeds from issuance of debt	1,250	1,250
Payment of debt issuance costs	(18)	(5)
Repayment of debt and principal payments on finance leases	(77)	(47)
Proceeds from revolving credit facility	1,559	1,150
Repayment of revolving credit facility	(1,784)	(1,250)
Payments related to employee stock option plans	(58)	(69)
Repurchase of common stock	(619)	(893)
Contingent consideration and deferred purchase price payments	(71)	(21)
Net cash provided by financing activities	182	115
Effect of foreign currency exchange rate changes on cash	(17)	(78)
Increase in cash and cash equivalents	166	62
Cash and cash equivalents at beginning of period	1,216	1,366
Cash and cash equivalents at end of period	$1,382	$1,428
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2022	256.4	(70.7)	$3	$10,895	$3,334	$(7,740)	$(727)	$5,765
Issuance of common stock	0.5	—	—	(58)	—	—	—	(58)
Repurchase of common stock	—	(0.7)	—	—	—	(129)	—	(129)
Stock-based compensation	—	—	—	69	—	—	—	69
Net income	—	—	—	—	289	—	—	289
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	10	10
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	1	1
Foreign currency translation, net of tax	—	—	—	—	—	—	10	10
Reclassification adjustments, net of tax	—	—	—	—	—	—	(25)	(25)
Balance, March 31, 2023	256.9	(71.4)	3	10,906	3,623	(7,869)	(731)	5,932
Issuance of common stock	0.1	—	—	—	—	—	—	—
Repurchase of common stock, net of tax	—	(2.5)	—	—	—	(495)	—	(495)
Stock-based compensation	—	—	—	43	—	—	—	43
Net income	—	—	—	—	297	—	—	297
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	22	22
Foreign currency translation, net of tax	—	—	—	—	—	—	(44)	(44)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(7)	(7)
Balance, June 30, 2023	257	(73.9)	$3	$10,949	$3,920	$(8,364)	$(760)	$5,748

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2021	255.8	(65.2)	$3	$10,774	$2,243	$(6,572)	$(406)	$6,042
Issuance of common stock	0.4	—	—	(67)	—	—	—	(67)
Repurchase of common stock	—	(1.7)	—	—	—	(403)	—	(403)
Stock-based compensation	—	—	—	35	—	—	—	35
Net income	—	—	—	—	325	—	—	325
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	30	30
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(2)	(2)
Foreign currency translation, net of tax	—	—	—	—	—	—	(40)	(40)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(1)	(1)
Balance, March 31, 2022	256.2	(66.9)	3	10,742	2,568	(6,975)	(419)	5,919
Issuance of common stock	0.1	—	—	(2)	—	—	—	(2)
Repurchase of common stock	—	(2.8)	—	—	—	(590)	—	(590)
Stock-based compensation	—	—	—	47	—	—	—	47
Net income	—	—	—	—	256	—	—	256
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(7)	(7)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(4)	(4)
Foreign currency translation, net of tax	—	—	—	—	—	—	(281)	(281)
Reclassification adjustments, net of tax	—	—	—	—	—	—	14	14
Balance, June 30, 2022	256.3	(69.7)	$3	$10,787	$2,824	$(7,565)	$(697)	$5,352

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
Recently Issued Accounting Standards
Accounting pronouncements adopted
In September 2022, the Financial Accounting Standards Board ("FASB") issued new accounting guidance, Accounting Standards Update ("ASU") 2022-04, Liabilities - Supplier Finance Programs, to enhance the transparency of supplier finance programs. The amendments in this ASU address investor and other financial statement user requests for additional information about the use of supplier finance programs by the buyer party to understand the effect of those programs on an entity's working capital, liquidity, and cash flows. The Company adopted this new accounting guidance effective January 1, 2023. The adoption of this new accounting guidance did not have a material effect on the Company's disclosures within the condensed consolidated financial statements.

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations
The following tables represent revenues by geographic region and reportable segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$772	$979	$70	$1,821
Europe and Africa	531	536	49	1,116
Asia-Pacific	153	581	57	791
Total revenues	$1,456	$2,096	$176	$3,728

	Three Months Ended June 30, 2022
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$716	$866	$88	$1,670
Europe and Africa	540	532	43	1,115
Asia-Pacific	152	552	52	756
Total revenues	$1,408	$1,950	$183	$3,541

	Six Months Ended June 30, 2023
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$1,507	$1,965	$150	$3,622
Europe and Africa	1,087	1,027	96	2,210
Asia-Pacific	306	1,130	112	1,548
Total revenues	$2,900	$4,122	$358	$7,380

	Six Months Ended June 30, 2022
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$1,397	$1,812	$179	$3,388
Europe and Africa	1,136	1,039	89	2,264
Asia-Pacific	314	1,033	110	1,457
Total revenues	$2,847	$3,884	$378	$7,109
No individual customer represented 10% or more of consolidated revenues for the three and six months ended June 30, 2023 or 2022.

Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2023, approximately $31.0 billion of revenues are expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenues on approximately 30% of these remaining performance obligations over the next twelve months, on approximately 85% over the next five years, with the balance recognized thereafter. Most of the Company's remaining performance obligations where revenues are expected to be recognized beyond the next twelve months are for service contracts for clinical research in the Company's Research & Development Solutions segment. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.
3. Trade Accounts Receivable, Unbilled Services and Unearned Income
Trade accounts receivables and unbilled services consist of the following:

(in millions)	June 30, 2023	December 31, 2022
Trade accounts receivable	$1,339	$1,329
Unbilled services	1,828	1,624
Trade accounts receivable and unbilled services	3,167	2,953
Allowance for doubtful accounts	(28)	(36)
Trade accounts receivable and unbilled services, net	$3,139	$2,917
Unbilled services and unearned income were as follows:

(in millions)	June 30, 2023	December 31, 2022	Change
Unbilled services	$1,828	$1,624	$204
Unearned income	(1,844)	(1,797)	(47)
Net balance	$(16)	$(173)	$157
Unbilled services, which is comprised of approximately 66% and 61% of unbilled receivables and 34% and 39% of contract assets as of June 30, 2023 and December 31, 2022, respectively, increased by $204 million as compared to December 31, 2022. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $47 million over the same period resulting in an increase of $157 million in the net balance of unbilled services and unearned income between June 30, 2023 and December 31, 2022. The change in the net balance is driven by the difference in timing of revenue recognition in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, primarily related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.
The majority of the unearned income balance as of the beginning of the year is expected to be recognized in revenues during the year ended December 31, 2023.
Bad debt expense recognized on the Company’s trade accounts receivable was immaterial for the three and six months ended June 30, 2023 and 2022.
Accounts Receivable Factoring Arrangements
The Company has accounts receivable factoring agreements to sell certain eligible unsecured trade accounts receivable, either based on automatic arrangements or at its option, without recourse, to unrelated third-party financial institutions for cash. During the six months ended June 30, 2023, through its accounts receivable factoring arrangements that the Company utilizes most frequently, the Company factored approximately $394 million of customer invoices on a non-recourse basis and received approximately $385 million in cash proceeds from the sales. The fees associated with these transactions were immaterial. The Company has other accounts receivable arrangements for which the activity associated with them is immaterial.

4. Goodwill
The following is a summary of goodwill by reportable segment for the six months ended June 30, 2023:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2022	$11,520	$2,247	$154	$13,921
Business combinations	55	180	—	235
Impact of foreign currency fluctuations and other	16	9	(3)	22
Balance as of June 30, 2023	$11,591	$2,436	$151	$14,178
5. Derivatives
The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

(in millions)	Balance Sheet Classification	June 30, 2023			December 31, 2022
		Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets, other assets and other current liabilities	$37	$—	$1,800	$42	$—	$1,800
Foreign exchange forward contracts	Other current assets and other current liabilities	5	—	134	2	2	122
Total derivatives		$42	$—		$44	$2
The pre-tax effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Interest rate swaps	$18	$15	$(5)	$55
Foreign exchange forward contracts	2	(5)	5	(7)
Total	$20	$10	$—	$48
The Company expects $41 million of pre-tax unrealized gains related to its foreign exchange contracts and interest rate derivatives included in accumulated other comprehensive (loss) income (“AOCI”) as of June 30, 2023 to be reclassified into earnings within the next twelve months. As of June 30, 2023, the Company's foreign currency denominated debt balance (net of original issue discount) designated as a hedge of its net investment in certain foreign subsidiaries totaled €5,203 million ($5,665 million). The amount of foreign exchange (losses) gains related to the net investment hedge included in the cumulative translation adjustment component of AOCI for the six months ended June 30, 2023 and 2022 was $(92) million and $466 million, respectively.

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
The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values as of June 30, 2023 and December 31, 2022 due to their short-term nature. As of June 30, 2023 and December 31, 2022, the fair value of total debt was $13,360 million and $12,281 million, respectively, as determined under Level 2 measurements for these financial instruments.
Recurring Fair Value Measurements
The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of June 30, 2023:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$135	$—	$—	$135
Derivatives	—	42	—	42
Total	$135	$42	$—	$177
Liabilities:
Derivatives	$—	$—	$—	$—
Contingent consideration	—	—	146	146
Total	$—	$—	$146	$146
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
Contingent consideration — The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenue performance targets and operating forecasts) and the probability of achieving the specific targets. Based on the assessments of the probability of achieving specific targets, as of June 30, 2023, the Company has accrued approximately 50% of the maximum contingent consideration payments that could potentially become payable.
The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the six months ended June 30, 2023:

(in millions)	Contingent Consideration
Balance as of December 31, 2022	$173
Business combinations	57
Contingent consideration paid	(68)
Revaluations included in earnings and foreign currency translation adjustments	(16)
Balance as of June 30, 2023	$146
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
Non-recurring Fair Value Measurements
As of June 30, 2023, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled $19,303 million and were identified as Level 3. These assets are comprised of debt investments and cost and equity method investments of $183 million, goodwill of $14,178 million and other identifiable intangibles, net of $4,942 million.
7. Credit Arrangements
The following is a summary of the Company’s revolving credit facilities as of June 30, 2023:

Facility	Interest Rates
$2,000 million (revolving credit facility)	U.S. Dollar Term SOFR plus a margin of 1.25% plus a 10 basis credit spread adjustment as of June 30, 2023
$110 million (receivables financing facility)	U.S. Dollar LIBOR Market Index Rate (5.22% as of June 30, 2023) plus 0.90%

The following table summarizes the Company’s debt at the dates indicated:

(dollars in millions)	June 30, 2023	December 31, 2022
Revolving Credit Facility due 2026:
U.S. Dollar denominated borrowings—U.S. Dollar Term SOFR at average floating rates of 6.45%	$200	$425
Senior Secured Credit Facilities:
Term A Loan due 2026—U.S. Dollar Term SOFR at average floating rates of 6.45%	1,306	1,343
Term A Loan due 2026—Euribor at average floating rates of 4.85%	311	314
Term A Loan due 2027—U.S. Dollar Term SOFR at average floating rates of 6.45%	1,187	1,219
Term B Loan due 2024—Euribor at average floating rates of 5.60%	1,192	1,172
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 7.29%	670	670
Term B Loan due 2025—U.S. Dollar LIBOR at average floating rates of 7.29%	861	860
Term B Loan due 2025—Euribor at average floating rates of 5.60%	568	559
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
5.700% Senior Secured Notes due 2028—U.S. Dollar denominated	750	—
6.500% Senior Notes due 2030—U.S. Dollar denominated	500	—
2.875% Senior Notes due 2025—Euro denominated	457	450
2.25% Senior Notes due 2028—Euro denominated	784	771
2.875% Senior Notes due 2028—Euro denominated	774	761
1.750% Senior Notes due 2026—Euro denominated	599	589
2.250% Senior Notes due 2029—Euro denominated	980	964
Receivables financing facility due 2024—U.S. Dollar LIBOR at average floating rates of 6.09%
Revolving Loan Commitment	110	110
Term Loan	440	440
Principal amount of debt	13,839	12,797
Less: unamortized discount and debt issuance costs	(62)	(50)
Less: current portion	(1,344)	(152)
Long-term debt	$12,433	$12,595
Contractual maturities of long-term debt as of June 30, 2023 are as follows:

(in millions)
Remainder of 2023	$76
2024	1,894
2025	2,709
2026	3,304
2027	2,069
Thereafter	3,787
$13,839

Senior Secured Credit Facilities
As of June 30, 2023, the Company’s Fifth Amended and Restated Credit Agreement provided financing through several senior secured credit facilities of up to $8,095 million, which consisted of $6,295 million principal amounts of debt outstanding (as detailed in the table above), and $1,795 million of available borrowing capacity on the $2,000 million revolving credit facility and standby letters of credit. The revolving credit facility is comprised of a $1,175 million senior secured revolving facility available in U.S. dollars, a $600 million senior secured revolving facility available in U.S. dollars, Euros, Swiss Francs and other foreign currencies, and a $225 million senior secured revolving facility available in U.S. dollars and Yen.
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
Senior Notes
On May 23, 2023, IQVIA Inc. (the “Issuer”), a wholly owned subsidiary of the Company, completed the issuance and sale of $750 million in gross proceeds of the Issuer’s 5.700% senior secured notes due 2028 (the “Senior Secured Notes”) and $500 million in gross proceeds of 6.500% senior notes due 2030 (the “Senior Notes” and, together with the Senior Secured Notes, the “Notes”). The Senior Secured Notes were issued pursuant to an Indenture, dated May 23, 2023 (the “Secured Notes Indenture”), among the Issuer, U.S. Bank Trust Company, National Association, as trustee of the Senior Secured Notes and as collateral agent, and the Company and certain subsidiaries of the Issuer as guarantors. The Senior Notes were issued pursuant to an Indenture, dated May 23, 2023, among the Issuer, U.S. Bank Trust Company, National Association, as trustee of the Senior Notes, and certain subsidiaries of the Issuer as guarantors (the “Senior Notes Indenture” and, together with the Secured Notes Indenture, the “Indentures”). The net proceeds from the notes offering were used to repay existing borrowings under the Issuer’s revolving credit facility and to pay fees and expenses related to the Notes offering.
The Notes have not been registered under the Securities Act of 1933, as amended, or the securities laws of any other jurisdiction. Pursuant to a registration rights agreement entered into in connection with the Notes offering, the Issuer and the guarantors agreed, among other things, to use commercially reasonable efforts to, within certain time periods, file a registration statement with respect to a registered offer to exchange the Senior Secured Notes for new exchange notes, have the exchange offer registration statement declared effective, and complete the exchange offer promptly thereafter, unless the Senior Secured Notes are redeemed earlier.
The Senior Secured Notes are secured obligations of the Issuer, will mature on May 15, 2028, unless earlier repurchased or redeemed in accordance with their terms, and bear interest at the rate of 5.700% per year, with interest payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2023. The Senior Notes are unsecured obligations of the Issuer, will mature on May 15, 2030, unless earlier repurchased or redeemed in accordance with their terms, and bear interest at the rate of 6.500% per year, with interest payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2023.
The Issuer may redeem (i) the Senior Secured Notes prior to April 15, 2028 subject to a customary make-whole premium, and thereafter subject to a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest and (ii) the Senior Notes prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to May 15, 2026 (subject to a customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 3.250% to 0.000%.
Restrictive Covenants
The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. As of June 30, 2023, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.

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
9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of June 30, 2023 or December 31, 2022.
Equity Repurchase Program
As of June 30, 2023, the total stock repurchase authorization under the Company's equity repurchase program (the "Repurchase Program") was $9,725 million. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time. During the six months ended June 30, 2023, the Company repurchased 3.2 million shares of its common stock for $619 million under the Repurchase Program. As of June 30, 2023, the Company had remaining authorization to repurchase up to $736 million of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
On July 31, 2023, the Company's Board of Directors increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of the Company's common stock by an additional $2,000 million, which increased the total amount that has been authorized under the Repurchase Program to $11,725 million. After this $2,000 million increase in stock repurchase authorization, the Company has remaining authorization to repurchase up to $2,736 million of its common stock under the Repurchase Program.
10. Business Combinations
The Company completed several individually immaterial acquisitions during the six months ended June 30, 2023. The Company’s assessment of fair value, including the valuation of certain identified intangibles, and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The Company recorded goodwill from these acquisitions, primarily attributable to assembled workforce, expected synergies and new customer relationships. The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented as pro forma results of operations would not be materially different to the actual results of operations of the Company.

The following table provides certain preliminary financial information for these acquisitions:

(in millions)	June 30, 2023
Assets acquired:
Cash and cash equivalents	$10
Other assets	33
Goodwill	235
Other identifiable intangibles	258
Liabilities assumed:
Other liabilities	(16)
Deferred income taxes, long-term	(4)
Net assets acquired (1)	$516
(1) Net assets acquired includes contingent consideration and deferred purchase price of $62 million.
The portion of goodwill deductible for income tax purposes was preliminarily assessed as $180 million.
The following table provides a summary of the preliminary estimated fair value of certain intangible assets acquired:

(in millions)	Amortization Period				June 30, 2023
Other identifiable intangibles:
Customer relationships	10	-	15	years	$205
Backlog			2	years	51
Software and related assets			5	years	1
Databases			5	years	1
Total Other identifiable intangibles					$258
11. Restructuring
The Company has continued to take restructuring actions in 2023 to align its resources and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These actions include consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements. These restructuring actions are expected to continue throughout 2023 and into 2024.
The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs
Balance as of December 31, 2022	$26
Expense, net of reversals	37
Payments	(29)
Balance as of June 30, 2023	$34
The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals as of June 30, 2023 will be paid in 2023 and 2024.
12. Income Taxes
The Company's effective income tax rate was 21.6% and 21.6% in the second quarter of 2023 and 2022, and 20.6% and 19.5% in the first six months of 2023 and 2022, respectively. The effective income tax rate in the second quarter and in the first six months of 2023 and 2022 was favorably impacted as a result of excess tax benefits recognized upon settlement of share-based compensation awards. For the second quarter of 2023 and 2022 this impact was $2 million and $1 million, respectively, and for the first six months of 2023 and 2022 this impact was $10 million and $14 million, respectively.

13. Accumulated Other Comprehensive (Loss) Income
Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance as of December 31, 2022	$(825)	$44	$(8)	$62	$(727)
Other comprehensive (loss) income before reclassifications	(66)	43	1	21	(1)
Reclassification adjustments	—	(43)	—	11	(32)
Balance as of June 30, 2023	$(891)	$44	$(7)	$94	$(760)
Below is a summary of the adjustments for amounts reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

(in millions)	Affected Financial Statement Line Item	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Derivative instruments:
Interest rate swaps	Interest expense	$2	$(7)	$18	$(7)
Foreign exchange forward contracts	Revenues	8	(11)	25	(10)
Total before income taxes		10	(18)	43	(17)
Income taxes		3	(4)	11	(4)
Total net of income taxes		$7	$(14)	$32	$(13)
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
Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses related to integration activities and acquisitions. The Company also does not allocate depreciation and amortization or impairment charges, if any, to its segments. Asset information by segment is not presented, as this measure is not used by the chief operating decision maker to assess the Company’s performance. The Company’s reportable segment information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenues
Technology & Analytics Solutions	$1,456	$1,408	$2,900	$2,847
Research & Development Solutions	2,096	1,950	4,122	3,884
Contract Sales & Medical Solutions	176	183	358	378
Total revenues	3,728	3,541	7,380	7,109
Cost of revenues, exclusive of depreciation and amortization
Technology & Analytics Solutions	876	828	1,734	1,662
Research & Development Solutions	1,417	1,348	2,803	2,670
Contract Sales & Medical Solutions	150	155	304	322
Total cost of revenues, exclusive of depreciation and amortization	2,443	2,331	4,841	4,654
Selling, general and administrative expenses
Technology & Analytics Solutions	210	196	435	415
Research & Development Solutions	211	204	423	415
Contract Sales & Medical Solutions	14	15	29	31
General corporate and unallocated	47	68	108	110
Total selling, general and administrative expenses	482	483	995	971
Segment profit
Technology & Analytics Solutions	370	384	731	770
Research & Development Solutions	468	398	896	799
Contract Sales & Medical Solutions	12	13	25	25
Total segment profit	850	795	1,652	1,594
General corporate and unallocated	(47)	(68)	(108)	(110)
Depreciation and amortization	(259)	(270)	(512)	(525)
Restructuring costs	(20)	(4)	(37)	(11)
Total income from operations	$524	$453	$995	$948
15. Earnings Per Share
The following table reconciles the basic to diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Numerator:
Net income	$297	$256	$586	$581
Denominator:
Basic weighted average common shares outstanding	184.4	188.3	185.1	189.2
Effect of dilutive stock options and share awards	2.3	2.8	2.5	3.0
Diluted weighted average common shares outstanding	186.7	191.1	187.6	192.2
Earnings per share attributable to common stockholders:
Basic	$1.61	$1.36	$3.17	$3.07
Diluted	$1.59	$1.34	$3.12	$3.02
Stock-based awards will have a dilutive effect under the treasury method when the respective period's average market value of the Company's common stock exceeds the exercise proceeds. Performance awards are included in diluted earnings per share based on if the performance targets have been met at the end of the reporting period.

For the three and six months ended June 30, 2023 and 2022, the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions that have not been met at the end of the reporting period or the effect of including such stock-based awards in the computation would be anti-dilutive was 1.2 million and 0.7 million, and 1.1 million and 0.5 million, respectively.

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
Foreign Currency Translation
In the first six months of 2023, approximately 30% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenues and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period to period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results. As such, the differences noted below between reported results of operations and constant currency information is wholly attributable to the effects of foreign currency rate fluctuations.
Consolidated Results of Operations
For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.

Revenues

	Three Months Ended June 30,		Change
(in millions)	2023	2022	$	%
Revenues	$3,728	$3,541	$187	5.3%
For the second quarter of 2023, our revenues increased $187 million, or 5.3%, as compared to the same period in 2022. This increase was comprised of constant currency revenue growth of approximately $196 million, or 5.5%, reflecting a $48 million increase in Technology & Analytics Solutions and a $148 million increase in Research & Development Solutions. Contract Sales & Medical Solutions constant currency results for the second quarter of 2023 were consistent with the same period in 2022.

	Six Months Ended June 30,		Change
(in millions)	2023	2022	$	%
Revenues	$7,380	$7,109	$271	3.8%
For the first six months of 2023, our revenues increased $271 million, or 3.8%, as compared to the same period in 2022. This increase was comprised of constant currency revenue growth of approximately $362 million, or 5.1%, reflecting a $90 million increase in Technology & Analytics Solutions, a $274 million increase in Research & Development Solutions, and a $2 million decrease in Contract Sales & Medical Solutions.
Cost of Revenues, exclusive of Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Cost of revenues, exclusive of depreciation and amortization	$2,443	$2,331	$4,841	$4,654
% of revenues	65.5%	65.8%	65.6%	65.5%
The $112 million increase in cost of revenues, exclusive of depreciation and amortization, for the three months ended June 30, 2023 as compared to the same period in 2022 included a constant currency increase of approximately $165 million, or 7.1%, reflecting a $55 million increase in Technology & Analytics Solutions, a $111 million increase in Research & Development Solutions, and a $1 million decrease in Contract Sales & Medical Solutions.
The $187 million increase in cost of revenues, exclusive of depreciation and amortization, for the six months ended June 30, 2023 as compared to the same period in 2022 included a constant currency increase of approximately $350 million, or 7.5%, reflecting a $107 million increase in Technology & Analytics Solutions, a $247 million increase in Research & Development Solutions, and a $4 million decrease in Contract Sales & Medical Solutions.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Selling, general and administrative expenses	$482	$483	$995	$971
% of revenues	12.9%	13.6%	13.5%	13.7%
The $1 million decrease in selling, general and administrative expenses for the three months ended June 30, 2023 as compared to the same period in 2022 included a constant currency increase of approximately $7 million, or 1.4%, reflecting an $18 million increase in Technology & Analytics Solutions and a $10 million increase in Research & Development Solutions, offset by a $1 million decrease in Contract Sales & Medical Solutions and a $20 million decrease in general corporate and unallocated expenses.
The $24 million increase in selling, general and administrative expenses for the six months ended June 30, 2023 as compared to the same period in 2022 included a constant currency increase of approximately $55 million, or 5.7%, reflecting a $37 million increase in Technology & Analytics Solutions, a $17 million increase in Research & Development Solutions, and a $3 million increase in general corporate and unallocated expenses, offset by a $2 million decrease in Contract Sales & Medical Solutions.

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Depreciation and amortization	$259	$270	$512	$525
% of revenues	6.9%	7.6%	6.9%	7.4%
The $11 million and $13 million decrease in depreciation and amortization for the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily the result of less accelerated amortization related to the abandonment of certain software assets and to a lesser extent less amortization from certain intangible assets from the merger between Quintiles and IMS Health, offset by an increase in amortization of intangible assets from acquisitions occurring in 2022 and 2023 and capitalized software.
Restructuring Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Restructuring costs	$20	$4	$37	$11
The restructuring costs incurred during 2023 and 2022 were due to ongoing efforts to streamline our global operations and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These restructuring actions are expected to occur throughout 2023 and into 2024 and are expected to consist of consolidating functional activities, eliminating redundant positions and aligning resources with customer requirements.
Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Interest income	$(4)	$(2)	$(10)	$(3)
Interest expense	$169	$94	$310	$180
Interest income includes interest received primarily from bank balances and investments. The increase for the three and six months ended June 30, 2023 as compared to the same periods in 2022 is primarily a result of higher deposit rates.
Interest expense during the three and six months ended June 30, 2023 increased compared to the same periods in 2022 primarily due to higher base rate interest costs across the floating rate debt portfolio as well as from an increase in our net debt.
Other (Income) Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Other (income) expense, net	$(16)	$33	$(42)	$43
Other (income) expense, net for the three months ended June 30, 2023 increased compared to the same period in 2022 primarily due to less foreign currency loss and gains on investments.
Other (income) expense, net for the six months ended June 30, 2023 increased compared to the same period in 2022 primarily due to foreign currency gain and gains on investments.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Income tax expense	$81	$71	$152	$142
Our effective income tax rate was 21.6% and 21.6% in the second quarter of 2023 and 2022, and 20.6% and 19.5% in the first six months of 2023 and 2022, respectively. Our effective income tax rate in the second quarter and in the first six months of 2023 and 2022 was favorably impacted as a result of excess tax benefits recognized upon settlement of share-based compensation awards. For the second quarter of 2023 and 2022 this impact was $2 million and $1 million, respectively, and for the first six months of 2023 and 2022 this impact was $10 million and $14 million, respectively.
Segment Results of Operations
Revenues and profit by segment are as follows:

Three Months Ended June 30, 2023 and 2022
	Segment Revenues		Segment Profit
(in millions)	2023	2022	2023	2022
Technology & Analytics Solutions	$1,456	$1,408	$370	$384
Research & Development Solutions	2,096	1,950	468	398
Contract Sales & Medical Solutions	176	183	12	13
Total	3,728	3,541	850	795
General corporate and unallocated			(47)	(68)
Depreciation and amortization			(259)	(270)
Restructuring costs			(20)	(4)
Consolidated	$3,728	$3,541	$524	$453

Six Months Ended June 30, 2023 and 2022
	Segment Revenues		Segment Profit
(in millions)	2023	2022	2023	2022
Technology & Analytics Solutions	$2,900	$2,847	$731	$770
Research & Development Solutions	4,122	3,884	896	799
Contract Sales & Medical Solutions	358	378	25	25
Total	7,380	7,109	1,652	1,594
General corporate and unallocated			(108)	(110)
Depreciation and amortization			(512)	(525)
Restructuring costs			(37)	(11)
Consolidated	$7,380	$7,109	$995	$948
Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses related to integration activities and acquisitions. We also do not allocate depreciation and amortization or impairment charges, if any, to our segments.

Technology & Analytics Solutions

	Three Months Ended June 30,		Change
(in millions)	2023	2022	$	%
Revenues	$1,456	$1,408	$48	3.4%
Cost of revenues, exclusive of depreciation and amortization	876	828	48	5.8
Selling, general and administrative expenses	210	196	14	7.1
Segment profit	$370	$384	$(14)	(3.6)%

	Six Months Ended June 30,		Change
(in millions)	2023	2022	$	%
Revenues	$2,900	$2,847	$53	1.9%
Cost of revenues, exclusive of depreciation and amortization	1,734	1,662	72	4.3
Selling, general and administrative expenses	435	415	20	4.8
Segment profit	$731	$770	$(39)	(5.1)%

Revenues
Technology & Analytics Solutions’ revenues were $1,456 million for the second quarter of 2023, an increase of $48 million, or 3.4%, over the same period in 2022. This increase was comprised of constant currency revenue growth of approximately $48 million, or 3.4%, reflecting revenue growth in the Americas and Asia-Pacific regions.
Technology & Analytics Solutions’ revenues were $2,900 million for the first six months of 2023, an increase of $53 million, or 1.9%, over the same period in 2022. This increase was comprised of constant currency revenue growth of approximately $90 million, or 3.2%, reflecting revenue growth in the Americas and Asia-Pacific regions.
The constant currency revenue growth for the three and six months ended June 30, 2023 was driven by an increase in real world services and information and technology services. The constant currency revenue growth was impacted by a decrease in COVID-19 related work.
Cost of Revenues, exclusive of Depreciation and Amortization
Technology & Analytics Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $48 million, or 5.8%, in the second quarter of 2023 over the same period in 2022. This increase included a constant currency increase of approximately $55 million, or 6.6%.
Technology & Analytics Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $72 million, or 4.3%, in the first six months of 2023 over the same period in 2022. This increase included a constant currency increase of approximately $107 million, or 6.4%.
The constant currency increase for the three and six months ended June 30, 2023 was related to an increase in compensation and related expenses and an increase in costs of acquiring and processing data to support revenue growth.
Selling, General and Administrative Expenses
Technology & Analytics Solutions’ selling, general and administrative expenses increased $14 million, or 7.1%, in the second quarter of 2023 as compared to the same period in 2022, which included a constant currency increase of approximately $18 million, or 9.2%.
Technology & Analytics Solutions’ selling, general and administrative expenses increased $20 million, or 4.8%, in the first six months of 2023 as compared to the same period in 2022, which included a constant currency increase of approximately $37 million, or 8.9%.
The constant currency increase for the three and six months ended June 30, 2023 was primarily related to an increase in compensation and related expenses.

Research & Development Solutions

	Three Months Ended June 30,		Change
(in millions)	2023	2022	$	%
Revenues	$2,096	$1,950	$146	7.5%
Cost of revenues, exclusive of depreciation and amortization	1,417	1,348	69	5.1
Selling, general and administrative expenses	211	204	7	3.4
Segment profit	$468	$398	$70	17.6%

	Six Months Ended June 30,		Change
(in millions)	2023	2022	$	%
Revenues	$4,122	$3,884	$238	6.1%
Cost of revenues, exclusive of depreciation and amortization	2,803	2,670	133	5.0
Selling, general and administrative expenses	423	415	8	1.9
Segment profit	$896	$799	$97	12.1%
Backlog
Research & Development Solutions’ contracted backlog increased from $27.2 billion as of December 31, 2022 to $28.4 billion as of June 30, 2023, and we expect approximately $7.3 billion of this backlog to convert to revenue in the next twelve months.
Revenues
Research & Development Solutions’ revenues were $2,096 million for the second quarter of 2023, an increase of $146 million, or 7.5%, over the same period in 2022. This increase was comprised of constant currency revenue growth of approximately $148 million, or 7.6%, reflecting revenue growth in the Americas and Asia-Pacific regions.
Research & Development Solutions’ revenues were $4,122 million in the first six months of 2023, an increase of $238 million, or 6.1%, over the same period in 2022. This increase was comprised of constant currency revenue growth of approximately $274 million, or 7.1%, reflecting revenue growth in the Americas and Asia-Pacific regions.
The constant currency revenue growth for the three and six months ended June 30, 2023 was primarily the result of volume-related increases in clinical services and to a lesser extent from volume-related increases in lab testing. The constant currency revenue growth was impacted by a decrease in COVID-19 related work.
Cost of Revenues, exclusive of Depreciation and Amortization
Research & Development Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $69 million, or 5.1%, in the second quarter of 2023 over the same period in 2022. This increase included a constant currency increase of approximately $111 million, or 8.2%.
Research & Development Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $133 million, or 5.0%, in the first six months of 2023 over the same period in 2022. This increase included a constant currency increase of approximately $247 million, or 9.3%.
The constant currency increase for the three and six months ended June 30, 2023 was primarily related to an increase in compensation and related expenses as a result of volume-related increases in clinical services and lab testing.
Selling, General and Administrative Expenses
Research & Development Solutions’ selling, general and administrative expenses increased $7 million, or 3.4%, in the second quarter of 2023 as compared to the same period in 2022, which included a constant currency increase of approximately $10 million, or 4.9%.

Research & Development Solutions’ selling, general and administrative expenses increased $8 million, or 1.9%, in the first six months of 2023 as compared to the same period in 2022, which included a constant currency increase of approximately $17 million, or 4.1%.
The constant currency increase for the three and six months ended June 30, 2023 was primarily related to an increase in compensation and related expenses.
Contract Sales & Medical Solutions

	Three Months Ended June 30,		Change
(in millions)	2023	2022	$	%
Revenues	$176	$183	$(7)	(3.8)%
Cost of revenues, exclusive of depreciation and amortization	150	155	(5)	(3.2)
Selling, general and administrative expenses	14	15	(1)	(6.7)
Segment profit	$12	$13	$(1)	(7.7)%

	Six Months Ended June 30,		Change
(in millions)	2023	2022	$	%
Revenues	$358	$378	$(20)	(5.3)%
Cost of revenues, exclusive of depreciation and amortization	304	322	(18)	(5.6)
Selling, general and administrative expenses	29	31	(2)	(6.5)
Segment profit	$25	$25	$—	0.0%
Revenues
Contract Sales & Medical Solutions’ revenues were $176 million for the second quarter of 2023, a decrease of $7 million, or 3.8%, over the same period in 2022, which is wholly attributable to the effects of foreign currency rate fluctuations.
Contract Sales & Medical Solutions’ revenues were $358 million in the first six months of 2023, a decrease of $20 million, or 5.3%, over the same period in 2022. This decrease included a constant currency revenue decrease of approximately $2 million, or 0.5%.
Cost of Revenues, exclusive of Depreciation and Amortization
Contract Sales & Medical Solutions’ cost of revenues, exclusive of depreciation and amortization, decreased $5 million, or 3.2%, in the second quarter of 2023 as compared to the same period in 2022, which included a constant currency decrease of approximately $1 million, or 0.6%.
Contract Sales & Medical Solutions’ cost of revenues, exclusive of depreciation and amortization, decreased $18 million, or 5.6%, in the first six months of 2023 as compared to the same period in 2022. This decrease included a constant currency decrease of approximately $4 million, or 1.2%.
Selling, General and Administrative Expenses
Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $1 million, or 6.7%, in the second quarter of 2023 as compared to the same period in 2022, which included a constant currency decrease of approximately $1 million, or 6.7%.
Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $2 million, or 6.5%, in the first six months of 2023 as compared to the same period in 2022, which included a constant currency decrease of approximately $2 million, or 6.5%.

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
We had a cash balance of $1,382 million as of June 30, 2023 ($568 million of which was in the United States), an increase from $1,216 million as of December 31, 2022.
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
Equity Repurchase Program
As of June 30, 2023, the total stock repurchase authorization under the Company's equity repurchase program (the "Repurchase Program") was $9,725 million. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time. During the six months ended June 30, 2023, we repurchased 3.2 million shares of our common stock for $619 million under the Repurchase Program. As of June 30, 2023, we had remaining authorization to repurchase up to $736 million of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
On July 31, 2023, our Board of Directors increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of our common stock by an additional $2,000 million, which increased the total amount that has been authorized under the Repurchase Program to $11,725 million. After this $2,000 million increase in stock repurchase authorization, we have remaining authorization to repurchase up to $2,736 million of our common stock under the Repurchase Program.
Debt
As of June 30, 2023, we had $13,839 million of total indebtedness, excluding $1,795 million of additional available borrowings under our revolving credit facility. Our long-term debt arrangements contain customary restrictive covenants and, as of June 30, 2023, we believe we were in compliance with our restrictive covenants in all material respects.

Senior Secured Credit Facilities
As of June 30, 2023, the Company’s Fifth Amended and Restated Credit Agreement provided financing through the senior secured credit facilities of up to $8,095 million, which consisted of $6,295 million principal amounts of debt outstanding, and $1,795 million of available borrowing capacity on the revolving credit facility and standby letters of credit.
On April 17, 2023, we increased the capacity of the Company's senior secured revolving credit facility by $500 million U.S. dollars, bringing the total capacity of the revolving credit facility to $2,000 million.
Senior Notes
On May 23, 2023, we completed the issuance and sale of $750 million in gross proceeds of 5.700% senior secured notes due 2028 (the “Senior Secured Notes”) and $500 million in gross proceeds of 6.500% senior notes due 2030 (the “Senior Notes” and, together with the Senior Secured Notes, the “Notes”). The net proceeds from the notes offering were used to repay existing borrowings under our revolving credit facility and to pay fees and expenses related to the Notes offering. See Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding our credit arrangements.
Receivables Financing Facility
As of June 30, 2023, no additional amounts of revolving loan commitments were available under the receivables financing facility.
Six months ended June 30, 2023 and 2022
Cash Flow from Operating Activities

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash provided by operating activities	$819	$837
Cash provided by operating activities decreased $18 million during the first six months of 2023 as compared to the same period in 2022. The decrease was primarily due to a decrease in cash from cash-related net income ($44 million) and unearned income ($23 million), offset by an increase in cash from accounts receivable and unbilled services ($32 million) and other operating assets and liabilities ($17 million).
Cash Flow from Investing Activities

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash used in investing activities	$(818)	$(812)
Cash used in investing activities increased $6 million during the first six months of 2023 as compared to the same period in 2022, primarily driven by more cash used in investments in debt and equity securities ($36 million), investments in unconsolidated affiliates, net ($3 million) and purchases of marketable securities, net ($1 million), offset by less cash used for acquisitions of businesses ($20 million) and acquisitions of property, equipment and software ($14 million).
Cash Flow from Financing Activities

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash provided by financing activities	$182	$115
Cash provided by financing activities increased $67 million during the first six months of 2023 as compared to the same period in 2022, primarily due to a decrease in cash used to repurchase common stock ($274 million) and cash payments related to employee stock option plans ($11 million), offset by an increase in cash payments on revolving credit facilities, net of proceeds ($125 million), contingent consideration and deferred purchase price accruals ($50 million), debt and principal payments on finance leases ($30 million) and debt issuance costs ($13 million).

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
Purchases of Equity Securities by the Issuer
On October 30, 2013, the Company's Board of Directors (the "Board") approved an equity repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $125 million of our common stock. The Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of the Company's common stock by $600 million, $1.5 billion, $2.0 billion, $1.5 billion, $2.0 billion, and $2.0 billion in 2015, 2016, 2017, 2018, 2019, and 2022, respectively. On July 31, 2023, the Board increased the stock repurchase authorization under the Repurchase Program by an additional $2,000 million, which increased the total amount that has been authorized under the Repurchase Program to $11,725 million. The Repurchase Program does not obligate us to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The Repurchase Program for common stock does not have an expiration date. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
From inception of the Repurchase Program through June 30, 2023, we have repurchased a total of $8,989 million of our securities under the Repurchase Program.
During the six months ended June 30, 2023, we repurchased 3.2 million shares of our common stock for $619 million under the Repurchase Program. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of June 30, 2023, we had remaining authorization to repurchase up to $736 million of our common stock under the Repurchase Program. After the July 31, 2023 $2,000 million increase in stock repurchase authorization, we have remaining authorization to repurchase up to $2,736 million of our common stock under the Repurchase Program.

Since the merger between Quintiles and IMS Health, we have repurchased 76.3 million shares of our common stock at an average market price per share of $112.93 for an aggregate purchase price of $8,615 million both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.
The following table summarizes the monthly equity repurchase program activity for the three months ended June 30, 2023 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2023 — April 30, 2023	—	$—	—	$1,226
May 1, 2023 — May 31, 2023	2.5	$194.39	2.5	$736
June 1, 2023 — June 30, 2023	—	$—	—	$736
	2.5		2.5
Item 5. Other Information
In the second quarter of 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of IQVIA Holdings Inc. adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of IQVIA Holdings Inc., within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated May 23, 2023, among IQVIA Inc., as Issuer, U.S. Bank Trust Company, National Association, as trustee of the Senior Secured Notes and the Company and certain subsidiaries of the Issuer as guarantors.		8-K	001-35907	4.1	May 23, 2023
4.2	Indenture, dated May 23, 2023, among IQVIA Inc., as Issuer, U.S. Bank Trust Company, National Association, as trustee of the Senior Notes and certain subsidiaries of the Issuer as guarantors.		8-K	001-35907	4.2	May 23, 2023
10.1	IQVIA Inc. Employee Protection Plan, effective July 1, 2023	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Income (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iii) Condensed Consolidated Balance Sheets (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
104	Cover Page Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2023.

IQVIA HOLDINGS INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)