Form 10-Q
period 2023-09-30
IQVIA HOLDINGS INC.
filed 2023-11-01
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	182.5 million shares outstanding as of October 19, 2023

IQVIA HOLDINGS INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Revenues	$3,736	$3,562	$11,116	$10,671
Cost of revenues, exclusive of depreciation and amortization	2,426	2,321	7,267	6,975
Selling, general and administrative expenses	502	517	1,497	1,488
Depreciation and amortization	297	248	809	773
Restructuring costs	30	4	67	15
Income from operations	481	472	1,476	1,420
Interest income	(14)	(4)	(24)	(7)
Interest expense	181	108	491	288
Other (income) expense, net	(35)	8	(77)	51
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	349	360	1,086	1,088
Income tax expense	51	70	203	212
Income before equity in earnings (losses) of unconsolidated affiliates	298	290	883	876
Equity in earnings (losses) of unconsolidated affiliates	5	(7)	6	(12)
Net income	$303	$283	$889	$864
Earnings per share attributable to common stockholders:
Basic	$1.66	$1.52	$4.82	$4.59
Diluted	$1.63	$1.49	$4.76	$4.52
Weighted average common shares outstanding:
Basic	182.9	186.5	184.4	188.3
Diluted	185.5	189.4	186.9	191.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net income	$303	$283	$889	$864
Comprehensive income adjustments:
Unrealized gains on derivative instruments, net of income tax expense of $—, $2, $11, $10	2	6	34	29
Defined benefit plan adjustments, net of income tax expense of $—, $2, $—, $2	—	10	1	4
Foreign currency translation, net of income tax expense of $44, $84, $12, $195	(136)	(218)	(170)	(539)
Reclassification adjustments:
Reclassifications on derivative instruments included in net income, net of income tax (expense) benefit of $(3), $—, $(14), $4	(9)	1	(41)	14
Comprehensive income	$160	$82	$713	$372
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,224	$1,216
Trade accounts receivable and unbilled services, net	3,227	2,917
Prepaid expenses	177	151
Income taxes receivable	49	43
Investments in debt, equity and other securities	108	93
Other current assets and receivables	423	561
Total current assets	5,208	4,981
Property and equipment, net	498	532
Operating lease right-of-use assets	292	331
Investments in debt, equity and other securities	99	68
Investments in unconsolidated affiliates	115	94
Goodwill	14,288	13,921
Other identifiable intangibles, net	4,907	4,820
Deferred income taxes	111	118
Deposits and other assets, net	459	472
Total assets	$25,977	$25,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,133	$3,316
Unearned income	1,838	1,797
Income taxes payable	172	161
Current portion of long-term debt	1,309	152
Other current liabilities	137	152
Total current liabilities	6,589	5,578
Long-term debt, less current portion	12,322	12,595
Deferred income taxes	365	464
Operating lease liabilities	217	264
Other liabilities	679	671
Total liabilities	20,172	19,572
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of September 30, 2023 and December 31, 2022, $0.01 par value, 257.1 shares issued and 182.5 shares outstanding as of September 30, 2023; 256.4 shares issued and 185.7 shares outstanding as of December 31, 2022	10,994	10,898
Retained earnings	4,223	3,334
Treasury stock, at cost, 74.6 and 70.7 shares as of September 30, 2023 and December 31, 2022, respectively	(8,509)	(7,740)
Accumulated other comprehensive loss	(903)	(727)
Total stockholders’ equity	5,805	5,765
Total liabilities and stockholders’ equity	$25,977	$25,337
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2023	2022
Operating activities:
Net income	$889	$864
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	809	773
Amortization of debt issuance costs and discount	13	11
Stock-based compensation	172	136
(Earnings) losses from unconsolidated affiliates	(6)	12
(Gain) loss on investments, net	(5)	35
Benefit from deferred income taxes	(117)	(52)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	(241)	(88)
Change in other operating assets and liabilities	(112)	9
Net cash provided by operating activities	1,402	1,700
Investing activities:
Acquisition of property, equipment and software	(470)	(503)
Acquisition of businesses, net of cash acquired	(869)	(1,012)
Purchases of marketable securities, net	(4)	(4)
Investments in unconsolidated affiliates, net of payments received	(16)	(14)
Investments in debt and equity securities	(36)	—
Other	4	4
Net cash used in investing activities	(1,391)	(1,529)
Financing activities:
Proceeds from issuance of debt	1,250	1,250
Payment of debt issuance costs	(19)	(5)
Repayment of debt and principal payments on finance leases	(118)	(86)
Proceeds from revolving credit facility	2,009	1,500
Repayment of revolving credit facility	(2,184)	(1,600)
Payments related to employee stock option plans	(58)	(70)
Repurchase of common stock	(763)	(1,103)
Contingent consideration and deferred purchase price payments	(79)	(22)
Net cash provided by (used in) financing activities	38	(136)
Effect of foreign currency exchange rate changes on cash	(41)	(127)
Increase (decrease) in cash and cash equivalents	8	(92)
Cash and cash equivalents at beginning of period	1,216	1,366
Cash and cash equivalents at end of period	$1,224	$1,274
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2022	256.4	(70.7)	$3	$10,895	$3,334	$(7,740)	$(727)	$5,765
Issuance of common stock	0.5	—	—	(58)	—	—	—	(58)
Repurchase of common stock	—	(0.7)	—	—	—	(129)	—	(129)
Stock-based compensation	—	—	—	69	—	—	—	69
Net income	—	—	—	—	289	—	—	289
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	10	10
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	1	1
Foreign currency translation, net of tax	—	—	—	—	—	—	10	10
Reclassification adjustments, net of tax	—	—	—	—	—	—	(25)	(25)
Balance, March 31, 2023	256.9	(71.4)	3	10,906	3,623	(7,869)	(731)	5,932
Issuance of common stock	0.1	—	—	—	—	—	—	—
Repurchase of common stock, net of tax	—	(2.5)	—	—	—	(495)	—	(495)
Stock-based compensation	—	—	—	43	—	—	—	43
Net income	—	—	—	—	297	—	—	297
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	22	22
Foreign currency translation, net of tax	—	—	—	—	—	—	(44)	(44)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(7)	(7)
Balance, June 30, 2023	257.0	(73.9)	3	10,949	3,920	(8,364)	(760)	5,748
Issuance of common stock	0.1	—	—	—	—	—	—	—
Repurchase of common stock, net of tax	—	(0.7)	—	—	—	(145)	—	(145)
Stock-based compensation	—	—	—	42	—	—	—	42
Net income	—	—	—	—	303	—	—	303
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	2	2
Foreign currency translation, net of tax	—	—	—	—	—	—	(136)	(136)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(9)	(9)
Balance, September 30, 2023	257.1	(74.6)	$3	$10,991	$4,223	$(8,509)	$(903)	$5,805
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2021	255.8	(65.2)	$3	$10,774	$2,243	$(6,572)	$(406)	$6,042
Issuance of common stock	0.4	—	—	(67)	—	—	—	(67)
Repurchase of common stock	—	(1.7)	—	—	—	(403)	—	(403)
Stock-based compensation	—	—	—	35	—	—	—	35
Net income	—	—	—	—	325	—	—	325
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	30	30
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(2)	(2)
Foreign currency translation, net of tax	—	—	—	—	—	—	(40)	(40)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(1)	(1)
Balance, March 31, 2022	256.2	(66.9)	3	10,742	2,568	(6,975)	(419)	5,919
Issuance of common stock	0.1	—	—	(2)	—	—	—	(2)
Repurchase of common stock	—	(2.8)	—	—	—	(590)	—	(590)
Stock-based compensation	—	—	—	47	—	—	—	47
Net income	—	—	—	—	256	—	—	256
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(7)	(7)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(4)	(4)
Foreign currency translation, net of tax	—	—	—	—	—	—	(281)	(281)
Reclassification adjustments, net of tax	—	—	—	—	—	—	14	14
Balance, June 30, 2022	256.3	(69.7)	3	10,787	2,824	(7,565)	(697)	5,352
Issuance of common stock	—	—	—	(1)	—	—	—	(1)
Repurchase of common stock	—	(0.8)	—	—	—	(150)	—	(150)
Stock-based compensation	—	—	—	64	—	—	—	64
Net income	—	—	—	—	283	—	—	283
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	6	6
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	10	10
Foreign currency translation, net of tax	—	—	—	—	—	—	(218)	(218)
Reclassification adjustments, net of tax	—	—	—	—	—	—	1	1
Balance, September 30, 2022	256.3	(70.5)	$3	$10,850	$3,107	$(7,715)	$(898)	$5,347
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

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations
The following tables represent revenues by geographic region and reportable segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$761	$1,017	$78	$1,856
Europe and Africa	519	520	50	1,089
Asia-Pacific	151	585	55	791
Total revenues	$1,431	$2,122	$183	$3,736

	Three Months Ended September 30, 2022
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$746	$960	$91	$1,797
Europe and Africa	503	488	40	1,031
Asia-Pacific	151	531	52	734
Total revenues	$1,400	$1,979	$183	$3,562

	Nine Months Ended September 30, 2023
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$2,268	$2,982	$228	$5,478
Europe and Africa	1,606	1,547	146	3,299
Asia-Pacific	457	1,715	167	2,339
Total revenues	$4,331	$6,244	$541	$11,116

	Nine Months Ended September 30, 2022
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$2,143	$2,772	$270	$5,185
Europe and Africa	1,639	1,527	129	3,295
Asia-Pacific	465	1,564	162	2,191
Total revenues	$4,247	$5,863	$561	$10,671
No individual customer represented 10% or more of consolidated revenues for the three and nine months ended September 30, 2023 or 2022.

Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2023, approximately $31.3 billion of revenues are expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenues on approximately 30% of these remaining performance obligations over the next twelve months, on approximately 85% over the next five years, with the balance recognized thereafter. Most of the Company's remaining performance obligations where revenues are expected to be recognized beyond the next twelve months are for service contracts for clinical research in the Company's Research & Development Solutions segment. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.
3. Trade Accounts Receivable, Unbilled Services and Unearned Income
Trade accounts receivables and unbilled services consist of the following:

(in millions)	September 30, 2023	December 31, 2022
Trade accounts receivable	$1,349	$1,329
Unbilled services	1,905	1,624
Trade accounts receivable and unbilled services	3,254	2,953
Allowance for doubtful accounts	(27)	(36)
Trade accounts receivable and unbilled services, net	$3,227	$2,917
Unbilled services and unearned income were as follows:

(in millions)	September 30, 2023	December 31, 2022	Change
Unbilled services	$1,905	$1,624	$281
Unearned income	(1,838)	(1,797)	(41)
Net balance	$67	$(173)	$240
Unbilled services, which is comprised of approximately 66% and 61% of unbilled receivables and 34% and 39% of contract assets as of September 30, 2023 and December 31, 2022, respectively, increased by $281 million as compared to December 31, 2022. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $41 million over the same period resulting in an increase of $240 million in the net balance of unbilled services and unearned income between September 30, 2023 and December 31, 2022. The change in the net balance is driven by the difference in timing of revenue recognition in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, primarily related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.
The majority of the unearned income balance as of the beginning of the year is expected to be recognized in revenues during the year ended December 31, 2023.
Bad debt expense recognized on the Company’s trade accounts receivable was immaterial for the three and nine months ended September 30, 2023 and 2022.
Accounts Receivable Factoring Arrangements
The Company has accounts receivable factoring agreements to sell certain eligible unsecured trade accounts receivable, either based on automatic arrangements or at its option, without recourse, to unrelated third-party financial institutions for cash. During the nine months ended September 30, 2023, through its accounts receivable factoring arrangements that the Company utilizes most frequently, the Company factored approximately $545 million of customer invoices on a non-recourse basis and received approximately $534 million in cash proceeds from the sales. The fees associated with these transactions were immaterial. The Company has other accounts receivable arrangements for which the activity associated with them is immaterial.

4. Goodwill
The following is a summary of goodwill by reportable segment for the nine months ended September 30, 2023:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2022	$11,520	$2,247	$154	$13,921
Business combinations	331	181	—	512
Impact of foreign currency fluctuations and other	(139)	—	(6)	(145)
Balance as of September 30, 2023	$11,712	$2,428	$148	$14,288
5. Derivatives
The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

(in millions)	Balance Sheet Classification	September 30, 2023			December 31, 2022
		Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets, other assets and other current liabilities	$36	$—	$1,800	$42	$—	$1,800
Foreign exchange forward contracts	Other current assets and other current liabilities	—	4	124	2	2	122
Total derivatives		$36	$4		$44	$2
The pre-tax effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Interest rate swaps	$(1)	$14	$(6)	$69
Foreign exchange forward contracts	(9)	(5)	(4)	(12)
Total	$(10)	$9	$(10)	$57
The Company expects approximately $30 million of pre-tax unrealized gains related to its foreign exchange contracts and interest rate derivatives included in accumulated other comprehensive (loss) income (“AOCI”) as of September 30, 2023 to be reclassified into earnings within the next twelve months. As of September 30, 2023, the Company's foreign currency denominated debt balance (net of original issue discount) designated as a hedge of its net investment in certain foreign subsidiaries totaled €5,199 million ($5,498 million). The amount of foreign exchange gains related to the net investment hedge included in the cumulative translation adjustment component of AOCI for the nine months ended September 30, 2023 and 2022 was $69 million and $807 million, respectively.

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
The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values as of September 30, 2023 and December 31, 2022 due to their short-term nature. As of September 30, 2023 and December 31, 2022, the fair value of total debt was $13,138 million and $12,281 million, respectively, as determined under Level 2 measurements for these financial instruments.
Recurring Fair Value Measurements
The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of September 30, 2023:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$130	$—	$—	$130
Derivatives	—	36	—	36
Total	$130	$36	$—	$166
Liabilities:
Derivatives	$—	$4	$—	$4
Contingent consideration	—	—	104	104
Total	$—	$4	$104	$108
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
Contingent consideration — The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenue performance targets and operating forecasts) and the probability of achieving the specific targets. Based on the assessments of the probability of achieving specific targets, as of September 30, 2023, the Company has accrued approximately 35% of the maximum contingent consideration payments that could potentially become payable.
The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the nine months ended September 30, 2023:

(in millions)	Contingent Consideration
Balance as of December 31, 2022	$173
Business combinations	59
Contingent consideration paid	(72)
Revaluations included in earnings and foreign currency translation adjustments	(56)
Balance as of September 30, 2023	$104
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
Non-recurring Fair Value Measurements
As of September 30, 2023, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled $19,387 million and were identified as Level 3. These assets are comprised of debt investments and cost and equity method investments of $192 million, goodwill of $14,288 million and other identifiable intangibles, net of $4,907 million.
7. Credit Arrangements
The following is a summary of the Company’s revolving credit facilities as of September 30, 2023:

Facility	Interest Rates
$2,000 million (revolving credit facility)	U.S. Dollar Term SOFR plus a margin of 1.25% plus a 10 basis credit spread adjustment as of September 30, 2023
$110 million (receivables financing facility)	U.S. Dollar Term SOFR plus a margin of 0.90% plus a 11 basis credit spread adjustment as of September 30, 2023

The following table summarizes the Company’s debt at the dates indicated:

(dollars in millions)	September 30, 2023	December 31, 2022
Revolving Credit Facility due 2026:
U.S. Dollar denominated borrowings—U.S. Dollar Term SOFR at average floating rates of 6.66%	$250	$425
Senior Secured Credit Facilities:
Term A Loan due 2026—U.S. Dollar Term SOFR at average floating rates of 6.66%	1,288	1,343
Term A Loan due 2026—Euribor at average floating rates of 5.22%	298	314
Term A Loan due 2027—U.S. Dollar Term SOFR at average floating rates of 6.66%	1,172	1,219
Term B Loan due 2024—Euribor at average floating rates of 5.85%	1,157	1,172
Term B Loan due 2025—U.S. Dollar Term SOFR at average floating rates of 7.14%	670	670
Term B Loan due 2025—U.S. Dollar Term SOFR at average floating rates of 7.14%	861	860
Term B Loan due 2025—Euribor at average floating rates of 5.85%	552	559
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
5.700% Senior Secured Notes due 2028—U.S. Dollar denominated	750	—
6.500% Senior Notes due 2030—U.S. Dollar denominated	500	—
2.875% Senior Notes due 2025—Euro denominated	444	450
2.25% Senior Notes due 2028—Euro denominated	761	771
2.875% Senior Notes due 2028—Euro denominated	752	761
1.750% Senior Notes due 2026—Euro denominated	582	589
2.250% Senior Notes due 2029—Euro denominated	952	964
Receivables financing facility due 2024—U.S. Dollar Term SOFR at average floating rates of 6.33%:
Revolving Loan Commitment	110	110
Term Loan	440	440
Principal amount of debt	13,689	12,797
Less: unamortized discount and debt issuance costs	(58)	(50)
Less: current portion	(1,309)	(152)
Long-term debt	$12,322	$12,595
Contractual maturities of long-term debt as of September 30, 2023 are as follows:

(in millions)
Remainder of 2023	$38
2024	1,859
2025	2,679
2026	3,329
2027	2,069
Thereafter	3,715
$13,689

Senior Secured Credit Facilities
As of September 30, 2023, the Company’s Fifth Amended and Restated Credit Agreement provided financing through several senior secured credit facilities of up to $7,998 million, which consisted of $6,248 million principal amounts of debt outstanding (as detailed in the table above), and $1,745 million of available borrowing capacity on the $2,000 million revolving credit facility and standby letters of credit. The revolving credit facility is comprised of a $1,175 million senior secured revolving facility available in U.S. dollars, a $600 million senior secured revolving facility available in U.S. dollars, Euros, Swiss Francs and other foreign currencies, and a $225 million senior secured revolving facility available in U.S. dollars and Yen.
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

Restrictive Covenants
The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. As of September 30, 2023, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.
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
On January 10, 2017, Quintiles IMS Health Incorporated and IMS Software Services Ltd. (collectively “IQVIA Parties”), filed a lawsuit in the U.S. District Court for the District of New Jersey against Veeva Systems, Inc. (“Veeva”) alleging Veeva unlawfully used IQVIA Parties intellectual property to improve Veeva data offerings, to promote and market Veeva data offerings and to improve Veeva technology offerings. IQVIA Parties seek injunctive relief, appointment of a monitor, the award of compensatory and punitive damages and reimbursement of all litigation expenses, including reasonable attorneys’ fees and costs. On March 13, 2017, Veeva filed counterclaims alleging anticompetitive business practices in violation of the Sherman Act and state laws. Veeva claims damages in excess of $200 million, and is seeking punitive damages and litigation costs, including attorneys’ fees. The Company believes the counterclaims are without merit, rejects all counterclaims raised by Veeva and intends to vigorously defend IQVIA Parties’ position and pursue its claims against Veeva. Since the initial filings, the parties have filed additional litigations against each other, primarily concerning the use of IQVIA data with various other Veeva products. The parties are engaged in the discovery process in connection with these lawsuits.
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
9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of September 30, 2023 or December 31, 2022.
Equity Repurchase Program
On July 31, 2023, the Company's Board of Directors (the "Board") increased the stock repurchase authorization under the Company's equity repurchase program (the "Repurchase Program") with respect to the repurchase of the Company's common stock by an additional $2,000 million, which increased the total amount that has been authorized under the Repurchase Program to $11,725 million. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time.
During the nine months ended September 30, 2023, the Company repurchased 3.9 million shares of its common stock for $763 million under the Repurchase Program. As of September 30, 2023, the Company had remaining authorization to repurchase up to $2,592 million of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

10. Business Combinations
The Company completed several individually immaterial acquisitions during the nine months ended September 30, 2023. The Company’s assessment of fair value, including the valuation of certain identified intangibles, and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The Company recorded goodwill from these acquisitions, primarily attributable to assembled workforce, expected synergies and new customer relationships. The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented as pro forma results of operations would not be materially different to the actual results of operations of the Company.
The following table provides certain preliminary financial information for these acquisitions:

(in millions)	September 30, 2023
Assets acquired:
Cash and cash equivalents	$27
Accounts receivable	42
Other assets	9
Goodwill	512
Other identifiable intangibles	416
Liabilities assumed:
Other liabilities	(38)
Deferred income taxes, long-term	(17)
Net assets acquired (1)	$951
(1) Net assets acquired includes contingent consideration and deferred purchase price of $66 million.
The portion of goodwill deductible for income tax purposes was preliminarily assessed as $373 million.
The following table provides a summary of the preliminary estimated fair value of certain intangible assets acquired:

(in millions)	Amortization Period				September 30, 2023
Other identifiable intangibles:
Customer relationships	10	-	15	years	$330
Backlog			2	years	51
Software and related assets	5	-	8	years	29
Databases	3	-	5	years	3
Trade names			5	years	3
Total Other identifiable intangibles					$416
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

The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs
Balance as of December 31, 2022	$26
Expense, net of reversals	67
Payments	(50)
Foreign currency translation and other	(1)
Balance as of September 30, 2023	$42
The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals as of September 30, 2023 will be paid in 2023 and 2024.
12. Income Taxes
The Company's effective income tax rate was 14.6% and 19.4% in the third quarter of 2023 and 2022, and 18.7% and 19.5% in the first nine months of 2023 and 2022, respectively. The effective income tax rate in the third quarter and first nine months of 2023 was favorably impacted by a reversal of uncertain tax positions relating to tax credit carryforwards in the amount of $21 million. Additionally, the effective income tax rate in the third quarter and in the first nine months of 2023 and 2022 was favorably impacted as a result of excess tax benefits recognized upon settlement of share-based compensation awards. For the third quarter of 2023 and 2022 this impact was $2 million and $1 million, respectively, and for the first nine months of 2023 and 2022 this impact was $12 million and $15 million, respectively.
Historically, the Company recorded deferred tax assets related to certain foreign tax credits. A full valuation allowance in relation to these foreign tax credits was established as it was not expected the credits would be utilized prior to expiration. As a result of an anticipated internal legal entity restructuring, the Company now believes it is reasonably possible that these foreign tax credits will be utilized and expects to reverse the valuation allowance in the near term which could create a material discrete tax benefit in the period recorded.
13. Accumulated Other Comprehensive (Loss) Income
Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance as of December 31, 2022	$(825)	$44	$(8)	$62	$(727)
Other comprehensive (loss) income before reclassifications	(158)	45	1	(23)	(135)
Reclassification adjustments	—	(55)	—	14	(41)
Balance as of September 30, 2023	$(983)	$34	$(7)	$53	$(903)
Below is a summary of the adjustments for amounts reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

(in millions)	Affected Financial Statement Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Derivative instruments:
Interest rate swaps	Interest expense	$17	$(9)	$35	$(16)
Foreign exchange forward contracts	Revenues	(5)	8	20	(2)
Total before income taxes		12	(1)	55	(18)
Income taxes		3	—	14	(4)
Total net of income taxes		$9	$(1)	$41	$(14)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenues
Technology & Analytics Solutions	$1,431	$1,400	$4,331	$4,247
Research & Development Solutions	2,122	1,979	6,244	5,863
Contract Sales & Medical Solutions	183	183	541	561
Total revenues	3,736	3,562	11,116	10,671
Cost of revenues, exclusive of depreciation and amortization
Technology & Analytics Solutions	859	828	2,593	2,490
Research & Development Solutions	1,410	1,335	4,213	4,005
Contract Sales & Medical Solutions	157	158	461	480
Total cost of revenues, exclusive of depreciation and amortization	2,426	2,321	7,267	6,975
Selling, general and administrative expenses
Technology & Analytics Solutions	217	213	652	628
Research & Development Solutions	217	199	640	614
Contract Sales & Medical Solutions	14	17	43	48
General corporate and unallocated	54	88	162	198
Total selling, general and administrative expenses	502	517	1,497	1,488
Segment profit
Technology & Analytics Solutions	355	359	1,086	1,129
Research & Development Solutions	495	445	1,391	1,244
Contract Sales & Medical Solutions	12	8	37	33
Total segment profit	862	812	2,514	2,406
General corporate and unallocated	(54)	(88)	(162)	(198)
Depreciation and amortization	(297)	(248)	(809)	(773)
Restructuring costs	(30)	(4)	(67)	(15)
Total income from operations	$481	$472	$1,476	$1,420

15. Earnings Per Share
The following table reconciles the basic to diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Numerator:
Net income	$303	$283	$889	$864
Denominator:
Basic weighted average common shares outstanding	182.9	186.5	184.4	188.3
Effect of dilutive stock options and share awards	2.6	2.9	2.5	3.0
Diluted weighted average common shares outstanding	185.5	189.4	186.9	191.3
Earnings per share attributable to common stockholders:
Basic	$1.66	$1.52	$4.82	$4.59
Diluted	$1.63	$1.49	$4.76	$4.52
Stock-based awards will have a dilutive effect under the treasury method when the respective period's average market value of the Company's common stock exceeds the exercise proceeds. Performance awards are included in diluted earnings per share based on if the performance targets have been met at the end of the reporting period.
For the three and nine months ended September 30, 2023 and 2022, the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions that have not been met at the end of the reporting period or the effect of including such stock-based awards in the computation would be anti-dilutive was 0.9 million and 0.4 million, and 1.0 million and 0.5 million, respectively.

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
Foreign Currency Translation
In the first nine months of 2023, approximately 30% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenues and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period to period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results. As such, the differences noted below between reported results of operations and constant currency information is wholly attributable to the effects of foreign currency rate fluctuations.
Consolidated Results of Operations
For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.

Revenues

	Three Months Ended September 30,		Change
(in millions)	2023	2022	$	%
Revenues	$3,736	$3,562	$174	4.9%
For the third quarter of 2023, our revenues increased $174 million, or 4.9%, as compared to the same period in 2022. This increase was comprised of constant currency revenue growth of approximately $147 million, or 4.1%, reflecting a $12 million increase in Technology & Analytics Solutions, a $126 million increase in Research & Development Solutions, and a $9 million increase in Contract Sales & Medical Solutions.

	Nine Months Ended September 30,		Change
(in millions)	2023	2022	$	%
Revenues	$11,116	$10,671	$445	4.2%
For the first nine months of 2023, our revenues increased $445 million, or 4.2%, as compared to the same period in 2022. This increase was comprised of constant currency revenue growth of approximately $509 million, or 4.8%, reflecting a $102 million increase in Technology & Analytics Solutions, a $400 million increase in Research & Development Solutions, and a $7 million increase in Contract Sales & Medical Solutions.
Cost of Revenues, exclusive of Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Cost of revenues, exclusive of depreciation and amortization	$2,426	$2,321	$7,267	$6,975
% of revenues	64.9%	65.2%	65.4%	65.4%
The $105 million increase in cost of revenues, exclusive of depreciation and amortization, for the three months ended September 30, 2023 as compared to the same period in 2022 included a constant currency increase of approximately $113 million, or 4.9%, reflecting a $19 million increase in Technology & Analytics Solutions, a $93 million increase in Research & Development Solutions, and a $1 million increase in Contract Sales & Medical Solutions.
The $292 million increase in cost of revenues, exclusive of depreciation and amortization, for the nine months ended September 30, 2023 as compared to the same period in 2022 included a constant currency increase of approximately $463 million, or 6.6%, reflecting a $126 million increase in Technology & Analytics Solutions and a $340 million increase in Research & Development Solutions, offset by a $3 million decrease in Contract Sales & Medical Solutions.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Selling, general and administrative expenses	$502	$517	$1,497	$1,488
% of revenues	13.4%	14.5%	13.5%	13.9%
The $15 million decrease in selling, general and administrative expenses for the three months ended September 30, 2023 as compared to the same period in 2022 included a constant currency decrease of approximately $17 million, or 3.3%, reflecting a $1 million increase in Technology & Analytics Solutions and a $19 million increase in Research & Development Solutions, offset by a $2 million decrease in Contract Sales & Medical Solutions and a $35 million decrease in general corporate and unallocated expenses.
The $9 million increase in selling, general and administrative expenses for the nine months ended September 30, 2023 as compared to the same period in 2022 included a constant currency increase of approximately $38 million, or 2.6%, reflecting a $38 million increase in Technology & Analytics Solutions and a $36 million increase in Research & Development Solutions, offset by a $4 million decrease in Contract Sales & Medical Solutions and a $32 million decrease in general corporate and unallocated expenses.

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Depreciation and amortization	$297	$248	$809	$773
% of revenues	7.9%	7.0%	7.3%	7.2%
The $49 million increase in depreciation and amortization for the three months ended September 30, 2023 compared to the same period in 2022 was primarily the result of an increase in amortization of capitalized software and of intangible assets from acquisitions occurring in 2022 and 2023.
The $36 million increase in depreciation and amortization for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily the result of an increase in amortization of capitalized software and of intangible assets from acquisitions occurring in 2022 and 2023, offset by less amortization from certain intangible assets from the merger between Quintiles and IMS Health and less accelerated amortization related to the abandonment of certain software assets.
Restructuring Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Restructuring costs	$30	$4	$67	$15
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
Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Interest income	$(14)	$(4)	$(24)	$(7)
Interest expense	$181	$108	$491	$288
Interest income includes interest received primarily from bank balances and investments. The increase for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 is primarily a result of higher deposit rates.
Interest expense during the three and nine months ended September 30, 2023 increased compared to the same periods in 2022 primarily due to higher base rate interest costs across the floating rate debt portfolio as well as from an increase in our net debt.
Other (Income) Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Other (income) expense, net	$(35)	$8	$(77)	$51
Other (income) expense, net for the three months ended September 30, 2023 increased compared to the same period in 2022 primarily due to revaluations of contingent consideration and less foreign currency loss on transactions.
Other (income) expense, net for the nine months ended September 30, 2023 increased compared to the same period in 2022 primarily due to foreign currency gain on transactions, revaluations of contingent consideration and gains on investments.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Income tax expense	$51	$70	$203	$212
Our effective income tax rate was 14.6% and 19.4% in the third quarter of 2023 and 2022, and 18.7% and 19.5% in the first nine months of 2023 and 2022, respectively. Our effective income tax rate in the third quarter and first nine months of 2023 was favorably impacted by a reversal of uncertain tax positions relating to tax credit carryforwards in the amount of $21 million. Additionally, our effective income tax rate in the third quarter and in the first nine months of 2023 and 2022 was favorably impacted as a result of excess tax benefits recognized upon settlement of share-based compensation awards. For the third quarter of 2023 and 2022 this impact was $2 million and $1 million, respectively, and for the first nine months of 2023 and 2022 this impact was $12 million and $15 million, respectively.
Historically, we recorded deferred tax assets related to certain foreign tax credits. A full valuation allowance in relation to these foreign tax credits was established as it was not expected the credits would be utilized prior to expiration. As a result of an anticipated internal legal entity restructuring, we now believe it is reasonably possible that these foreign tax credits will be utilized and expect to reverse the valuation allowance in the near term which could create a material discrete tax benefit in the period recorded.
Segment Results of Operations
Revenues and profit by segment are as follows:

Three Months Ended September 30, 2023 and 2022
	Segment Revenues		Segment Profit
(in millions)	2023	2022	2023	2022
Technology & Analytics Solutions	$1,431	$1,400	$355	$359
Research & Development Solutions	2,122	1,979	495	445
Contract Sales & Medical Solutions	183	183	12	8
Total	3,736	3,562	862	812
General corporate and unallocated			(54)	(88)
Depreciation and amortization			(297)	(248)
Restructuring costs			(30)	(4)
Consolidated	$3,736	$3,562	$481	$472

Nine Months Ended September 30, 2023 and 2022
	Segment Revenues		Segment Profit
(in millions)	2023	2022	2023	2022
Technology & Analytics Solutions	$4,331	$4,247	$1,086	$1,129
Research & Development Solutions	6,244	5,863	1,391	1,244
Contract Sales & Medical Solutions	541	561	37	33
Total	11,116	10,671	2,514	2,406
General corporate and unallocated			(162)	(198)
Depreciation and amortization			(809)	(773)
Restructuring costs			(67)	(15)
Consolidated	$11,116	$10,671	$1,476	$1,420
Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses related to integration activities and acquisitions. We also do not allocate depreciation and amortization or impairment charges, if any, to our segments.

Technology & Analytics Solutions

	Three Months Ended September 30,		Change
(in millions)	2023	2022	$	%
Revenues	$1,431	$1,400	$31	2.2%
Cost of revenues, exclusive of depreciation and amortization	859	828	31	3.7
Selling, general and administrative expenses	217	213	4	1.9
Segment profit	$355	$359	$(4)	(1.1)%

	Nine Months Ended September 30,		Change
(in millions)	2023	2022	$	%
Revenues	$4,331	$4,247	$84	2.0%
Cost of revenues, exclusive of depreciation and amortization	2,593	2,490	103	4.1
Selling, general and administrative expenses	652	628	24	3.8
Segment profit	$1,086	$1,129	$(43)	(3.8)%

Revenues
Technology & Analytics Solutions’ revenues were $1,431 million for the third quarter of 2023, an increase of $31 million, or 2.2%, over the same period in 2022. This increase was comprised of constant currency revenue growth of approximately $12 million, or 0.9%, reflecting revenue growth primarily in the Americas region and to a lesser extent in the Asia-Pacific region.
Technology & Analytics Solutions’ revenues were $4,331 million for the first nine months of 2023, an increase of $84 million, or 2.0%, over the same period in 2022. This increase was comprised of constant currency revenue growth of approximately $102 million, or 2.4%, reflecting revenue growth primarily in the Americas region and to a lesser extent in the Asia-Pacific region.
The constant currency revenue growth for the three and nine months ended September 30, 2023 was driven by an increase in real world services and information and technology services. The constant currency revenue growth was impacted by a decrease in COVID-19 related work.
Cost of Revenues, exclusive of Depreciation and Amortization
Technology & Analytics Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $31 million, or 3.7%, in the third quarter of 2023 over the same period in 2022. This increase included a constant currency increase of approximately $19 million, or 2.3%.
Technology & Analytics Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $103 million, or 4.1%, in the first nine months of 2023 over the same period in 2022. This increase included a constant currency increase of approximately $126 million, or 5.1%.
The constant currency increase for the three and nine months ended September 30, 2023 was related to an increase in compensation and related expenses and an increase in costs of acquiring and processing data to support revenue growth.
Selling, General and Administrative Expenses
Technology & Analytics Solutions’ selling, general and administrative expenses increased $4 million, or 1.9%, in the third quarter of 2023 as compared to the same period in 2022, which included a constant currency increase of approximately $1 million, or 0.5%.
Technology & Analytics Solutions’ selling, general and administrative expenses increased $24 million, or 3.8%, in the first nine months of 2023 as compared to the same period in 2022, which included a constant currency increase of approximately $38 million, or 6.1%.

The constant currency increase for the three and nine months ended September 30, 2023 was primarily related to an increase in compensation and related expenses.
Research & Development Solutions

	Three Months Ended September 30,		Change
(in millions)	2023	2022	$	%
Revenues	$2,122	$1,979	$143	7.2%
Cost of revenues, exclusive of depreciation and amortization	1,410	1,335	75	5.6
Selling, general and administrative expenses	217	199	18	9.0
Segment profit	$495	$445	$50	11.2%

	Nine Months Ended September 30,		Change
(in millions)	2023	2022	$	%
Revenues	$6,244	$5,863	$381	6.5%
Cost of revenues, exclusive of depreciation and amortization	4,213	4,005	208	5.2
Selling, general and administrative expenses	640	614	26	4.2
Segment profit	$1,391	$1,244	$147	11.8%
Backlog
Research & Development Solutions’ contracted backlog increased from $27.2 billion as of December 31, 2022 to $28.8 billion as of September 30, 2023, and we expect approximately $7.4 billion of this backlog to convert to revenue in the next twelve months.
Revenues
Research & Development Solutions’ revenues were $2,122 million for the third quarter of 2023, an increase of $143 million, or 7.2%, over the same period in 2022. This increase was comprised of constant currency revenue growth of approximately $126 million, or 6.4%, reflecting revenue growth primarily in the Americas and Asia-Pacific regions.
Research & Development Solutions’ revenues were $6,244 million in the first nine months of 2023, an increase of $381 million, or 6.5%, over the same period in 2022. This increase was comprised of constant currency revenue growth of approximately $400 million, or 6.8%, reflecting revenue growth primarily in the Americas and Asia-Pacific regions.
The constant currency revenue growth for the three and nine months ended September 30, 2023 was primarily the result of volume-related increases in clinical services and to a lesser extent from volume-related increases in lab testing. The constant currency revenue growth was impacted by a decrease in COVID-19 related work.
Cost of Revenues, exclusive of Depreciation and Amortization
Research & Development Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $75 million, or 5.6%, in the third quarter of 2023 over the same period in 2022. This increase included a constant currency increase of approximately $93 million, or 7.0%.
Research & Development Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $208 million, or 5.2%, in the first nine months of 2023 over the same period in 2022. This increase included a constant currency increase of approximately $340 million, or 8.5%.
The constant currency increase for the three and nine months ended September 30, 2023 was primarily related to an increase in compensation and related expenses as a result of volume-related increases in clinical services and lab testing.

Selling, General and Administrative Expenses
Research & Development Solutions’ selling, general and administrative expenses increased $18 million, or 9.0%, in the third quarter of 2023 as compared to the same period in 2022, which included a constant currency increase of approximately $19 million, or 9.5%.
Research & Development Solutions’ selling, general and administrative expenses increased $26 million, or 4.2%, in the first nine months of 2023 as compared to the same period in 2022, which included a constant currency increase of approximately $36 million, or 5.9%.
The constant currency increase for the three and nine months ended September 30, 2023 was primarily related to an increase in compensation and related expenses.
Contract Sales & Medical Solutions

	Three Months Ended September 30,		Change
(in millions)	2023	2022	$	%
Revenues	$183	$183	$—	0.0%
Cost of revenues, exclusive of depreciation and amortization	157	158	(1)	(0.6)
Selling, general and administrative expenses	14	17	(3)	(17.6)
Segment profit	$12	$8	$4	50.0%

	Nine Months Ended September 30,		Change
(in millions)	2023	2022	$	%
Revenues	$541	$561	$(20)	(3.6)%
Cost of revenues, exclusive of depreciation and amortization	461	480	(19)	(4.0)
Selling, general and administrative expenses	43	48	(5)	(10.4)
Segment profit	$37	$33	$4	12.1%
Revenues
Contract Sales & Medical Solutions’ revenues were $183 million for the third quarter of 2023, which is consistent with the same period in 2022 and included a constant currency revenue growth of approximately $9 million, or 4.9%.
Contract Sales & Medical Solutions’ revenues were $541 million in the first nine months of 2023, a decrease of $20 million, or 3.6%, over the same period in 2022. This decrease included a constant currency revenue growth of approximately $7 million, or 1.2%.
Cost of Revenues, exclusive of Depreciation and Amortization
Contract Sales & Medical Solutions’ cost of revenues, exclusive of depreciation and amortization, decreased $1 million, or 0.6%, in the third quarter of 2023 as compared to the same period in 2022, which included a constant currency increase of approximately $1 million, or 0.6%.
Contract Sales & Medical Solutions’ cost of revenues, exclusive of depreciation and amortization, decreased $19 million, or 4.0%, in the first nine months of 2023 as compared to the same period in 2022. This decrease included a constant currency decrease of approximately $3 million, or 0.6%.
Selling, General and Administrative Expenses
Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $3 million, or 17.6%, in the third quarter of 2023 as compared to the same period in 2022, which included a constant currency decrease of approximately $2 million, or 11.8%.

Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $5 million, or 10.4%, in the first nine months of 2023 as compared to the same period in 2022, which included a constant currency decrease of approximately $4 million, or 8.3%.
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
We had a cash balance of $1,224 million as of September 30, 2023 ($406 million of which was in the United States), an increase from $1,216 million as of December 31, 2022.
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
Equity Repurchase Program
On July 31, 2023, our Board of Directors increased the stock repurchase authorization under our equity repurchase program (the "Repurchase Program") with respect to the repurchase of our common stock by an additional $2,000 million, which increased the total amount that has been authorized under the Repurchase Program to $11,725 million. The Repurchase Program does not obligate us to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time.
During the nine months ended September 30, 2023, we repurchased 3.9 million shares of our common stock for $763 million under the Repurchase Program. As of September 30, 2023, we had remaining authorization to repurchase up to $2,592 million of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
Debt
As of September 30, 2023, we had $13,689 million of total indebtedness, excluding $1,745 million of additional available borrowings under our revolving credit facility. Our long-term debt arrangements contain customary restrictive covenants and, as of September 30, 2023, we believe we were in compliance with our restrictive covenants in all material respects.

Senior Secured Credit Facilities
As of September 30, 2023, our Fifth Amended and Restated Credit Agreement provided financing through the senior secured credit facilities of up to $7,998 million, which consisted of $6,248 million principal amounts of debt outstanding, and $1,745 million of available borrowing capacity on the revolving credit facility and standby letters of credit.
On April 17, 2023, we increased the capacity of our senior secured revolving credit facility by $500 million U.S. dollars, bringing the total capacity of the revolving credit facility to $2,000 million.
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
Receivables Financing Facility
As of September 30, 2023, no additional amounts of revolving loan commitments were available under the receivables financing facility.
Nine months ended September 30, 2023 and 2022
Cash Flow from Operating Activities

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash provided by operating activities	$1,402	$1,700
Cash provided by operating activities decreased $298 million during the first nine months of 2023 as compared to the same period in 2022. The decrease was due to a decrease in cash from other operating assets and liabilities ($121 million), unearned income ($95 million), accounts receivable and unbilled services ($58 million) and from cash-related net income ($24 million).
Cash Flow from Investing Activities

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash used in investing activities	$(1,391)	$(1,529)
Cash used in investing activities decreased $138 million during the first nine months of 2023 as compared to the same period in 2022, primarily driven by less cash used for acquisitions of businesses ($143 million) and acquisitions of property, equipment and software ($33 million), offset by more cash used in investments in debt and equity securities ($36 million) and investments in unconsolidated affiliates, net ($2 million).
Cash Flow from Financing Activities

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash provided by (used in) financing activities	$38	$(136)
Cash provided by financing activities increased $174 million during the first nine months of 2023 as compared to the same period in 2022, primarily due to a decrease in cash used to repurchase common stock ($340 million) and cash payments related to employee stock option plans ($12 million), offset by an increase in cash payments on revolving credit facilities, net of proceeds ($75 million), contingent consideration and deferred purchase price accruals ($57 million), debt and principal payments on finance leases ($32 million) and debt issuance costs ($14 million).

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
From inception of the Repurchase Program through September 30, 2023, we have repurchased a total of $9,133 million of our securities under the Repurchase Program.
During the nine months ended September 30, 2023, we repurchased 3.9 million shares of our common stock for $763 million under the Repurchase Program. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of September 30, 2023, we had remaining authorization to repurchase up to $2,592 million of our common stock under the Repurchase Program.

Since the merger between Quintiles and IMS Health, we have repurchased 77.0 million shares of our common stock at an average market price per share of $113.80 for an aggregate purchase price of $8,759 million both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.
The following table summarizes the monthly equity repurchase program activity for the three months ended September 30, 2023 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2023 — July 31, 2023	—	$—	—	$2,736
August 1, 2023 — August 31, 2023	0.4	$214.65	0.4	$2,647
September 1, 2023 — September 30, 2023	0.3	$205.63	0.3	$2,592
	0.7		0.7
Item 5. Other Information
In the third quarter of 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of IQVIA Holdings Inc. adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of IQVIA Holdings Inc., within the meaning of Item 408 of Regulation S-K.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on November 1, 2023.

IQVIA HOLDINGS INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)