Form 10-Q
period 2024-03-31
IQVIA HOLDINGS INC.
filed 2024-05-02
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	182.2 million shares outstanding as of April 18, 2024

IQVIA HOLDINGS INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2024	2023
Revenues	$3,737	$3,652
Cost of revenues, exclusive of depreciation and amortization	2,444	2,398
Selling, general and administrative expenses	508	513
Depreciation and amortization	264	253
Restructuring costs	15	17
Income from operations	506	471
Interest income	(11)	(6)
Interest expense	166	141
Other expense (income), net	11	(26)
Income before income taxes and equity in losses of unconsolidated affiliates	340	362
Income tax expense	49	71
Income before equity in losses of unconsolidated affiliates	291	291
Equity in losses of unconsolidated affiliates	(3)	(2)
Net income	$288	$289
Earnings per share attributable to common stockholders:
Basic	$1.58	$1.56
Diluted	$1.56	$1.53
Weighted average common shares outstanding:
Basic	181.9	185.8
Diluted	184.3	188.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Net income	$288	$289
Comprehensive income adjustments:
Unrealized gains on derivative instruments, net of income tax expense of $12, $3	34	10
Defined benefit plan adjustments, net of income tax expense of $—, $—	—	1
Foreign currency translation, net of income tax expense (benefit) of $37, $(29)	(69)	10
Reclassification adjustments:
Reclassifications on derivative instruments included in net income, net of income tax (expense) of $(3), $(8)	(9)	(25)
Comprehensive income	$244	$285
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,444	$1,376
Trade accounts receivable and unbilled services, net	3,426	3,381
Prepaid expenses	173	141
Income taxes receivable	35	32
Investments in debt, equity and other securities	131	120
Other current assets and receivables	442	546
Total current assets	5,651	5,596
Property and equipment, net	513	523
Operating lease right-of-use assets	278	296
Investments in debt, equity and other securities	109	105
Investments in unconsolidated affiliates	154	134
Goodwill	14,516	14,567
Other identifiable intangibles, net	4,725	4,839
Deferred income taxes	152	166
Deposits and other assets, net	476	455
Total assets	$26,574	$26,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,455	$3,564
Unearned income	1,914	1,799
Income taxes payable	155	116
Current portion of long-term debt	717	718
Other current liabilities	207	294
Total current liabilities	6,448	6,491
Long-term debt, less current portion	12,819	12,955
Deferred income taxes	164	202
Operating lease liabilities	204	223
Other liabilities	595	698
Total liabilities	20,230	20,569
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of March 31, 2024 and December 31, 2023, $0.01 par value, 257.9 shares issued and 182.2 shares outstanding as of March 31, 2024; 257.2 shares issued and 181.5 shares outstanding as of December 31, 2023	11,016	11,028
Retained earnings	4,980	4,692
Treasury stock, at cost, 75.7 and 75.7 shares as of March 31, 2024 and December 31, 2023, respectively	(8,741)	(8,741)
Accumulated other comprehensive loss	(911)	(867)
Total stockholders’ equity	6,344	6,112
Total liabilities and stockholders’ equity	$26,574	$26,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Operating activities:
Net income	$288	$289
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	264	253
Amortization of debt issuance costs and discount	5	4
Stock-based compensation	56	75
Losses from unconsolidated affiliates	3	2
Gain on investments, net	(12)	(4)
Benefit from deferred income taxes	(66)	(27)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	65	(107)
Change in other operating assets and liabilities	(81)	(68)
Net cash provided by operating activities	522	417
Investing activities:
Acquisition of property, equipment and software	(145)	(164)
Acquisition of businesses, net of cash acquired	(142)	(18)
Purchases of marketable securities, net	(1)	(4)
Investments in unconsolidated affiliates, net of payments received	(24)	(7)
Investments in debt and equity securities	(2)	(36)
Other	—	7
Net cash used in investing activities	(314)	(222)
Financing activities:
Repayment of debt and principal payments on finance leases	(43)	(39)
Proceeds from revolving credit facility	275	475
Repayment of revolving credit facility	(275)	(100)
Payments related to employee stock incentive plans	(60)	(58)
Repurchase of common stock	—	(129)
Contingent consideration and deferred purchase price payments	(3)	(62)
Net cash (used in) provided by financing activities	(106)	87
Effect of foreign currency exchange rate changes on cash	(34)	(4)
Increase in cash and cash equivalents	68	278
Cash and cash equivalents at beginning of period	1,376	1,216
Cash and cash equivalents at end of period	$1,444	$1,494
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2023	257.2	(75.7)	$3	$11,025	$4,692	$(8,741)	$(867)	$6,112
Issuance of common stock	0.7	—	—	(61)	—	—	—	(61)
Stock-based compensation	—	—	—	49	—	—	—	49
Net income	—	—	—	—	288	—	—	288
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	34	34
Foreign currency translation, net of tax	—	—	—	—	—	—	(69)	(69)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(9)	(9)
Balance, March 31, 2024	257.9	(75.7)	$3	$11,013	$4,980	$(8,741)	$(911)	$6,344

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2022	256.4	(70.7)	$3	$10,895	$3,334	$(7,740)	$(727)	$5,765
Issuance of common stock	0.5	—	—	(58)	—	—	—	(58)
Repurchase of common stock	—	(0.7)	—	—	—	(129)	—	(129)
Stock-based compensation	—	—	—	69	—	—	—	69
Net income	—	—	—	—	289	—	—	289
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	10	10
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	1	1
Foreign currency translation, net of tax	—	—	—	—	—	—	10	10
Reclassification adjustments, net of tax	—	—	—	—	—	—	(25)	(25)
Balance, March 31, 2023	256.9	(71.4)	$3	$10,906	$3,623	$(7,869)	$(731)	$5,932
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements of the Company, but does not include all the disclosures required by GAAP.
Recently Issued Accounting Standards
Accounting pronouncements issued but not adopted as of March 31, 2024
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. The new guidance requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included in the reported measure of segment profit or loss. It does not change the definition of a segment or the guidance for determining reportable segments. The new guidance is effective for the Company in the annual period beginning January 1, 2024 and in 2025 for interim periods. Adoption of this ASU will result in additional disclosure, but it will not impact the Company’s consolidated financial position, results of operations or cash flows.
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

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations
The following tables represent revenues by geographic region and reportable segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$743	$986	$73	$1,802
Europe and Africa	562	535	60	1,157
Asia-Pacific	148	574	56	778
Total revenues	$1,453	$2,095	$189	$3,737

	Three Months Ended March 31, 2023
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$735	$986	$80	$1,801
Europe and Africa	556	491	47	1,094
Asia-Pacific	153	549	55	757
Total revenues	$1,444	$2,026	$182	$3,652

No individual customer represented 10% or more of consolidated revenues for the three months ended March 31, 2024 or 2023.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2024, approximately $33.0 billion of revenues are expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenues on approximately 30% of these remaining performance obligations over the next twelve months, on approximately 85% over the next five years, with the balance recognized thereafter. Most of the Company's remaining performance obligations where revenues are expected to be recognized beyond the next twelve months are for service contracts for clinical research in the Company's Research & Development Solutions segment. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.
3. Trade Accounts Receivable, Unbilled Services and Unearned Income
Trade accounts receivables and unbilled services consist of the following:

(in millions)	March 31, 2024	December 31, 2023
Trade accounts receivable	$1,437	$1,473
Unbilled services	2,019	1,942
Trade accounts receivable and unbilled services	3,456	3,415
Allowance for doubtful accounts	(30)	(34)
Trade accounts receivable and unbilled services, net	$3,426	$3,381

Unbilled services and unearned income were as follows:

(in millions)	March 31, 2024	December 31, 2023	Change
Unbilled services	$2,019	$1,942	$77
Unearned income	(1,914)	(1,799)	(115)
Net balance	$105	$143	$(38)
Unbilled services, which is comprised of approximately 67% and 66% of unbilled receivables and 33% and 34% of contract assets as of March 31, 2024 and December 31, 2023, respectively, increased by $77 million as compared to December 31, 2023. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $115 million over the same period resulting in a decrease of $38 million in the net balance of unbilled services and unearned income between March 31, 2024 and December 31, 2023. The change in the net balance is driven by the difference in timing of revenue recognition in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, primarily related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.
The majority of the unearned income balance as of the beginning of the year is expected to be recognized in revenues during the year ended December 31, 2024.
Bad debt expense recognized on the Company’s trade accounts receivable was immaterial for the three months ended March 31, 2024 and 2023.
Accounts Receivable Factoring Arrangements
The Company has accounts receivable factoring agreements to sell certain eligible unsecured trade accounts receivable, either based on automatic arrangements or at its option, without recourse, to unrelated third-party financial institutions for cash. During the three months ended March 31, 2024, through its accounts receivable factoring arrangements that the Company utilizes most frequently, the Company factored approximately $211 million of customer invoices on a non-recourse basis and received approximately $206 million in cash proceeds from the sales. The fees associated with these transactions were immaterial. The Company has other accounts receivable arrangements for which the activity associated with them is immaterial.
4. Goodwill
The following is a summary of goodwill by reportable segment for the three months ended March 31, 2024:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2023	$11,976	$2,439	$152	$14,567
Business combinations	103	—	—	103
Impact of foreign currency fluctuations and other	(144)	(6)	(4)	(154)
Balance as of March 31, 2024	$11,935	$2,433	$148	$14,516

5. Derivatives
The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

(in millions)	Balance Sheet Classification	March 31, 2024			December 31, 2023
		Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets, other assets and other current liabilities	$15	$17	$3,296	$13	$51	$3,300
Cross-currency swaps	Other current liabilities	—	52	2,746	—	108	2,750
Foreign exchange forward contracts	Other current assets and other current liabilities	1	1	119	2	—	121
Total derivatives		$16	$70		$15	$159
The pre-tax effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Three Months Ended March 31,
(in millions)	2024	2023
Interest rate swaps	$36	$(23)
Foreign exchange forward contracts	(2)	3
Total	$34	$(20)
The Company expects approximately $38 million of pre-tax unrealized gains related to its foreign exchange contracts and interest rate derivatives included in accumulated other comprehensive (loss) income (“AOCI”) as of March 31, 2024 to be reclassified into earnings within the next twelve months. The total amount, net of income taxes, of the cash flow hedge effect on the accompanying condensed consolidated financial statements of income was $9 million and $25 million for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, the Company's cross-currency swaps were designated as a hedge of its net investment in certain foreign subsidiaries. For the three months ended March 31, 2024, the Company recorded a gain of $56 million within AOCI as a result of these cross-currency swaps. The Company recognized approximately $9 million related to the excluded component as a reduction of interest expense for the three months ended March 31, 2024.
As of March 31, 2024, the portion of the Company's foreign currency denominated debt balance (net of original issue discount) designated as a hedge of its net investment in certain foreign subsidiaries totaled €2,789 million ($3,011 million). The amount of foreign exchange gains (losses) related to the net investment hedge included in the cumulative translation adjustment component of AOCI for the three months ended March 31, 2024 and 2023 was $68 million and $(89) million, respectively.
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
The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values as of March 31, 2024 and December 31, 2023 due to their short-term nature. As of March 31, 2024 and December 31, 2023, the fair value of total debt was $13,397 million and $13,597 million, respectively, as determined under Level 2 measurements for these financial instruments.
Recurring Fair Value Measurements
The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of March 31, 2024:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$158	$—	$—	$158
Derivatives	—	16	—	16
Total	$158	$16	$—	$174
Liabilities:
Derivatives	$—	$70	$—	$70
Contingent consideration	—	—	119	119
Total	$—	$70	$119	$189
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

Derivatives — Derivatives consist of foreign exchange contracts, interest rate swaps, and cross-currency swaps. The fair value of foreign exchange contracts is based on observable market inputs of spot and forward rates or using other observable inputs. The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities or using market inputs with mid-market pricing as a practical expedient for bid-ask spread. The fair value of the cross-currency swaps is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account the effective interest rates, foreign exchange rates and the remaining time to maturities.
Contingent consideration — The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenues performance targets and operating forecasts) and the probability of achieving the specific targets. Based on the assessments of the probability of achieving specific targets, as of March 31, 2024, the Company has accrued approximately 42% of the maximum contingent consideration payments that could potentially become payable.
The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31, 2024:

(in millions)	Contingent Consideration
Balance as of December 31, 2023	$106
Business combinations	17
Contingent consideration paid	(3)
Revaluations included in earnings and foreign currency translation adjustments	(1)
Balance as of March 31, 2024	$119
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
Non-recurring Fair Value Measurements
As of March 31, 2024, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled $19,477 million and were identified as Level 3. These assets are comprised of debt investments and cost and equity method investments of $236 million, goodwill of $14,516 million and other identifiable intangibles, net of $4,725 million.
7. Credit Arrangements
The following is a summary of the Company’s revolving credit facilities as of March 31, 2024:

Facility	Interest Rates
$2,000 million (revolving credit facility)	U.S. Dollar Term SOFR plus a margin of 1.25% plus a 10 basis credit spread adjustment as of March 31, 2024
$110 million (receivables financing facility)	U.S. Dollar Term SOFR plus a margin of 0.90% plus a 11 basis credit spread adjustment as of March 31, 2024

The following table summarizes the Company’s debt at the dates indicated:

(dollars in millions)	March 31, 2024	December 31, 2023
Revolving Credit Facility due 2026:
U.S. Dollar denominated borrowings—U.S. Dollar Term SOFR at average floating rates of 6.68%	$100	$100
Senior Secured Credit Facilities:
Term A Loan due 2026—U.S. Dollar Term SOFR at average floating rates of 6.68%	1,252	1,270
Term A Loan due 2026—Euribor at average floating rates of 5.15%	295	306
Term A Loan due 2027—U.S. Dollar Term SOFR at average floating rates of 6.69%	1,141	1,156
Term B Loan due 2025—Euribor at average floating rates of 5.90%	564	576
Term B Loan due 2031—U.S. Dollar Term SOFR at average floating rates of 7.31%	1,496	1,500
5.700% Senior Secured Notes due 2028—U.S. Dollar denominated	750	750
6.250% Senior Secured Notes due 2029—U.S. Dollar denominated	1,250	1,250
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
6.500% Senior Notes due 2030—U.S. Dollar denominated	500	500
2.875% Senior Notes due 2025—Euro denominated	453	464
2.25% Senior Notes due 2028—Euro denominated	777	795
2.875% Senior Notes due 2028—Euro denominated	767	785
1.750% Senior Notes due 2026—Euro denominated	594	607
2.250% Senior Notes due 2029—Euro denominated	972	993
Receivables financing facility due 2024—U.S. Dollar Term SOFR at average floating rates of 6.34%:
Revolving Loan Commitment	110	110
Term Loan	440	440
Principal amount of debt	13,611	13,752
Less: unamortized discount and debt issuance costs	(75)	(79)
Less: current portion	(717)	(718)
Long-term debt	$12,819	$12,955
Contractual maturities of long-term debt as of March 31, 2024 are as follows:

(in millions)
Remainder of 2024	$675
2025	1,184
2026	3,211
2027	2,084
2028	2,310
Thereafter	4,147
$13,611

Senior Secured Credit Facilities
As of March 31, 2024, the Company’s Fifth Amended and Restated Credit Agreement provided financing through several senior secured credit facilities of up to $6,743 million, which consisted of $4,848 million principal amounts of debt outstanding (as detailed in the table above), and $1,895 million of available borrowing capacity on the $2,000 million revolving credit facility and standby letters of credit. The revolving credit facility is comprised of a $1,175 million senior secured revolving facility available in U.S. dollars, a $600 million senior secured revolving facility available in U.S. dollars, Euros, Swiss Francs and other foreign currencies, and a $225 million senior secured revolving facility available in U.S. dollars and Yen.
Restrictive Covenants
The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. As of March 31, 2024, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.
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

On February 13, 2014, a group of approximately 1,200 medical doctors and 900 private individuals filed a civil lawsuit with the Seoul Central District Court against IMS Korea and two other defendants, the Korean Pharmaceutical Association (“KPA”) and the Korean Pharmaceutical Information Center (“KPIC”). The civil lawsuit alleges KPA and KPIC collected their personal information in violation of applicable privacy laws without the necessary consent through a software system installed on pharmacy computer systems in Korea, and that personal information was transferred to IMS Korea and sold to pharmaceutical companies. On September 11, 2017, the District Court issued a final decision that the encryption in use by the defendants since June 2014 was adequate to meet the requirements of the Korean Personal Information Protection Act (“PIPA”) and the sharing of non-identified information for market research purposes was allowed under PIPA. The District Court also found an earlier version of encryption was insufficient to meet PIPA requirements, but no personal data had been leaked or re-identified. The District Court did not award any damages to plaintiffs. Approximately 280 medical doctors and 200 private individuals appealed the District Court decision. On May 3, 2019, the Appellate Court issued a final decision in which it concluded all of the non-identified information transferred by KPIC to IMS Korea for market research purposes violated PIPA, but did not award any damages to plaintiffs (affirming the District Court’s decision on this latter point). On May 24, 2019, approximately 247 plaintiffs appealed the Appellate Court’s decision to the Supreme Court. The Company believes the appeal is without merit and is vigorously defending its position.
On July 23, 2015, indictments were issued by the Seoul Central District Prosecutors’ Office in South Korea against 24 individuals and companies alleging improper handling of sensitive health information in violation of, among others, South Korea’s PIPA. IMS Korea and two of its employees were among the individuals and organizations indicted. Although there is no assertion that IMS Korea used patient identified health information in any of its offerings, prosecutors allege that certain of IMS Korea’s data suppliers should have obtained patient consent when they converted sensitive patient information into non-identified data and that IMS Korea had not taken adequate precautions to reduce the risk of re-identification. On February 14, 2020, the Seoul Central District Court acquitted IMS Korea and its two employees of the charges of improper handling of sensitive health information, and the Prosecutor's Office appealed. On December 23, 2021, the appellate court affirmed the judgment of the Seoul Central District Court. The Prosecutor's Office has appealed to the Supreme Court. The Company intends to vigorously defend its position on appeal.
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
On May 7, 2021, the Court issued an order and opinion (the “Order”) in which it found significant evidence that Veeva had (1) misappropriated IQVIA data and unlawfully used it to improve Veeva data offerings, (2) engaged in a cover-up by deleting significant evidence of its theft of IQVIA’s trade secrets, and (3) improperly withheld certain evidence under privilege in furtherance of a crime and/or fraud against IQVIA. The Court imposed five sanctions against Veeva, including ordering three separate adverse inference instructions be issued to the jury and that IQVIA be permitted to present evidence to the jury of Veeva’s destruction efforts. Veeva appealed the Order. On March 30, 2024, the Court denied Veeva’s appeal with regard to its rejected privilege claims, while reserving ruling on the appropriate sanctions to be imposed for a later time.
9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of March 31, 2024 or December 31, 2023.

Equity Repurchase Program
As of March 31, 2024, the total stock repurchase authorization under the Company's equity repurchase program (the "Repurchase Program") was $11,725 million. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time. During the three months ended March 31, 2024, the Company did not repurchase any shares of its common stock under the Repurchase Program. As of March 31, 2024, the Company had remaining authorization to repurchase up to $2,363 million of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
10. Business Combinations
The Company completed several individually immaterial acquisitions during the three months ended March 31, 2024. The Company’s assessment of fair value, including the valuation of certain identified intangibles, and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments, largely related to acquired intangible assets and related deferred taxes, may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The Company recorded goodwill from these acquisitions, primarily attributable to assembled workforce, expected synergies and new customer relationships. The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented as pro forma results of operations would not be materially different to the actual results of operations of the Company.
The following table provides certain preliminary financial information for these acquisitions:

(in millions)	March 31, 2024
Assets acquired:
Cash and cash equivalents	$3
Accounts receivable	4
Other assets	1
Goodwill	103
Other identifiable intangibles	56
Liabilities assumed:
Other liabilities	(3)
Deferred income taxes, long-term	(2)
Net assets acquired (1)	$162
(1) Net assets acquired includes contingent consideration and deferred purchase price of $17 million.
The portion of goodwill deductible for income tax purposes was preliminarily assessed as $87 million.
The following table provides a summary of the preliminary estimated fair value of certain intangible assets acquired:

(in millions)	Amortization Period				March 31, 2024
Other identifiable intangibles:
Customer relationships	12	-	13	years	$52
Backlog			1	year	4
Total Other identifiable intangibles					$56
11. Restructuring
The Company has continued to take restructuring actions in 2024 to align its resources and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These actions include consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements. These restructuring actions are expected to continue throughout 2024 and into 2025.

The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs
Balance as of December 31, 2023	$36
Expense, net of reversals	15
Payments	(16)
Foreign currency translation and other	(1)
Balance as of March 31, 2024	$34
The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals as of March 31, 2024 will be paid in 2024 and 2025.
12. Income Taxes
The Company's effective income tax rate was 14.4% and 19.6% in the first quarter of 2024 and 2023, respectively. The effective income tax rate in the first quarter of 2024 was favorably impacted compared to the first quarter of 2023 due to changes in the geographical mix of earnings amongst the United States and foreign tax jurisdictions. The effective income tax rate in the first quarter of 2024 and 2023 was also favorably impacted by $9 million and $8 million, respectively, as a result of excess tax benefits recognized upon settlement of share-based compensation awards.
Numerous foreign jurisdictions have agreed to implement the Organization for Economic Co-operation and Development’s (“OECD”) Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least €750 million, which went into effect in 2024. The Company has evaluated the effect of this for the first quarter of 2024 and does not expect any material impacts for 2024. The Company will continue to monitor as additional jurisdictions enact Pillar 2 legislation.
13. Accumulated Other Comprehensive (Loss) Income
Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance as of December 31, 2023	$(969)	$(34)	$3	$133	$(867)
Other comprehensive (loss) income before reclassifications	(32)	46	—	(49)	(35)
Reclassification adjustments	—	(12)	—	3	(9)
Balance as of March 31, 2024	$(1,001)	$—	$3	$87	$(911)
Below is a summary of the adjustments for amounts reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

(in millions)	Affected Financial Statement Line Item	Three Months Ended March 31,
		2024	2023
Derivative instruments:
Interest rate swaps	Interest expense	$15	$16
Foreign exchange forward contracts	Revenues	(3)	17
Total before income taxes		12	33
Income taxes		3	8
Total net of income taxes		$9	$25

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
Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses related to integration activities and acquisitions. The Company also does not allocate restructuring costs, depreciation and amortization, or impairment charges, if any, to its segments. Asset information by segment is not presented, as this measure is not used by the chief operating decision maker to assess the Company’s performance. The Company’s reportable segment information is presented below:

	Three Months Ended March 31,
(in millions)	2024	2023
Revenues
Technology & Analytics Solutions	$1,453	$1,444
Research & Development Solutions	2,095	2,026
Contract Sales & Medical Solutions	189	182
Total revenues	3,737	3,652
Cost of revenues, exclusive of depreciation and amortization
Technology & Analytics Solutions	889	858
Research & Development Solutions	1,395	1,386
Contract Sales & Medical Solutions	160	154
Total cost of revenues, exclusive of depreciation and amortization	2,444	2,398
Selling, general and administrative expenses
Technology & Analytics Solutions	229	225
Research & Development Solutions	221	212
Contract Sales & Medical Solutions	16	15
General corporate and unallocated	42	61
Total selling, general and administrative expenses	508	513
Segment profit
Technology & Analytics Solutions	335	361
Research & Development Solutions	479	428
Contract Sales & Medical Solutions	13	13
Total segment profit	827	802
General corporate and unallocated	(42)	(61)
Depreciation and amortization	(264)	(253)
Restructuring costs	(15)	(17)
Total income from operations	$506	$471

15. Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in millions, except per share data)	2024	2023
Numerator:
Net income	$288	$289
Denominator:
Basic weighted average common shares outstanding	181.9	185.8
Effect of dilutive stock options and share awards	2.4	2.8
Diluted weighted average common shares outstanding	184.3	188.6
Earnings per share attributable to common stockholders:
Basic	$1.58	$1.56
Diluted	$1.56	$1.53
Stock-based awards will have a dilutive effect under the treasury method when the respective period's average market value of the Company's common stock exceeds the exercise proceeds. Performance awards are included in diluted earnings per share based on if the performance targets have been met at the end of the reporting period.
For the three months ended March 31, 2024 and 2023, the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions that have not been met at the end of the reporting period or the effect of including such stock-based awards in the computation would be anti-dilutive was 0.8 million and 1.0 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for Forward-Looking Information
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “2023 Form 10-K”).
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
We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, business disruptions caused by natural disasters, pandemics such as the COVID-19 (coronavirus) outbreak, including any variants, and the public health policy responses to the outbreak, and international conflicts or other disruptions outside of our control such as the current situation in Ukraine and Russia; most of our contracts may be terminated on short notice, and we may lose or experience delays with large client contracts or be unable to enter into new contracts; the market for our services may not grow as we expect; we may be unable to successfully develop and market new services or enter new markets; imposition of restrictions on our use of data by data suppliers or their refusal to license data to us; any failure by us to comply with contractual, regulatory or ethical requirements under our contracts, including current or future changes to data protection and privacy laws; breaches or misuse of our or our outsourcing partners’ security or communications systems; failure to meet our productivity or business transformation objectives; failure to successfully invest in growth opportunities; our ability to protect our intellectual property rights and our susceptibility to claims by others that we are infringing on their intellectual property rights; the expiration or inability to acquire third party licenses for technology or intellectual property; any failure by us to accurately and timely price and formulate cost estimates for contracts, or to document change orders; hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements; the rate at which our backlog converts to revenues; our ability to acquire, develop and implement technology necessary for our business; consolidation in the industries in which our clients operate; risks related to client or therapeutic concentration; government regulators or our customers may limit the number or scope of indications for medicines and treatments or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; the risks associated with operating on a global basis, including currency or exchange rate fluctuations and legal compliance, including anti-corruption laws; risks related to changes in accounting standards; general economic conditions in the markets in which we operate, including financial market conditions, inflation and risks related to sales to government entities; the impact of changes in tax laws and regulations; and our ability to successfully integrate, and achieve expected benefits from, our acquired businesses. For a further discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” in our 2023 Form 10-K, as updated in our subsequently filed Quarterly Reports on Form 10-Q.
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
Foreign Currency Translation
In the first three months of 2024, approximately 30% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenues and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period to period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results. As such, the differences noted below between reported results of operations and constant currency information is wholly attributable to the effects of foreign currency rate fluctuations.
Consolidated Results of Operations
For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.

Revenues

	Three Months Ended March 31,		Change
(in millions)	2024	2023	$	%
Revenues	$3,737	$3,652	$85	2.3%
For the first quarter of 2024, our revenues increased $85 million, or 2.3%, as compared to the same period in 2023. This increase was comprised of constant currency revenue growth of approximately $105 million, or 2.9%, reflecting a $14 million increase in Technology & Analytics Solutions, a $78 million increase in Research & Development Solutions, and a $13 million increase in Contract Sales & Medical Solutions.
Cost of Revenues, exclusive of Depreciation and Amortization

	Three Months Ended March 31,
(in millions)	2024	2023
Cost of revenues, exclusive of depreciation and amortization	$2,444	$2,398
% of revenues	65.4%	65.7%
The $46 million increase in cost of revenues, exclusive of depreciation and amortization, for the three months ended March 31, 2024 as compared to the same period in 2023 included a constant currency increase of approximately $168 million, or 7.0%, reflecting a $43 million increase in Technology & Analytics Solutions, a $113 million increase in Research & Development Solutions, and a $12 million increase in Contract Sales & Medical Solutions.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
(in millions)	2024	2023
Selling, general and administrative expenses	$508	$513
% of revenues	13.6%	14.0%
The $5 million decrease in selling, general and administrative expenses for the three months ended March 31, 2024 as compared to the same period in 2023 included no constant currency change at the consolidated level, reflecting a $6 million increase in Technology & Analytics Solutions, a $12 million increase in Research & Development Solutions, and a $1 million increase in Contract Sales & Medical Solutions, offset by a $19 million decrease in general corporate and unallocated expenses.
Depreciation and Amortization

	Three Months Ended March 31,
(in millions)	2024	2023
Depreciation and amortization	$264	$253
% of revenues	7.1%	6.9%
The $11 million increase in depreciation and amortization for the three months ended March 31, 2024 compared to the same period in 2023 was primarily the result of an increase in amortization of capitalized software and of intangible assets from acquisitions occurring in 2023 and 2024.
Restructuring Costs

	Three Months Ended March 31,
(in millions)	2024	2023
Restructuring costs	$15	$17
The restructuring costs incurred during 2024 and 2023 were due to ongoing efforts to streamline our global operations and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These restructuring actions are expected to occur throughout 2024 and into 2025 and are expected to consist of consolidating functional activities, eliminating redundant positions and aligning resources with customer requirements.

Interest Income and Interest Expense

	Three Months Ended March 31,
(in millions)	2024	2023
Interest income	$(11)	$(6)
Interest expense	$166	$141
Interest income includes interest received primarily from bank balances and investments. The increase for the three months ended March 31, 2024 as compared to the same period in 2023 is primarily a result of higher deposit rates.
Interest expense during the three months ended March 31, 2024 increased compared to the same period in 2023 primarily due to higher base rate interest costs across the floating rate debt portfolio as well as from an increase in our net debt.
Other Expense (Income), Net

	Three Months Ended March 31,
(in millions)	2024	2023
Other expense (income), net	$11	$(26)
Other expense (income), net for the three months ended March 31, 2024 increased compared to the same period in 2023 primarily due to more foreign currency loss on transactions.
Income Tax Expense

	Three Months Ended March 31,
(in millions)	2024	2023
Income tax expense	$49	$71
Our effective income tax rate was 14.4% and 19.6% in the first quarter of 2024 and 2023, respectively. Our effective income tax rate in the first quarter of 2024 was favorably impacted compared to the first quarter of 2023 due to changes in the geographical mix of earnings amongst the United States and foreign tax jurisdictions. Our effective income tax rate in the first quarter of 2024 and 2023 was also favorably impacted by $9 million and $8 million, respectively, as a result of excess tax benefits recognized upon settlement of share-based compensation awards.
Numerous foreign jurisdictions have agreed to implement the OECD's Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least €750 million, which went into effect in 2024. We have evaluated the effect of this for the first quarter of 2024 and do not expect any material impacts for 2024. We will continue to monitor as additional jurisdictions enact Pillar 2 legislation.
Segment Results of Operations
Revenues and profit by segment are as follows:

Three Months Ended March 31, 2024 and 2023
	Segment Revenues		Segment Profit
(in millions)	2024	2023	2024	2023
Technology & Analytics Solutions	$1,453	$1,444	$335	$361
Research & Development Solutions	2,095	2,026	479	428
Contract Sales & Medical Solutions	189	182	13	13
Total	3,737	3,652	827	802
General corporate and unallocated			(42)	(61)
Depreciation and amortization			(264)	(253)
Restructuring costs			(15)	(17)
Consolidated	$3,737	$3,652	$506	$471

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses related to integration activities and acquisitions. We also do not allocate restructuring costs, depreciation and amortization, or impairment charges, if any, to our segments.
Technology & Analytics Solutions

	Three Months Ended March 31,		Change
(in millions)	2024	2023	$	%
Revenues	$1,453	$1,444	$9	0.6%
Cost of revenues, exclusive of depreciation and amortization	889	858	31	3.6
Selling, general and administrative expenses	229	225	4	1.8
Segment profit	$335	$361	$(26)	(7.2)%

Revenues
Technology & Analytics Solutions’ revenues were $1,453 million for the first quarter of 2024, an increase of $9 million, or 0.6%, over the same period in 2023. This increase was comprised of constant currency revenue growth of approximately $14 million, or 1.0%, reflecting revenue growth primarily in the Americas region.
The constant currency revenue growth for the three months ended March 31, 2024 was driven by an increase in information and technology services. The constant currency revenue growth was impacted by a decrease in COVID-19 related work.
Cost of Revenues, exclusive of Depreciation and Amortization
Technology & Analytics Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $31 million, or 3.6%, in the first quarter of 2024 over the same period in 2023. This increase included a constant currency increase of approximately $43 million, or 5.0%.
The constant currency increase for the three months ended March 31, 2024 was mainly related to an increase in costs of acquiring and processing data to support revenue growth.
Selling, General and Administrative Expenses
Technology & Analytics Solutions’ selling, general and administrative expenses increased $4 million, or 1.8%, in the first quarter of 2024 as compared to the same period in 2023, which included a constant currency increase of approximately $6 million, or 2.7%.
The constant currency increase for the three months ended March 31, 2024 was primarily related to an increase in compensation and related expenses.
Research & Development Solutions

	Three Months Ended March 31,		Change
(in millions)	2024	2023	$	%
Revenues	$2,095	$2,026	$69	3.4%
Cost of revenues, exclusive of depreciation and amortization	1,395	1,386	9	0.6
Selling, general and administrative expenses	221	212	9	4.2
Segment profit	$479	$428	$51	11.9%

Backlog
Research & Development Solutions’ contracted backlog increased from $29.7 billion as of December 31, 2023 to $30.1 billion as of March 31, 2024, and we expect approximately $7.7 billion of this backlog to convert to revenues in the next twelve months.
Revenues
Research & Development Solutions’ revenues were $2,095 million for the first quarter of 2024, an increase of $69 million, or 3.4%, over the same period in 2023. This increase was comprised of constant currency revenue growth of approximately $78 million, or 3.8%, reflecting revenue growth primarily in the Europe and Africa and Asia-Pacific regions.
The constant currency revenue growth for the three months ended March 31, 2024 was primarily the result of volume-related increases in clinical services and to a lesser extent from volume-related increases in lab testing. The constant currency revenue growth was impacted by a decrease in COVID-19 related work.
Cost of Revenues, exclusive of Depreciation and Amortization
Research & Development Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $9 million, or 0.6%, in the first quarter of 2024 over the same period in 2023. This increase included a constant currency increase of approximately $113 million, or 8.2%.
The constant currency increase for the three months ended March 31, 2024 was primarily related to an increase in compensation and related expenses as a result of volume-related increases in clinical services and lab testing.
Selling, General and Administrative Expenses
Research & Development Solutions’ selling, general and administrative expenses increased $9 million, or 4.2%, in the first quarter of 2024 as compared to the same period in 2023, which included a constant currency increase of approximately $12 million, or 5.7%.
The constant currency increase for the three months ended March 31, 2024 was primarily related to an increase in compensation and related expenses.
Contract Sales & Medical Solutions

	Three Months Ended March 31,		Change
(in millions)	2024	2023	$	%
Revenues	$189	$182	$7	3.8%
Cost of revenues, exclusive of depreciation and amortization	160	154	6	3.9
Selling, general and administrative expenses	16	15	1	6.7
Segment profit	$13	$13	$—	—%

Revenues
Contract Sales & Medical Solutions’ revenues were $189 million for the first quarter of 2024, an increase of $7 million, or 3.8% over the same period in 2023. This increase was comprised of constant currency revenue growth of approximately $13 million, or 7.1%, reflecting revenue growth in the Europe and Africa and Asia-Pacific regions.
Cost of Revenues, exclusive of Depreciation and Amortization
Contract Sales & Medical Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $6 million, or 3.9%, in the first quarter of 2024 as compared to the same period in 2023. This increase included a constant currency increase of approximately $12 million, or 7.8%.

The constant currency increase for the three months ended March 31, 2024 was primarily related to an increase in costs associated with supporting revenue growth.
Selling, General and Administrative Expenses
Contract Sales & Medical Solutions’ selling, general and administrative expenses increased $1 million, or 6.7%, in the first quarter of 2024 as compared to the same period in 2023, which included a constant currency increase of approximately $1 million, or 6.7%.
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
We had a cash balance of $1,444 million as of March 31, 2024 ($567 million of which was in the United States), an increase from $1,376 million as of December 31, 2023.
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
Equity Repurchase Program
As of March 31, 2024, the total stock repurchase authorization under our equity repurchase program (the “Repurchase Program”) was $11,725 million. The Repurchase Program does not obligate us to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time. During the three months ended March 31, 2024, we did not repurchase any shares of our common stock under the Repurchase Program. As of March 31, 2024, we had remaining authorization to repurchase up to $2,363 million of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
Debt
As of March 31, 2024, we had $13,611 million of total indebtedness, excluding $1,895 million of additional available borrowings under our revolving credit facility. Our long-term debt arrangements contain customary restrictive covenants and, as of March 31, 2024, we believe we were in compliance with our restrictive covenants in all material respects.

Senior Secured Credit Facilities
As of March 31, 2024, our Fifth Amended and Restated Credit Agreement provided financing through the senior secured credit facilities of up to $6,743 million, which consisted of $4,848 million principal amounts of debt outstanding, and $1,895 million of available borrowing capacity on the revolving credit facility and standby letters of credit. See Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding our credit arrangements.
Receivables Financing Facility
As of March 31, 2024, no additional amounts of revolving loan commitments were available under the receivables financing facility.
Three months ended March 31, 2024 and 2023
Cash Flow from Operating Activities

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash provided by operating activities	$522	$417
Cash provided by operating activities increased $105 million during the first three months of 2024 as compared to the same period in 2023. The increase was due to an increase in cash from unearned income ($116 million) and accounts receivable and unbilled services ($56 million), offset by a decrease in cash from cash-related net income ($54 million) and other operating assets and liabilities ($13 million).
Cash Flow from Investing Activities

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash used in investing activities	$(314)	$(222)
Cash used in investing activities increased $92 million during the first three months of 2024 as compared to the same period in 2023, primarily driven by more cash used for acquisitions of businesses ($124 million) and investments in unconsolidated affiliates, net ($17 million) and less cash from other ($7 million), offset by less cash used for investments in debt and equity securities ($34 million), acquisitions of property, equipment and software ($19 million) and purchases of marketable securities, net ($3 million).
Cash Flow from Financing Activities

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash (used in) provided by financing activities	$(106)	$87
Cash used in financing activities increased $193 million during the first three months of 2024 as compared to the same period in 2023, primarily due to less cash from revolving credit facilities, net of repayments ($375 million), more cash payments on debt and principal payments on finance leases ($4 million) and cash payments related to employee stock incentive plans ($2 million), offset by less cash used to repurchase common stock ($129 million) and less cash payments for contingent consideration and deferred purchase price accruals ($59 million).
Information about our Guarantors and the Issuer of our Guaranteed Securities
IQVIA Inc. (the “Issuer”), a wholly owned subsidiary of IQVIA Holdings Inc., completed the issuance and sale of $1,250 million in gross proceeds of the Issuer’s 6.250% senior secured notes due 2029 (the “2029 Senior Secured Notes”) on November 28, 2023, and completed the issuance and sale of $750 million in gross proceeds of the Issuer’s 5.700% senior secured notes due 2028 (the “2028 Senior Secured Notes”) on May 23, 2023.

In February 2024, the Issuer completed an exchange offer in which it issued $1,250 million aggregate principal amount of 6.250% Senior Secured Notes due 2029 registered under the Securities Act (the “2029 Registered Notes”) and $750 million aggregate principal amount of 5.700% Senior Secured Notes due 2028 registered under the Securities Act (the “2028 Registered Notes” and, together with the 2029 Registered Notes, the 2029 Senior Secured Notes, and the 2028 Senior Secured Notes, the “Notes”) in exchange for the same principal amount and substantially identical terms of the 2029 Senior Secured Notes and 2028 Senior Secured Notes, respectively.
The accompanying summarized financial information has been prepared and presented pursuant to Rule 3-10 of Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” and Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralized a Registrant’s Securities.” Each of our current direct and indirect material U.S. wholly owned restricted subsidiaries (excluding IQVIA Solutions Japan LLC and IQVIA Services Japan LLC) (the "Guarantor subsidiaries" and, together with IQVIA Holdings Inc., the “Guarantors”), have jointly and severally, irrevocably and unconditionally, on a senior secured basis, guaranteed the obligations under the Notes.
The following presents the summarized financial information on a combined basis for IQVIA Holdings Inc. (parent company), IQVIA Inc. (issuer of the guaranteed obligations) and the Guarantor subsidiaries, which are collectively referred to as the “obligated group.”
Each Guarantor subsidiary is consolidated by IQVIA Holdings Inc. as of March 31, 2024 and December 31, 2023. Refer to Exhibit 22.1 to this Quarterly Report on Form 10-Q for the detailed list of entities included within the obligated group as of March 31, 2024.
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

Summarized Combined Financial Information of the Issuer and Guarantors:
Each entity in the summarized combined financial information follows the same accounting policies as previously disclosed in Note 1 of the consolidated financial statements of our 2023 Form 10-K. Information for the non-Guarantor subsidiaries has been excluded from the combined summarized financial information of the obligated group. The accompanying summarized combined financial information does not reflect investments of the obligated group in non-Guarantor subsidiaries. The financial information of the obligated group is presented on a combined basis; intercompany balances and transactions within the obligated group have been eliminated. The obligated group’s amounts due from and amounts due to non-Guarantor subsidiaries and related parties have been presented in separate line items.
The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group as of:

(in millions)	March 31, 2024	December 31, 2023
Total current assets (excluding amounts due from subsidiaries that are non-Guarantors)	$666	$805
Total noncurrent assets	$9,605	$9,622
Amounts due from subsidiaries that are non-Guarantors	$4,774	$4,762

Total current liabilities	$3,356	$3,471
Total noncurrent liabilities	$12,178	$12,334
Amounts due to subsidiaries that are non-Guarantors	$5,636	$5,556
The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

	Three months ended	Twelve months ended
(in millions)	March 31, 2024	December 31, 2023
Net revenues	$1,211	$6,299
Costs and expenses applicable to net revenues	$356	$4,190
Income from operations	$577	$912
Net income	$328	$86
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.
Contractual Obligations and Commitments
We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements.
There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our 2023 Form 10-K.
Application of Critical Accounting Policies
There have been no material changes to our critical accounting policies as previously disclosed in our 2023 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2023 Form 10-K.

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
Item 1A. Risk Factors
For a discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” of our 2023 Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
On October 30, 2013, our Board of Directors (the "Board") approved an equity repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $125 million of our common stock. The Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of our common stock by $600 million, $1.5 billion, $2.0 billion, $1.5 billion, $2.0 billion, $2.0 billion, and $2.0 billion in 2015, 2016, 2017, 2018, 2019, 2022, and 2023, respectively, which increased the total amount that has been authorized under the Repurchase Program to $11,725 million. The Repurchase Program does not obligate us to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The Repurchase Program for common stock does not have an expiration date. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
From inception of the Repurchase Program through March 31, 2024, we have repurchased a total of $9,362 million of our securities under the Repurchase Program.
During the three months ended March 31, 2024, we did not repurchase any shares of our common stock under the Repurchase Program. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of March 31, 2024, we had remaining authorization to repurchase up to $2,363 million of our common stock under the Repurchase Program.
Since the merger between Quintiles and IMS Health, we have repurchased 78.1 million shares of our common stock at an average market price per share of $115.02 for an aggregate purchase price of $8,988 million both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the IQVIA Holdings, Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

The following table summarizes the monthly equity repurchase program activity for the three months ended March 31, 2024 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2024 — January 31, 2024	—	$—	—	$2,363
February 1, 2024 — February 29, 2024	—	$—	—	$2,363
March 1, 2024 — March 31, 2024	—	$—	—	$2,363
	—		—
Item 5. Other Information
In the first quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of IQVIA Holdings Inc. adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of IQVIA Holdings Inc., within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
22.1	List of Subsidiary Guarantors and Affiliates who Collateralize the Company’s Securities	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Income (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iii) Condensed Consolidated Balance Sheets (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
104	Cover Page Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2024.

IQVIA HOLDINGS INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)