Form 10-Q
period 2024-09-30
IQVIA HOLDINGS INC.
filed 2024-10-31
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	181.5 million shares outstanding as of October 24, 2024

IQVIA HOLDINGS INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenues	$3,896	$3,736	$11,447	$11,116
Cost of revenues, exclusive of depreciation and amortization	2,518	2,426	7,450	7,267
Selling, general and administrative expenses	522	502	1,539	1,497
Depreciation and amortization	278	297	811	809
Restructuring costs	28	30	71	67
Income from operations	550	481	1,576	1,476
Interest income	(13)	(14)	(36)	(24)
Interest expense	170	181	499	491
Other expense (income), net	44	(35)	(12)	(77)
Income before income taxes and equity in earnings of unconsolidated affiliates	349	349	1,125	1,086
Income tax expense	65	51	189	203
Income before equity in earnings of unconsolidated affiliates	284	298	936	883
Equity in earnings of unconsolidated affiliates	1	5	—	6
Net income	$285	$303	$936	$889
Earnings per share attributable to common stockholders:
Basic	$1.57	$1.66	$5.14	$4.82
Diluted	$1.55	$1.63	$5.08	$4.76
Weighted average common shares outstanding:
Basic	182.1	182.9	182.1	184.4
Diluted	184.2	185.5	184.3	186.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income	$285	$303	$936	$889
Comprehensive income adjustments:
Unrealized (losses) gains on derivative instruments, net of income tax (benefit) expense of $(14),$—,$2,$11	(41)	2	8	34
Defined benefit plan adjustments, net of income tax expense of $—, $—,$—,$—	(1)	—	(1)	1
Foreign currency translation, net of income tax (benefit) expense of $(37),$44,$13,$12	173	(136)	62	(170)
Reclassification adjustments:
Reclassifications on derivative instruments included in net income, net of income tax (expense) of $(3),$(3),$(10),$(14)	(8)	(9)	(28)	(41)
Comprehensive income	$408	$160	$977	$713
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,572	$1,376
Trade accounts receivable and unbilled services, net	3,196	3,381
Prepaid expenses	195	141
Income taxes receivable	54	32
Investments in debt, equity and other securities	140	120
Other current assets and receivables	475	546
Total current assets	5,632	5,596
Property and equipment, net	513	523
Operating lease right-of-use assets	259	296
Investments in debt, equity and other securities	117	105
Investments in unconsolidated affiliates	203	134
Goodwill	15,091	14,567
Other identifiable intangibles, net	4,734	4,839
Deferred income taxes	164	166
Deposits and other assets, net	467	455
Total assets	$27,180	$26,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,434	$3,564
Unearned income	1,824	1,799
Income taxes payable	161	116
Current portion of long-term debt	1,219	718
Other current liabilities	354	294
Total current liabilities	6,992	6,491
Long-term debt, less current portion	12,293	12,955
Deferred income taxes	128	202
Operating lease liabilities	188	223
Other liabilities	612	698
Total liabilities	20,213	20,569
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of September 30, 2024 and December 31, 2023, $0.01 par value, 258.1 shares issued and 181.6 shares outstanding as of September 30, 2024; 257.2 shares issued and 181.5 shares outstanding as of December 31, 2023	11,106	11,028
Retained earnings	5,628	4,692
Treasury stock, at cost, 76.5 and 75.7 shares as of September 30, 2024 and December 31, 2023, respectively	(8,941)	(8,741)
Accumulated other comprehensive loss	(826)	(867)
Total stockholders’ equity	6,967	6,112
Total liabilities and stockholders’ equity	$27,180	$26,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2024	2023
Operating activities:
Net income	$936	$889
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	811	809
Amortization of debt issuance costs and discount	16	13
Stock-based compensation	158	172
Earnings from unconsolidated affiliates	—	(6)
Gain on investments, net	(29)	(5)
Benefit from deferred income taxes	(114)	(117)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	259	(241)
Change in other operating assets and liabilities	(206)	(112)
Net cash provided by operating activities	1,831	1,402
Investing activities:
Acquisition of property, equipment and software	(438)	(470)
Acquisition of businesses, net of cash acquired	(649)	(869)
Purchases of marketable securities, net	—	(4)
Investments in unconsolidated affiliates, net of payments received	(68)	(16)
Investments in debt and equity securities	(2)	(36)
Proceeds from sale of property, equipment and software	25	—
Other	(2)	4
Net cash used in investing activities	(1,134)	(1,391)
Financing activities:
Proceeds from issuance of debt	—	1,250
Payment of debt issuance costs	—	(19)
Repayment of debt and principal payments on finance leases	(130)	(118)
Proceeds from revolving credit facility	685	2,009
Repayment of revolving credit facility	(785)	(2,184)
Payments related to employee stock incentive plans	(61)	(58)
Repurchase of common stock	(200)	(763)
Contingent consideration and deferred purchase price payments	(12)	(79)
Net cash (used in) provided by financing activities	(503)	38
Effect of foreign currency exchange rate changes on cash	2	(41)
Increase in cash and cash equivalents	196	8
Cash and cash equivalents at beginning of period	1,376	1,216
Cash and cash equivalents at end of period	$1,572	$1,224
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2023	257.2	(75.7)	$3	$11,025	$4,692	$(8,741)	$(867)	$6,112
Issuance of common stock	0.7	—	—	(61)	—	—	—	(61)
Stock-based compensation	—	—	—	49	—	—	—	49
Net income	—	—	—	—	288	—	—	288
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	34	34
Foreign currency translation, net of tax	—	—	—	—	—	—	(69)	(69)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(9)	(9)
Balance, March 31, 2024	257.9	(75.7)	3	11,013	4,980	(8,741)	(911)	6,344
Issuance of common stock	0.1	—	—	1	—	—	—	1
Stock-based compensation	—	—	—	44	—	—	—	44
Net income	—	—	—	—	363	—	—	363
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	15	15
Foreign currency translation, net of tax	—	—	—	—	—	—	(42)	(42)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(11)	(11)
Balance, June 30, 2024	258.0	(75.7)	3	11,058	5,343	(8,741)	(949)	6,714
Issuance of common stock	0.1	—	—	(1)	—	—	—	(1)
Repurchase of common stock, net of tax	—	(0.8)	—	—	—	(200)	—	(200)
Stock-based compensation	—	—	—	46	—	—	—	46
Net income	—	—	—	—	285	—	—	285
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(41)	(41)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(1)	(1)
Foreign currency translation, net of tax	—	—	—	—	—	—	173	173
Reclassification adjustments, net of tax	—	—	—	—	—	—	(8)	(8)
Balance, September 30, 2024	258.1	(76.5)	$3	$11,103	$5,628	$(8,941)	$(826)	$6,967
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

IQVIA HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Summary of Significant Accounting Policies
The Company
IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of clinical research services, commercial insights and healthcare intelligence to the life sciences and healthcare industries. With approximately 88,000 employees, the Company conducts business in more than 100 countries.
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
Recently Issued Accounting Standards
Accounting pronouncements issued but not adopted as of September 30, 2024
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. The new guidance requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included in the reported measure of segment profit or loss. It does not change the definition of a segment or the guidance for determining reportable segments. The new guidance is effective for the Company in the annual period beginning January 1, 2024 and in 2025 for interim periods. Adoption of this ASU will result in additional disclosure, but it will not impact the Company’s consolidated financial position, results of operations or cash flows.
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

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations
The following tables represent revenues by geographic region and reportable segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$797	$969	$72	$1,838
Europe and Africa	626	607	54	1,287
Asia-Pacific	131	586	54	771
Total revenues	$1,554	$2,162	$180	$3,896

	Three Months Ended September 30, 2023
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$761	$1,017	$78	$1,856
Europe and Africa	519	520	50	1,089
Asia-Pacific	151	585	55	791
Total revenues	$1,431	$2,122	$183	$3,736

	Nine Months Ended September 30, 2024
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$2,323	$2,969	$211	$5,503
Europe and Africa	1,757	1,699	166	3,622
Asia-Pacific	422	1,736	164	2,322
Total revenues	$4,502	$6,404	$541	$11,447

	Nine Months Ended September 30, 2023
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$2,268	$2,982	$228	$5,478
Europe and Africa	1,606	1,547	146	3,299
Asia-Pacific	457	1,715	167	2,339
Total revenues	$4,331	$6,244	$541	$11,116
No individual customer represented 10% or more of consolidated revenues for the three and nine months ended September 30, 2024 or 2023.

Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2024, approximately $33.3 billion of revenues are expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenues on approximately 30% of these remaining performance obligations over the next twelve months, on approximately 85% over the next five years, with the balance recognized thereafter. Most of the Company's remaining performance obligations where revenues are expected to be recognized beyond the next twelve months are for service contracts for clinical research in the Company's Research & Development Solutions segment. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.
3. Trade Accounts Receivable, Unbilled Services and Unearned Income
Trade accounts receivables and unbilled services consist of the following:

(in millions)	September 30, 2024	December 31, 2023
Trade accounts receivable	$1,176	$1,473
Unbilled services	2,061	1,942
Trade accounts receivable and unbilled services	3,237	3,415
Allowance for doubtful accounts	(41)	(34)
Trade accounts receivable and unbilled services, net	$3,196	$3,381
Unbilled services and unearned income were as follows:

(in millions)	September 30, 2024	December 31, 2023	Change
Unbilled services	$2,061	$1,942	$119
Unearned income	(1,824)	(1,799)	(25)
Net balance	$237	$143	$94
Unbilled services, which is comprised of approximately 67% and 68% of unbilled receivables and 33% and 32% of contract assets as of September 30, 2024 and December 31, 2023, respectively, increased by $119 million as compared to December 31, 2023. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $25 million over the same period resulting in an increase of $94 million in the net balance of unbilled services and unearned income between September 30, 2024 and December 31, 2023. The change in the net balance is driven by the difference in timing of revenue recognition in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, primarily related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.
The majority of the unearned income balance as of the beginning of the year is expected to be recognized in revenues during the year ended December 31, 2024.
Bad debt expense recognized on the Company’s trade accounts receivable was immaterial for the three and nine months ended September 30, 2024 and 2023.
Accounts Receivable Factoring Arrangements
The Company has accounts receivable factoring agreements to sell certain eligible unsecured trade accounts receivable, either based on automatic arrangements or at its option, without recourse, to unrelated third-party financial institutions for cash. During the nine months ended September 30, 2024, through its accounts receivable factoring arrangements that the Company utilizes most frequently, the Company factored approximately $531 million of customer invoices on a non-recourse basis and received approximately $520 million in cash proceeds from the sales. The fees associated with these transactions were immaterial. The Company has other accounts receivable arrangements for which the activity associated with them is immaterial.

4. Goodwill
The following is a summary of goodwill by reportable segment for the nine months ended September 30, 2024:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2023	$11,976	$2,439	$152	$14,567
Business combinations	289	181	—	470
Impact of foreign currency fluctuations and other	49	5	—	54
Balance as of September 30, 2024	$12,314	$2,625	$152	$15,091
5. Derivatives
The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

(in millions)	Balance Sheet Classification	September 30, 2024			December 31, 2023
		Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets, other assets and other current liabilities	$—	$70	$2,489	$13	$51	$3,300
Cross-currency swaps	Other current liabilities	—	102	2,739	—	108	2,750
Foreign exchange forward contracts	Other current assets and other current liabilities	6	—	118	2	—	121
Total derivatives		$6	$172		$15	$159
The pre-tax effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Interest rate swaps	$(70)	$(1)	$(32)	$(6)
Foreign exchange forward contracts	4	(9)	4	(4)
Total	$(66)	$(10)	$(28)	$(10)
The Company expects approximately $21 million of pre-tax unrealized gains related to its foreign exchange contracts and interest rate derivatives included in accumulated other comprehensive (loss) income (“AOCI”) as of September 30, 2024 to be reclassified into earnings within the next twelve months. For the three and nine months ended September 30, 2024 and 2023, the total amount, net of income taxes, of the cash flow hedge effect on the accompanying condensed consolidated statements of income was $8 million and $9 million, and $28 million and $41 million, respectively.
As of September 30, 2024, the Company's cross-currency swaps were designated as a hedge of its net investment in certain foreign subsidiaries. For the three and nine months ended September 30, 2024, the Company recorded a $(101) million loss and $6 million gain, respectively, within AOCI as a result of these cross-currency swaps. The Company recognized approximately $8 million and $26 million related to the excluded component as a reduction of interest expense for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2024, the portion of the Company's foreign currency denominated debt balance (net of original issue discount) designated as a hedge of its net investment in certain foreign subsidiaries totaled €2,564 million ($2,862 million). The amount of foreign exchange (losses) gains related to the net investment hedge included in the cumulative translation adjustment component of AOCI for the three and nine months ended September 30, 2024 and 2023 was $(114) million, $(26) million, $161 million, and $69 million, respectively.
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
The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values as of September 30, 2024 and December 31, 2023 due to their short-term nature. As of September 30, 2024 and December 31, 2023, the fair value of total debt was $13,547 million and $13,597 million, respectively, as determined under Level 2 measurements for these financial instruments.
Recurring Fair Value Measurements
The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of September 30, 2024:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$173	$—	$—	$173
Derivatives	—	6	—	6
Total	$173	$6	$—	$179
Liabilities:
Derivatives	$—	$172	$—	$172
Contingent consideration	—	—	94	94
Total	$—	$172	$94	$266

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
Contingent consideration — The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenues performance targets and operating forecasts) and the probability of achieving the specific targets. Based on the assessments of the probability of achieving specific targets, as of September 30, 2024, the Company has accrued approximately 29% of the maximum contingent consideration payments that could potentially become payable.
The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the nine months ended September 30, 2024:

(in millions)	Contingent Consideration
Balance as of December 31, 2023	$106
Business combinations	55
Contingent consideration paid	(10)
Revaluations included in earnings and foreign currency translation adjustments	(57)
Balance as of September 30, 2024	$94
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
Non-recurring Fair Value Measurements
As of September 30, 2024, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled $20,112 million and were identified as Level 3. These assets are comprised of debt investments and cost and equity method investments of $287 million, goodwill of $15,091 million and other identifiable intangibles, net of $4,734 million.

7. Credit Arrangements
The following is a summary of the Company’s revolving credit facilities as of September 30, 2024:

Facility	Interest Rates
$2,000 million (revolving credit facility)	U.S. Dollar Term SOFR plus a margin of 1.25% plus a 10 basis credit spread adjustment as of September 30, 2024
$110 million (receivables financing facility)	U.S. Dollar Term SOFR plus a margin of 0.90% plus a 11 basis credit spread adjustment as of September 30, 2024
The following table summarizes the Company’s debt at the dates indicated:

(dollars in millions)	September 30, 2024	December 31, 2023
Revolving Credit Facility due 2026:
U.S. Dollar denominated borrowings—U.S. Dollar Term SOFR at average floating rates of —%	$—	$100
Senior Secured Credit Facilities:
Term A Loan due 2026—U.S. Dollar Term SOFR at average floating rates of 6.20%	1,216	1,270
Term A Loan due 2026—Euribor at average floating rates of 4.60%	296	306
Term A Loan due 2027—U.S. Dollar Term SOFR at average floating rates of 6.41%	1,109	1,156
Term B Loan due 2025—Euribor at average floating rates of 5.35%	583	576
Term B Loan due 2031—U.S. Dollar Term SOFR at average floating rates of 6.60%	1,489	1,500
5.700% Senior Secured Notes due 2028—U.S. Dollar denominated	750	750
6.250% Senior Secured Notes due 2029—U.S. Dollar denominated	1,250	1,250
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
6.500% Senior Notes due 2030—U.S. Dollar denominated	500	500
2.875% Senior Notes due 2025—Euro denominated	469	464
2.25% Senior Notes due 2028—Euro denominated	804	795
2.875% Senior Notes due 2028—Euro denominated	793	785
1.750% Senior Notes due 2026—Euro denominated	614	607
2.250% Senior Notes due 2029—Euro denominated	1,005	993
Receivables financing facility due 2027—U.S. Dollar Term SOFR at average floating rates of 6.22%:
Revolving Loan Commitment	110	110
Term Loan	440	440
Principal amount of debt	13,578	13,752
Less: unamortized discount and debt issuance costs	(66)	(79)
Less: current portion	(1,219)	(718)
Long-term debt	$12,293	$12,955

Contractual maturities of long-term debt as of September 30, 2024 are as follows:

(in millions)
Remainder of 2024	$42
2025	1,219
2026	3,141
2027	2,634
2028	2,362
Thereafter	4,180
$13,578
Senior Secured Credit Facilities
As of September 30, 2024, the Company’s Fifth Amended and Restated Credit Agreement provided financing through several senior secured credit facilities of up to $6,688 million, which consisted of $4,693 million principal amounts of debt outstanding (as detailed in the table above), and $1,995 million of available borrowing capacity on the $2,000 million revolving credit facility and standby letters of credit. The revolving credit facility is comprised of a $1,175 million senior secured revolving facility available in U.S. dollars, a $600 million senior secured revolving facility available in U.S. dollars, Euros, Swiss Francs and other foreign currencies, and a $225 million senior secured revolving facility available in U.S. dollars and Yen.
Receivables Financing Facility
On October 1, 2024, the Company amended its receivables financing facility to extend the term of the $550 million facility to October 1, 2027. Under the receivables financing facility, certain of the Company's accounts receivable are sold on a non-recourse basis by certain of its consolidated subsidiaries (each, an “Originator”) to another of its consolidated subsidiaries, a bankruptcy-remote special purpose entity (the “SPE”). The SPE obtained a term loan and revolving loan commitment from third-party lenders, secured by liens on the assets of the SPE, to finance the purchase of the accounts receivable, which includes a $440 million term loan and a $110 million revolving loan commitment. As of September 30, 2024, no additional amounts of revolving loans were available under the receivables financing facility.
Restrictive Covenants
The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. As of September 30, 2024, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.
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

9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of September 30, 2024 or December 31, 2023.
Equity Repurchase Program
As of September 30, 2024, the total stock repurchase authorization under the Company's equity repurchase program (the "Repurchase Program") was $11,725 million. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time. During the nine months ended September 30, 2024, the Company repurchased 0.8 million shares of its common stock for $200 million under the Repurchase Program. As of September 30, 2024, the Company had remaining authorization to repurchase up to $2,163 million of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
10. Business Combinations
The Company completed several individually immaterial acquisitions during the nine months ended September 30, 2024. The Company’s assessment of fair value, including the valuation of certain identified intangibles, and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments, largely related to acquired intangible assets and related deferred taxes, may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The Company recorded goodwill from these acquisitions, primarily attributable to assembled workforce, expected synergies and new customer relationships. The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented as pro forma results of operations would not be materially different to the actual results of operations of the Company.
The following table provides certain preliminary financial information for these acquisitions:

(in millions)	September 30, 2024
Assets acquired:
Cash and cash equivalents	$23
Accounts receivable	49
Other assets	51
Goodwill	470
Other identifiable intangibles	266
Liabilities assumed:
Other liabilities	(88)
Deferred income taxes, long-term	(37)
Net assets acquired (1)	$734
(1) Net assets acquired includes contingent consideration and deferred purchase price of $62 million.
The portion of goodwill deductible for income tax purposes was preliminarily assessed as $297 million.

The following table provides a summary of the preliminary estimated fair value of certain intangible assets acquired:

(in millions)	Amortization Period				September 30, 2024
Other identifiable intangibles:
Customer relationships	10	-	16	years	$222
Backlog	1	-	4	years	27
Trade names			5	years	6
Software and related assets	3	-	5	years	6
Non-compete agreements	3	-	5	years	3
Databases			5	years	2
Total Other identifiable intangibles					$266
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
The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs
Balance as of December 31, 2023	$36
Expense, net of reversals	71
Payments	(62)
Foreign currency translation and other	1
Balance as of September 30, 2024	$46
The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals as of September 30, 2024 will be paid in 2024 and 2025.
12. Income Taxes
The Company's effective income tax rate was 18.6% and 14.6% in the third quarter of 2024 and 2023, and 16.8% and 18.7% in the first nine months of 2024 and 2023, respectively. The effective income tax rate in the third quarter and in the first nine months of 2024 was favorably impacted due to changes in the geographical mix of earnings amongst the United States and foreign tax jurisdictions. The effective income tax rate in the third quarter and first nine months of 2023 was favorably impacted by a reversal of uncertain tax positions relating to tax credit carryforwards in the amount of $21 million. The effective income tax rate in the third quarter and in the first nine months of 2024 and 2023 was also favorably impacted as a result of excess tax benefits recognized upon settlement of share-based compensation awards. For both the third quarter of 2024 and 2023 this impact was $2 million, and for the first nine months of 2024 and 2023 this impact was $14 million and $12 million, respectively.
Numerous foreign jurisdictions have agreed to implement the Organization for Economic Co-operation and Development’s (“OECD”) Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least €750 million, which went into effect in 2024. The Company has continued to evaluate the effect of this through the end of the third quarter of 2024 and does not expect any material impacts for 2024. The Company will continue to monitor in future periods as additional jurisdictions enact Pillar 2 legislation.

13. Accumulated Other Comprehensive (Loss) Income
Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance as of December 31, 2023	$(969)	$(34)	$3	$133	$(867)
Other comprehensive income (loss) before reclassifications	75	10	(1)	(15)	69
Reclassification adjustments	—	(38)	—	10	(28)
Balance as of September 30, 2024	$(894)	$(62)	$2	$128	$(826)
Below is a summary of the adjustments for amounts reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

(in millions)	Affected Financial Statement Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Derivative instruments:
Interest rate swaps	Interest expense	$8	$17	$38	$35
Foreign exchange forward contracts	Revenues	3	(5)	—	20
Total before income taxes		11	12	38	55
Income taxes		3	3	10	14
Total net of income taxes		$8	$9	$28	$41
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenues
Technology & Analytics Solutions	$1,554	$1,431	$4,502	$4,331
Research & Development Solutions	2,162	2,122	6,404	6,244
Contract Sales & Medical Solutions	180	183	541	541
Total revenues	3,896	3,736	11,447	11,116
Cost of revenues, exclusive of depreciation and amortization
Technology & Analytics Solutions	922	859	2,720	2,593
Research & Development Solutions	1,442	1,410	4,268	4,213
Contract Sales & Medical Solutions	154	157	462	461
Total cost of revenues, exclusive of depreciation and amortization	2,518	2,426	7,450	7,267
Selling, general and administrative expenses
Technology & Analytics Solutions	227	217	681	652
Research & Development Solutions	222	217	666	640
Contract Sales & Medical Solutions	14	14	45	43
General corporate and unallocated	59	54	147	162
Total selling, general and administrative expenses	522	502	1,539	1,497
Segment profit
Technology & Analytics Solutions	405	355	1,101	1,086
Research & Development Solutions	498	495	1,470	1,391
Contract Sales & Medical Solutions	12	12	34	37
Total segment profit	915	862	2,605	2,514
General corporate and unallocated	(59)	(54)	(147)	(162)
Depreciation and amortization	(278)	(297)	(811)	(809)
Restructuring costs	(28)	(30)	(71)	(67)
Total income from operations	$550	$481	$1,576	$1,476
15. Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Numerator:
Net income	$285	$303	$936	$889
Denominator:
Basic weighted average common shares outstanding	182.1	182.9	182.1	184.4
Effect of dilutive stock options and share awards	2.1	2.6	2.2	2.5
Diluted weighted average common shares outstanding	184.2	185.5	184.3	186.9
Earnings per share attributable to common stockholders:
Basic	$1.57	$1.66	$5.14	$4.82
Diluted	$1.55	$1.63	$5.08	$4.76
Stock-based awards will have a dilutive effect under the treasury method when the respective period's average market value of the Company's common stock exceeds the exercise proceeds. Performance awards are included in diluted earnings per share based on if the performance targets have been met at the end of the reporting period.

For the three and nine months ended September 30, 2024 and 2023, the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions that have not been met at the end of the reporting period or the effect of including such stock-based awards in the computation would be anti-dilutive was 1.0 million and 0.9 million, and 1.0 million and 1.0 million, respectively.

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
Overview
IQVIA is a leading global provider of clinical research services, commercial insights and healthcare intelligence to the life sciences and healthcare industries. IQVIA’s portfolio of solutions are powered by IQVIA Connected Intelligence™ to deliver actionable insights and services built on high-quality health data, Healthcare-grade AI™, advanced analytics, the latest technologies and extensive domain expertise. With approximately 88,000 employees in over 100 countries, including experts in healthcare, life sciences, data science, technology and operational excellence, IQVIA is dedicated to accelerating the development and commercialization of innovative medical treatments to help improve patient outcomes and population health worldwide.

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
Foreign Currency Translation
In the first nine months of 2024, approximately 30% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenues and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period to period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results. As such, the differences noted below between reported results of operations and constant currency information is wholly attributable to the effects of foreign currency rate fluctuations.
Consolidated Results of Operations
For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.

Revenues

	Three Months Ended September 30,		Change
(in millions)	2024	2023	$	%
Revenues	$3,896	$3,736	$160	4.3%
For the third quarter of 2024, our revenues increased $160 million, or 4.3%, as compared to the same period in 2023. This increase was comprised of constant currency revenue growth of approximately $158 million, or 4.2%, reflecting a $118 million increase in Technology & Analytics Solutions, a $42 million increase in Research & Development Solutions, and a $2 million decrease in Contract Sales & Medical Solutions.

	Nine Months Ended September 30,		Change
(in millions)	2024	2023	$	%
Revenues	$11,447	$11,116	$331	3.0%
For the first nine months of 2024, our revenues increased $331 million, or 3.0%, as compared to the same period in 2023. This increase was comprised of constant currency revenue growth of approximately $393 million, or 3.5%, reflecting a $188 million increase in Technology & Analytics Solutions, a $189 million increase in Research & Development Solutions, and a $16 million increase in Contract Sales & Medical Solutions.
Cost of Revenues, exclusive of Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Cost of revenues, exclusive of depreciation and amortization	$2,518	$2,426	$7,450	$7,267
% of revenues	64.6%	64.9%	65.1%	65.4%
The $92 million increase in cost of revenues, exclusive of depreciation and amortization, for the three months ended September 30, 2024 as compared to the same period in 2023 included a constant currency increase of approximately $156 million, or 6.4%, reflecting a $70 million increase in Technology & Analytics Solutions, a $88 million increase in Research & Development Solutions, and a $2 million decrease in Contract Sales & Medical Solutions.
The $183 million increase in cost of revenues, exclusive of depreciation and amortization, for the nine months ended September 30, 2024 as compared to the same period in 2023 included a constant currency increase of approximately $480 million, or 6.6%, reflecting a $154 million increase in Technology & Analytics Solutions, a $311 million increase in Research & Development Solutions, and a $15 million increase in Contract Sales & Medical Solutions.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Selling, general and administrative expenses	$522	$502	$1,539	$1,497
% of revenues	13.4%	13.4%	13.4%	13.5%
The $20 million increase in selling, general and administrative expenses for the three months ended September 30, 2024 as compared to the same period in 2023 included a constant currency increase of approximately $19 million, or 3.8%, reflecting a $8 million increase in Technology & Analytics Solutions, a $7 million increase in Research & Development Solutions, and a $4 million increase in general corporate and unallocated expenses.
The $42 million increase in selling, general and administrative expenses for the nine months ended September 30, 2024 as compared to the same period in 2023 included a constant currency increase of approximately $64 million, or 4.3%, reflecting a $37 million increase in Technology & Analytics Solutions, a $35 million increase in Research & Development Solutions, and a $2 million increase in Contract Sales & Medical Solutions, offset by a $10 million decrease in general corporate and unallocated expenses.

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Depreciation and amortization	$278	$297	$811	$809
% of revenues	7.1%	7.9%	7.1%	7.3%
The $19 million decrease in depreciation and amortization for the three months ended September 30, 2024 compared to the same period in 2023 was primarily the result of less amortization of intangible assets from acquisitions.
The $2 million increase in depreciation and amortization for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily the result of an increase in amortization of capitalized software.
Restructuring Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Restructuring costs	$28	$30	$71	$67
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
Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Interest income	$(13)	$(14)	$(36)	$(24)
Interest expense	$170	$181	$499	$491
Interest income includes interest received primarily from bank balances and investments. The decrease for the three months ended September 30, 2024 as compared to the same period in 2023 is primarily a result of lower global deposit rates. The increase for the nine months ended September 30, 2024 as compared to the same period in 2023 is primarily a result of higher deposit rates.
Interest expense during the three months ended September 30, 2024 decreased compared to the same period in 2023 primarily due to lower debt balances. For the nine months ended September 30, 2024, interest expense increased as a result of higher base rate interest costs across the floating rate debt portfolio.
Other Expense (Income), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Other expense (income), net	$44	$(35)	$(12)	$(77)
Other expense (income), net for the three months ended September 30, 2024 increased compared to the same period in 2023 primarily due to foreign currency loss on transactions and to a lesser extent from revaluations of contingent consideration arrangements.
Other expense (income), net for the nine months ended September 30, 2024 decreased compared to the same period in 2023 primarily due to foreign currency loss on transactions.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Income tax expense	$65	$51	$189	$203
Our effective income tax rate was 18.6% and 14.6% in the third quarter of 2024 and 2023, and 16.8% and 18.7% in the first nine months of 2024 and 2023, respectively. Our effective income tax rate in the third quarter and in the first nine months of 2024 was favorably impacted due to changes in the geographical mix of earnings amongst the United States and foreign tax jurisdictions. Our effective income tax rate in the third quarter and first nine months of 2023 was favorably impacted by a reversal of uncertain tax positions relating to tax credit carryforwards in the amount of $21 million. Our effective income tax rate in the third quarter and in the first nine months of 2024 and 2023 was also favorably impacted as a result of excess tax benefits recognized upon settlement of share-based compensation awards. For both the third quarter of 2024 and 2023 this impact was $2 million, and for the first nine months of 2024 and 2023 this impact was $14 million and $12 million, respectively.
Numerous foreign jurisdictions have agreed to implement the OECD's Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least €750 million, which went into effect in 2024. We have continued to evaluate the effect of this through the end of the third quarter of 2024 and do not expect any material impacts for 2024. We will continue to monitor in future periods as additional jurisdictions enact Pillar 2 legislation.
Segment Results of Operations
Revenues and profit by segment are as follows:

Three Months Ended September 30, 2024 and 2023
	Segment Revenues		Segment Profit
(in millions)	2024	2023	2024	2023
Technology & Analytics Solutions	$1,554	$1,431	$405	$355
Research & Development Solutions	2,162	2,122	498	495
Contract Sales & Medical Solutions	180	183	12	12
Total	3,896	3,736	915	862
General corporate and unallocated			(59)	(54)
Depreciation and amortization			(278)	(297)
Restructuring costs			(28)	(30)
Consolidated	$3,896	$3,736	$550	$481

Nine Months Ended September 30, 2024 and 2023
	Segment Revenues		Segment Profit
(in millions)	2024	2023	2024	2023
Technology & Analytics Solutions	$4,502	$4,331	$1,101	$1,086
Research & Development Solutions	6,404	6,244	1,470	1,391
Contract Sales & Medical Solutions	541	541	34	37
Total	11,447	11,116	2,605	2,514
General corporate and unallocated			(147)	(162)
Depreciation and amortization			(811)	(809)
Restructuring costs			(71)	(67)
Consolidated	$11,447	$11,116	$1,576	$1,476
Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses related to integration activities and acquisitions. We also do not allocate restructuring costs, depreciation and amortization, or impairment charges, if any, to our segments.

Technology & Analytics Solutions

	Three Months Ended September 30,		Change
(in millions)	2024	2023	$	%
Revenues	$1,554	$1,431	$123	8.6%
Cost of revenues, exclusive of depreciation and amortization	922	859	63	7.3
Selling, general and administrative expenses	227	217	10	4.6
Segment profit	$405	$355	$50	14.1%

	Nine Months Ended September 30,		Change
(in millions)	2024	2023	$	%
Revenues	$4,502	$4,331	$171	3.9%
Cost of revenues, exclusive of depreciation and amortization	2,720	2,593	127	4.9
Selling, general and administrative expenses	681	652	29	4.4
Segment profit	$1,101	$1,086	$15	1.4%
Revenues
Technology & Analytics Solutions’ revenues were $1,554 million for the third quarter of 2024, an increase of $123 million, or 8.6%, over the same period in 2023. This increase was comprised of constant currency revenue growth of approximately $118 million, or 8.2%, reflecting revenue growth primarily in the Europe and Africa region and to a lesser extent in the Americas region.
Technology & Analytics Solutions’ revenues were $4,502 million for the first nine months of 2024, an increase of $171 million, or 3.9%, over the same period in 2023. This increase was comprised of constant currency revenue growth of approximately $188 million, or 4.3%, reflecting revenue growth primarily in the Europe and Africa region and to a lesser extent in the Americas region.
The constant currency revenue growth for the three and nine months ended September 30, 2024 was primarily driven by an increase in information and technology services and to a lesser extent by real world services. The constant currency revenue growth for the nine months ended September 30, 2024 was impacted by a decrease in COVID-19 related work.
Cost of Revenues, exclusive of Depreciation and Amortization
Technology & Analytics Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $63 million, or 7.3%, in the third quarter of 2024 over the same period in 2023. This increase included a constant currency increase of approximately $70 million, or 8.1%.
Technology & Analytics Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $127 million, or 4.9%, in the first nine months of 2024 over the same period in 2023. This increase included a constant currency increase of approximately $154 million, or 5.9%.
The constant currency increase for the three and nine months ended September 30, 2024 was mainly related to an increase in compensation and related expenses, and to a lesser extent from increases in reimbursed expenses and costs of acquiring and processing data to support revenue growth.
Selling, General and Administrative Expenses
Technology & Analytics Solutions’ selling, general and administrative expenses increased $10 million, or 4.6%, in the third quarter of 2024 as compared to the same period in 2023, which included a constant currency increase of approximately $8 million, or 3.7%.

Technology & Analytics Solutions’ selling, general and administrative expenses increased $29 million, or 4.4%, in the first nine months of 2024 as compared to the same period in 2023, which included a constant currency increase of approximately $37 million, or 5.7%.
The constant currency increase for the three and nine months ended September 30, 2024 was primarily related to an increase in compensation and related expenses.
Research & Development Solutions

	Three Months Ended September 30,		Change
(in millions)	2024	2023	$	%
Revenues	$2,162	$2,122	$40	1.9%
Cost of revenues, exclusive of depreciation and amortization	1,442	1,410	32	2.3
Selling, general and administrative expenses	222	217	5	2.3
Segment profit	$498	$495	$3	0.6%

	Nine Months Ended September 30,		Change
(in millions)	2024	2023	$	%
Revenues	$6,404	$6,244	$160	2.6%
Cost of revenues, exclusive of depreciation and amortization	4,268	4,213	55	1.3
Selling, general and administrative expenses	666	640	26	4.1
Segment profit	$1,470	$1,391	$79	5.7%
Backlog
Research & Development Solutions’ contracted backlog increased from $29.7 billion as of December 31, 2023 to $31.1 billion as of September 30, 2024, and we expect approximately $7.8 billion of this backlog to convert to revenues in the next twelve months.
Revenues
Research & Development Solutions’ revenues were $2,162 million for the third quarter of 2024, an increase of $40 million, or 1.9%, over the same period in 2023. This increase was comprised of constant currency revenue growth of approximately $42 million, or 2.0%, reflecting revenue growth primarily in the Europe and Africa region.
Research & Development Solutions’ revenues were $6,404 million in the first nine months of 2024, an increase of $160 million, or 2.6%, over the same period in 2023. This increase was comprised of constant currency revenue growth of approximately $189 million, or 3.0%, reflecting revenue growth primarily in the Europe and Africa region and to a lesser extent in the Asia-Pacific region.
The constant currency revenue growth for the three and nine months ended September 30, 2024 was primarily the result of volume-related increases in clinical services and to a lesser extent from volume-related increases in lab testing. The constant currency revenue growth was impacted by a decrease in COVID-19 related work.
Cost of Revenues, exclusive of Depreciation and Amortization
Research & Development Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $32 million, or 2.3%, in the third quarter of 2024 over the same period in 2023. This increase included a constant currency increase of approximately $88 million, or 6.2%.
Research & Development Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $55 million, or 1.3%, in the first nine months of 2024 over the same period in 2023. This increase included a constant currency increase of approximately $311 million, or 7.4%.

The constant currency increase for the three and nine months ended September 30, 2024 was primarily related to an increase in compensation and related expenses as a result of volume-related increases in clinical services and lab testing.
Selling, General and Administrative Expenses
Research & Development Solutions’ selling, general and administrative expenses increased $5 million, or 2.3%, in the third quarter of 2024 as compared to the same period in 2023, which included a constant currency increase of approximately $7 million, or 3.2%.
Research & Development Solutions’ selling, general and administrative expenses increased $26 million, or 4.1%, in the first nine months of 2024 as compared to the same period in 2023, which included a constant currency increase of approximately $35 million, or 5.5%.
The constant currency increase for the three and nine months ended September 30, 2024 was primarily related to an increase in compensation and related expenses.
Contract Sales & Medical Solutions

	Three Months Ended September 30,		Change
(in millions)	2024	2023	$	%
Revenues	$180	$183	$(3)	(1.6)%
Cost of revenues, exclusive of depreciation and amortization	154	157	(3)	(1.9)
Selling, general and administrative expenses	14	14	—	—
Segment profit	$12	$12	$—	—%

	Nine Months Ended September 30,		Change
(in millions)	2024	2023	$	%
Revenues	$541	$541	$—	—%
Cost of revenues, exclusive of depreciation and amortization	462	461	1	0.2
Selling, general and administrative expenses	45	43	2	4.7
Segment profit	$34	$37	$(3)	(8.1)%
Revenues
Contract Sales & Medical Solutions’ revenues were $180 million for the third quarter of 2024, a decrease of $3 million, or 1.6%, over the same period in 2023. This decrease was comprised of constant currency revenue decrease of approximately $2 million, or 1.1%.
Contract Sales & Medical Solutions’ revenues were $541 million in the first nine months of 2024, which is consistent with the same period in 2023. The comparison to the same period in 2023 includes constant currency revenue growth of approximately $16 million, or 3.0%, reflecting revenue growth in the Europe and Africa region and to a lesser extent the Asia-Pacific region.
The constant currency revenue growth for the nine months ended September 30, 2024 was primarily due to volume-related increases in services performed.
Cost of Revenues, exclusive of Depreciation and Amortization
Contract Sales & Medical Solutions’ cost of revenues, exclusive of depreciation and amortization, decreased $3 million, or 1.9%, in the third quarter of 2024 as compared to the same period in 2023. This decrease included a constant currency decrease of approximately $2 million, or 1.3%.

Contract Sales & Medical Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $1 million, or 0.2%, in the first nine months of 2024 as compared to the same period in 2023. This increase included a constant currency increase of approximately $15 million, or 3.3%.
The constant currency increase for the nine months ended September 30, 2024 was primarily related to an increase in costs associated with supporting revenue growth.
Selling, General and Administrative Expenses
Contract Sales & Medical Solutions’ selling, general and administrative expenses in the third quarter of 2024 were consistent with the same period in 2023.
Contract Sales & Medical Solutions’ selling, general and administrative expenses increased $2 million, or 4.7%, in the first nine months of 2024 as compared to the same period in 2023, which included a constant currency increase of approximately $2 million, or 4.7%.
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
We had a cash balance of $1,572 million as of September 30, 2024 ($538 million of which was in the United States), an increase from $1,376 million as of December 31, 2023.
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
Equity Repurchase Program
As of September 30, 2024, the total stock repurchase authorization under our equity repurchase program (the “Repurchase Program”) was $11,725 million. The Repurchase Program does not obligate us to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time.

During the nine months ended September 30, 2024, we repurchased 0.8 million shares of our common stock for $200 million under the Repurchase Program. As of September 30, 2024, we had remaining authorization to repurchase up to $2,163 million of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
Debt
As of September 30, 2024, we had $13,578 million of total indebtedness, excluding $1,995 million of additional available borrowings under our revolving credit facility. Our long-term debt arrangements contain customary restrictive covenants and, as of September 30, 2024, we believe we were in compliance with our restrictive covenants in all material respects.
Senior Secured Credit Facilities
As of September 30, 2024, our Fifth Amended and Restated Credit Agreement provided financing through the senior secured credit facilities of up to $6,688 million, which consisted of $4,693 million principal amounts of debt outstanding, and $1,995 million of available borrowing capacity on the revolving credit facility and standby letters of credit. See Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding our credit arrangements.
Receivables Financing Facility
On October 1, 2024, we amended our receivables financing facility to extend the term of the $550 million facility to October 1, 2027. Under the receivables financing facility, certain of our accounts receivable are sold on a non-recourse basis by certain of our consolidated subsidiaries (each, an “Originator”) to another of our consolidated subsidiaries, a bankruptcy-remote special purpose entity (the “SPE”). The SPE obtained a term loan and revolving loan commitment from third-party lenders, secured by liens on the assets of the SPE, to finance the purchase of the accounts receivable, which includes a $440 million term loan and a $110 million revolving loan commitment. As of September 30, 2024, no additional amounts of revolving loans were available under the receivables financing facility.
Nine months ended September 30, 2024 and 2023
Cash Flow from Operating Activities

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash provided by operating activities	$1,831	$1,402
Cash provided by operating activities increased $429 million during the first nine months of 2024 as compared to the same period in 2023. The increase was due to an increase in cash from accounts receivable and unbilled services ($557 million) and from cash-related net income ($23 million), offset by a decrease in cash from other operating assets and liabilities ($94 million) and unearned income ($57 million).
Cash Flow from Investing Activities

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash used in investing activities	$(1,134)	$(1,391)
Cash used in investing activities decreased $257 million during the first nine months of 2024 as compared to the same period in 2023, primarily driven by less cash used for acquisitions of businesses ($220 million), investments in debt and equity securities ($34 million), acquisitions of property, equipment and software ($32 million), purchases of marketable securities, net ($4 million) and cash received from sale of property, equipment and software ($25 million), offset by more cash used in investments in unconsolidated affiliates, net ($52 million) and less cash from other ($6 million).

Cash Flow from Financing Activities

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash (used in) provided by financing activities	$(503)	$38
Cash used in financing activities increased $541 million during the first nine months of 2024 as compared to the same period in 2023, primarily due to less cash from debt issuance, net ($1,231 million), more cash payments on debt and principal payments on finance leases ($12 million) and cash payments related to employee stock incentive plans ($3 million), offset by less cash used for repurchase of common stock ($563 million), for revolving credit facilities, net of repayments ($75 million) and payments for contingent consideration and deferred purchase price accruals ($67 million).
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
Each Guarantor subsidiary is consolidated by IQVIA Holdings Inc. as of September 30, 2024 and December 31, 2023. Refer to Exhibit 22.1 to this Quarterly Report on Form 10-Q for the detailed list of entities included within the obligated group as of September 30, 2024.
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
The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group as of:

(in millions)	September 30, 2024	December 31, 2023
Total current assets (excluding amounts due from subsidiaries that are non-Guarantors)	$756	$805
Total noncurrent assets	$10,789	$9,622
Amounts due from subsidiaries that are non-Guarantors	$4,390	$4,762

Total current liabilities	$4,047	$3,471
Total noncurrent liabilities	$11,611	$12,334
Amounts due to subsidiaries that are non-Guarantors	$6,131	$5,556
The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

	Nine months ended	Twelve months ended
(in millions)	September 30, 2024	December 31, 2023
Net revenues	$4,979	$6,299
Costs and expenses applicable to net revenues	$3,120	$4,190
Income from operations	$897	$912
Net income	$237	$86
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
From inception of the Repurchase Program through September 30, 2024, we have repurchased a total of $9,562 million of our securities under the Repurchase Program.
During the nine months ended September 30, 2024, we repurchased 0.8 million shares of our common stock for $200 million under the Repurchase Program. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of September 30, 2024, we had remaining authorization to repurchase up to $2,163 million of our common stock under the Repurchase Program.
Since the merger between Quintiles and IMS Health, we have repurchased 79.0 million shares of our common stock at an average market price per share of $116.36 for an aggregate purchase price of $9,188 million both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the IQVIA Holdings Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

The following table summarizes the monthly equity repurchase program activity for the three months ended September 30, 2024 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2024 — July 31, 2024	—	$—	—	$2,363
August 1, 2024 — August 31, 2024	—	$—	—	$2,363
September 1, 2024 — September 30, 2024	0.8	$243.77	0.8	$2,163
	0.8		0.8
Item 5. Other Information
In the third quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of IQVIA Holdings Inc. adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of IQVIA Holdings Inc., within the meaning of Item 408 of Regulation S-K.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on October 31, 2024.

IQVIA HOLDINGS INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)