Form 10-K
period 2024-12-31
IQVIA HOLDINGS INC.
filed 2025-02-13
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

    The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price as reported on the New York Stock Exchange on June 28, 2024, the last business day of the registrant’s most recently completed second quarter, was approximately $38.2 billion.
    As of February 5, 2025, there were approximately 176.1 million shares of the registrant’s common stock outstanding.
    Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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

PART I

Item 1. Business

Our Company

IQVIA is a leading global provider of clinical research services, commercial insights and healthcare intelligence to the life sciences and healthcare industries. IQVIA’s portfolio of solutions are powered by IQVIA Connected Intelligence™ to deliver actionable insights and services built on high-quality health data, Healthcare-grade AI™, advanced analytics, the latest technologies and extensive domain expertise. We are committed to using artificial intelligence ("AI") responsibly, ensuring that our AI-powered capabilities are grounded in privacy, regulatory compliance, and patient safety. With approximately 88,000 employees in over 100 countries, including experts in healthcare, life sciences, data science, technology and operational excellence, we are dedicated to accelerating the development and commercialization of innovative medical treatments to help improve patient outcomes and population health worldwide.

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

We have one of the largest and most comprehensive collections of healthcare information in the world, which includes more than 1.2 billion comprehensive, longitudinal, non-identified patient records spanning sales, prescription and promotional data, medical claims, electronic medical records, genomics, and social media. Our scaled and growing information set contains approximately 64 petabytes of unique proprietary data sourced from approximately 150,000 data suppliers and covering over one million data feeds globally. Based on this data, we deliver information and insights on approximately 90% of the world’s pharmaceuticals, as measured by 2023 sales. We standardize, curate, structure and integrate this information by applying our sophisticated analytics and leveraging our global technology infrastructure. This helps our clients run their organizations more efficiently and make better decisions to improve their clinical, commercial and financial performance. We have developed a comprehensive portfolio of intelligent, actionable information offerings over a period of many years through innovation, expertise and hard work that differentiates our capabilities to support customers throughout the world.

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

•Analytics-driven clinical development, which improves clinical trial design, site identification and patient recruitment by empowering therapeutic, scientific, and domain experts with expansive levels of information, including product level tracking in 95 markets, and information about treatments and outcomes on more than 1.2 billion unique non-identified patient records globally;

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

•Integration of information, analytics, technology, and domain expertise through IQVIA Connected Intelligence, which enables us to provide our clients with more effective options to address their needs from research and development through commercialization as well as truly innovative breakthroughs such as decentralized trials and global real-world evidence networks; and

•A staff of approximately 88,000 employees across the globe, including over 29,000 Technology & Analytics Solutions employees, approximately 49,000 Research & Development Solutions employees and approximately 6,000 Contract Sales & Medical Solutions employees.

Our Market Opportunity

We compete in a market of approximately $330 billion consisting of outsourced research and development, real-world evidence and connected health and technology enabled clinical and commercial operations markets for life sciences companies and the broader healthcare industry. The following sets forth our estimates for the size of our principal markets:

•Outsourced research and development: Biopharmaceutical spending on drug development totaled approximately $194 billion in 2024. Of that amount, we estimate that our addressable opportunity (clinical development spending excluding preclinical spending) was approximately $155 billion. The portion of this addressable opportunity that was outsourced in 2024, based on our estimates, was approximately $73 billion.

•Real-World Evidence and connected health: Total addressable market of approximately $85 billion in 2024 that consists of tightly coupled life sciences and healthcare markets. First, the life sciences market for Real-World Evidence of approximately $30 billion includes post-launch evidence generation, market access, and medical affairs. Second, the addressable opportunity for connected healthcare is approximately $55 billion, and includes areas such as revenue cycle management, payer & provider analytics and clinical decision support services.

•Technology enabled commercial operations: Total addressable market of approximately $82 billion in 2024 that includes information, data warehousing, IT outsourcing, software applications and other services in the broader market for IT services. This addressable opportunity also includes commercial services such as recruiting, training, deploying and managing global sales forces, channel management, patient engagement services, market access consulting, brand communication, advisory services, and health information analytics and technology consulting.

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

Growth and innovation in the life sciences industry. The life sciences industry is a large and critical part of the global healthcare system and, according to the latest information available from the IQVIA Market Prognosis service, is estimated to have generated approximately $1.73 trillion in revenues in 2024. According to the IQVIA Institute, it is estimated that spending on pharmaceuticals in emerging markets will expand at a 5% to 8% compound annual growth rate (“CAGR”) through 2029. The growth of emerging markets demonstrates their strategic importance to global life sciences organizations along with the emergence of local and regional companies with similar operational and informational needs. We expect all of these organizations to apply a high degree of sophistication to their commercial operations in these countries, especially as some begin to emerge as sources of original innovative products. For global companies, this requires highly localized knowledge and information assets, the development of market access strategies and performance benchmarking. In addition, local players are learning that they need to compete on the basis of improved information and analytics.

Growth in Research and Development. Spending trends in research and development are impacted as a result of several factors, including major biopharmaceutical companies’ efforts to replenish revenues lost from the so-called “patent cliff,” increased access to capital by the small and midcap biotechnology industry, and recent increases in pharmaceutical approvals by regulatory authorities. The IQVIA Institute also estimates that approximately 350 new molecular entities (“NMEs”) are expected to be approved between 2025 and 2029, or 70 per year compared to 61 per year on average during the past decade. We believe that further research and development spending, combined with the continued need for cost efficiency across the healthcare landscape, will continue to create opportunities for biopharmaceutical services companies, particularly those with a global reach and broad service offerings, to help biopharmaceutical companies with their pre- and post-launch solutions development and commercialization needs. The impact of recent legislative changes on product launch and industry innovation continues to be evaluated. IQVIA is involved with many stakeholders throughout the industry as we help navigate changes over the coming decade.

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

In order to derive valuable insights from existing and expanding sources of information, clients need access to statistically significant data sets organized into databases that can be queried and analyzed. For example, real-world evidence studies demonstrate practical and clinical effectiveness, which can require the aggregation and integration of large clinical data sets across multiple care settings, types of therapies and patient cohorts. Longitudinal studies require analysis of non-identified patient diagnoses, treatments, procedures and laboratory test results to identify types of patients that will likely best respond to particular therapies. Finally, manufacturers also can require the ability to analyze social media activity to identify unmet patient needs and support for new orphan drugs. This information is highly relevant to all healthcare stakeholders and we believe the opportunity to more broadly apply healthcare data can only be realized through structuring, organizing and integrating new and existing forms of data in conjunction with sophisticated analytics.

Need for demonstrated value in healthcare. Participants in the healthcare industry are focused on improving quality and reducing costs, both of which require assessment of quality and value of therapies and providers. As a result, physicians no longer make prescribing decisions in isolation, but rather in the context of guidance and rules from payers, integrated delivery networks and governments. We believe life sciences companies are working to bring alignment across constituents on the value of their treatments in order to successfully develop and commercialize new therapies and improve lives of patients.

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

We believe we are well positioned to take advantage of these global trends in healthcare. Beyond our proprietary information assets, we have developed key capabilities to assess opportunities to develop and commercialize therapies, support and defend the value of medicines and help our clients operate more efficiently through the application of our clinical, scientific and operational knowledge as well as our insight-driven decision-making and cost-efficient technology solutions.

Our Growth Strategy

We believe we are well positioned for continued growth across the markets we serve. Our strategy for achieving growth includes:

Continue to innovate through our IQVIA Connected Intelligence by leveraging our information, advanced analytics, transformative technology and significant domain expertise. As a leader in the development and commercialization of new pharmaceutical therapies, we can empower our therapeutic, scientific and domain experts with expansive levels of information including product level tracking in 95 markets and information about treatments and outcomes on more than 1.2 billion unique non-identified patient records. By connecting this intelligence, we have the ability to optimize the clinical trial process and enable our clients to reduce costs and get their products to market more quickly through more informed site selection, faster patient recruitment practices and decentralized trials. We transform Real World Evidence by linking prospective and retrospective approaches and introduce innovation such as secondary control arms, which can eliminate the need for a placebo group. We bring best in class Software as a Service ("SaaS") platforms, purpose built for life sciences, to our clients to help them run their clinical and commercial operations more efficiently.

Build upon our extensive client relationships and leverage our global presence. We have a diversified base of over 10,000 clients in over 100 countries and have expanded our client value proposition to address a broader market for research and development and commercial operations which we estimate to be approximately $330 billion in 2024. Through the combined offerings of research and development and commercial services we built a platform that allows us to be a more complete partner to our clients.

Expand the penetration of our offerings to the broader healthcare marketplace. We believe that substantial opportunities exist to use our existing technology and domain expertise to serve additional healthcare stakeholders (payers, providers, healthcare professionals, governments, non-governmental organizations) to quantify and optimize cost of care delivery; provide registry technology to professional association and patient communities and support healthcare providers with system implementation and platform migration.

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

Real World Solutions. We enable life sciences and provider customers to generate and disseminate evidence in a cost-efficient manner which informs health care decision making and ultimately improves patients’ outcomes. Our use of a wide range of privacy and security safeguards protect non-identified patient-level medical claims, prescriptions, electronic medical records, genomics, patient reported outcome and social media data. Our scaled information networks include more than 1.2 billion unique non-identified patient records globally, as well as access to profiles of over 4,100 real world data assets in more than 100 countries uniquely facilitating data discoverability for healthcare research via the IQVIA Health Data Catalog. We technology-enable these data flows by harmonizing them to common data models and loading them onto our proprietary evidence platforms for secure access by our customers. We provide access to deep clinical data in Oncology, Rare Disease, and other specialty areas. Our Natural Language Processing capabilities help us create structured data from unstructured clinical notes and the published literature, and provide accredited independent medical educational content. We help our global customers across payers, providers, governments, and biopharmaceutical companies to answer critical questions about healthcare interventions related to safety, effectiveness, and value. We also bring together stakeholders across healthcare to collaborate in efforts to develop new information sources, more effective reimbursement models, and better patient outcomes.

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

Patient and Site Centric Solutions. A comprehensive suite of technology and site support services which create custom strategies to engage and retain patients. Included is our site management organization Avacare Clinical Research Network, which orchestrates the activities of over 200 investigators and extends solutions to patients across more than 20 therapeutic indications in nearly 40 locations. Additionally, our decentralized approaches and technologies support sites and sponsors through direct-to-patient recruitment, remote nursing, data entry, and study coordinator resources. Our solutions reduce study burden and foster a supportive, patient-centric journey.

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

Medical Services. We provide a range of medical services and scientific strategy to help biopharmaceutical companies plan and transition from the clinical trial setting to commercialization. Beginning in the clinical trial stage, our services can deploy educators to clinical trial sites to accelerate patient recruitment and improve retention, assist in translation of complex clinical trial data into a compelling scientific platform and publication strategy, and, provide field medical teams to facilitate scientific engagement with key opinion leaders and healthcare decision makers, before and after product approval.

Our Clients

Sales to companies in life sciences, including pharmaceutical companies, biotechnology companies, device and diagnostic companies, and consumer health companies, account for the majority of our revenues. Nearly all of the top 100 global pharmaceutical and biotechnology companies, measured by revenues, are clients, and many of these companies subscribe to reports and services in many countries. Other clients include payers, government and regulatory agencies, providers, pharmaceutical distributors, and pharmacies. Our client base is broad in scope and enables us to avoid dependence on any single client. No single client accounted for 10% or more of our total Company revenues in 2024, 2023 or 2022. For the year ended December 31, 2024 the largest client based on its percentage of total Company revenues contributed approximately 5%.

Our Competition

Our Technology & Analytics Solutions business competes with a broad and diverse set of businesses. While we believe no competitor provides the combination of geographical reach and breadth of our services, we generally compete in the countries in which we operate with other information, analytics, technology, services and consulting companies, as well as with the in-house capabilities of our clients. Also, we compete with certain government agencies, private payers and other healthcare stakeholders that provide their data directly to others. In addition to country-by-country competition, we have a number of regional and global competitors in the marketplace as well. Our offerings compete with various firms, including Accenture, Aetion, Panalgo (a Norstella company), Cognizant Technology Solutions, Deloitte, Pharmaceutical Product Development, Inc. (part of Thermo Fisher Scientific Inc.), Relx, IBM, Infosys, Oracle Health, McKinsey, NielsenIQ, Optum Insight (part of UnitedHealth Group), Parexel International Corporation, Press Ganey, RTI Health Solutions, ICON plc, Definitive Healthcare, Cegedim, Tempus, Merative, CompuGroup Medical, Medidata (Part of Dassault Systèmes), Clarivate, Veeva, and ZS Associates. We also compete with a broad range of new entrants and start-ups that are looking to bring new technologies and business models to healthcare information services and technology services.

The markets for Research & Development Solutions offerings are highly competitive, and we compete against traditional clinical research organizations (“CROs”), the in-house research and development departments of biopharmaceutical companies, universities, and teaching hospitals. Among the traditional CROs, there are thousands of small, limited-service providers, several medium-sized firms and only a few full-service companies with global capabilities. Some of our larger competitors include ICON plc, Parexel International Corporation, Pharmaceutical Product Development, Inc., and Syneos Health, among others.

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

Sustainability

We are committed to sustainable practices that further our corporate mission of accelerating innovation for a healthier world. Our sustainable business practices are organized under three pillars — People, Public and Planet. For further information on our sustainability program and achievements, see our 2024 Sustainability Report (the "2024 Sustainability Report"), which will be available on our website at https://www.iqvia.com/about-us/sustainability. Information in the 2024 Sustainability Report is not incorporated by reference in, and does not form part of, this Annual Report on Form 10-K. To facilitate the disclosure of comparable, consistent, and reliable sustainability information, the 2024 Sustainability Report will be aligned with the Sustainability Accounting Standards Board ("SASB") and the Global Reporting Initiative ("GRI") reporting frameworks by including therein and reporting against their respective reporting standards indexes. The 2024 Sustainability Report also discusses our risks and opportunities related to environmental events and natural disasters in accordance with the recommended disclosures of the Task Force on Climate-related Financial Disclosures ("TCFD").

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

In particular, personal health information is recognized in many countries or regions such as the United States, the European Union (EU), Latin America, Asia and others, as a special, sensitive category of personal information, subject to additional mandatory protections. Violations of data protection regulations are subject to administrative penalties, civil money penalties and criminal prosecution, including corporate fines and personal liability.

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

Artificial Intelligence

Artificial Intelligence ("AI") presents opportunities for smarter healthcare. It can enable the industry to better understand patient needs, identify new approaches to treatment, and scale and democratize access to medicine. IQVIA has a rich history of developing Healthcare-grade AI™. We have steadily expanded our capabilities over the years in connection with machine learning, natural language processing and generative AI as technology evolves. For example, AI can be used to generate new insights and recommendations, helping to increase clinical trials efficiency at all stages from trial design to data submission.

We use AI to deliver tangible customer benefits and patient impact, while focusing on ethical application, responsible use and compliance with emerging regulation. The expanded use of AI is generating clear benefits, but also concerns about data security, privacy and trust. IQVIA is committed to implementing technology in a way that addresses these concerns. Our new Center for Defensible Data and AI and our AI Governance Council support employee compliance with our guiding principles of Defensible AI, Trustworthy AI, and Responsible and Ethical AI. This helps us to maintain high standards across the business and ensures we are well-placed to comply with emerging regulation such as the European Union’s Artificial Intelligence Act (the "EU AI Act") and the Colorado AI Act.

Given the sensitive and complex nature of health-related information, developing and implementing AI for healthcare requires additional safeguards, including privacy standards and regulatory compliance. IQVIA Healthcare-grade AI™ is embedded across our AI-powered offerings, engineered to meet the level of precision, speed, and trust needed by the industry. It combines IQVIA's expertise across life sciences, data science, information management, and technology with AI models trained on our extensive, high quality, and diverse health data. Our ability to connect these powerful capabilities enables us to responsibly advance AI in healthcare and accelerate the delivery of solutions to improve patients’ lives.

IQVIA employs a wide variety of policies, procedures, guidelines, training, communications, tools and other resources to support the responsible use of AI technologies, including generative AI, to use AI responsibly and comply with legislation such as the EU AI Act, including:

•For higher risk AI activities, we have established procedures and methodologies to evaluate or test input, AI models, output and other aspects of AI use for error, bias, hallucinations and results that are not otherwise fit for the intended purpose.

•For lower risk activities, a variety of policies, standard operating procedures, guidance and training support our employees in the use of AI models — for example, the use of AI assistants to improve employee communications, and ensuring we have the necessary rights to use any non-IQVIA content with AI tools.
•We have established private instances of certain public large language models. This ensures proprietary IQVIA content is not used to train public models and that the output and AI models derived from the use of proprietary content remains subject to IQVIA requirements and guidelines.
•Robust AI policies and practices must be built on a solid foundation of good information governance policies and practices relating to data privacy, information security, intellectual property management, contract compliance, vendor management and related domains. IQVIA has extensive policies and practices addressing these topics, and substantial resources and experience in each of these domains.
•Good AI policies and practices also depend upon strong supporting policies, practices and experience relating to the design, development, testing, implementation, management and support of technology. IQVIA has extensive policies and practices addressing these topics, and substantial resources and experience relating to the responsible use of technology.
•IQVIA employs an information security framework based on National Institute of Standards and Technology ("NIST"), Health Information Trust Alliance ("HITRUST") and other common standards to define the minimum security controls and safeguards that are appropriate for each type of content.

Human Capital

Overview. Our approximately 88,000 employees drive our vision to power smarter healthcare for everyone, everywhere. They are comprised of specialists across multiple disciplines, including medical and life sciences, engineering, technology, data science and more. Investments in our people are aimed at attracting, developing, and retaining a talented workforce. These efforts not only engage our people but also result in strong productivity and superior outcomes for our clients.

We unite our global workforce through our Employee Value Proposition (EVP), which consists of four values that make up our identity – passion, collaboration, innovation, and growth. The nature of our business attracts IQVIANs who thrive by innovating and growing together while they do meaningful work that helps people lead healthier lives.

We offer curated upskilling pathways and project opportunities across our businesses, empowering employees to build the skills for tomorrow while following their passions. We encourage IQVIANs to pursue multiple careers here, including unconventional career paths that bring new ways of thinking. This commitment fosters their professional development and, in an industry as competitive as ours, contributes to our favorable attrition and internal movement.

Board Oversight of Human Capital Management. Our Board of Directors (our "Board") receives periodic updates on key human capital metrics, including recruitment and attrition rates, talent development data, and statistics related to our overall workforce.

Our Board also devotes significant time to leadership development and succession planning at the executive level and provides guidance on important decisions in each of these areas. The Leadership Development and Compensation Committee of the Board has primary responsibility for succession planning for the chief executive officer and oversight of succession planning for senior leadership.

Human Capital Management Strategy. Our employees are essential to our continued success and are a core element of our long-term strategy, especially as demand for critical skills continues to grow. Senior management is responsible for ensuring that our initiatives, policies, and processes reflect and reinforce our desired corporate culture, which we believe supports the development of the people and skills we will need tomorrow. Our human capital management strategy is built on three fundamental focus areas:

•Recruitment. We consider a range of qualified candidates for all positions. We hire qualified individuals with a variety of backgrounds and experiences from both within and outside the organization for positions at all levels.

•Development & Progression. We are committed to having a broad pipeline of talent moving through our organization and providing opportunities for all employees to develop within their current role as well as towards their next role. We do this by promoting our One IQVIA, Multiple Careers approach, which helps employees build their skills using our curated learning content and uses technology to match employees to open roles and projects.

•Retention. We seek to develop a working environment where employees feel engaged and supported, wanting to stay and grow with us. Our retention efforts focus on areas that are important to our employees, including community, career, health & well-being, and financial rewards.

Employee Engagement. Maintaining regular and open channels of dialogue with employees and receiving and responding to their feedback with actionable and meaningful initiatives is critical to our human capital management strategy. Our bi-annual companywide surveys provide a valuable opportunity to hear the perspectives of our workforce around the world.

We heard from 71,000 employees on average across our two surveys in 2024, equivalent to an average 84% response rate. The employee engagement index has been stable across our surveys in 2024 with 79% of our employees who responded saying they feel engaged. 89% of employees who responded feel they are acquiring the knowledge and skills necessary to be effective in their roles, 7 points above the Fortune 500 Benchmark, with 9,700 employees participating in IQVIA’s Generative AI Masterclass Series. 83% of employees who responded see a clear link between their work and IQVIA’s vision, 2 points above the Fortune 500 Benchmark. 70% of employees who responded believe IQVIA encourages an environment where they can challenge the status quo, surpassing the Fortune 500 Benchmark by 3 points.

Building Community. The scale and geographic reach of our business is a key asset that we leverage as we focus on building a connected community that celebrates both individual and cultural differences. This is a foundation of our approach to human capital management. We create this culture for employees regardless of gender, race, color, creed, religion, marital status, age, national origin or ancestry, physical or mental disability, medical condition, veteran status, citizenship, sexual orientation, gender identity or any other protected group status.

Our global workforce operates in over 100 countries and represents approximately 90 different ethnicities. Approximately 62% of our employees globally identify as female and approximately 53% of employees worldwide at a manager level identify as female. In the United States, approximately 39% identify as a minority, including 16% who identify as Asian, 12% who identify as Black or African American, 8% who identify as Hispanic or Latino and 3% who identify as a different minority.

Our growing network of Employee Resource Groups ("ERGs") provides a framework for employees to connect and collaborate with colleagues with similar interests. These groups support our values and business goals and foster the multifaceted thinking required for innovation, providing a forum for the exchange of ideas and opportunities for mentoring and professional development. These groups also organize activities to engage and educate our wider employee community on different perspectives and experiences. There are eight global ERGs and all are employee-led, voluntary, and open to every employee. Each ERG has a mission that is aligned to our vision, values, and core operating principles. In 2024, we grew our ERG membership to 13,000 participants spanning 69 countries across the globe.

Our second 2024 Employee Pulse Survey included a focus on belonging to enable us to understand employee needs in this area and align our approach to help employees do their best work. According to respondents, the most important elements of belonging include opportunities to learn and grow; working in a supportive team environment; and being involved in meaningful work. The most-selected actions that foster employees’ sense of belonging were regular manager feedback, formal and informal recognition for their contributions, and learning/development activities. These insights are being incorporated into our plans to further reinforce our strengths and drive meaningful updates.

Employee Health & Well-being. Investing in resources and incentives to promote the personal well-being of our employees and their families is an important way we support our people.

We provide a variety of market-competitive health and welfare benefit plans that are available to employees and their family members, based on their location and specific country regulations. Plans may include medical, dental, and vision coverage; telemedicine and on-site medical care; critical illness coverage; disability, accidental death and dismemberment, pet and life insurance; tuition reimbursement; identity theft protection; commuter benefits; matching gift programs; and locally relevant savings and retirement plans such as pensions.

We provide parental leave for all full-time employees for the birth or adoption of a child, with variability in leave time dependent on location. We also provide paid leave for other life matters including sick time, bereavement, jury duty, military service, and time off for voting, depending on country specific policies.

Beyond health and welfare benefits, many regions also offer employee well-being programs. “Healthy You” is our global program focusing on building a healthy work environment where employees thrive and can maximize their potential, improving health outcomes for all. The program focuses on five pillars: work, finances, connections, minds and bodies. In the United States, “Healthy You” offers employees a range of wellness benefits, including free flu shots, teledoc services, nutrition counseling, tobacco cessation support and reimbursement for wellness-related expenses.

Our local Employee Assistance Programs ("EAPs") are available to our workforce worldwide. EAPs offer counseling services, alongside accessible training and webinars focused on a variety of everyday topics including financial planning, nutrition, social connections, stress management, time management and work-life balance. While benefits vary depending on location and local regulations, in all cases we aim to support the physical, mental, social, and financial well-being of employees and their families.

Financial Rewards. IQVIA compensation programs support our overall strategy by linking employee compensation with both business and personal performance. This approach to compensation demonstrates our “pay for performance” philosophy, as well as our focus on providing compensation programs that attract, retain, motivate and reward employees. In addition to the benefits described above, our compensation programs include base salaries, annual bonuses, and long-term incentive awards.

Talent & Learning. In a highly competitive industry, nurturing talent is both a priority and a necessity. Employee growth and development are key components of our Employee Value Proposition and our human capital management strategy. We foster a culture of curiosity and flexibility, encouraging our employees to explore different career opportunities within the organization. By taking ownership of their development in collaboration with managers, mentors, and peers, our employees are empowered to shape their career paths and achieve their full potential.

We invest in our employees' development throughout their careers at IQVIA, with a range of talent and learning initiatives that leverage cutting-edge digital tools to support business growth and meet the evolving needs of our employees. Our performance management system is aligned to this journey, emphasizing continuous dialogue about priorities, contributions, and personal growth – ensuring that employees feel supported, valued and recognized.

We are committed to building an environment where our employees have opportunities to learn, grow and shape their careers according to their aspirations and interests. Through our One IQVIA Multiple Careers model, we offer an extensive range of technology-enabled tools and resources from onboarding through to leadership training, enabling our people to plan their own career paths. Our continually expanding Career Connections platform provides 37,000 registered users access to mentoring, projects, and open roles to further develop skills in a practical setting and pursue their next role when ready.

Our learning and development offerings allow our employees to put the One IQVIA, Multiple Careers Model into action. For example, our IQVIA Learning Academy informs employees about in-demand skills within IQVIA, providing transparency about the talent and expertise needed to meet future growth objectives. In 2024, employees continued building future skills through 215,000 visits to the IQVIA Learning Academy, with new learning paths aligned to business needs spanning artificial intelligence, evolving leadership, and data insights, amongst others.

Learning at IQVIA is not a one-size-fits-all approach. Our offerings span business simulations, peer coaching, skills assessments, business projects, on-demand courses, short videos, live trainings, and quick reads. We also continually explore how technology can enhance our training offerings, making AI-based training another key focus area. For example, we used AI to develop a simulation of a fictional Alzheimer’s disease clinical trial where learners can practice the key skills needed to be a Clinical Research Associate. In the Asia Pacific region, our 2024 AI employee program included training, a hackathon, and use-case-sharing — enabling participants to build confidence in using AI tools in their work.

We maintain a focus on building the strong leadership pipeline we need to ensure our long-term success, offering differentiated programs tailored to different levels and goals. In 2024, over 1,099 employees from 48 countries participated in our enterprise leadership programs for key talent. Several examples include:

•Global Leadership Development Program: Designed to build the next generation of global leaders by developing their business acumen, strategy, and people leadership skills.

•Leader of the Future Portal (LOFT): Continues to help our managers shift their mindsets to successfully lead high-performing teams in a hybrid work environment.

•General Management Acceleration Program: Piloted in 2024 in the U.S. and EMEA region, we created a program for future leaders within the Research and Development Solutions (R&DS) business to build our pipeline of individuals ready to fill a range of senior R&DS leadership roles. Expansion to the Asia Pacific region is planned for 2025.

Health and Safety. We are committed to maintaining a safe workplace that supports and promotes our employees’ health. We adopt a safety-first mindset and continually look for ways to strengthen our procedures and practice, striving for safety excellence.

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

IQVIA operates laboratories in the Americas, Asia, Europe, South Africa, and the United Kingdom. Certain IQVIA laboratories are certified to ISO 14001:2015 and ISO 45001:2018. Depending on the location and services provided accreditation also will include ANVISA, CAP ISO 15189, CDC Lipids, CLIA, ISO 9001, MOH Certified Laboratory, and NSGP Level 1.

Available Information

Our website address is www.iqvia.com, and our investor relations website is located at http://ir.iqvia.com. Information on our website is not incorporated by reference herein. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our proxy statements for our annual meetings of stockholders, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information on the SEC's website does not constitute part of this Annual Report on Form 10-K. Also posted on our website are our certificate of incorporation and by-laws, the charters for our Audit Committee, Leadership Development and Compensation Committee and Nominating and Governance Committee, our Corporate Governance Guidelines, and our Code of Conduct governing our directors, officers and employees. Copies of our SEC reports and corporate governance information are available in print upon the request of any stockholder to our Investor Relations Department at IQVIA Holdings Inc., 2400 Ellis Road, Durham, North Carolina 27703. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), we will post on our website any amendment to the Code of Conduct or any waiver of such policy applicable to any of our senior financial officers, executive officers or directors.

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

We rely upon the security of our computer and communications systems infrastructure to protect us from cyberattacks and unauthorized access. Cyberattacks can include malware, computer viruses, hacking or other significant disruption of our computer, communications and related systems. Third parties may attempt to improperly persuade customers, suppliers, vendors, partners, employees or others to disclose sensitive information such as user names, passwords or other information that can be used to gain unauthorized access to systems or data. Cyber threats are rapidly evolving and are becoming increasingly sophisticated. As cyber threats evolve and become more difficult to detect and successfully defend against, one or more cyber threats might defeat the measures that we or our vendors take to anticipate, detect, avoid or mitigate such threats. Certain techniques used to obtain unauthorized access, introduce malicious software, disable or degrade service, or sabotage systems may be designed to remain dormant until a triggering event and we may be unable to anticipate these techniques or implement adequate preventative measures since techniques change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources. Our preventive and remedial actions may not be successful. We have acquired various companies, products, services and technologies over the years. While we make significant efforts to identify and address IT security issues with respect to these acquisitions, we may still inherit security risks associated with these activities. The size and complexity of our IT and information security systems, and those of our vendors (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions including, but not limited to, by our employees, contingent workers, service providers, business partners, customers or malicious attackers. Such attacks, whether successful or unsuccessful, could result in our incurring costs related to, for example, rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages or fines, or taking other remedial steps with respect to third parties. Publicity about vulnerabilities and attempted or successful incursions could damage our reputation with clients and data suppliers and reduce demand for our services.

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

We are pursuing business transformation initiatives to update technology, increase innovation and obtain operating efficiencies. As part of these initiatives, which include accelerating site start-up timelines and improving our customer buying experience, we seek to improve our productivity, flexibility, quality, functionality and cost savings by investing in the development and implementation of global platforms and integration of our business processes and functions to achieve economies of scale. These various initiatives may not yield their intended gains, or be completed in a timely manner, which may impact our competitiveness and our ability to meet our growth objectives and, as a result, materially and adversely affect our business, operating results and financial condition.

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

In general, patient health information is among the most sensitive (and highly regulated) of personal information. Privacy Laws in the United States and around the world are designed to ensure that information about an individual’s healthcare is properly protected from inappropriate access, use and disclosure. Privacy Laws also include the European Union’s (“EU”) General Data Protection Regulation, Canada’s Personal Information Protection and Electronic Documents Act and other data protection, privacy, data security, data localization and similar national, state/provincial and local laws. In the EU and in many other regions or countries, personal data includes any information that relates to an identifiable natural person. Health information about an identifiable person carries additional obligations under these laws, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU rules with respect to cross-border transfers of such data out of the EU (along with similar data transfer requirements or data localization requirements in other countries).

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

In addition, any failure by the computer environments we use to provide sufficient processing or network capacity to transfer data could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in significant delays in our ability to deliver services to our clients and increase our costs. Additionally, significant delays in system enhancements or inadequate performance of new or upgraded systems once completed could damage our reputation and harm our business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, could adversely affect our businesses. Although we carry property and business interruption insurance, our coverage might not be adequate to compensate us for all losses that may occur.

We have continued to undertake significant programs to optimize business processes with respect to our services. Our inability to effectively manage the implementation and adapt to new processes designed into new or upgraded systems in a timely and cost-effective manner may result in disruption to our business and negatively affect our operations.

We have entered into agreements with certain vendors to provide systems development, integration services and hosting of IT platform(s) for programs to optimize our business processes. If such vendors fail to perform as required or if there are substantial delays in developing, implementing and updating the IT platform, our client delivery may be impaired, and we may have to make substantial further investments, internally or with third parties, to achieve our objectives. Additionally, our progress may be limited by parties with existing or claimed patents who seek to enjoin us from using preferred technology or seek license payments from us. Meeting our objectives is dependent on a number of factors which may not take place as we anticipate, including obtaining adequate technology-enabled services, creating IT-enabled services that our clients will find desirable and implementing our business model with respect to these services. Also, increased IT-related expenditures may negatively impact our profitability.

We may experience challenges with the acquisition, development, enhancement or deployment of technology necessary for our business.

We operate in businesses that require sophisticated computer systems and software for data collection, data processing, cloud-based platforms, analytics, cryptography, statistical projections and forecasting, mobile computing, social media analytics and other applications and technologies, particularly in our Technology & Analytics Solutions and Research & Development Solutions businesses. We are building artificial intelligence (AI) technologies into internal applications and solutions we use with others, including clients; we expect the use of AI to grow. We seek to address some of our technology risks by increasing our reliance on the use of innovations by cross-industry technology leaders and adapt these for our biopharmaceutical and healthcare industry clients. Some of these technologies supporting the industries we serve are changing rapidly and we must continue to adapt to these changes in a timely and effective manner at an acceptable cost. We also must continue to deliver data to our clients in forms that are easy to use while simultaneously providing clear answers to complex questions. There can be no guarantee that we will be able to develop, acquire or integrate new technologies, that these new technologies will meet our needs or those of our clients’ needs or achieve expected investment goals, or that we will be able to do so as quickly or cost-effectively as our competitors. Significant technological change could render certain of our services obsolete. Moreover, the introduction of new services embodying new technologies could render certain of our existing services obsolete. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our services in response to changing client and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our services. New services, or enhancements to existing services, may not adequately meet our own requirements or those of current and prospective clients or achieve any degree of significant market acceptance. Regulations relating to the use of AI and the interpretation of those regulations by regulators, courts and others are in the early stages of development and evolving, which may make it difficult to identify adequate compliance requirements or suitable governance practices to meet those requirements. These types of failures could have a material adverse effect on our operating results, financial condition and reputation.

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

Although we did not have any client that represented 10% or more of our revenues in 2024, 2023 and 2022, we derive the majority of our revenues from a number of large clients. If any large client decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

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

•the United States or foreign countries have and could continue to enact legislation or impose regulations or other restrictions, including unfavorable labor regulations, tax policies, trade barriers, or economic sanctions, which could have an adverse effect on our ability to conduct business in or expatriate profits from the countries in which we operate, including hiring, retaining and overseeing qualified management personnel for managing operations in multiple countries, differing employment practices and labor issues, and tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in a higher effective tax rate for us;

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

Increasing focus on sustainability and other similar initiatives could increase our costs, and inaction could harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, customers, environmental activists, the media, and governmental and nongovernmental organizations on a variety of environmental and sustainability matters. In light of the importance of this to our internal and external stakeholders, if we are not effective in addressing environmental and sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental and sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements (including, but not limited to the EU Corporate Sustainability Reporting Directive, the EU Taxonomy, and the EU Corporate Sustainability Due Diligence Directive). Such rules may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and Board. If we fail to comply with new laws, regulations, or reporting requirements, our reputation and business could be adversely impacted. In addition, compliance with new laws, regulations, and reporting requirements may increase our costs, result in disclosures of potentially competitively sensitive information, or may cause us to be targeted by activists, regulators, or others who want us to take a different approach to such matters or increase our disclosures or commitments.

In addition, certain environmental and sustainability disclosures and commitments we make may be reliant in part or in whole on third party information, which we cannot verify the quality of, and third party performance, which we cannot guarantee. We may fail to meet our environmental and sustainability commitments either entirely or on the schedule we commit to.

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

Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and acquired intangible assets.

We assess the realizability of our goodwill annually and conduct an interim evaluation for goodwill and acquired intangible assets whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. Our ability to realize the value of the goodwill and acquired intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn could depend in part on how well we have integrated these businesses into our own business. If we are not able to realize the value of the goodwill and acquired intangible assets, we may be required to incur material charges relating to the impairment of those assets. Such impairment charges could materially and adversely affect our operating results and financial condition.

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

The biopharmaceutical services industry is highly competitive. Our business often competes with other biopharmaceutical services companies, internal discovery departments, development departments, sales and marketing departments, information technology departments and other departments within our clients, some of which could be considered large biopharmaceutical services companies in their own right with greater resources than ours. We also compete with universities, teaching hospitals, government agencies and others. If we do not compete successfully, our business will suffer. The biopharmaceutical services industry is highly fragmented, with numerous smaller specialized companies and various companies with multi-country capabilities similar to certain of our own capabilities. Increased competition has led to price and other forms of competition, such as acceptance of less favorable contract terms, that could adversely affect our operating results. There are few barriers to entry for companies considering offering any one or more of the services we offer. Because of their size and focus, these companies might compete effectively against us, which could have a material adverse impact on our business.

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

In 2024, financial regulators in various jurisdictions, including where we have variable-rate indebtedness outstanding, cut interest rates modestly while signaling that interest rates could remain higher compared to recent years for an extended period of time in an effort to lower inflation. Because we have variable rate debt, increases in interest rates will lead to increases in our borrowing costs and may adversely affect our results of operations and financial condition. We attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily swaps. We have entered into and will continue to enter into swaps with financial institutions that have reset dates and critical terms that match those of our senior secured term loan credit facility. Accordingly, any change in market value associated with the swaps may be offset by the opposite market impact on the related debt. Because we do not attempt to hedge all of our variable rate debt, we may incur higher interest costs for the portion of our variable rate debt which is not hedged.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our Board actively oversees our enterprise risk management program. Our Board’s role in risk oversight is consistent with our overall leadership structure: management is responsible for assessing and managing our short- and long-term risk exposures, and our Board and its committees provide effective oversight through independent monitoring of strategic risks and regularly scheduled meetings with management to discuss in-depth the strategic objectives of the Company and associated risks. In connection with Board oversight across the entire enterprise risk management program, the Board delegates to the individual committees certain elements of its oversight function. The Audit Committee of the Board has oversight of cybersecurity risk and receives regular updates on any developments from our Chief Information Security Officer (“CISO”), including biannual updates on strategies and action plans, with periodic reports provided to our full Board.

We have an Enterprise Risk Council made up of leaders from our principal functional areas and business units that meets on a quarterly basis to update our enterprise risk framework used to identify and manage our key risks, including cybersecurity. Cybersecurity is a standing item on our Enterprise Risk Council agenda and our cybersecurity team regularly presents its work to the Enterprise Risk Council to enable evolving risks to be integrated into our management processes. The Global Information Security team, led by our CISO, create cybersecurity processes and frameworks for use throughout IQVIA. Our CISO is an experienced cybersecurity leader with over 25 years of experience in security, technology and risk management, and has previously served as a public company CISO for a global financial services firm, where he spent 18 years serving in roles of increasing responsibility, leading large cross functional security and technology teams.

The IQVIA cybersecurity program employs policies, procedures, guidelines, training, communications, tools, assessments and other methods and resources to identify and manage cybersecurity risks. Our Integrated Information Security Framework ("IISF") defines minimum controls and safeguards used to safeguard proprietary and confidential information. Our IISF is based on relevant industry frameworks and laws, including, but not limited to National Institute of Standards and Technology ("NIST"), Good Practices Quality Guidelines (GxP), Health Information Trust Alliance (HITRUST), the ISMS Family of Standards (ISO 27000 family), Control Objectives for Information Technologies (COBIT), the EU General Data Protection Regulation (GDPR), and the Health Insurance Portability and Accountability Act of 1996 (HIPAA). The framework is integrated with IQVIA policies, standards, procedures, work instructions, documentation and development and oversight activities. Information is classified into four categories to help individuals apply the right level of controls and safeguards to information, applications and systems. In 2023, we conducted a mapping of the IISF with the NIST framework to make it easier for customers and other stakeholders to understand how IQVIA's cybersecurity program aligns with published frameworks. Our global data centers and IT controls are included in an annual SOC2 Type II attestation program carried out by an independent audit firm who performs control testing and issues reports. Our set of SOC2 controls is aligned with ISO27001 specification and therefore provides an equivalent level of assurance on a global level. Additionally, our cybersecurity controls are regularly assessed as part of our global Internal Audit plan, and the maturity of our Information Security program is also regularly assessed on at least an annual basis with the help of independent consultants.

Our internal Business Information Security Office ("BISO"), established in 2022, continues to streamline communications between our IT function and business units. The BISO connects several key functions, including the Chief Information Officer Business Partnership, business continuity, governance, risk management, and compliance.

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

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. To protect against such threats, we employ an array of data security technologies, processes and methods across our infrastructure to protect systems and sensitive information from unauthorized access. We maintain comprehensive identity and access management practices (e.g., roles and access privileges for each user; multi-factor authentication, privileged user accounts, single sign-on, user lifecycle management) and employ a variety of security information and event management tools. Non-technical safeguards also play an important role in our cybersecurity program. We provide standard operating procedures, work instructions, guidelines, communications, training programs, tools and other documentation and resources to help employees avoid risky practices, help us promptly identify potential or actual issues and employ cybersecurity requirements in their day-to-day work We also have global incident response procedures, global service tools to log incidents and issues for investigation, and an ethics line to report concerns and follow-up on matters already reported. For more information on our cybersecurity related risks, see Item 1A Risk Factors in this Annual Report on Form 10-K.

Item 2. Properties

As of December 31, 2024, we had 305 offices and laboratories located in 86 countries. Our executive headquarters are located in Research Triangle Park, North Carolina. We own facilities in Buenos Aires, Argentina; Caracas, Venezuela; Los Ruices, Venezuela; and Bangalore, India. All of our other offices are leased. Our properties are geographically distributed to meet our worldwide operating requirements, and none of our properties are individually material to our business operations. We believe that collectively our facilities are suitable and adequate for our present purposes. We continue to assess the suitability, adequacy, productive capacity and utilization of our existing principal physical properties, and we are in the process of evaluating the future state of our workforce practices, which may result in changes to our physical property needs.

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

Holders of Record

On February 5, 2025, we had approximately 15 stockholders of record as reported by our transfer agent. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

Dividend Policy

We do not currently intend to pay dividends on our common stock, and no dividends were declared or paid in 2024 or 2023. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in our Senior Secured Credit Facilities and long-term debt arrangements and other considerations, determine to pay dividends in the future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board of Directors (our "Board"), which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our Board may deem relevant. Our long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on our ability to declare dividends. For additional information regarding these restrictive covenants, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities in 2024.

Purchases of Equity Securities by the Issuer

On October 30, 2013, our Board approved an equity repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $125 million of our common stock. Our Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of our common stock by $600 million, $1.5 billion, $2.0 billion, $1.5 billion, $2.0 billion, $2.0 billion, and $2.0 billion in 2015, 2016, 2017, 2018, 2019, 2022, and 2023, respectively. On February 5, 2025, the Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of the Company's common stock by an additional $2,000 million, which increased the total amount that has been authorized under the Repurchase Program to $13,725 million. The Repurchase Program does not obligate us to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The Repurchase Program for common stock does not have an expiration date. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

From inception of the Repurchase Program through December 31, 2024, we have repurchased a total of $10,712 million of our securities under the Repurchase Program.

During the year ended December 31, 2024, we repurchased 6.4 million shares of our common stock for $1,350 million under the Repurchase Program. For additional information regarding our equity repurchases, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As of December 31, 2024, we had remaining authorization to repurchase up to $1,013 million of our common stock under the Repurchase Program.

Since the Merger between Quintiles and IMS Health in October 2016, we have repurchased 84.6 million shares of our common stock at an average market price per share of $122.23 for an aggregate purchase price of $10,338 million both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the IQVIA Holdings Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

The following table summarizes the monthly equity repurchase activity for the three months ended December 31, 2024 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in millions, except per share data)
October 1, 2024 – October 31, 2024	—	$—	—	$2,163
November 1, 2024 – November 30, 2024	4.9	$206.15	4.9	$1,163
December 1, 2024 – December 31, 2024	0.7	$195.56	0.7	$1,013
	5.6		5.6

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of IQVIA Holdings Inc. under the Exchange Act or under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from December 31, 2019 through December 31, 2024 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”), and our peer group set forth below. The peer group consists of Charles River Laboratories, Inc., Fortrea Holdings Inc., ICON plc, Medpace Holdings Inc., S&P Global Inc., Danaher Corporation and Thermo Fisher Scientific Inc. The companies in our peer group are publicly traded information services, information technology or clinical research companies, and thus share similar business model characteristics to IQVIA, or provide services to similar customers as IQVIA. Many of these companies are also used by our compensation committee for purposes of compensation benchmarking.

The graph assumes that $100 was invested in IQVIA, the S&P 500, and our peer group as of the close of market on December 31, 2019, and assumes the reinvestments of dividends, if any. The S&P 500 and our peer group are included for comparative purposes only. They do not necessarily reflect management’s opinion that the S&P 500 and our peer group are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of 5 Years Cumulative Total Return
Assumes Initial Investment of $100
December 2024
250
200
150
100
Index Value
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
IQVIA Holdings Inc.
S&P 500 - Total Return
Peer Group

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
IQVIA	$100	$116	$183	$133	$150	$127
S&P 500	$100	$118	$152	$125	$158	$197
Peer Group	$100	$140	$204	$161	$172	$174

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

Overview

IQVIA is a leading global provider of clinical research services, commercial insights and healthcare intelligence to the life sciences and healthcare industries. IQVIA’s portfolio of solutions are powered by IQVIA Connected Intelligence™ to deliver actionable insights and services built on high-quality health data, Healthcare-grade AI™, advanced analytics, the latest technologies and extensive domain expertise. We are committed to using AI responsibly, ensuring that our AI-powered capabilities are grounded in privacy, regulatory compliance, and patient safety. With approximately 88,000 employees in over 100 countries, including experts in healthcare, life sciences, data science, technology and operational excellence, IQVIA is dedicated to accelerating the development and commercialization of innovative medical treatments to help improve patient outcomes and population health worldwide.

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

We delivered another year of strong operating results in 2024 with our income from operations increasing over 11 percent and our cash flow from operating activities increasing over 26 percent from 2023. Our Technology & Analytics Solutions segment revenues and profit growth improved in the second half of the year as we captured opportunities relating to our clients increasing their spending. Our Research & Development Solutions segment also produced revenues and segment profit growth in 2024. Although we faced some challenges in our Research & Development Solutions segment in the latter half of 2024, and while we anticipate some of these challenges will persist into 2025, we consider these to be more short-term in nature. This segment overall is a long-cycle business.

We ended the year with our highest ever total company remaining performance obligations of approximately $33.5 billion as of December 31, 2024.

While we experienced a decline in COVID-19 related work in 2024 versus 2023, overall COVID-19 related work was not material to operations. As of December 31, 2024, COVID-19 related work did not represent a material amount of our remaining performance obligations.

We continue to maintain strong liquidity. As of December 31, 2024, cash and cash equivalents were $1,702 million and we had $825 million drawn under our $2,000 million revolving credit facility. As of December 31, 2024, we were in compliance with the financial covenants under our debt agreements in all material respects and do not have material uncertainty about ongoing ability to meet the covenants of our credit arrangements.

Industry Outlook

For information about the industry outlook and markets that we operate in, refer to Part I, Item I, “Our Market Opportunity.”

Business Combinations

We have completed and will continue to consider strategic business combinations to enhance our capabilities and offerings in certain areas, including various individually immaterial acquisitions during the years ended December 31, 2024 and 2023. These transactions were accounted for as business combinations and the acquired results of operations are included in our consolidated financial information since their respective closing dates. See Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to these business combinations.

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

Foreign Currency Translation

In 2024, approximately 30% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenues and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period to period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results. As such, the differences noted below between reported results of operations and constant currency information is wholly attributable to the effects of foreign currency rate fluctuations.

Consolidated Results of Operations

For information regarding our results of operations for our Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions segments, refer to “Segment Results of Operations” later in this section.

For a discussion of our results of operations comparison for 2023 and 2022, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on February 15, 2024.

Revenues

	Year Ended December 31,			Change
				2024 vs. 2023		2023 vs. 2022
(dollars in millions)	2024	2023	2022	$	%	$	%
Revenues	$15,405	$14,984	$14,410	$421	2.8%	$574	4.0%

2024 compared to 2023

In 2024, our revenues increased $421 million, or 2.8%, as compared to 2023. This increase was comprised of constant currency revenue growth of approximately $510 million, or 3.4%, reflecting a $333 million increase in Technology & Analytics Solutions, a $167 million increase in Research & Development Solutions, and a $10 million increase in Contract Sales & Medical Solutions.

Cost of Revenues, exclusive of Depreciation and Amortization

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Cost of revenues, exclusive of depreciation and amortization	$10,030	$9,745	$9,382
% of revenues	65.1%	65.0%	65.1%

2024 compared to 2023

When compared to 2023, cost of revenues, exclusive of depreciation and amortization increased $285 million in 2024, or 2.9%. This increase included a constant currency increase of approximately $643 million, or 6.6%, comprised of a $261 million increase in Technology & Analytics Solutions, a $374 million increase in Research & Development Solutions, and an $8 million increase in Contract Sales & Medical Solutions.

As a percentage of revenues, cost of revenues, exclusive of depreciation and amortization in 2024 remained relatively consistent with 2023.

Selling, General and Administrative Expenses

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Selling, general and administrative expenses	$1,992	$2,053	$2,071
% of revenues	12.9%	13.7%	14.4%

2024 compared to 2023

The $61 million decrease in selling, general and administrative expenses in 2024 as compared to 2023 included a constant currency decrease of approximately $33 million, or 1.6%, comprised of a $52 million increase in Technology & Analytics Solutions, a $42 million increase in Research & Development Solutions, and a $2 million increase in Contract Sales & Medical Solutions, offset by a $129 million decrease in general corporate and unallocated expenses.

Depreciation and Amortization

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Depreciation and amortization	$1,114	$1,125	$1,130
% of revenues	7.2%	7.5%	7.8%

The $11 million decrease in depreciation and amortization in 2024 as compared to 2023 was primarily the result of less amortization of certain intangible assets from the merger between Quintiles and IMS Health, offset by an increase in amortization of capitalized software and of intangible assets from acquisitions occurring in 2023 and 2024.

Restructuring Costs

	Year Ended December 31,
(in millions)	2024	2023	2022
Restructuring costs	$67	$84	$28

The restructuring costs incurred were due to ongoing efforts to streamline our global operations and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These restructuring actions are expected to occur throughout 2025 and are expected to consist of consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements.

Interest Income and Interest Expense

	Year Ended December 31,
(in millions)	2024	2023	2022
Interest income	$(47)	$(36)	$(13)
Interest expense	$670	$672	$416

Interest income included interest received primarily from bank balances and investments. The increase in 2024 as compared to 2023 is primarily a result of higher deposit rates.

Interest expense during 2024 was lower than 2023 due primarily to lower base rate interest costs across the floating rate debt portfolio.

Loss on Extinguishment of Debt

	Year Ended December 31,
(in millions)	2024	2023	2022
Loss on extinguishment of debt	$—	$6	$—

In 2023 we recognized a loss on extinguishment of debt of $6 million for fees and expenses incurred related to the refinancing of our Credit Agreement. No such activity occurred in 2024.

Other (income) expense, net

	Year Ended December 31,
(in millions)	2024	2023	2022
Other (income) expense, net	$(90)	$(124)	$33

Other (income) expense, net for 2024 decreased compared to 2023 primarily due to less foreign currency gain on transactions.

Income Tax Expense

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Income tax expense	$301	$101	$260
Effective income tax rate	18.0%	6.9%	19.1%

Our effective income tax rate was favorably impacted in 2023, due to the completion of an internal legal entity restructuring that resulted in a benefit of $125 million. Historically, we recorded deferred tax assets related to certain foreign tax credits, and a full valuation allowance in relation to these foreign tax credits was established as it was not expected the credits would be utilized prior to expiration. We now believe it is reasonably possible that these foreign tax credits will be utilized and therefore we recorded a tax benefit of $64 million related to the valuation allowance release and establishing related uncertain tax positions. Additionally, due to the restructuring we also reversed a deferred tax liability of $61 million due to a basis difference that was recovered in a tax-free manner. The effective tax rate was also favorably impacted by a reversal of uncertain tax positions relating to tax credit carryforwards in the amount of $21 million due to an audit settlement.

Equity in Earnings (Losses) of Unconsolidated Affiliates

	Year Ended December 31,
(in millions)	2024	2023	2022
Equity in earnings (losses) of unconsolidated affiliates	$5	$—	$(12)

Equity in earnings (losses) of unconsolidated affiliates increased in 2024 compared to 2023 due to the results in the operations of our unconsolidated affiliates.

Segment Results of Operations

Revenues and profit by segment are as follows:

	Segment Revenues			Segment Profit
(in millions)	2024	2023	2022	2024	2023	2022
Technology & Analytics Solutions	$6,160	$5,862	$5,746	$1,522	$1,490	$1,550
Research & Development Solutions	8,527	8,395	7,921	1,948	1,915	1,695
Contract Sales & Medical Solutions	718	727	743	47	49	42
Total	15,405	14,984	14,410	3,517	3,454	3,287
General corporate and unallocated expenses				(134)	(268)	(330)
Depreciation and amortization				(1,114)	(1,125)	(1,130)
Restructuring costs				(67)	(84)	(28)
Consolidated	$15,405	$14,984	$14,410	$2,202	$1,977	$1,799

Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses related to integration activities and acquisitions, as well as certain general corporate and unallocated expenses. We also do not allocate restructuring costs, depreciation and amortization, or impairment charges, if any, to our segments.

Technology & Analytics Solutions

	Year Ended December 31,			Change
(dollars in millions)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Revenues	$6,160	$5,862	$5,746	$298	5.1%	$116	2.0%
Cost of revenues, exclusive of depreciation and amortization	3,721	3,496	3,348	225	6.4	148	4.4
Selling, general and administrative expenses	917	876	848	41	4.7	28	3.3
Segment profit	$1,522	$1,490	$1,550	$32	2.1%	$(60)	(3.9)%

Revenues

2024 compared to 2023

Technology & Analytics Solutions’ revenues were $6,160 million in 2024, an increase of $298 million, or 5.1%, over 2023. This increase was comprised of constant currency revenue growth of approximately $333 million, or 5.7%, reflecting revenue growth primarily in the Europe and Africa region and to a lesser extent in the Americas region. The constant currency revenue growth was primarily driven by an increase in real world services and to a lesser extent by information and technology services. The constant currency revenue growth for the year was impacted by a decrease in COVID-19 related work.

Cost of Revenues, exclusive of Depreciation and Amortization

2024 compared to 2023

Technology & Analytics Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $225 million, or 6.4%, in 2024 as compared to 2023. This increase included a constant currency increase of approximately $261 million, or 7.5%, reflecting primarily an increase in compensation and related expenses, and to a lesser extent increases in reimbursed expenses and costs of acquiring and processing data, all to support revenue growth.

Selling, General and Administrative Expenses

2024 compared to 2023

Technology & Analytics Solutions’ selling, general and administrative expenses increased $41 million, or 4.7%, in 2024 as compared to 2023. This increase included a constant currency increase of approximately $52 million, or 5.9%, reflecting an increase in compensation and related expenses.

Research & Development Solutions

	Year Ended December 31,			Change
(dollars in millions)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Revenues	$8,527	$8,395	$7,921	$132	1.6%	$474	6.0%
Cost of revenues, exclusive of depreciation and amortization	5,698	5,629	5,395	69	1.2	234	4.3
Selling, general and administrative expenses	881	851	831	30	3.5	20	2.4
Segment profit	$1,948	$1,915	$1,695	$33	1.7%	$220	13.0%

Backlog

Research & Development Solutions' contracted backlog increased from $29.7 billion as of December 31, 2023 to $31.1 billion as of December 31, 2024 and we expect approximately $7.9 billion of this backlog to convert to revenues in the next 12 months. Contracted backlog was $27.2 billion as of December 31, 2022.

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

Revenues

2024 compared to 2023

Research & Development Solutions’ revenues were $8,527 million in 2024, an increase of $132 million, or 1.6%, over 2023. This increase was comprised of constant currency revenue growth of approximately $167 million, or 2.0%, reflecting revenue growth in the Asia-Pacific and Europe and Africa regions. The constant currency revenue growth was primarily the result of volume-related increases in clinical services and to a lesser extent from volume-related increases in lab testing. The constant currency revenue growth was impacted by a decrease in COVID-19 related work.

Cost of Revenues, exclusive of Depreciation and Amortization

2024 compared to 2023

Research & Development Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $69 million, or 1.2%, in 2024 as compared to 2023. This increase included a constant currency increase of approximately $374 million, or 6.6%, reflecting primarily an increase in compensation and related expenses and to a lesser extent an increase in other direct costs because of volume-related increases in clinical services and lab testing.

Selling, General and Administrative Expenses

2024 compared to 2023

Research & Development Solutions’ selling, general and administrative expenses increased $30 million, or 3.5%, in 2024 as compared to 2023. This increase included a constant currency increase of approximately $42 million, or 4.9%, reflecting an increase in compensation and related expenses.

Contract Sales & Medical Solutions

	Year Ended December 31,			Change
(dollars in millions)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Revenues	$718	$727	$743	$(9)	(1.2)%	$(16)	(2.2)%
Cost of revenues, exclusive of depreciation and amortization	611	620	639	(9)	(1.5)	(19)	(3.0)
Selling, general and administrative expenses	60	58	62	2	3.4	(4)	(6.5)
Segment profit	$47	$49	$42	$(2)	(4.1)%	$7	16.7%

Revenues

2024 compared to 2023

Contract Sales & Medical Solutions’ revenues were $718 million in 2024, a decrease of $9 million, or 1.2%, over 2023. This decrease included constant currency revenue growth of approximately $10 million, or 1.4%, reflecting revenue growth primarily in the Europe and Africa region and to a lesser extent in the Asia-Pacific region.

Cost of Revenues, exclusive of Depreciation and Amortization

2024 compared to 2023

Contract Sales & Medical Solutions’ cost of revenues, exclusive of depreciation and amortization, decreased $9 million, or 1.5%, in 2024 as compared to 2023. This decrease included a constant currency increase of approximately $8 million, or 1.3%, reflecting primarily an increase in costs associated with supporting revenue growth.

Selling, General and Administrative Expenses

2024 compared to 2023

Contract Sales & Medical Solutions’ selling, general and administrative expenses increased $2 million, or 3.4%, in 2024 as compared to 2023. This increase included a constant currency increase of approximately $2 million, or 3.4%.

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

We had a cash balance of $1,702 million as of December 31, 2024 ($713 million of which was in the United States), an increase from $1,376 million as of December 31, 2023.

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

Equity Repurchase Program

On February 5, 2025, the Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of the Company's common stock by an additional $2,000 million, which increased the total amount that has been authorized under the Repurchase Program to $13,725 million. The Repurchase Program does not obligate us to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time.

As of December 31, 2024, we had remaining authorization to repurchase up to $1,013 million of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

Additional information regarding the Repurchase Program is presented in Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Debt

As of December 31, 2024, we had $14,045 million of total indebtedness, excluding $1,170 million of additional available borrowings under our revolving credit facility. See Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding our credit arrangements.

Our long-term debt arrangements contain customary restrictive covenants and, as of December 31, 2024, we believe we were in compliance with our restrictive covenants in all material respects.

Senior Secured Credit Facilities
As of December 31, 2024, the Fifth Amended and Restated Credit Agreement (the "Credit Agreement") provided financing through several senior secured credit facilities (collectively, the “senior secured credit facilities”) of up to approximately $6,585 million, which consisted of $5,415 million principal amounts of debt outstanding and $1,170 million of available borrowing capacity on the revolving credit facility and standby letters of credit, with a total capacity of $2,000 million. The revolving credit facility is comprised of a $1,175 million senior secured revolving facility available in U.S. dollars, a $600 million senior secured revolving facility available in U.S. dollars, Euros, Swiss Francs and other foreign currencies, and a $225 million senior secured revolving facility available in U.S. dollars and Yen. The revolving credit facility under the Credit Agreement matures in August 2026, the term A loans mature in August 2026 and June 2027, while the term B loans under the Credit Agreement mature in 2025 and 2031. We are required to make scheduled quarterly payments on the term A loans equal to 1.25% of the original principal amount, with the remaining balance paid at maturity. The US dollars term B loan requires us to make scheduled quarterly payments equal to 0.25% of the original principal balance amount, with the remaining principal balance due at maturity. In addition, beginning with fiscal year ending December 31, 2017, we were required to apply 50% of excess cash flow (as defined in the Credit Agreement), subject to a reduction to 25% or 0% depending upon our senior secured first lien net leverage ratio, for prepayment of the term loans, with any such prepayment to be applied toward principal payments due in subsequent quarters. We are also required to pay an annual commitment fee that ranges from 0.20% to 0.35% in respect of any unused commitments under the revolving credit facility. The senior secured credit facilities are collateralized by substantially all of our assets and the assets of our material domestic subsidiaries including 100% of the equity interests of substantially all of our material domestic subsidiaries and 66% of the equity interests of substantially all of our first-tier material foreign subsidiaries and their domestic subsidiaries.
For information regarding the senior secured credit facilities, see Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Senior Secured Notes and Senior Notes
For information regarding the senior secured notes and senior notes, see Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Receivables Financing Facility

For information regarding the receivables financing facility, see Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of December 31, 2024, no additional amounts of revolving loan commitments were available under the receivables financing facility.

Years ended December 31, 2024, 2023 and 2022

Cash Flow from Operating Activities

	Year Ended December 31,
(in millions)	2024	2023	2022
Net cash provided by operating activities	$2,716	$2,149	$2,260

2024 compared to 2023

Cash provided by operating activities increased $567 million in 2024 as compared to 2023. The increase is primarily due to an increase in cash from accounts receivable and unbilled services ($570 million), an increase in cash-related net income ($129 million), more cash from unearned income ($38 million), and less cash used for income tax and other payables ($9 million), offset by more cash used for accounts payable and accrued expenses ($152 million) and more cash used for prepaid expenses and other assets ($27 million).

Cash Flow from Investing Activities

	Year Ended December 31,
(in millions)	2024	2023	2022
Net cash used in investing activities	$(1,444)	$(1,603)	$(2,006)

2024 compared to 2023

Cash used in investing activities decreased $159 million in 2024 as compared to 2023, primarily due to less cash used for the acquisition of businesses, net of cash acquired ($141 million), less cash used for the acquisition of property, equipment, and software ($47 million), less cash used for investments in debt and equity securities ($36 million), less cash used for purchases of marketable securities ($6 million), and cash received from sale of property, equipment and software ($25 million), offset by more cash used for investments in unconsolidated affiliates, net ($93 million), and less cash from other sources ($3 million).

Cash Flow from Financing Activities

	Year Ended December 31,
(in millions)	2024	2023	2022
Net cash used in financing activities	$(878)	$(382)	$(329)

2024 compared to 2023

Cash used in financing activities increased $496 million in 2024 as compared to 2023, primarily due to less cash provided by proceeds from debt issuances, net of payment of debt issuance costs ($3,951 million), more cash used to repurchase common stock ($358 million), and more cash payments related to employee stock option plans ($3 million), offset by less debt payments ($2,701 million), less cash used in repayments of revolving credit facilities, net of proceeds ($1,050 million), and less cash payments on contingent consideration and deferred purchase price accruals ($65 million).

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

Each Guarantor subsidiary is consolidated by IQVIA Holdings Inc. as of December 31, 2024 and December 31, 2023. Refer to Exhibit 22.1 to this Annual Report on Form 10-K for the detailed list of entities included within the obligated group as of December 31, 2024.

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
Summarized Combined Financial Information of the Issuer and Guarantors:
Each entity in the summarized combined financial information follows the same accounting policies as described in the consolidated financial statements, see Note 1 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Information for the non-Guarantor subsidiaries has been excluded from the combined summarized financial information of the obligated group. The accompanying summarized combined financial information does not reflect investments of the obligated group in non-Guarantor subsidiaries. The financial information of the obligated group is presented on a combined basis; intercompany balances and transactions within the obligated group have been eliminated. The obligated group’s amounts due from and amounts due to non-Guarantor subsidiaries and related parties, if any, have been presented in separate line items.
The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group as of:

(in millions)	December 31, 2024	December 31, 2023
Total current assets (excluding amounts due from subsidiaries that are non-Guarantors)	$935	$805
Total noncurrent assets	$10,937	$9,622
Amounts due from subsidiaries that are non-Guarantors	$4,952	$4,762

Total current liabilities	$3,792	$3,471
Total noncurrent liabilities	$12,333	$12,334
Amounts due to subsidiaries that are non-Guarantors	$6,341	$5,556
The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

	Twelve months ended	Twelve months ended
(in millions)	December 31, 2024	December 31, 2023
Net revenues	$6,661	$6,299
Costs and expenses applicable to net revenues	$4,145	$4,190
Income from operations	$1,259	$912
Net income	$554	$86

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Contractual Obligations and Commitments

Below is a summary of our future payment commitments by year under contractual obligations as of December 31, 2024:

(in millions)	2025	2026-2027	2028-2029	Thereafter	Total
Long-term debt, including interest (1)	$1,801	$7,445	$4,852	$2,024	$16,122
Operating leases	109	120	47	22	298
Finance leases	13	27	28	269	337
Data acquisition	563	760	232	24	1,579
Purchase obligations (2)	113	59	11	1	184
Commitments to unconsolidated affiliates (3)	—	—	—	—	—
Benefit obligations (4)	30	33	34	100	197
Uncertain income tax positions (5)	13	32	17	—	62
Total	$2,642	$8,476	$5,221	$2,440	$18,779

(1)    Interest payments on our debt are based on the interest rates in effect as of December 31, 2024.
(2)    Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions.
(3)    We are currently committed to invest $678 million in private equity funds. As of December 31, 2024, we have funded approximately $310 million of these commitments and we have approximately $368 million remaining to be funded which has not been included in the above table as we are unable to predict when these commitments will be paid.
(4)    Amounts represent expected future benefit payments for our pension and postretirement benefit plans, as well as expected contributions for 2025 for our funded pension benefit plans. We made cash contributions totaling approximately $30 million to our defined benefit plans in 2024, and we estimate that we will make contributions totaling approximately $30 million to our defined benefit plans in 2025. Due to the potential impact of future plan investment performance, changes in interest rates, changes in other economic and demographic assumptions and changes in legislation in foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions that may be required to fund our defined benefit plans for periods beyond 2025.
(5)    As of December 31, 2024, our liability related to uncertain income tax positions was approximately $161 million, $99 million of which has not been included in the above table as we are unable to predict when these liabilities will be paid due to the uncertainties in the timing of the settlement of the income tax positions.

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

Revenue Recognition

The majority of our contracts within the Research & Development Solutions segment are service contracts for clinical research that represent a single performance obligation. We provide a significant integration service resulting in a combined output, which is clinical trial data that meets the relevant regulatory standards and can be used by the customer to progress to the next phase of a clinical trial or solicit approval of a treatment by the applicable regulatory body. The performance obligation is satisfied over time as the output is captured in data and documentation that is available for the customer to consume over the course of the arrangement and furthers progress of the clinical trial. We recognize revenues over time using a cost-based input method since there is no single output measure that would fairly depict the transfer of control over the life of the performance obligation. Progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Costs included in the measure of progress include direct labor and third-party costs (such as payments to investigators and other reimbursed expenses for our clinical monitors). This cost-based method of revenue recognition requires us to make estimates of costs to complete our projects on an ongoing basis. Significant judgment is required to evaluate assumptions related to these estimates. The effect of revisions to estimates related to the transaction price or costs to complete a project are recorded in the period in which the estimate is revised. Most contracts may be terminated upon 30 to 90 days' notice by the customer; however, in the event of termination, most contracts require payment for services rendered through the date of termination, as well as for subsequent services rendered to close out the contract. A hypothetical increase of one percent in the estimated costs to complete these service contracts as of December 31, 2024 could have resulted in approximately a one percent reduction in total revenues for the year ended December 31, 2024, whereas, a hypothetical decrease of one percent could have resulted in a one percent increase in total revenues.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We record U.S. deferred taxes based on the Federal corporate income tax rate of 21%, We account for tax related to Global Intangible Low-Taxed Income (“GILTI”) and Qualified Domestic Minimum Top-up Taxes ("QDMTT") in relation to the Organization for Economic Co-operation and Development's ("OECD") Pillar Two global corporate minimum tax rate of 15%, as period costs when and if incurred. Recognition of deferred income tax assets is based on management’s belief that it is more likely than not that the income tax benefit associated with certain temporary differences, income tax operating loss, capital loss carryforwards, and income tax credits, will be realized. We recorded a valuation allowance to reduce our deferred income tax assets for those deferred income tax items for which it was more likely than not that realization would not occur. We determined the amount of the valuation allowance based, in part, on our assessment of future taxable income and in light of our ongoing income tax strategies. If our estimate of future taxable income or tax strategies changes at any time in the future, we would record an adjustment to our valuation allowance. Recording such an adjustment could have a material effect on our financial condition or results of operations.

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

For the year ended December 31, 2024, we performed a qualitative impairment evaluation. The qualitative evaluation requires significant judgments, estimates and assumptions, including those related to macroeconomic conditions, industry and market considerations, cost factors, financial performance, fair value history and other company specific events.

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

For the years ended December 31, 2024, 2023 and 2022, we determined that there was no impairment of goodwill.

We review the carrying values of other identifiable intangible assets if the facts and circumstances indicate a possible impairment. Any future impairment could have a material adverse effect on our financial condition or results of operations.

Stock-based Compensation

We measure compensation cost for stock-based payment awards (stock options and stock appreciation rights) granted to employees and non-employee directors at fair value using the Black-Scholes-Merton option-pricing model. Stock-based compensation expense includes stock-based awards granted to employees and non-employee directors and has been reported in selling, general and administrative expenses in our consolidated statements of income.

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

Foreign Currency Exchange Rates

We transact business in more than 100 countries and approximately 60 currencies and are subject to risks associated with fluctuating foreign currency exchange rates. Our objective is to reduce earnings and cash flow volatility associated with foreign currency exchange rate movements. Accordingly, we enter into foreign currency forward contracts to hedge certain forecasted foreign currency cash flows related to service contracts. It is our policy to enter into foreign currency transactions only to the extent necessary to meet our objectives as stated above. We do not enter into foreign currency transactions for investment or speculative purposes. The principal currency hedged in 2024 with foreign currency forward contracts was the British Pound.

The contractual value of our foreign exchange forward contracts was approximately $108 million as of December 31, 2024. The fair value of these contracts is subject to change as a result of potential changes in foreign exchange rates. We assess our market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential gain or loss in fair values based on a hypothetical 10% change in foreign currency exchange rates. The potential gain in fair value for foreign exchange forward contracts based on a hypothetical 10% decrease in the value of the United States dollar was $11 million as of December 31, 2024. However, the change in the fair value of the foreign exchange forward contracts would likely be offset by a change in the value of the future service contract revenues being hedged caused by the currency exchange rate fluctuation. The estimated fair values of the foreign exchange forward contracts were determined based on quoted market prices.

Exchange rate fluctuations affect the United States dollar value of foreign currency revenues and expenses and may have a significant effect on our results. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical 10% change in average exchange rates used to translate all foreign currencies to the United States dollar would have impacted income before income taxes for 2024 by approximately $154 million. The actual impact of exchange rate movements in the future could differ materially from this hypothetical analysis, based on the mix of foreign currencies and the timing and magnitude of individual exchange rate movements.

During the year ended December 31, 2023, we designated the cross-currency swaps that we entered into in connection with the issuance of our 2029 Senior Secured Notes and Term B-4 Dollar Loans as a hedge of our net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the United States dollar. We do not enter into cross-currency swaps for investment or speculative purposes. The contractual value of our cross-currency swaps was approximately $2,735 million as of December 31, 2024. The fair value of these cross-currency swaps is subject to change as a result of potential changes in foreign exchange rates. We assess our market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential gain or loss in fair values based on a hypothetical 10% change in foreign currency exchange rates. The potential loss in fair value for cross-currency swaps based on a hypothetical 10% decrease in the value of the United States dollar was $300 million as of December 31, 2024. However, this change in fair value would be offset by the change in value of the hedged portion of our net investment in foreign subsidiaries caused by the currency exchange rate fluctuation.

Commencing in 2016 we designated our foreign currency denominated debt as a hedge of our net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the United States dollar. We have continued to designate a portion of new issuances of foreign currency denominated debt as a hedge of our net investment in certain foreign subsidiaries. As of December 31, 2024, our total foreign currency denominated debt was €4,085 million ($4,244 million), with approximately 67% being designated as a hedge. A hypothetical 10% decrease in the value of the United States dollar would lead to a potential loss in fair value of $424 million. However, approximately 67% of this change in fair value would be offset by the change in value of the hedged portion of our net investment in foreign subsidiaries caused by the currency exchange rate fluctuation.

Interest Rates

Because we have variable rate debt, fluctuations in interest rates affect our business. We attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. We do not enter into interest rate swaps for investment or speculative purposes. We have entered into interest rate swaps with financial institutions that have reset dates and critical terms that match the underlying debt. Accordingly, any change in market value associated with the interest rate swaps is offset by the opposite market impact on the related debt. As of December 31, 2024, we had approximately $5,965 million of variable rate indebtedness and interest rate swaps with a notional value of $2,485 million. Because we do not attempt to hedge all of our variable rate debt, we may incur higher interest costs for the portion of our variable rate debt that is not hedged. Excluding debt covered by hedges, each quarter-point increase or decrease in the interest rate on our variable rate debt would result in our interest expense changing by approximately $9 million per year.

Marketable Securities

As of December 31, 2024, we held investments in marketable equity securities. These investments are classified as either trading securities or available-for-sale securities and are recorded at fair value. These securities are subject to price risk. As of December 31, 2024, the fair value of these investments was $170 million based on the quoted market value of the securities. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market values was approximately $17 million as of December 31, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Ari Bousbib	/s/ Ronald E. Bruehlman
Ari Bousbib	Ronald E. Bruehlman
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

February 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IQVIA Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IQVIA Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Estimating Costs to Complete for Clinical Research Services

As described in Notes 1 and 20 to the consolidated financial statements, revenue of the Research & Development Solutions segment for the year ended December 31, 2024, is $8,527 million, the majority of which relates to service contracts for clinical research that represent a single performance obligation. The Company recognized revenue for these contracts over time using a cost-based input method. Revenue was recognized based on progress on the performance obligation, which was measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Costs included in the measure of progress include direct labor and third-party costs (such as payments to investigators and other reimbursed expenses for the Company’s clinical monitors). This cost-based method of revenue recognition required management to make estimates of costs to complete its projects on an ongoing basis.

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
February 13, 2025

We have served as the Company’s auditor since 2002.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share data)	2024	2023	2022
Revenues	$15,405	$14,984	$14,410
Cost of revenues, exclusive of depreciation and amortization	10,030	9,745	9,382
Selling, general and administrative expenses	1,992	2,053	2,071
Depreciation and amortization	1,114	1,125	1,130
Restructuring costs	67	84	28
Income from operations	2,202	1,977	1,799
Interest income	(47)	(36)	(13)
Interest expense	670	672	416
Loss on extinguishment of debt	—	6	—
Other (income) expense, net	(90)	(124)	33
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	1,669	1,459	1,363
Income tax expense	301	101	260
Income before equity in earnings (losses) of unconsolidated affiliates	1,368	1,358	1,103
Equity in earnings (losses) of unconsolidated affiliates	5	—	(12)
Net income	$1,373	$1,358	$1,091
Earnings per share attributable to common stockholders:
Basic	$7.57	$7.39	$5.82
Diluted	$7.49	$7.29	$5.72
Weighted average common shares outstanding:
Basic	181.3	183.8	187.6
Diluted	183.4	186.3	190.6

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2024	2023	2022
Net income	$1,373	$1,358	$1,091
Comprehensive income adjustments:
Unrealized gains (losses) on derivative instruments, net of income tax expense (benefit) of $17, $(3) and $13	53	(7)	40
Defined benefit plan adjustments, net of income tax expense (benefit) of $5, $4 and $(3)	7	7	(10)
Foreign currency translation, net of income tax expense (benefit) of $77, $(55) and $106	(200)	(89)	(361)
Reclassification adjustments:
Reclassifications on derivative instruments included in net income, net of income tax (expense) benefit of $(10), $(17) and $2	(31)	(51)	10
Comprehensive income	$1,202	$1,218	$770

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,702	$1,376
Trade accounts receivable and unbilled services, net	3,204	3,381
Prepaid expenses	154	141
Income taxes receivable	36	32
Investments in debt, equity and other securities	141	120
Other current assets and receivables	592	546
Total current assets	5,829	5,596
Property and equipment, net	535	523
Operating lease right-of-use assets	238	296
Investments in debt, equity and other securities	108	105
Investments in unconsolidated affiliates	266	134
Goodwill	14,710	14,567
Other identifiable intangibles, net	4,499	4,839
Deferred income taxes	194	166
Deposits and other assets, net	520	455
Total assets	$26,899	$26,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,684	$3,564
Unearned income	1,779	1,799
Income taxes payable	156	116
Current portion of long-term debt	1,145	718
Other current liabilities	193	294
Total current liabilities	6,957	6,491
Long-term debt, less current portion	12,838	12,955
Deferred income taxes	196	202
Operating lease liabilities	173	223
Other liabilities	668	698
Total liabilities	20,832	20,569
Commitments and contingencies (Note 1 and 12)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of December 31, 2024 and 2023, $0.01 par value, 258.2 shares issued and 176.1 shares outstanding as of December 31, 2024; 257.2 shares issued and 181.5 shares outstanding as of December 31, 2023	11,143	11,028
Retained earnings	6,065	4,692
Treasury stock, at cost, 82.1 and 75.7 shares as of December 31, 2024 and 2023, respectively	(10,103)	(8,741)
Accumulated other comprehensive loss	(1,038)	(867)
Total stockholders’ equity	6,067	6,112
Total liabilities and stockholders’ equity	$26,899	$26,681

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2024	2023	2022
Operating activities:
Net income	$1,373	$1,358	$1,091
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,114	1,125	1,130
Amortization of debt issuance costs and discount	21	18	15
Stock-based compensation	206	217	194
Gain on disposals of property and equipment, net	—	—	(10)
(Earnings) losses from unconsolidated affiliates	(5)	—	12
(Gain) loss on investments, net	(22)	(20)	27
Benefit from deferred income taxes	(129)	(269)	(115)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	182	(388)	(421)
Prepaid expenses and other assets	7	34	7
Accounts payable and accrued expenses	115	267	427
Unearned income	9	(29)	31
Income taxes payable and other liabilities	(155)	(164)	(128)
Net cash provided by operating activities	2,716	2,149	2,260
Investing activities:
Acquisition of property, equipment and software	(602)	(649)	(674)
Acquisition of businesses, net of cash acquired	(735)	(876)	(1,315)
Purchases of marketable securities, net	—	(6)	(5)
Investments in unconsolidated affiliates, net of payments received	(132)	(39)	(20)
Investments in debt and equity securities	(2)	(38)	—
Proceeds from sale of property, equipment and software	25	—	—
Other	2	5	8
Net cash used in investing activities	(1,444)	(1,603)	(2,006)
Financing activities:
Proceeds from issuance of debt	—	4,000	1,250
Payment of debt issuance costs	(1)	(50)	(5)
Repayment of debt and principal payments on finance leases	(172)	(2,873)	(634)
Proceeds from revolving credit facility	1,685	2,384	2,350
Repayment of revolving credit facility	(960)	(2,709)	(2,025)
Payments related to employee stock incentive plans, net	(64)	(61)	(71)
Repurchase of common stock	(1,350)	(992)	(1,168)
Contingent consideration and deferred purchase price payments	(16)	(81)	(26)
Net cash used in financing activities	(878)	(382)	(329)
Effect of foreign currency exchange rate changes on cash	(68)	(4)	(75)
Increase (decrease) in cash and cash equivalents	326	160	(150)
Cash and cash equivalents at beginning of period	1,376	1,216	1,366
Cash and cash equivalents at end of period	$1,702	$1,376	$1,216

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2021	255.8	(65.2)	$3	$10,774	$2,243	$(6,572)	$(406)	$6,042
Issuance of common stock	0.6	—	—	(71)	—	—	—	(71)
Repurchase of common stock	—	(5.5)	—	—	—	(1,168)	—	(1,168)
Stock-based compensation	—	—	—	192	—	—	—	192
Net income	—	—	—	—	1,091	—	—	1,091
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	40	40
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(10)	(10)
Foreign currency translation, net of tax	—	—	—	—	—	—	(361)	(361)
Reclassification adjustments, net of tax	—	—	—	—	—	—	10	10
Balance, December 31, 2022	256.4	(70.7)	3	10,895	3,334	(7,740)	(727)	5,765
Issuance of common stock	0.8	—	—	(61)	—	—	—	(61)
Repurchase of common stock, net of tax	—	(5.0)	—	—	—	(1,001)	—	(1,001)
Stock-based compensation	—	—	—	191	—	—	—	191
Net income	—	—	—	—	1,358	—	—	1,358
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(7)	(7)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	7	7
Foreign currency translation, net of tax	—	—	—	—	—	—	(89)	(89)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(51)	(51)
Balance, December 31, 2023	257.2	(75.7)	3	11,025	4,692	(8,741)	(867)	6,112
Issuance of common stock	1.0	—	—	(66)	—	—	—	(66)
Repurchase of common stock, net of tax	—	(6.4)	—	—	—	(1,362)	—	(1,362)
Stock-based compensation	—	—	—	181	—	—	—	181
Net income	—	—	—	—	1,373	—	—	1,373
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	53	53
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	7	7
Foreign currency translation, net of tax	—	—	—	—	—	—	(200)	(200)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(31)	(31)
Balance, December 31, 2024	258.2	(82.1)	$3	$11,140	$6,065	$(10,103)	$(1,038)	$6,067

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The Company

IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of clinical research services, commercial insights and healthcare intelligence to the life sciences and healthcare industries. IQVIA’s portfolio of solutions are powered by IQVIA Connected Intelligence™ to deliver actionable insights and services built on high-quality health data, Healthcare-grade AI™, advanced analytics, the latest technologies and extensive domain expertise. IQVIA is committed to using AI responsibly, ensuring that its AI-powered capabilities are grounded in privacy, regulatory compliance, and patient safety. With approximately 88,000 employees in over 100 countries, including experts in healthcare, life sciences, data science, technology and operational excellence, IQVIA is dedicated to accelerating the development and commercialization of innovative medical treatments to help improve patient outcomes and population health worldwide.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company, its subsidiaries and investments in which the Company has control. Amounts pertaining to the non-controlling ownership interests held by third parties, if any, in the operating results and financial position of the Company’s majority-owned subsidiaries are reported as non-controlling interests. Intercompany accounts and transactions have been eliminated in consolidation.

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

Included in software and related assets is the capitalized cost of internal-use software used in supporting the Company’s business. Qualifying costs incurred during the application development stage are capitalized and amortized over their estimated useful lives. Costs are capitalized from completion of the preliminary project stage and when it is considered probable that the software will be used to perform its intended function, up until the time the software is placed into service. The Company recognized $472 million, $475 million and $419 million of amortization expense for the years ended December 31, 2024, 2023 and 2022, respectively, related to software and related assets.

The carrying values of property, equipment and intangible and other long-lived assets are reviewed for recoverability at the asset grouping level to determine if the facts and circumstances suggest that a potential impairment may have occurred. If this review indicates that carrying values will not be recoverable, as determined based on undiscounted cash flow projections, the Company will record an impairment charge to reduce carrying values to estimated fair value. There were no significant impairments recognized in the years ended December 31, 2024, 2023 and 2022.

Revenue Recognition

The Company’s arrangements are primarily service contracts that range in duration from a few months to several years. The Company recognizes revenues when control of these services is transferred to the customer for an amount, referred to as the transaction price, that reflects the consideration to which the Company is expected to be entitled in exchange for those goods or services. The Company determines revenue recognition utilizing the following five steps: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract (promised goods or services that are distinct), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations, and (5) recognition of revenues when, or as, the Company transfers control of the product or service for each performance obligation. Cash payments made to customers as incentives to induce customers to enter into service agreements with the Company are amortized as a reduction of revenues over the period the services are performed. The Company records revenues net of any tax assessments by governmental authorities, such as value added and sales taxes, that are imposed on and concurrent with specific revenues generating transactions.

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

The majority of revenues in the Company's Contract Sales & Medical Solutions segment is from contract sales force to the biopharmaceutical industry and broader healthcare market and recognized over time using a single measure of progress dependent on the performance obligation. Some of the Company's Contract Sales & Medical Solutions contracts contain multiple performance obligations with distinct promises including recruiting, sales force automation and deployment of sales representatives. The Company utilizes a single measure of progress for each performance obligation to recognize revenues, which includes deployment of sales representatives based on employee days worked; recruiting based on candidates recruited; sales force automation set-up based on hours worked; and sales force automation hosting and maintenance based on usage. These services meet the over time criterion as the customer consumes the benefit as activities are performed and another party would not need to substantially re-perform the work already completed to satisfy the remaining obligations if the services were migrated to another party.

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

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. The Company records U.S. deferred taxes based on the Federal corporate income tax rate of 21%. The Company accounts for tax related to Global Intangible Low-Taxed Income (“GILTI”) and Qualified Domestic Minimum Top-up Taxes ("QDMTT") in relation to the Organization for Economic Co-operation and Development's ("OECD") Pillar Two global corporate minimum tax rate of 15%, as period costs when and if incurred. Recognition of deferred income tax assets is based on management’s belief that it is more likely than not that the income tax benefit associated with certain temporary differences, income tax operating loss, capital loss carryforwards, and income tax credits, will be realized. The Company records a valuation allowance to reduce its deferred income tax assets for those deferred income tax items for which it was more likely than not that realization would not occur. The Company determines the amount of the valuation allowance based, in part, on the Company’s assessment of future taxable income and in light of the Company’s ongoing income tax strategies. If the estimate of future taxable income or tax strategies changes at any time in the future, the Company would record an adjustment to its valuation allowance. Recording such an adjustment could have a material effect on the Company’s financial condition or results of operations.

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

Leases

The Company determines if an arrangement is a lease at inception and reassesses if there are changes in terms and conditions of the contract. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on the Company's consolidated balance sheets. Finance leases are included in deposits and other assets, net, other current liabilities, and other liabilities on the Company's consolidated balance sheets. Lease assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Lease assets also include any lease payments made before lease commencement and initial direct costs and excludes lease incentives. In determining the lease term at lease commencement, the Company includes the noncancellable term and the periods, which the Company deems it is reasonably certain to exercise or not to exercise a renewal or cancellation option. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Finance lease expense is recognized as a combination of depreciation expense for the leased asset and interest expense for the outstanding lease liabilities using the discount rate discussed above.

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

Recently Issued Accounting Standards

Accounting pronouncements recently adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. The new guidance requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included in the reported measure of segment profit or loss. It does not change the definition of a segment or the guidance for determining reportable segments. The Company adopted this new accounting guidance effective for the annual period beginning January 1, 2024, and will adopt it in 2025 for interim periods. The adoption of this new accounting guidance for the annual period beginning January 1, 2024 did not have a material effect on the Company's disclosures within the consolidated financial statements.

Accounting pronouncements issued but not adopted as of December 31, 2024
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU require additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be effective for the Company in the annual period beginning January 1, 2025. The Company is assessing the impacts of this ASU on its disclosures within the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), to improve the disclosures about an entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance requires additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods, and will be effective for the Company in the annual period beginning January 1, 2027, and interim periods beginning January 1, 2028. The Company is assessing the impacts of this ASU on its disclosures within the consolidated financial statements.

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations

The Company attributes revenues to geographical region based upon where the services are performed. The following tables represent revenues by geographical region and reportable segment for the years ended December 31, 2024, 2023 and 2022:

	December 31, 2024
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$3,182	$3,894	$280	$7,356
Europe and Africa	2,397	2,304	219	4,920
Asia-Pacific	581	2,329	219	3,129
Total revenues	$6,160	$8,527	$718	$15,405

	December 31, 2023
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$3,091	$4,157	$304	$7,552
Europe and Africa	2,156	2,103	200	4,459
Asia-Pacific	615	2,135	223	2,973
Total revenues	$5,862	$8,395	$727	$14,984

	December 31, 2022
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$2,947	$3,747	$354	$7,048
Europe and Africa	2,175	2,016	175	4,366
Asia-Pacific	624	2,158	214	2,996
Total revenues	$5,746	$7,921	$743	$14,410

When attributing revenues to individual countries based upon where the services are performed, no individual country, except for the United States, accounted for 10% or more of total revenues for the years ended December 31, 2024, 2023 and 2022. For the years ended December 31, 2024, 2023 and 2022, revenues in the United States accounted for approximately 42%, 45%, and 42% of total revenues, respectively, using this revenue attribution approach.

No individual customer represented 10% or more of total revenues for the years ended December 31, 2024, 2023 and 2022.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2024, approximately $33.5 billion of revenues are expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenues on approximately 30% of these remaining performance obligations over the next twelve months, on approximately 85% over the next five years, with the balance recognized thereafter. Most of the Company's remaining performance obligations where revenues are expected to be recognized beyond the next twelve months are for service contracts for clinical research in the Company's Research & Development Solutions segment. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.

3. Trade Accounts Receivable, Unbilled Services and Unearned Income

Trade accounts receivables and unbilled services consist of the following:

	December 31,
(in millions)	2024	2023
Trade accounts receivable	$1,390	$1,473
Unbilled services	1,856	1,942
Trade accounts receivable and unbilled services	3,246	3,415
Allowance for doubtful accounts	(42)	(34)
Trade accounts receivable and unbilled services, net	$3,204	$3,381

Unbilled services and unearned income were as follows:

	December 31,
(in millions)	2024	2023	Change
Unbilled services	$1,856	$1,942	$(86)
Unearned income	(1,779)	(1,799)	20
Net balance	$77	$143	$(66)

Unbilled services, which is comprised of approximately 69% and 68% of unbilled receivables and 31% and 32% of contract assets as of December 31, 2024 and December 31, 2023, respectively, decreased by $86 million as compared to December 31, 2023. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income decreased by $20 million over the same period resulting in a decrease of $66 million in the net balance of unbilled services and unearned income between December 31, 2024 and 2023. The change in the net balance is driven by the difference in timing of revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers, primarily related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is primarily based on certain milestones.

The majority of the unearned income balance as of the beginning of the year was recognized in revenues during the year ended December 31, 2024.

Bad debt expense recognized on the Company’s receivables and unbilled services was immaterial for the years ended December 31, 2024, 2023 and 2022.

Accounts Receivable Factoring Arrangements

The Company has accounts receivable factoring agreements to sell certain eligible unsecured trade accounts receivable, either based on automatic arrangements or at its option, without recourse, to unrelated third-party financial institutions for cash. For the year ended December 31, 2024, through its accounts receivable factoring arrangements that the Company utilizes most frequently, the Company factored approximately $678 million of customer invoices on a non-recourse basis and received approximately $666 million in cash proceeds from the sales. For the year ended December 31, 2023, through these same accounts receivable factoring arrangements, the Company factored approximately $699 million of customer invoices on a non-recourse basis and received approximately $686 million in cash proceeds from the sales. The fees associated with these transactions were immaterial. The Company has other accounts receivable arrangements for which the activity associated with them is immaterial.

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

Unconsolidated Affiliates

The Company accounts for its investments in unconsolidated affiliates under the equity method of accounting and records its pro rata share of its losses or earnings from these investments in equity in earnings (losses) of unconsolidated affiliates. The following is a summary of the Company’s investments in unconsolidated affiliates:

	December 31,
(in millions)	2024	2023
NovaQuest Pharma Opportunities Fund V, L.P. (“NQ Fund V”)	$36	$35
NostraData Pty Ltd. (“NostraData”)	17	18
NovaQuest Private Equity Fund I, L.P. (“NQ PE Fund I”)	11	10
NovaQuest Pharma Opportunities Fund IV, L.P. (“NQ Fund IV”)	4	6
Longwood Fund V, L.P. ("Longwood")	6	7
RxWare (formerly "Helparound")	2	2
NovaQuest Pharma Opportunities Fund III, L.P. (“NQ Fund III”)	—	1
Other	190	55
	$266	$134

Variable Interest Entities

As of December 31, 2024, the Company’s investments in unconsolidated variable interest entities (“VIEs”) and its estimated maximum exposure to loss were as follows:

(in millions)	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
NQ Fund V	$36	$43
NQ PE Fund I	11	12
Longwood	6	8
NQ Fund IV	4	5
NQ Fund III	—	5
Other	179	506
	$236	$579

The difference between the carrying amount of the investments in unconsolidated VIEs and the maximum exposure to loss is primarily attributable to capital commitments that the Company anticipates will be called in the future.

The Company is not the primary beneficiary of its VIEs and therefore does not consolidate the VIEs. The Company does not have the power to direct the activities that most significantly affect the VIEs’ economic performance. Additionally, the Company considers whether there are any rights to receive benefits or obligations to absorb losses of the VIE that could potentially be significant to the VIE.

5. Derivatives

Interest Rate Risk Management

The Company has entered into interest rate swaps for purposes of managing its exposure to interest rate fluctuations. The Company does not enter into interest rate swaps for investment or speculative purposes.

On July 19, 2018, the Company entered into forward starting interest rate swaps with a total notional value of $500 million in an effort to limit its exposure to changes in the variable interest rate on its Senior Secured Credit Facilities (see Note 10 for additional information). Interest on the swaps began accruing on June 28, 2019 and the swaps expired on June 28, 2024. The Company paid an average fixed rate of 2.75% and received a variable rate of interest equal to the three-month Term SOFR on these swaps.

On June 4, 2020, the Company entered into an interest rate swap with a notional value of $300 million in an effort to limit its exposure to changes in the variable interest rate on its Senior Secured Credit Facilities (see Note 10 for additional information). Interest on the swap began accruing on June 30, 2020 and the swap expired on June 28, 2024. The Company paid a fixed rate of 0.32% and received a variable rate of interest equal to the three-month Term SOFR on the swap.

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

The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparty, which, when they occur, are reflected as interest expense on the consolidated statements of income. These interest rate swaps result in a total debt mix of approximately 75% fixed rate debt and 25% variable rate debt.

Foreign Exchange Risk Management

The Company transacts business in more than 100 countries and is subject to risks associated with fluctuating foreign exchange rates. Accordingly, the Company enters into foreign currency forward contracts to hedge certain forecasted foreign exchange cash flows arising from service contracts (“Service Contract Hedging”). It is the Company’s policy to enter into foreign currency forward contracts only to the extent necessary to reduce earnings and cash flow volatility associated with foreign exchange rate movements. The Company does not enter into foreign currency forward contracts for investment or speculative purposes. The principal currency hedged in 2024 was the British Pound.

Service Contract Hedging contracts are designated as cash flow hedges and are carried at fair value, with changes in the fair value recorded to AOCI. The change in fair value is reclassified from AOCI to earnings in the period in which the hedged transaction occurs. These contracts have various expiration dates through September 2025.

As of December 31, 2024 and 2023, the Company had open Service Contract Hedging contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2025 and 2024 with notional amounts totaling $108 million and $121 million, respectively. For accounting purposes these hedges are considered highly effective. As of December 31, 2024 and 2023, the Company had recorded gross unrealized gains (losses) of $— million and $(2) million, and $2 million and $— million, respectively, related to these contracts. Upon expiration of the hedge instruments in 2024, the Company reclassified the unrealized holding gains and losses on the derivative instruments included in AOCI into earnings. The unrealized gains (losses) are included in other current assets and other current liabilities on the accompanying consolidated balance sheets as of December 31, 2024 and 2023.

Net Investment Risk Management, Euro Denominated Notes

As of December 31, 2024, the portion of the Company's foreign currency denominated debt balance that was designated as a hedge of its net investment in certain foreign subsidiaries totaled approximately €2,732 million ($2,837 million). The amount of foreign exchange gains (losses) related to this net investment hedge included in the cumulative translation adjustment component of AOCI was $186 million, $(102) million, and $332 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Net Investment Risk Management, Cross-Currency Swaps
On November 15, 2023, in connection with the issuance of the 2029 Senior Secured Notes (see Note 10 for additional information), the Company entered into cross-currency swaps with a combined notional value of $1,250 million to effectively convert $1,250 million of the 2029 Senior Secured Notes into euro-denominated borrowings at prevailing euro interest rates through February 2029. The Company designated these agreements as a hedge of its net investment in certain foreign subsidiaries. These cross-currency swaps expire in February 2029. The Company will receive semiannual interest payments on February 1 and August 1 from the counterparties based on a fixed interest rate until maturity of these agreements. The effective net borrowing rate to the Company is approximately 4.8555%, inclusive of the yield on the notes and the impact of the cross-currency swaps.
On November 17, 2023, in connection with the allocation of the Term B-4 Dollar Loans (see Note 10 for additional information), the Company entered into cross-currency swaps with a combined notional value of $1,500 million to effectively convert $1,500 million of the Term B-4 Dollar Loans into euro-denominated borrowings at prevailing euro interest rates through January 2031. These cross-currency swaps expire in January 2031. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of these agreements. The effective net borrowing rate to the Company is approximately 4.9015%, inclusive of the yield on the loans, the impact of the cross-currency swaps and of the interest rate swaps entered on November 17, 2023 as noted above.
The Company does not enter into cross-currency swaps for investment or speculative purposes. For the years ended December 31, 2024 and 2023, the Company recorded gains (losses) of $147 million and $(108) million, respectively, within AOCI as a result of these cross-currency swaps. The Company recognized $36 million and $3 million related to the excluded component as a reduction of interest expense for the years ended December 31, 2024 and 2023, respectively.

The fair values of the Company’s derivative instruments, on a gross basis, and the line items on the accompanying consolidated balance sheets to which they were recorded are summarized in the following table:

		December 31, 2024			December 31, 2023
(in millions)	Balance Sheet Classification	Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets, other assets and other current liabilities	$—	$5	$2,485	$13	$51	$3,300
Cross-currency swaps	Other assets and other current liabilities	39	—	2,735	—	108	2,750
Foreign exchange forward contracts	Other current assets and other current liabilities	—	2	108	2	—	121
Total derivatives		$39	$7		$15	$159

The pre-tax effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Year Ended December 31,
(in millions)	2024	2023	2022
Interest rate swaps	$33	$(80)	$62
Foreign exchange forward contracts	(4)	2	3
Total	$29	$(78)	$65

The Company expects $3 million of pre-tax unrealized gains related to its foreign exchange contracts and interest rate derivatives included in AOCI as of December 31, 2024 to be reclassified into earnings within the next twelve months. The total amount, net of income taxes, of the cash flow hedge effect on the accompanying consolidated statements of income was $31 million, $51 million, and $(10) million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values as of December 31, 2024 and 2023 due to their short-term nature. As of December 31, 2024 and 2023, the fair value of total debt was $13,966 million and $13,597 million, respectively, as determined under Level 2 measurements for these financial instruments.

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of December 31, 2024:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$170	$—	$—	$170
Derivatives	—	39	—	39
Total	$170	$39	$—	$209
Liabilities:
Derivatives	$—	$7	$—	$7
Contingent consideration	—	—	102	102
Total	$—	$7	$102	$109

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

Contingent consideration—The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenues performance targets and operating forecasts) and the probability of achieving the specific targets. Based on the assessments of the probability of achieving specific targets, as of December 31, 2024 the Company has accrued approximately 61% of the maximum contingent consideration payments that could potentially become payable.

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31:

	Contingent Consideration
(in millions)	2024	2023	2022
Balance as of January 1	$106	$173	$76
Business combinations	77	64	134
Contingent consideration paid	(10)	(73)	(22)
Revaluations included in earnings and foreign currency translation adjustments	(71)	(58)	(15)
Balance as of December 31	$102	$106	$173

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

Non-recurring Fair Value Measurements

Certain assets are carried on the accompanying consolidated balance sheets at cost and are not remeasured to fair value on a recurring basis. As of December 31, 2024, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled $19,554 million and were identified as Level 3. These assets are comprised of debt investments and cost and equity method investments of $345 million, goodwill of $14,710 million and other identifiable intangibles, net of $4,499 million.

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

Goodwill—Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets resulting from business combinations. The recoverability of goodwill is evaluated annually for impairment, or if and when events or circumstances indicate a possible impairment. For the year ended December 31, 2024, the Company elected to perform a qualitative impairment assessment. This includes a qualitative analysis of macroeconomic conditions, industry and market considerations, cost factors, financial performance, fair value history and other company specific events. If this qualitative analysis indicates that it is more likely than not that the estimated fair value is less than the carrying value for the respective reporting unit, the Company would then need to calculate the fair value of the reporting unit. If the reporting unit calculated fair value is less than the carrying amount, the Company would record an impairment charge for the difference, with the impairment charge not to exceed the carrying amount of Goodwill. See Note 8 for additional information.

Other Identifiable Intangibles, Net—If a triggering event occurs, the Company determines the estimated fair value of definite-lived intangible assets by determining the present value of the expected cash flows. See Note 8 for additional information.

7. Property and Equipment

The major classes of property and equipment were as follows:

	December 31,
(in millions)	2024	2023
Land, buildings and leasehold improvements	$367	$376
Equipment	840	803
Transportation equipment	85	81
Furniture and fixtures	62	66
Property and equipment, gross	1,354	1,326
Less accumulated depreciation	(819)	(803)
Property and equipment, net	$535	$523

Property and equipment depreciation expense was as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Depreciation expense	$149	$151	$160

8. Goodwill and Other Identifiable Intangible Assets

As of December 31, 2024, the Company has $4,499 million of other identifiable intangible assets. Amortization expense associated with other identifiable definite-lived intangible assets was as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Amortization expense	$965	$974	$970

Estimated amortization expense for existing other identifiable intangible assets is expected to be approximately $881 million, $738 million, $606 million, $485 million and $371 million for the years ending December 31, 2025, 2026, 2027, 2028 and 2029, respectively. Estimated amortization expense can be affected by various factors such as future acquisitions, divestitures, abandonments or impairments.

The following is a summary of other identifiable intangible assets:

	December 31, 2024			December 31, 2023
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived identifiable intangible assets:
Client relationships and backlog	$5,690	$(2,966)	$2,724	$5,688	$(2,724)	$2,964
Software and related assets	3,914	(2,358)	1,556	3,629	(2,005)	1,624
Trademarks, trade names and other	539	(350)	189	548	(320)	228
Databases	1,773	(1,751)	22	1,837	(1,819)	18
Non-compete agreements	14	(6)	8	16	(11)	5
	$11,930	$(7,431)	$4,499	$11,718	$(6,879)	$4,839

The following is a summary of goodwill by reportable segment for the years ended December 31, 2024 and 2023:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2022	$11,520	$2,247	$154	$13,921
Business combinations	352	181	—	533
Impact of foreign currency fluctuations and other	104	11	(2)	113
Balance as of December 31, 2023	11,976	2,439	152	14,567
Business combinations	346	186	—	532
Impact of foreign currency fluctuations and other	(365)	(17)	(7)	(389)
Balance as of December 31, 2024	$11,957	$2,608	$145	$14,710

There were no goodwill impairment losses for the years ended December 31, 2024, 2023 and 2022.

9. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
(in millions)	2024	2023
Client contract related	$1,458	$1,315
Compensation, including bonuses, fringe benefits and payroll taxes	905	968
Professional fees	75	112
Contingent consideration and deferred purchase price	49	27
Interest	81	66
Restructuring	21	36
Other	359	331
	$2,948	$2,855

10. Credit Arrangements

The following is a summary of the Company’s revolving credit facilities as of December 31, 2024:

Facility	Interest Rates
$2,000 million (revolving credit facility)	U.S. Dollar Term SOFR plus a margin of 1.25% plus a 10 basis credit spread adjustment as of December 31, 2024
$110 million (receivables financing facility)	U.S. Dollar Term SOFR plus a margin of 1.00% plus a 10 basis credit spread adjustment as of December 31, 2024

The following table summarizes the Company’s debt at the dates indicated:

	December 31,
(dollars in millions)	2024	2023
Revolving Credit Facility due 2026:
U.S. Dollar denominated borrowings—U.S. Dollar Term SOFR at average floating rates of 5.71%	$825	$100
Senior Secured Credit Facilities:
Term A Loan due 2026—U.S. Dollar Term SOFR at floating rates of 5.71%	1,197	1,270
Term A Loan due 2026—Euribor at floating rates of 3.93%	272	306
Term A Loan due 2027—U.S. Dollar Term SOFR at floating rates of 5.86%	1,094	1,156
Term B Loan due 2025—Euribor at floating rates of 4.68%	542	576
Term B Loan due 2031—U.S Dollar Term SOFR at floating rates of 6.33%	1,485	1,500
5.700% Senior Secured Notes due 2028—U.S. Dollar denominated	750	750
6.250% Senior Secured Notes due 2029—U.S. Dollar denominated	1,250	1,250
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
6.500% Senior Notes due 2030—U.S. Dollar denominated	500	500
2.875% Senior Notes due 2025—Euro denominated	436	464
2.25% Senior Notes due 2028—Euro denominated	748	795
2.875% Senior Notes due 2028—Euro denominated	739	785
1.750% Senior Notes due 2026—Euro denominated	572	607
2.250% Senior Notes due 2029—Euro denominated	935	993
Receivables financing facility due 2027—U.S. Dollar Term SOFR at floating rates of 5.69%
Revolving Loan Commitment	110	110
Term Loan	440	440
Principal amount of debt	14,045	13,752
Less: unamortized discount and debt issuance costs	(62)	(79)
Less: current portion	(1,145)	(718)
Long-term debt	$12,838	$12,955

Contractual maturities of long-term debt as of December 31, 2024 are as follows:

(in millions)
2025	$1,145
2026	3,904
2027	2,634
2028	2,252
2029	2,200
Thereafter	1,910
$14,045

Senior Secured Credit Facilities

As of December 31, 2024, the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) provided financing through several senior secured credit facilities of up to $6,585 million, which consisted of $5,415 million principal amounts of debt outstanding (as detailed in the table above), and $1,170 million of available borrowing capacity on the $2,000 million revolving credit facility and standby letters of credit. The revolving credit facility is comprised of a $1,175 million senior secured revolving facility available in U.S. dollars, a $600 million senior secured revolving facility available in U.S. dollars, Euros, Swiss Francs and other foreign currencies, and a $225 million senior secured revolving facility available in U.S. dollars and Yen.

2023 Financing Transactions

On November 28, 2023, the Company entered into an amendment (the “Amendment”) to its Credit Agreement, among IQVIA Inc., a wholly owned subsidiary of the Company, the Company, IQVIA RDS Inc., a wholly owned subsidiary of the Company, the other guarantors party thereto, Bank of America, N.A. as administrative agent and as collateral agent, and the Lenders (as defined therein) party thereto. Pursuant to the Amendment, the Company borrowed $1,500 million in incremental Term B-4 Dollar Loans (as defined in the Credit Agreement) due January 2, 2031. The net proceeds from the Term B-4 Dollar Loans were used to repay certain of the outstanding term loans due in 2024 and in 2025 under the Company’s senior secured credit facilities, and to pay fees and expenses related to the Amendment and the offering of 2029 Senior Secured Notes (as defined below). In connection with this Amendment, the Company recognized a $6 million loss on extinguishment of debt, which includes fees and expenses.

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

Receivables Financing Facility

On October 1, 2024, the Company amended its receivables financing facility to extend the term of the $550 million facility to October 1, 2027. Under the receivables financing facility, certain of the Company's accounts receivable are sold on a non-recourse basis by certain of the Company's consolidated subsidiaries (each, an “Originator”) to another of the Company's consolidated subsidiaries, a bankruptcy-remote special purpose entity (the “SPE”). The SPE obtained a term loan and revolving loan commitment from a third-party lender, secured by liens on the assets of the SPE, to finance the purchase of the accounts receivable, which includes a $440 million term loan and a $110 million revolving loan commitment. As of December 31, 2024, no additional amounts of revolving loans were available under the receivables financing facility. The Company has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under the receivables financing facility. The assets of the SPE are not available to satisfy any of the Company’s obligations or any obligations of its subsidiaries. As of December 31, 2024, approximately $1,609 million of the Company's trade accounts receivable and unbilled services were pledged as collateral to secure the facility.

Restrictive Covenants

The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. As of December 31, 2024, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.

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

The components of lease expense were as follows:

		Year Ended December 31,
(in millions)	Classification	2024	2023	2022
Operating lease cost (1)	Selling, general and administrative expenses	$158	$160	$171
Finance lease cost (1)	Depreciation and amortization, and Interest expense	18	18	12
Total lease cost		$176	$178	$183
(1) Includes variable lease costs, which are immaterial.

Other information related to leases was as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Supplemental Cash Flow:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$160	$175	$173
Operating cash flows for finance leases	$8	$8	$5
Financing cash flows for finance leases	$5	$3	$4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$58	$59	$79
Finance leases	$—	$—	$54
Weighted Average Remaining Lease Term:
Operating leases	4.58 years	4.61 years	4.72 years
Finance leases	19.73 years	20.67 years	21.64 years
Weighted Average Discount Rate:
Operating leases	4.57%	3.81%	3.12%
Finance leases	3.90%	3.88%	3.87%

Future minimum lease payments under non-cancellable leases as of December 31, 2024 were as follows:

(in millions)	Operating Leases	Finance Leases
2025	$109	$13
2026	71	13
2027	49	14
2028	33	14
2029	14	14
Thereafter	22	269
Total future minimum lease payments	298	337
Less imputed interest	(26)	(113)
Total	$272	$224
Reported as of December 31, 2024:
Other current liabilities	$99	$6
Operating lease liabilities	173	—
Other liabilities	—	218
Total	$272	$224

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

On January 10, 2017, Quintiles IMS Health Incorporated and IMS Software Services Ltd. (collectively “IQVIA Parties”), filed a lawsuit in the U.S. District Court for the District of New Jersey against Veeva Systems, Inc. (“Veeva”) alleging Veeva unlawfully used IQVIA Parties intellectual property to improve Veeva data offerings, to promote and market Veeva data offerings and to improve Veeva technology offerings. IQVIA Parties seek injunctive relief, appointment of a monitor, the award of compensatory and punitive damages and reimbursement of all litigation expenses, including reasonable attorneys’ fees and costs. On March 13, 2017, Veeva filed counterclaims alleging anticompetitive business practices in violation of the Sherman Act and state laws. Veeva claims damages in excess of $200 million, and is seeking punitive damages and litigation costs, including attorneys’ fees. The Company believes the counterclaims are without merit, rejects all counterclaims raised by Veeva and intends to vigorously defend IQVIA Parties’ position and pursue its claims against Veeva. Since the initial filings, the parties have filed additional litigations against each other, primarily concerning the use of IQVIA data with various other Veeva products. Trial has been continued from an early 2025 setting to a date to be determined by the Court.

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

13. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued and outstanding as of December 31, 2024 or 2023.

Equity Repurchase Program

On October 30, 2013, the Company’s Board of Directors (the “Board”) first approved the Company's equity repurchase program (the “Repurchase Program”), authorizing the repurchase of up to $125 million of the Company’s common stock. The Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of the Company's common stock by $600 million, $1.5 billion, $2.0 billion, $1.5 billion, $2.0 billion, $2.0 billion, and $2.0 billion in 2015, 2016, 2017, 2018, 2019, 2022, and 2023, respectively. On February 5, 2025, the Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of the Company's common stock by an additional $2,000 million, which increased the total amount that has been authorized under the Repurchase Program to $13,725 million. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time.

As of December 31, 2024, the Company had remaining authorization to repurchase up to $1,013 million of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

There were no equity offerings during the years ended December 31, 2024, 2023 and 2022.

Summary

Below is a summary of the share repurchases made under the Repurchase Program:

	Year Ended December 31,
(in millions, except per share data)	2024	2023	2022
Number of shares of common stock repurchased	6.4	5.0	5.5
Aggregate purchase price	$1,350	$992	$1,168
Average price per share	$209.68	$196.89	$213.06

14. Business Combinations

The Company completed several individually immaterial acquisitions during the years ended December 31, 2024 and 2023. The Company’s assessment of fair value, including the valuation of certain acquired intangibles and the purchase price allocation related to the acquisitions that occurred during the year ended December 31, 2024 is preliminary and subject to change upon completion. Further adjustments, largely related to acquired intangible assets and related deferred taxes, may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The Company recorded goodwill from these acquisitions, primarily attributable to assembled workforce, expected synergies and new client relationships. The consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented as pro forma results of operations would not be materially different to the actual results of operations of the Company.

The following table provides certain preliminary financial information for these acquisitions:

	Year Ended December 31,
(in millions)	2024	2023
Assets acquired:
Cash and cash equivalents	$28	$28
Accounts receivable	68	44
Other assets	60	9
Goodwill	532	533
Other identifiable intangibles	313	425
Liabilities assumed:
Other liabilities	(114)	(44)
Deferred income taxes, long-term	(40)	(18)
Net assets acquired (1)	$847	$977
(1) Net assets acquired include contingent consideration and deferred purchase price of $84 million and $73 million, respectively.

The portion of goodwill deductible for income tax purposes was preliminarily assessed as $343 million and $379 million for the years ended December 31, 2024 and 2023, respectively.

The following table provides a summary of the preliminary estimated fair value of certain intangible assets acquired:

					Year Ended December 31,
(in millions)	Amortization Period				2024	2023
Other identifiable intangibles:
Client relationships	9	-	16	years	$257	$324
Backlog	1	-	4	years	28	51
Software and related assets	3	-	5	years	10	44
Non-compete agreements	3	-	5	years	7	—
Trade names			5	years	6	2
Databases	4	-	5	years	5	4
Total Other identifiable intangibles					$313	$425

15. Restructuring

The Company has continued to take restructuring actions in the year ended December 31, 2024 to align its resources and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These actions include consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements. These restructuring actions are expected to continue into 2025.

The management approved plans resulted in $67 million, $84 million and $28 million of restructuring expense, net of reversals, which consisted primarily of severance and other exit-related costs in the years ended December 31, 2024, 2023 and 2022, respectively.

The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs
Balance as of December 31, 2022	$26
Expense, net of reversals	84
Payments	(74)
Balance as of December 31, 2023	$36
Expense, net of reversals	67
Payments	(81)
Foreign currency translation and other	(1)
Balance as of December 31, 2024	$21

The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects the majority of the restructuring accruals as of December 31, 2024 will be paid in 2025.

16. Income Taxes

The components of income before income taxes and equity in earnings (losses) of unconsolidated affiliates are as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Domestic	$214	$108	$(45)
Foreign	1,455	1,351	1,408
	$1,669	$1,459	$1,363

The components of income tax expense attributable to continuing operations are as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Current expense:
Federal and state	$44	$21	$24
Foreign	386	349	358
	430	370	382
Deferred (benefit) expense:
Federal and state	(116)	(236)	(94)
Foreign	(13)	(33)	(28)
	(129)	(269)	(122)
	$301	$101	$260

The differences between the Company’s consolidated income tax expense attributable to continuing operations and the expense computed at the United States statutory income tax rate of 21% were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Federal income tax expense at statutory rate	$351	$306	$286
State and local income taxes, net of federal effect	9	16	(15)
Research and development	(28)	(25)	(19)
United States taxes recorded on foreign earnings(*)	(79)	(41)	(4)
Tax contingencies	14	17	14
Foreign Derived Intangible Income (“FDII”)	(56)	(53)	(41)
Foreign rate differential	87	45	38
Equity compensation	3	—	2
Valuation Allowance Release	—	(102)	—
Basis Difference Reversal	—	(61)	—
Other	—	(1)	(1)
	$301	$101	$260
(*) Includes impact of GILTI, and other U.S. taxes on foreign earnings.

The Company's effective income tax rate was 18.0%, 6.9%, and 19.1% for the years ending December 31, 2024, 2023, and 2022, respectively. The Company's effective income tax rate for December 31, 2023, was favorably impacted due to the completion of an internal legal entity restructuring that resulted in a benefit of $125 million. Historically, the Company recorded deferred tax assets related to certain foreign tax credits, and a full valuation allowance in relation to these foreign tax credits was established as it was not expected the credits would be utilized prior to expiration. The Company now believes it is reasonably possible that these foreign tax credits will be utilized and therefore recorded a tax benefit of $64 million related to the valuation allowance release and establishing related uncertain tax positions. Additionally, due to the restructuring the Company also reversed a deferred tax liability of $61 million due to a basis difference that was recovered in a tax-free manner. The effective tax rate was also favorably impacted by a reversal of uncertain tax positions relating to tax credit carryforwards in the amount of $21 million due to an audit settlement.

On December 12, 2022, the European Union member states agreed to implement the Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least $790 million, which went into effect in 2024. The Company has continued to evaluate the effect of this through the end of 2024 and determined that it did not have any material impacts for the current year. The Company will continue to assess the impact of this proposal as countries are actively considering changes to their tax laws to adopt certain parts of the OCED's proposal.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $5,117 million as of December 31, 2024. The Company does not consider any of its foreign earnings as indefinitely reinvested.

The income tax effects of temporary differences from continuing operations that give rise to significant portions of deferred income tax assets (liabilities) are presented below:

	December 31,
(in millions)	2024	2023
Deferred income tax assets:
Net operating loss and other loss carryforwards	$176	$132
Tax credit carryforwards	292	254
Accrued expenses and unearned income	106	103
Employee benefits	180	202
Lease liability	34	65
U.S. interest expense limitation	93	59
Other	52	81
Total deferred income tax assets	933	896
Valuation allowance for deferred income tax assets	(196)	(166)
Total deferred income tax assets (net of valuation allowance)	737	730
Deferred income tax liabilities:
Amortization and depreciation	(545)	(590)
Lease right-of-use assets	(19)	(56)
Foreign exchange on debt instruments	(104)	(48)
Other	(71)	(72)
Total deferred income tax liabilities	(739)	(766)
Net deferred income tax assets (liabilities)	$(2)	$(36)

During the year ended December 31, 2024, the net deferred income tax liabilities decreased due to amortization of intangibles related to the merger between Quintiles and IMS Health.

The Company had federal, state and local, and foreign tax loss carryforwards and tax credits, the tax effect of which was $541 million as of December 31, 2024. Of this amount, $57 million has an indefinite carryforward period, and the remaining $484 million expires at various times beginning in 2025. Some of the federal losses are subject to limitations under the Internal Revenue Code, however, management expects these losses to be utilized during the carryforward periods.

In the year ended December 31, 2024, the Company increased its valuation allowance by $30 million to $196 million as of December 31, 2024 from $166 million as of December 31, 2023. On December 10, 2024, the US Department of Treasury published final regulations related to foreign currency gains and losses that are effective as of January 1, 2025. These regulations require computation of pre-transition foreign currency gain or loss to be included in the determination of future taxable income or loss. The valuation allowance increased primarily as a result of these regulations. We recorded a one-time, non-cash deferred tax benefit related to the pre-transition foreign currency losses in the current year that will be fully offset by a valuation allowance.

A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits is presented below:

	Year Ended December 31,
(in millions)	2024	2023	2022
Balance as of January 1	$140	$122	$116
Additions based on tax positions related to the current year	15	53	13
Additions for income tax positions of prior years	17	8	20
Impact of changes in exchange rates	(2)	1	(2)
Settlements with tax authorities	(1)	(6)	(4)
Reductions for income tax positions of prior years	(18)	(25)	(11)
Reductions due to the lapse of the applicable statute of limitations	(5)	(13)	(10)
Balance as of December 31	$146	$140	$122

As of December 31, 2024, the Company had total gross unrecognized income tax benefits of $132 million associated with over 100 jurisdictions in which the Company conducts business that, if recognized, would reduce the Company’s effective income tax rate.

The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of income. In the years ended December 31, 2024, 2023 and 2022, the amount of interest and penalties recorded as an addition to income tax expense in the accompanying consolidated statements of income was $6 million, $— million and $2 million, respectively. As of December 31, 2024, and 2023, the Company had accrued approximately $26 million and $20 million, respectively, of interest and penalties.

The Company believes that it is reasonably possible that a decrease of up to $8 million in gross unrecognized income tax benefits for federal, state and foreign exposure items may be necessary within the next 12 months due to lapse of statutes of limitations or uncertain tax positions being effectively settled. The Company believes that it is reasonably possible that a decrease of up to $13 million in gross unrecognized income tax benefits for foreign items may be necessary within the next 12 months due to payments. For the remaining uncertain income tax positions, it is difficult at this time to estimate the timing of the resolution.

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

United States	2020-2023
India	2006-2024
Japan	2018-2023
United Kingdom	2022-2023
Switzerland	2020-2023

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

The following table summarizes changes in the benefit obligation, the plan assets and the funded status of the pension benefit plans:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31,
(in millions)	2024	2023	2024	2023
Obligation and funded status:
Change in benefit obligation:
Projected benefit obligation at beginning of year	$434	$400	$525	$461
Service costs	10	10	35	35
Interest cost	22	22	17	17
Actuarial (gains) losses	(9)	15	(2)	5
Benefits paid	(14)	(13)	(26)	(20)
Contributions	—	—	3	3
Settlements	—	—	(3)	(3)
Foreign currency fluctuations and other	—	—	4	27
Projected benefit obligation at end of year	443	434	553	525
Change in plan assets:
Fair value of plan assets at beginning of year	486	419	379	355
Actual return on plan assets	62	75	(9)	2
Contributions	4	5	29	27
Benefits paid	(14)	(13)	(26)	(20)
Settlements	—	—	(3)	(3)
Foreign currency fluctuations and other	—	—	14	18
Fair value of plan assets at end of year	538	486	384	379
Funded status	$95	$52	$(169)	$(146)

The following table summarizes the amounts recognized in the consolidated balance sheets related to the pension benefit plans:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31,
(in millions)	2024	2023	2024	2023
Deposits and other assets, net	$121	$87	$43	$49
Accounts payable and accrued expenses	$3	$4	$14	$12
Other liabilities	$23	$31	$198	$183
Accumulated other comprehensive loss	$64	$28	$(49)	$(25)

As of December 31, 2024, the benefit obligation and amount recognized in AOCI for other postretirement benefits were immaterial.

The following table summarizes the accumulated benefit obligation for all pension benefit plans:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31,
(in millions)	2024	2023	2024	2023
Accumulated benefit obligation	$441	$430	$500	$480

The following table provides the information for pension plans with an accumulated benefit obligation in excess of plan assets and projected benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31,
(in millions)	2024	2023	2024	2023
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$34	$41	$287	$251
Fair value of plan assets	$8	$7	$129	$101
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$34	$41	$340	$295
Fair value of plan assets	$8	$7	$129	$101

The components of net periodic benefit cost changes in plan assets and benefit obligations recognized in comprehensive income were as follows:

	Pension Benefits
	United States Plans			Non-United States Plans
	Year Ended December 31,
(in millions)	2024	2023	2022	2024	2023	2022
Service cost	$10	$10	$13	$35	$35	$29
Interest cost	22	22	13	17	17	8
Expected return on plan assets	(34)	(30)	(38)	(15)	(17)	(18)
Amortization of actuarial losses	—	—	1	—	(2)	1
Settlement gain	—	—	1	—	—	(1)
Net periodic benefit cost	(2)	2	(10)	37	33	19
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Actuarial (gain) loss – current year	(36)	(30)	31	24	19	(18)
Total recognized in other comprehensive income	(36)	(30)	31	24	19	(18)
Total recognized in net periodic benefit cost and other comprehensive income	$(38)	$(28)	$21	$61	$52	$1

All components of net periodic benefit cost other than service cost are recorded in other (income) expense, net on the accompanying consolidated statements of income. Gains (losses) affecting the benefit obligation for the year ending December 31, 2024 were primarily related to the changes in discount rates, as well as changes in other actuarial assumptions which are driven by changing market conditions.

Assumptions

The weighted average assumptions used to determine net periodic benefit cost were as follows for the years ended December 31:

	Pension Benefits
	United States Plans			Non-United States Plans
	2024	2023	2022	2024	2023	2022
Discount rate	5.35%	5.65%	3.08%	3.52%	3.59%	1.46%
Rate of compensation increases	3.00%	3.00%	3.00%	2.78%	2.93%	2.57%
Expected return on plan assets	7.20%	7.20%	7.23%	3.70%	4.53%	4.22%

The weighted average assumptions used to determine benefit obligations were as follows as of December 31:

	Pension Benefits
	United States Plans		Non-United States Plans
	2024	2023	2024	2023
Discount rate	5.83%	5.35%	3.67%	3.52%
Rate of compensation increases	3.00%	3.00%	3.50%	2.78%

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

Plan Assets

The Company’s pension plan target asset allocations and weighted average asset allocations, by asset category, were as follows:

		Plan Assets as of December 31,
	Target	United States Plans		Non-United States Plans		Total
Asset Category	Allocation	2024	2023	2024	2023	2024	2023
Equity securities	40-65%	76%	73%	—%	—%	45%	42%
Debt securities	10-40%	20	21	49	56	32	36
Real estate	0-5%	4	4	—	—	2	2
Other	10-30%	—	2	51	44	21	20
Total		100%	100%	100%	100%	100%	100%

The following table summarizes United States plan assets measured at fair value:

	December 31, 2024			December 31, 2023
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in millions)
Domestic equities	$37	$—	$37	$33	$—	$33
International equities	11	—	11	11	—	11
Corporate bonds	64	—	64	65	—	65
Real estate	21	—	21	21	—	21
Total assets in the fair value hierarchy	133	—	133	130	—	130
Assets measured at net asset value (“NAV”)(1)	—	—	405	—	—	356
Total	$133	$—	$538	$130	$—	$486
(1) Certain investments that are measured at fair value using the net asset value ("NAV") per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above plan asset tables are intended to permit reconciliation of the fair value of plan assets in the fair value hierarchy to the plan asset amounts presented in the above funded status table as of December 31, 2024 and 2023.

The following table summarizes non-United States plan assets measured at fair value:

	December 31, 2024			December 31, 2023
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in millions)
International equities	$—	$1	$1	$1	$1	$2
Debt issued by national, state or local government	2	170	172	2	210	212
Corporate bonds	—	18	18	—	—	—
Investments funds	—	10	10	—	10	10
Insurance contracts	—	168	168	—	145	145
Other	8	7	15	3	7	10
Total	$10	$374	$384	$6	$373	$379

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

Investment Policies and Strategies

The Company invests primarily in a diversified portfolio of debt and equity securities that provide for long-term growth within reasonable and prudent levels of risk. The asset allocation targets established by the Company are strategic and applicable to the plan’s long-term investing horizon. The portfolio is constructed and maintained to provide adequate liquidity to meet associated liabilities and minimize long-term expense and provide prudent diversification among asset classes in accordance with the principles of modern portfolio theory. The plan employs a diversified mix of actively managed investments around a core of passively managed index exposures in each asset class. Within each asset class, rapid market shifts, changes in economic conditions or an individual fund manager’s outlook may cause the asset allocation to fall outside the prescribed targets. The majority of the Company’s plan assets are measured quarterly against benchmarks established by the Company’s investment manager and the Company’s Investment Committee, who review actual plan performance and have the authority to recommend changes as deemed appropriate. Assets are rebalanced periodically to their strategic targets to maintain the plan’s strategic risk/reward characteristics. The Company periodically conducts asset liability modeling studies to ensure that the investment strategy is aligned with the obligations of the plans and that the assets will generate income and capital growth to meet the cost of current and future benefits that the plans provide. The pension plans did not have investments in Company stock as of December 31, 2024 and 2023.

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

Cash Flows

Contributions

The Company expects to contribute approximately $30 million in required contributions to its pension and postretirement benefit plans during 2025. The Company may make additional contributions into its pension plans in 2025 depending on, among other factors, how the funded status of those plans change or in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts the Company may deem to be appropriate.

Estimated future benefit payments

The following benefit payments (net of expected participant contributions) for pension benefits are expected to be paid as follows:

(in millions)
2025	$55
2026	56
2027	60
2028	62
2029	65
Years 2030 through 2034	361
$659

Benefit payments (net of expected participant contributions) for other postretirement benefits are expected to be immaterial over the years presented.

Defined Contribution Plans

Defined contribution or profit sharing plans are offered in various countries in which the Company operates. In some cases, these plans are required by local laws or regulations.

In the United States, the Company has a 401(k) plan under which the Company matches employee deferrals at varying percentages and specified limits of the employee’s salary. For the years ended December 31, 2024, 2023 and 2022, the Company expensed $80 million, $81 million and $74 million, respectively, related to matching contributions.

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

Plans Accounted for as Postretirement Benefits

The Company provides certain executives with postretirement medical, dental and life insurance benefits. These benefits are individually negotiated arrangements in accordance with their individual employment arrangements. The above tables do not include the Company’s expense or obligation associated with providing these benefits. The obligation related to these benefits as of December 31, 2024 and 2023, and the Company’s expense for the years then ended, were not material.

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

The Company recognized stock-based compensation expense of $206 million, $217 million and $194 million in the years ended December 31, 2024, 2023 and 2022, respectively. Stock-based compensation expense is included in selling, general and administrative expenses on the accompanying consolidated statements of income. The associated future income tax benefit recognized was $36 million, $34 million and $28 million in the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was approximately $215 million of total unrecognized stock-based compensation expense related to outstanding non-vested stock-based compensation arrangements, which the Company expects to recognize over a weighted average period of 1.2 years.

As of December 31, 2024, there were 7.6 million shares available for future grants under all of the Company’s stock incentive plans.

The Company used the following assumptions when estimating the value of the stock-based compensation for Stock Settled SARs granted as follows:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	28 – 35%	29 – 35%	28 – 34%
Weighted average expected volatility	32%	32%	30%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	2.6 – 5.6	2.4 – 5.4	3.3 – 6.3
Risk-free interest rate	4.07 – 4.56%	3.38 –4.75%	1.84 – 4.22%

Stock Appreciation Rights – Stock Settled

The exercise price of the stock-settled SARs (“SSRs”) is equal to the closing market price of the Company’s common stock as of the grant date and expire on the tenth anniversary of the date of grant. The SSRs are eligible to vest in three equal annual installments on each of the first three anniversaries of the date of grant.

The Company’s SSR activity in the year ended December 31, 2024 is as follows:

(in millions, except number of SSRs and exercise price)	Number of SSRs	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	3,862,710	$144.79	$342
Granted	426,430	214.37
Exercised	(754,235)	120.01
Canceled	(41,593)	233.29
Outstanding as of December 31, 2024	3,493,312	$157.58	$175

The weighted average fair value per share of SSRs granted in the year ended December 31, 2024 was $70.63. The total intrinsic value of SSRs exercised was approximately $88 million, $51 million and $25 million in the years ended December 31, 2024, 2023 and 2022, respectively.

The weighted average remaining contractual life of the SSRs outstanding and exercisable as of December 31, 2024 is 5.2 years and 4.2 years, respectively. The total aggregate intrinsic value of the exercisable SSRs and the SSRs expected to vest as of December 31, 2024 was approximately $175 million.

Stock Options

The option price is determined by the Board at the date of grant and the options expire 10 years from the date of grant. All outstanding stock options are fully vested.

The Company’s stock option activity in the year ended December 31, 2024 is as follows:

(in millions, except number of options and exercise price)	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	174,971	$62.35	$30
Exercised	(88,006)	60.10
Outstanding as of December 31, 2024	86,965	$64.63	$11

The total intrinsic value of options exercised was approximately $15 million, $23 million and $9 million in the years ended December 31, 2024, 2023 and 2022, respectively. The Company received cash of approximately $5 million, $7 million and $2 million in 2024, 2023, and 2022, respectively, from options exercised.

The weighted average remaining contractual life of the options outstanding and exercisable as of December 31, 2024 is 1.0 years. The total aggregate intrinsic value of the exercisable stock options as of December 31, 2024 was approximately $11 million.

Performance Awards

The Company awarded performance awards that contain service, performance-based and/or market-based vesting criteria. Vesting occurs if the recipient remains employed and depends on the degree to which performance goals are achieved during the three-year performance period (as defined in the award agreements).

The Company’s performance award activity in the year ended December 31, 2024 is as follows:

	Number of Performance Awards	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2023	746,070	$232.13
Granted	493,729	217.83
Additional goal achievement shares	172,658	189.94
Vested	(387,288)	197.10
Canceled	(32,691)	241.33
Outstanding as of December 31, 2024	992,478	$231.04

As of December 31, 2024, there are 992,478 performance awards outstanding with an intrinsic value of approximately $195 million.

Restricted Stock Units – Stock Settled

The Company’s RSUs will settle in shares of the Company’s common stock within 30 days of the applicable vesting date. In general, RSUs granted to employees vest either (i) one-third per year beginning on the first anniversary of the grant date or (ii) 100% at the end of the three-year period following the grant date. Members of the Company’s Board receive RSUs that are fully vested when granted.

The Company’s RSU activity in the year ended December 31, 2024 is as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2023	888,856	$228.55
Granted (1)	594,957	216.78
Vested	(415,766)	223.45
Canceled	(67,719)	225.00
Outstanding as of December 31, 2024	1,000,328	$223.91
(1) Pursuant to the IQVIA Holdings Inc. Non-Employee Director Deferral Plan (the “Director Deferral Plan”), non-employee directors may elect to defer receipt of their cash and/or equity retainers. If a director elects to defer his or her retainer, he or she will instead be credited with that value in deferred shares under the Director Deferral Plan. Deferred shares become payable in Company common stock following a termination of the director’s Board service or the director’s death, or upon a change in control of the Company. The Company granted 6,482 deferred RSUs in 2024.

As of December 31, 2024, there are 1,000,328 RSUs outstanding with an intrinsic value of approximately $197 million.

Stock Appreciation Rights – Cash Settled

The Company’s cash settled SARs (“CSRs”) require the Company to settle in cash an amount equal to the difference between the fair value of the Company’s common stock on the date of exercise and the grant price, multiplied by the number of CSRs being exercised. All outstanding CSRs are fully vested.

As of December 31, 2024, 2023 and 2022, the weighted average fair value per share of the CSRs outstanding was $109.83, $152.17 and $147.41, respectively. The Company paid approximately $3 million, $11 million and $1 million to settle exercised CSRs in the years ended December 31, 2024, 2023 and 2022, respectively.

The weighted average remaining contractual life of the CSRs outstanding and exercisable as of December 31, 2024 is 3.1 years. The total aggregate intrinsic value of the exercisable CSRs as of December 31, 2024 was approximately $4 million.

Restricted Stock Units – Cash Settled

The Company’s cash settled RSUs (“Cash RSUs”) require the Company to settle in cash an amount equal to the fair value of the Company’s common stock on the vest date multiplied by the number of vested Cash RSUs. These awards vest either (i) 100% at the end of the three-year period following the date of grant, or (ii) one-third per year beginning on the first grant date anniversary. As of December 31, 2024, there are 5,808 Cash RSUs outstanding with an intrinsic value of approximately $1 million.

Long Term Incentive Awards - Stock Settled

During the year ended December 31, 2022, the Company entered into long term incentive award agreements with certain employees totaling a fixed monetary amount of $80 million to issue a variable number of common shares based on the fair market value when the awards vest on the third anniversary of the grant date. The Company accounts for the awards as liability-classified awards with the liability recorded in other current liabilities in the consolidated balance sheets as of December 31, 2024. The Company recorded approximately $26 million, $22 million and $9 million of stock-based compensation expense for these awards during the years ended December 31, 2024, 2023 and 2022, respectively.

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

19. Property, Equipment and Software by Geography

The following table represents the Company’s property, equipment and software, net, by geographic region, which is further broken down to show each country that accounts for 10% or more of the totals:

	December 31,
(in millions)	2024	2023
Property, equipment and software, net:
Americas:
United States	$1,803	$1,820
Other	54	97
Americas	1,857	1,917
Europe and Africa	184	193
Asia-Pacific	50	36
Total property, equipment and software, net	$2,091	$2,146

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

Certain costs are not allocated to the Company's segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation and expenses related to integration activities and acquisitions, as well as certain general corporate and unallocated expenses. The Company also does not allocate restructuring costs, depreciation and amortization or impairment charges, if any, to its segments. Asset information by segment is not presented, as this measure is not used by the chief executive officer, who is the chief operating decision maker ("CODM"), to assess the Company’s performance.

For all segments, the CODM uses segment revenue and segment profit in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a monthly and quarterly basis for both segment revenue and profit when making decisions about allocating operating and capital resources to the segments. The CODM also uses segment revenue and profit to assess the performance for each segment by comparing the results of each segment with one another and in determining the compensation of certain employees.

The Company’s reportable segment information is presented below:

	Year Ended December 31,
(in millions)	2024	2023	2022
Revenues
Technology & Analytics Solutions	$6,160	$5,862	$5,746
Research & Development Solutions	8,527	8,395	7,921
Contract Sales & Medical Solutions	718	727	743
Total revenues	15,405	14,984	14,410
Cost of revenues, exclusive of depreciation and amortization
Technology & Analytics Solutions	3,721	3,496	3,348
Research & Development Solutions	5,698	5,629	5,395
Contract Sales & Medical Solutions	611	620	639
Total cost of revenues, exclusive of depreciation and amortization	10,030	9,745	9,382
Selling, general and administrative expenses
Technology & Analytics Solutions	917	876	848
Research & Development Solutions	881	851	831
Contract Sales & Medical Solutions	60	58	62
Total selling, general and administrative expenses reportable segments	1,858	1,785	1,741
Segment profit
Technology & Analytics Solutions	1,522	1,490	1,550
Research & Development Solutions	1,948	1,915	1,695
Contract Sales & Medical Solutions	47	49	42
Total segment profit	3,517	3,454	3,287
General corporate and unallocated expenses	(134)	(268)	(330)
Depreciation and amortization	(1,114)	(1,125)	(1,130)
Restructuring costs	(67)	(84)	(28)
Total income from operations	2,202	1,977	1,799
Interest income	(47)	(36)	(13)
Interest expense	670	672	416
Loss on extinguishment of debt	—	6	—
Other (income) expense, net	(90)	(124)	33
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	$1,669	$1,459	$1,363

21. Earnings Per Share

The following table presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
(in millions, except per share data)	2024	2023	2022
Numerator:
Net income	$1,373	$1,358	$1,091
Denominator:
Basic weighted average common shares outstanding	181.3	183.8	187.6
Effect of dilutive stock options and share awards	2.1	2.5	3
Diluted weighted average common shares outstanding	183.4	186.3	190.6
Earnings per share attributable to common stockholders:
Basic	$7.57	$7.39	$5.82
Diluted	$7.49	$7.29	$5.72

Stock-based awards will have a dilutive effect under the treasury method when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Performance awards are included in diluted earnings per share based on if the performance targets have been met at the end of the reporting period.

For the years ended December 31, 2024, 2023 and 2022 the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions that have not been met at the end of the reporting period or the effect of including such stock-based awards in the computation would be anti-dilutive was 1.0 million, 1.0 million, and 0.5 million, million, respectively.

22. Accumulated Other Comprehensive (Loss) Income

Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance as of December 31, 2021	$(570)	$(21)	$5	$180	$(406)
Other comprehensive (loss) income before reclassifications	(255)	53	(13)	(116)	(331)
Reclassification adjustments	—	12	—	(2)	10
Balance as of December 31, 2022	(825)	44	(8)	62	(727)
Other comprehensive (loss) income before reclassifications	(144)	(10)	11	54	(89)
Reclassification adjustments	—	(68)	—	17	(51)
Balance as of December 31, 2023	(969)	(34)	3	133	(867)
Other comprehensive (loss) income before reclassifications	(123)	70	12	(99)	(140)
Reclassification adjustments	—	(41)	—	10	(31)
Balance as of December 31, 2024	$(1,092)	$(5)	$15	$44	$(1,038)

Below is a summary of the adjustments for amounts reclassified from AOCI into the consolidated statements of income and the affected financial statement line item:

		Year Ended December 31,
(in millions)	Affected Financial Statement Line Item	2024	2023	2022
Derivative instruments:
Interest rate swaps	Interest expense	$41	$47	$(22)
Foreign exchange forward contracts	Revenues	—	21	10
Total before income taxes		41	68	(12)
Income taxes		10	17	(2)
Total net of income taxes		$31	$51	$(10)

23. Supplemental Cash Flow Information

The following table presents the Company’s supplemental cash flow information:

	Year Ended December 31,
(in millions)	2024	2023	2022
Supplemental Cash Flow Information:
Interest paid, net	$589	$556	$379
Income taxes paid, net of refunds	$295	$340	$255

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of IQVIA Holdings Inc. adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of IQVIA Holdings Inc., within the meaning of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item, other than the information regarding the executive officers of the Company set forth below, is incorporated by reference to the sections of our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) entitled “Proposal No. 1: Election of Directors”, “Corporate Governance—Documents Establishing our Corporate Governance”, “Corporate Governance—Leadership Structure—Committees of the Board”, "Compensation Discussion and Analysis—Rigorous Accountability, Risk-Mitigation and Recovery Provisions—Insider Trading Policies and Procedures” and “Other Relevant Information—Delinquent Section 16(a) Reports.”

The current executive officers of the Company are as follows:

Name	Age	Position
Ari Bousbib	63	Chairman and Chief Executive Officer
Ronald E. Bruehlman	64	Executive Vice President and Chief Financial Officer
W. Richard Staub, III	62	President, Research & Development Solutions
Bhavik Patel	45	President, Commercial Solutions
Eric Sherbet	60	Executive Vice President, General Counsel and Secretary

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

Ronald E. Bruehlman, Executive Vice President and Chief Financial Officer

Mr. Bruehlman was appointed as Executive Vice President and Chief Financial Officer effective August 1, 2020. Mr. Bruehlman previously served as Senior Vice President and Chief Financial Officer of IMS Health from July 2011 until the merger of IMS Health and Quintiles in 2016. Prior to joining IMS Health, Mr. Bruehlman worked for 23 years at UTC, advancing through finance positions of increasing responsibility, culminating in his appointment as Vice President, Business Development, which he held from June 2009 to April 2011, where he led the company’s global strategy and corporate development activities. From June 2005 until May 2008, he was Vice President and Chief Financial Officer of Carrier Corporation. Prior to that, Mr. Bruehlman was Vice President, Financial Planning and Analysis for UTC and also served as Director, Investor Relations of UTC. Mr. Bruehlman currently serves on the board of directors of GoodRx Holdings, Inc. Mr. Bruehlman served as a director and Chair of the Audit Committee to Atotech, Ltd. from 2020 to 2022. He also served as a director of The Connecticut Forum from 2005 to 2015 and served as a director of The New England Air Museum from 2009 through 2013. Mr. Bruehlman holds a Bachelor of Science degree in Economics from the University of Delaware, and an M.B.A. from the University of Chicago Booth School of Business.

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

Bhavik Patel, President, Commercial Solutions

Mr. Patel has served as President, Commercial Solutions since July 2022. Mr. Patel previously served as Senior Vice President, Global Market Insights and MedTech from September 2018 to July 2022. Prior to that, Mr. Patel held roles of increasing responsibility within IQVIA’s Global Market Insights business. Prior to joining IQVIA in 2005, Mr. Patel began his career in the healthcare industry at Schwarz Pharma in 2003, where he was responsible for sales to healthcare professionals.

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

Item 11. Executive Compensation

Compensation

The information required by this Item is set forth under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Leadership Development and Compensation Committee Report,” “Compensation of Named Executive Officers,” and “Other Relevant Information—Compensation Committee Interlocks and Insider Participation” in the Company's 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item, other than Securities Authorized for Issuance Under Equity Compensation Plans, is set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2025 Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2024:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,958,376	(1)	$155.32	(3)	7,578,119	(4)
Equity compensation plans not approved by security holders	26,727	(2)	—		—
Total	5,985,103		$155.32	(3)	7,578,119
(1)    Consists of: (i) 3,580,277 shares of common stock issuable upon the exercise of outstanding time-based stock options and underlying outstanding time-based SARs; (ii) 987,940 shares of common stock issuable in settlement of outstanding restricted stock units awarded; (iii) 992,478 shares of common stock issuable in settlement of outstanding performance units awarded; (iv) 385,293 shares of common stock reserved for issuance at December 31, 2024 and issuable in settlement of outstanding stock settled long term incentive ("LTI") awards; and (v) 12,388 shares of deferred common stock outstanding under the Director Deferral Plan.
(2)    Consists of outstanding awards issued to certain executives with supplemental pension benefits in accordance with their individual employment arrangements under the IMS Health DCERP.
(3)    The weighted-average exercise price includes all outstanding stock options and SARs but does not include restricted stock units, performance units, stock settled LTI awards, deferred stock or IMS Health DCERP awards, all of which do not have an exercise price. If restricted stock units, performance units and other awards that constitute “rights” were included in this calculation, treating such awards as having an exercise price of $0, the weighted average exercise price of outstanding options, warrants and rights would be $93.33.
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

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is set forth under the headings “Corporate Governance,” and “Certain Relationships and Related Party Transactions” in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is set forth under the headings “Audit—Fees Paid to Independent Registered Public Accounting Firm” in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report:

(1) Financial Statements

The following consolidated financial statements of IQVIA Holdings Inc. and its subsidiaries, and the independent registered public accounting firm’s report thereon, are included in Part II, Item 8 of this Annual Report:

(2) Financial Statement Schedules for the Years Ended December 31, 2024, 2023 and 2022

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of IQVIA Holdings Inc., effective April 18, 2023.		8-K	001-35907	3.1	April 18, 2023
3.2	Amended and Restated Bylaws of IQVIA Holdings Inc., effective April 18, 2023.		8-K	001-35907	3.2	April 18, 2023
4.1	Description of the Company's Securities.		10-K	001-35907	4.1	February 15, 2024
4.2	Indenture, dated as of September 28, 2016, among Quintiles IMS Incorporated, the Guarantors listed therein and U.S. Bank National Association, as Trustee.		8-K	001-35907	4.1	October 3, 2016
4.3	Indenture, dated September 14, 2017, among Quintiles IMS Incorporated, as Issuer, U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer as guarantors U.S. Bank National Association, as trustee of the Notes, and certain subsidiaries of the Issuer as guarantors.		8-K	001-35907	4.1	September 19, 2017
4.4	Indenture, dated May 10, 2019, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors.		8-K	001-35907	4.1	May 10, 2019
4.5	Indenture, dated August 13, 2019, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors.		8-K	001-35907	4.1	August 13, 2019
4.6	Indenture, dated June 24, 2020, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors.		8-K	001-35907	4.1	June 24, 2020
4.7	Indenture, dated March 3, 2021, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors.		8-K	001-35907	4.1	March 3, 2021
4.8	Indenture, dated May 23, 2023, among IQVIA Inc., as Issuer, U.S. Bank Trust Company, National Association, as Trustee of the 6.500% Senior Notes due 2030 and certain subsidiaries of the Issuer as guarantors.		8-K	001-35907	4.2	May 23, 2023
4.9	Amended and Restated Indenture, dated December 19, 2023, among IQVIA Inc., as Issuer, U.S. Bank Trust Company, National Association, as trustee of the 5.700% Senior Secured Notes due 2028 and the Company and certain subsidiaries of the Issuer as guarantors.		S-4	001-35907	4.8	January 5, 2024
4.10	Supplemental Indenture, dated as of June 27, 2024, among the subsidiary guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee of the 5.700% Senior Secured Notes due 2028.		10-Q	001-35907	4.1	July 22, 2024
4.11	Amended and Restated Indenture, dated December 19, 2023, among IQVIA Inc., as Issuer, U.S. Bank Trust Company, National Association, as trustee of the 6.250% Senior Secured Notes due 2029 and the Company and certain subsidiaries of the Issuer as guarantors.		S-4	001-35907	4.9	January 5, 2024
4.12	Supplemental Indenture, dated as of June 27, 2024, among the subsidiary guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee of the 6.250% Senior Secured Notes due 2029.		10-Q	001-35907	4.2	July 22, 2024
10.1	Fifth Amended and Restated Credit Agreement, dated as of August 25, 2021, by and among IQVIA Inc., IQVIA RDS Inc., IQVIA AG, IQVIA Solutions Japan K.K., IQVIA Holdings Inc., the Guarantors party thereto and the Lenders party thereto (Annex A to Exhibit 10.1 filed August 25, 2021).		8-K	001-35907	10.1	August 25, 2021

10.2	Amendment No. 1 to Fifth Amended and Restated Credit Agreement, dated June 16, 2022, among IQVIA Inc., IQVIA Holdings Inc., IQVIA RDS Inc. the other guarantors party thereto, Bank of America, N.A. as administrative agent and as collateral agent, and the Lenders party thereto.	8-K	001-35907	10.1	June 16, 2022
10.3	Amendment No. 2 to Fifth Amended and Restated Credit Agreement, dated April 17, 2023, among IQVIA Inc., IQVIA Holdings Inc., IQVIA RDS Inc., IQVIA AG, IQVIA Japan K.K., the other guarantors party thereto, Bank of America, N.A. as administrative agent and as collateral agent, and the Lenders party thereto.	8-K	001-35907	10.1	April 18, 2023
10.4	Amendment No. 3 to Fifth Amended and Restated Credit Agreement, dated November 28, 2023, among IQVIA Inc., IQVIA Holdings Inc., IQVIA RDS Inc., IQVIA AG, IQVIA Solutions Japan LLC, the other guarantors party thereto, Bank of America, N.A. as administrative agent and as collateral agent, and the Lenders party thereto.	8-K	001-35907	10.1	November 23, 2023
10.5	Amended and Restated Pledge and Security Agreement, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., IMS Health Incorporated, each of the grantors party thereto, and Bank of America, N.A., as Administrative Agent.	IMS Health S-1/A	333-193159	10.33	March 24, 2014
10.6	U.S. Guaranty, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., as Holdings, IMS Health Incorporated, as Parent Borrower, the other Guarantors party thereto from time to time, and Bank of America, N.A., as Administrative Agent.	IMS Health S-1/A	333-193159	10.34	March 24, 2014
10.7†	Form of Director Indemnification Agreement.	S-1/A	333-186708	10.13	April 19, 2013
10.8	Form of Indemnification Agreement with each of the non-management directors of Quintiles IMS Holdings Inc.	8-K	001-35907	10.8	October 3, 2016
10.9†	Form of Confidentiality and Restrictive Covenants Agreement.	10-K	001-35907	10.9	February 15, 2024
10.10†	Work Product Assignment Agreement.	10-K	001-35907	10.10	February 15, 2024
10.11†	Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.	S-1/A	333-186708	10.22	April 19, 2013
10.12†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.	10-K	001-35907	10.41	February 16, 2017
10.13†	Quintiles IMS Holdings, Inc. Defined Contribution Executive Retirement Plan.	8-K	001-35907	10.7	October 3, 2016
10.14†	IMS Health Incorporated Defined Contribution Executive Retirement Plan, as amended and restated.	IMS Health S-1	333-193159	10.10	January 2, 2014
10.15†	First Amendment to the IMS Health Incorporated Retirement Excess Plan, dated March 17, 2009.	IMS Health S-1	333-193159	10.12	January 2, 2014
10.16†	Second Amendment to the IMS Health Incorporated Retirement Excess Plan, dated December 8, 2009.	IMS Health S-1	333-193159	10.13	January 2, 2014
10.17†	Third Amendment to the IMS Health Incorporated Retirement Excess Plan, dated April 5, 2011.	IMS Health S-1	333-193159	10.14	January 2, 2014
10.18†	Fourth Amendment to the IMS Health Incorporated Retirement Excess Plan (effective May 3, 2016).	IMS Health 10-Q	001-36381	10.3	July 28, 2016
10.19†	IMS Health Incorporated Retirement Plan, as amended and restated effective January 1, 2020.	10-K	001-35907	10.19	February 15, 2024
10.20†	Quintiles IMS Holdings, Inc. 2014 Incentive and Stock Award Plan.	8-K	001-35907	10.6	October 3, 2016
10.21†	Form of IMS Stock Appreciation Rights Agreement under the 2014 Incentive and Stock Award Plan.	IMS Health 8-K	001-36381	10.1	February 10, 2015
10.22†	IQVIA Holdings Inc. 2017 Incentive Stock Award Plan (f/k/a Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan).	DEF 14A	001-35907	Appendix B	February 22, 2017

10.23†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.		10-Q	001-35907	10.8	May 8, 2017
10.24†	Form of Award Agreement Awarding Performance Shares under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.		10-Q	001-35907	10.9	May 8, 2017
10.25†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.		10-Q	001-35907	10.10	May 8, 2017
10.26†	IQVIA Inc. Employee Protection Plan and Summary Plan Description, as amended and restated effective July 1, 2023.		10-Q	001-35907	10.1	August 1, 2023
10.27†	IQVIA Savings Equalization Plan, effective January 1, 2018.		10-K	001-35907	10.27	February 15, 2024
10.28†	IQVIA Elective Deferred Compensation Plan, as amended and restated.		10-K	001-35907	10.28	February 15, 2024
10.29†	IQVIA Holdings Inc. Non-Employee Director Deferral Plan, effective January 1, 2017 (amended November 9, 2023).		10-K	001-35907	10.29	February 15, 2024
10.30†	Amended and Restated Employment Agreement between IQVIA Holdings Inc. and Ari Bousbib, dated February 18, 2019.		10-K	001-35907	10.60	February 19, 2019
10.31†	Stock Appreciation Rights Agreement between IMS Health Holdings, Inc. and Ari Bousbib, dated February 10, 2015.		IMS Health 10-K	001-36381	10.34	February 19, 2016
10.32†	Amendment No. 1, dated December 31, 2015, to Stock Appreciation Rights Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated February 10, 2015.		IMS Health 10-K	001-36381	10.35	February 19, 2016
10.33†	Letter Agreement between the Company and Eric Sherbet, effective on March 1, 2018.		10-K	001-35907	10.72	February 19, 2019
10.34†	Letter Agreement between the Company and Ronald Bruehlman, effective on August 1, 2020.		10-Q	001-35907	10.1	October 22, 2020
10.35†	Letter Agreement between the Company and W. Richard Staub, effective on September 25, 2023.		10-K	001-35907	10.35	February 15, 2024
10.36	Employment Agreement between IQVIA AG and Bhavik Patel, effective as of August 7, 2018, as amended on August 9, 2022 and August 1, 2023.	X
19.1	Securities Trading Policy.	X
21.1	List of Subsidiaries of IQVIA Holdings Inc.	X
22.1	List of Subsidiary Guarantors and Affiliates who Collateralize the Company’s Securities.	X
23.1	Consent of PricewaterhouseCoopers LLP.	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1†	Restatement Recovery Policy, dated November 9, 2023.		10-K	001-35907	97.1	February 15, 2024

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

Date: February 13, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ari Bousbib	Chairman and Chief Executive Officer; Director	February 13, 2025
Ari Bousbib	(Principal Executive Officer)

/s/ Ronald E. Bruehlman	Executive Vice President and Chief Financial Officer	February 13, 2025
Ronald E. Bruehlman	(Principal Financial Officer)

/s/ Keriann Cherofsky	Senior Vice President, Chief Accounting Officer and Corporate Controller	February 13, 2025
Keriann Cherofsky	(Principal Accounting Officer)

/s/ Carol J. Burt	Director	February 13, 2025
Carol J. Burt

/s/ John P. Connaughton	Director	February 13, 2025
John P. Connaughton

/s/ John G. Danhakl	Director	February 13, 2025
John G. Danhakl

/s/ James A. Fasano	Director	February 13, 2025
James A. Fasano

/s/ Colleen A. Goggins	Director	February 13, 2025
Colleen A. Goggins

/s/ John M. Leonard, M.D.	Director	February 13, 2025
John M. Leonard, M.D.

/s/ Leslie Wims Morris	Director	February 13, 2025
Leslie Wims Morris

/s/ Todd B. Sisitsky	Director	February 13, 2025
Todd B. Sisitsky

/s/ Sheila A. Stamps	Director	February 13, 2025
Sheila A. Stamps

(2) Financial Statement Schedules

Schedule I—Condensed Financial Information of Registrant

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2024	2023	2022
Equity in earnings of subsidiary, net of tax	$1,373	$1,358	$1,091
Net income	1,373	1,358	1,091
Equity in other comprehensive (loss) income of subsidiary, net of tax	(171)	(140)	(321)
Comprehensive income	$1,202	$1,218	$770

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$—	$2
Total current assets	—	2
Investment in subsidiary	9,667	9,667
Total assets	$9,667	$9,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9	$8
Total current liabilities	9	8
Investment in subsidiary	3,588	3,546
Payable to subsidiary	3	3
Total liabilities	3,600	3,557
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of December 31, 2024 and 2023, $0.01 par value, 258.2 shares issued and 176.1 shares outstanding as of December 31, 2024; 257.2 shares issued and 181.5 shares outstanding as of December 31, 2023	11,143	11,028
Retained earnings	6,065	4,692
Treasury stock, at cost, 82.1 and 75.7 shares as of December 31, 2024 and 2023, respectively	(10,103)	(8,741)
Accumulated other comprehensive loss	(1,038)	(867)
Total stockholders’ equity	6,067	6,112
Total liabilities and stockholders’ equity	$9,667	$9,669

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2024	2023	2022
Operating activities:
Net Income	$1,373	$1,358	$1,091
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiary	(1,373)	(1,358)	(1,091)
Change in operating assets and liabilities:
Other operating assets and liabilities	(11)	—	1
Net cash from operating activities	(11)	—	1
Investing activities:
Investment in subsidiary, net of dividends received	1,423	1,052	1,238
Net cash from investing activities	1,423	1,052	1,238
Financing activities:
Payments related to employee stock incentive plans, net	(64)	(61)	(71)
Repurchase of common stock	(1,350)	(992)	(1,168)
Intercompany with subsidiary	—	1	—
Net cash from financing activities	(1,414)	(1,052)	(1,239)
Change in cash and cash equivalents	(2)	—	—
Cash and cash equivalents at beginning of period	2	2	2
Cash and cash equivalents at end of period	$—	$2	$2

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

Below is a summary of the dividends paid to the Parent by IQVIA Incorporated in the years ended December 31, 2024, 2023 and 2022:

(in millions)	Amount
Paid in December 2024	$200
Paid in November 2024	952
Paid in October 2024	11
Paid in September 2024	201
Paid in August 2024	1
Paid in February 2024	58
Total paid in 2024	$1,423
Paid in November 2023	$232
Paid in September 2023	55
Paid in August 2023	89
Paid in May 2023	490
Paid in March 2023	130
Paid in February 2023	56
Total paid in 2023	$1,052
Paid in December 2022	$25
Paid in November 2022	3
Paid in October 2022	40
Paid in September 2022	110
Paid in August 2022	1
Paid in July 2022	100
Paid in June 2022	188
Paid in May 2022	303
Paid in April 2022	2
Paid in March 2022	125
Paid in February 2022	322
Paid in January 2022	20
Total paid in 2022	$1,239

Schedule II—Valuation and Qualifying Accounts

Deferred Tax Asset Valuation Allowance

		Additions
(in millions)	Balance at Beginning of Year	Charged to Expenses	Charged to Other Accounts(a)	Additions (Deductions) (b)	Balance at End of Year
December 31, 2024	$166	$(12)	$—	$42	$196
December 31, 2023	$257	$(99)	$—	$8	$166
December 31, 2022	$294	$(27)	$—	$(10)	$257
(a)Recorded through purchase accounting transaction.
(b)Impact of additions or reductions recorded to expense and translation adjustments.