Form 10-Q
period 2025-03-31
IQVIA HOLDINGS INC.
filed 2025-05-06
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	173.0 million shares outstanding as of April 30, 2025

IQVIA HOLDINGS INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Revenues	$3,829	$3,737
Cost of revenues, exclusive of depreciation and amortization	2,531	2,444
Selling, general and administrative expenses	508	508
Depreciation and amortization	265	264
Restructuring costs	29	15
Income from operations	496	506
Interest income	(11)	(11)
Interest expense	165	166
Loss on extinguishment of debt	4	—
Other expense, net	15	11
Income before income taxes and equity in losses of unconsolidated affiliates	323	340
Income tax expense	61	49
Income before equity in losses of unconsolidated affiliates	262	291
Equity in losses of unconsolidated affiliates	(13)	(3)
Net income	$249	$288
Earnings per share attributable to common stockholders:
Basic	$1.42	$1.58
Diluted	$1.40	$1.56
Weighted average common shares outstanding:
Basic	175.7	181.9
Diluted	177.4	184.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Net income	$249	$288
Comprehensive income adjustments:
Unrealized (losses) gains on derivative instruments, net of income tax (benefit) expense of $(5),$12	(17)	34
Defined benefit plan adjustments, net of income tax expense of $—, $—	(3)	—
Foreign currency translation, net of income tax (benefit) expense of $(46),$37	79	(69)
Reclassification adjustments:
Reclassifications on derivative instruments included in net income, net of income tax (expense) of $—,$(3)	1	(9)
Comprehensive income	$309	$244
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,740	$1,702
Trade accounts receivable and unbilled services, net	3,268	3,204
Prepaid expenses	166	154
Income taxes receivable	43	36
Investments in debt, equity and other securities	136	141
Other current assets and receivables	558	592
Total current assets	5,911	5,829
Property and equipment, net	533	535
Operating lease right-of-use assets	235	238
Investments in debt, equity and other securities	130	108
Investments in unconsolidated affiliates	253	266
Goodwill	15,027	14,710
Other identifiable intangibles, net	4,503	4,499
Deferred income taxes	245	194
Deposits and other assets, net	485	520
Total assets	$27,322	$26,899
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,559	$3,684
Unearned income	1,940	1,779
Income taxes payable	139	156
Current portion of long-term debt	1,222	1,145
Other current liabilities	319	193
Total current liabilities	7,179	6,957
Long-term debt, less current portion	13,108	12,838
Deferred income taxes	197	196
Operating lease liabilities	177	173
Other liabilities	676	668
Total liabilities	21,337	20,832
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of March 31, 2025 and December 31, 2024, $0.01 par value, 258.5 shares issued and 174.1 shares outstanding as of March 31, 2025; 258.2 shares issued and 176.1 shares outstanding as of December 31, 2024	11,173	11,143
Retained earnings	6,314	6,065
Treasury stock, at cost, 84.4 and 82.1 shares as of March 31, 2025 and December 31, 2024, respectively	(10,532)	(10,103)
Accumulated other comprehensive loss	(978)	(1,038)
Equity attributable to IQVIA Holdings Inc.’s stockholders	5,977	6,067
Noncontrolling interests	8	—
Total stockholders’ equity	5,985	6,067
Total liabilities and stockholders’ equity	$27,322	$26,899
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Operating activities:
Net income	$249	$288
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	265	264
Amortization of debt issuance costs and discount	5	5
Stock-based compensation	72	56
Losses from unconsolidated affiliates	13	3
Loss (gain) on investments, net	1	(12)
Benefit from deferred income taxes	(41)	(66)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	128	65
Change in other operating assets and liabilities	(124)	(81)
Net cash provided by operating activities	568	522
Investing activities:
Acquisition of property, equipment and software	(142)	(145)
Acquisition of businesses, net of cash acquired	(134)	(142)
Sales (purchases) of marketable securities, net	2	(1)
Investments in unconsolidated affiliates, net of payments received	(13)	(24)
Investments in debt and equity securities	(19)	(2)
Other	1	—
Net cash used in investing activities	(305)	(314)
Financing activities:
Proceeds from issuance of debt	1,985	—
Payment of debt issuance costs	(6)	—
Repayment of debt and principal payments on finance leases	(2,096)	(43)
Proceeds from revolving credit facility	275	275
Repayment of revolving credit facility	—	(275)
Payments related to employee stock incentive plans	(35)	(60)
Repurchase of common stock	(375)	—
Contingent consideration and deferred purchase price payments	(6)	(3)
Net cash used in financing activities	(258)	(106)
Effect of foreign currency exchange rate changes on cash	33	(34)
Increase in cash and cash equivalents	38	68
Cash and cash equivalents at beginning of period	1,702	1,376
Cash and cash equivalents at end of period	$1,740	$1,444
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance, December 31, 2024	258.2	(82.1)	$3	$11,140	$6,065	$(10,103)	$(1,038)	$—	$6,067
Issuance of common stock	0.3	—	—	(35)	—	—	—	—	(35)
Repurchase of common stock, net of tax	—	(2.3)	—	—	—	(429)	—	—	(429)
Stock-based compensation	—	—	—	65	—	—	—	—	65
Acquisitions related noncontrolling interests	—	—	—	—	—	—	—	8	8
Net income	—	—	—	—	249	—	—	—	249
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(17)	—	(17)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(3)	—	(3)
Foreign currency translation, net of tax	—	—	—	—	—	—	79	—	79
Reclassification adjustments, net of tax	—	—	—	—	—	—	1	—	1
Balance, March 31, 2025	258.5	(84.4)	$3	$11,170	$6,314	$(10,532)	$(978)	$8	$5,985

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance, December 31, 2023	257.2	(75.7)	$3	$11,025	$4,692	$(8,741)	$(867)	$—	$6,112
Issuance of common stock	0.7	—	—	(61)	—	—	—	—	(61)
Stock-based compensation	—	—	—	49	—	—	—	—	49
Net income	—	—	—	—	288	—	—	—	288
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	34	—	34
Foreign currency translation, net of tax	—	—	—	—	—	—	(69)	—	(69)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(9)	—	(9)
Balance, March 31, 2024	257.9	(75.7)	$3	$11,013	$4,980	$(8,741)	$(911)	$—	$6,344
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Summary of Significant Accounting Policies
The Company
IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of clinical research services, commercial insights and healthcare intelligence to the life sciences and healthcare industries. With approximately 89,000 employees, the Company conducts business in more than 100 countries.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements of the Company, but does not include all the disclosures required by GAAP.
Recently Issued Accounting Standards
Accounting pronouncements recently adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. The new guidance requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included in the reported measure of segment profit or loss. It does not change the definition of a segment or the guidance for determining reportable segments. The new guidance was effective for the Company in the annual period beginning January 1, 2024, and in 2025 for interim periods. The adoption of this new accounting guidance for the annual period beginning January 1, 2024, and for the three months ended March 31, 2025, did not have a material effect on the Company's disclosures within the consolidated financial statements.
Accounting pronouncements issued but not adopted as of March 31, 2025
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU require additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance is effective for the Company in the annual period beginning January 1, 2025. The Company is assessing the impacts of this ASU on its disclosures within the consolidated financial statements.
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

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations
The following tables represent revenues by geographic region and reportable segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$783	$954	$70	$1,807
Europe and Africa	617	554	53	1,224
Asia-Pacific	146	594	58	798
Total revenues	$1,546	$2,102	$181	$3,829

	Three Months Ended March 31, 2024
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$743	$986	$73	$1,802
Europe and Africa	562	535	60	1,157
Asia-Pacific	148	574	56	778
Total revenues	$1,453	$2,095	$189	$3,737

No individual customer represented 10% or more of consolidated revenues for the three months ended March 31, 2025 or 2024.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2025, approximately $34.9 billion of revenues are expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenues on approximately 30% of these remaining performance obligations over the next twelve months, on approximately 85% over the next five years, with the balance recognized thereafter. Most of the Company's remaining performance obligations where revenues are expected to be recognized beyond the next twelve months are for service contracts for clinical research in the Company's Research & Development Solutions segment. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.
3. Trade Accounts Receivable, Unbilled Services and Unearned Income
Trade accounts receivables and unbilled services consist of the following:

(in millions)	March 31, 2025	December 31, 2024
Trade accounts receivable	$1,409	$1,390
Unbilled services	1,896	1,856
Trade accounts receivable and unbilled services	3,305	3,246
Allowance for doubtful accounts	(37)	(42)
Trade accounts receivable and unbilled services, net	$3,268	$3,204

Unbilled services and unearned income were as follows:

(in millions)	March 31, 2025	December 31, 2024	Change
Unbilled services	$1,896	$1,856	$40
Unearned income	(1,940)	(1,779)	(161)
Net balance	$(44)	$77	$(121)
Unbilled services, which is comprised of approximately 69% of unbilled receivables and 31% of contract assets as of March 31, 2025 and December 31, 2024, increased by $40 million as compared to December 31, 2024. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $161 million over the same period resulting in a decrease of $121 million in the net balance of unbilled services and unearned income between March 31, 2025 and December 31, 2024. The change in the net balance is driven by the difference in timing of revenue recognition in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, primarily related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.
The majority of the unearned income balance as of the beginning of the year is expected to be recognized in revenues during the year ended December 31, 2025.
Bad debt expense recognized on the Company’s trade accounts receivable was immaterial for the three months ended March 31, 2025 and 2024.
Accounts Receivable Factoring Arrangements
The Company has accounts receivable factoring agreements to sell certain eligible unsecured trade accounts receivable, either based on automatic arrangements or at its option, without recourse, to unrelated third-party financial institutions for cash. During the three months ended March 31, 2025, through its accounts receivable factoring arrangements that the Company utilizes most frequently, the Company factored approximately $167 million of customer invoices on a non-recourse basis and received approximately $166 million in cash proceeds from the sales. During the three months ended March 31, 2024, through these same accounts receivable factoring arrangements, the Company factored approximately $211 million of customer invoices on a non-recourse basis and received approximately $206 million in cash proceeds from the sales. The fees associated with these transactions were immaterial. The Company has other accounts receivable arrangements for which the activity associated with them is immaterial.
4. Goodwill
The following is a summary of goodwill by reportable segment for the three months ended March 31, 2025:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2024	$11,957	$2,608	$145	$14,710
Business combinations	98	—	—	98
Impact of foreign currency fluctuations and other	210	7	2	219
Balance as of March 31, 2025	$12,265	$2,615	$147	$15,027

5. Derivatives
The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

(in millions)	Balance Sheet Classification	March 31, 2025			December 31, 2024
		Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$—	$31	$2,481	$—	$5	$2,485
Cross-currency swaps	Other assets and other current liabilities	—	94	2,731	39	—	2,735
Foreign exchange forward contracts	Other current assets and other current liabilities	3	—	132	—	2	108
Total derivatives		$3	$125		$39	$7
The pre-tax effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Three Months Ended March 31,
(in millions)	2025	2024
Interest rate swaps	$(26)	$36
Foreign exchange forward contracts	5	(2)
Total	$(21)	$34
The Company expects approximately $7 million of pre-tax unrealized gains related to its foreign exchange contracts and interest rate derivatives included in accumulated other comprehensive (loss) income (“AOCI”) as of March 31, 2025 to be reclassified into earnings within the next twelve months. For the three months ended March 31, 2025 and 2024, the total amount, net of income taxes, of the cash flow hedge effect on the accompanying condensed consolidated statements of income was $(1) million and $9 million, respectively.
During the three months ended March 31, 2025, the Company terminated its existing cross-currency swap agreements and entered into new cross-currency swap agreements for the same purpose and with substantially similar terms as the previous swaps. The new $1,250 million swaps expire in February 2029 at the time of the senior secured notes to which they are related, and the Company will receive semiannual interest payments on February 1 and August 1 from the counterparties based on a fixed interest rate until maturity of these agreements. The new $1,485 million swaps expire in January 2031 at the time of the term loans to which they are related, and the Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of these agreements. The notional amount of these swaps will decrease over time in connection with the related term loans. The Company designated these new swap agreements as a hedge of its net investment in certain foreign subsidiaries.
As of March 31, 2025 and 2024, the Company's cross-currency swaps were designated as a hedge of its net investment in certain foreign subsidiaries. For the three months ended March 31, 2025 and 2024, the Company recorded a $(133) million loss and $56 million gain, respectively, within AOCI as a result of these cross-currency swaps. The Company recognized approximately $12 million and $9 million related to the excluded component as a reduction of interest expense for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, the portion of the Company's foreign currency denominated debt balance (net of original issue discount) designated as a hedge of its net investment in certain foreign subsidiaries totaled €2,554 million ($2,764 million). The amount of foreign exchange (losses) gains related to the net investment hedge included in the cumulative translation adjustment component of AOCI for the three months ended March 31, 2025 and 2024 was $(144) million and $68 million, respectively.

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
The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values as of March 31, 2025 and December 31, 2024 due to their short-term nature. As of March 31, 2025 and December 31, 2024, the fair value of total debt was $14,276 million and $13,966 million, respectively, as determined under Level 2 measurements for these financial instruments.
Recurring Fair Value Measurements
The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of March 31, 2025:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$167	$—	$—	$167
Derivatives	—	3	—	3
Total	$167	$3	$—	$170
Liabilities:
Derivatives	$—	$125	$—	$125
Contingent consideration	—	—	106	106
Total	$—	$125	$106	$231
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
Contingent consideration — The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenues performance targets and operating forecasts) and the probability of achieving the specific targets. Based on the assessments of the probability of achieving specific targets, as of March 31, 2025 the Company has accrued approximately 84% of the maximum contingent consideration payments that could potentially become payable.
The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31, 2025:

(in millions)	Contingent Consideration
Balance as of December 31, 2024	$102
Business combinations	6
Contingent consideration paid	(3)
Revaluations included in earnings and foreign currency translation adjustments	1
Balance as of March 31, 2025	$106
The current portion of contingent consideration is included within accrued expenses and the long-term portion is included within other liabilities on the accompanying condensed consolidated balance sheets. Revaluations of contingent consideration are recognized in other expense, net on the accompanying condensed consolidated statements of income. A change in significant unobservable inputs could result in a higher or lower fair value measurement of contingent consideration.
Non-recurring Fair Value Measurements
As of March 31, 2025, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled $19,882 million and were identified as Level 3. These assets are comprised of debt investments and cost and equity method investments of $352 million, goodwill of $15,027 million and other identifiable intangibles, net of $4,503 million.
7. Credit Arrangements
The following is a summary of the Company’s revolving credit facilities as of March 31, 2025:

Facility	Interest Rates
$2,000 million (revolving credit facility)	U.S. Dollar Term SOFR plus a margin of 1.25% plus a 10 basis credit spread adjustment as of March 31, 2025
$110 million (receivables financing facility)	U.S. Dollar Term SOFR plus a margin of 1.00% plus a 10 basis credit spread adjustment as of March 31, 2025

The following table summarizes the Company’s debt at the dates indicated:

(dollars in millions)	March 31, 2025	December 31, 2024
Revolving Credit Facility due 2026:
U.S. Dollar denominated borrowings—U.S. Dollar Term SOFR at average floating rates of 5.67%	$1,100	$825
Senior Secured Credit Facilities:
Term A Loan due 2026—U.S. Dollar Term SOFR at floating rates of 5.67%	1,179	1,197
Term A Loan due 2026—Euribor at floating rates of 3.61%	279	272
Term A Loan due 2027—U.S. Dollar Term SOFR at floating rates of 5.66%	1,078	1,094
Term B Loan due 2025—Euribor at floating rates of —%	—	542
Term B Loan due 2031—U.S. Dollar Term SOFR at floating rates of —%	—	1,485
Term B Loan due 2031—U.S. Dollar Term SOFR at floating rates of 6.05%	1,980	—
5.700% Senior Secured Notes due 2028—U.S. Dollar denominated	750	750
6.250% Senior Secured Notes due 2029—U.S. Dollar denominated	1,250	1,250
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
6.500% Senior Notes due 2030—U.S. Dollar denominated	500	500
2.875% Senior Notes due 2025—Euro denominated	455	436
2.25% Senior Notes due 2028—Euro denominated	779	748
2.875% Senior Notes due 2028—Euro denominated	770	739
1.750% Senior Notes due 2026—Euro denominated	595	572
2.250% Senior Notes due 2029—Euro denominated	974	935
Receivables financing facility due 2027—U.S. Dollar Term SOFR at floating rates of 5.43%:
Revolving Loan Commitment	110	110
Term Loan	440	440
Principal amount of debt	14,389	14,045
Less: unamortized discount and debt issuance costs	(59)	(62)
Less: current portion	(1,222)	(1,145)
Long-term debt	$13,108	$12,838
Contractual maturities of long-term debt as of March 31, 2025 are as follows:

(in millions)
Remainder of 2025	$584
2026	4,218
2027	2,639
2028	2,318
2029	2,244
Thereafter	2,386
$14,389

Senior Secured Credit Facilities
On March 10, 2025, the Company entered into an Amendment (the “Amendment”) to its Fifth Amended and Restated Credit Agreement among IQVIA Inc., a wholly owned subsidiary of the Company, the Company, IQVIA RDS Inc., a wholly owned subsidiary of the Company, the other guarantors party thereto, Bank of America, N.A., as administrative agent and as collateral agent, and the Lenders (as defined therein) party thereto. The Amendment, among other changes, established a new incremental Term B-5 dollar loan facility in an aggregate principal amount equal to $1,985 million (the “Incremental Term B-5 Dollar Facility”). Proceeds of the Incremental Term B-5 Dollar Facility were applied to (a) refinance the existing Term B-4 dollar loans and (b) repay in full the existing Term B-2 Euro loans. The interest rates for borrowings under the Incremental Term B-5 Dollar Facility are based on the Secured Overnight Financing Rate plus an applicable margin of 1.75% per annum. In connection with this Amendment, we recognized a $4 million loss on extinguishment of debt, which includes fees and related expenses.
As of March 31, 2025, the Company’s Fifth Amended and Restated Credit Agreement provided financing through several senior secured credit facilities of up to $6,511 million, which consisted of $5,616 million principal amounts of debt outstanding (as detailed in the table above), and $895 million of available borrowing capacity on the $2,000 million revolving credit facility and standby letters of credit. The revolving credit facility is comprised of a $1,175 million senior secured revolving facility available in U.S. dollars, a $600 million senior secured revolving facility available in U.S. dollars, Euros, Swiss Francs and other foreign currencies, and a $225 million senior secured revolving facility available in U.S. dollars and Yen.
Restrictive Covenants
The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. As of March 31, 2025, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.
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
9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of March 31, 2025 or December 31, 2024.
Equity Repurchase Program
On February 5, 2025, the Company's Board of Directors increased the stock repurchase authorization under the Company's equity repurchase program (the "Repurchase Program") with respect to the repurchase of the Company's common stock by an additional $2,000 million, which increased the total amount that has been authorized under the Repurchase Program to $13,725 million. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time.
During the three months ended March 31, 2025, the Company repurchased 2.3 million shares of its common stock for $425 million under the Repurchase Program. These amounts include 0.3 million of shares valued at $50 million, which were accrued for as of March 31, 2025 based on when the trade and settlement dates occurred. As of March 31, 2025, inclusive of the accrued amounts, the Company had remaining authorization to repurchase up to $2,588 million of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
10. Business Combinations
The Company completed individually and in the aggregate immaterial acquisitions during the three months ended March 31, 2025. Additionally, during the quarter the Company gained a controlling interest in, and therefore consolidated, an entity in which it previously held an investment in an unconsolidated affiliate. The fair value of the net assets acquired through this step acquisition are included in the totals presented below, and the related fair value of noncontrolling interests of $8 million is reflected within the accompanying condensed consolidated financial statements. The Company’s assessment of fair value, including the valuation of certain identified intangibles, and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments, largely related to acquired intangible assets and related deferred taxes, may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The Company recorded goodwill from these acquisitions, primarily attributable to assembled workforce, expected synergies and new customer relationships. The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented as pro forma results of operations would not be materially different to the actual results of operations of the Company.

The following table provides certain preliminary financial information for these acquisitions:

(in millions)	March 31, 2025
Assets acquired:
Cash and cash equivalents	$7
Accounts receivable	29
Other assets	6
Goodwill	98
Other identifiable intangibles	66
Liabilities assumed:
Other liabilities	(23)
Deferred income taxes, long-term	(12)
Net assets acquired (1)	$171
(1) Net assets acquired includes contingent consideration and deferred purchase price of $6 million, and $24 million related to the step acquisition disclosed above.
The portion of goodwill deductible for income tax purposes was preliminarily assessed as $16 million.
The following table provides a summary of the preliminary estimated fair value of certain intangible assets acquired:

(in millions)	Amortization Period				March 31, 2025
Other identifiable intangibles:
Customer relationships	9	-	17	years	$55
Backlog			1	year	7
Trade names	3	-	5	years	3
Non-compete agreements			5	years	1
Total Other identifiable intangibles					$66
11. Restructuring
The Company has continued to take restructuring actions in 2025 to align its resources and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These actions include consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements. These restructuring actions are expected to continue throughout 2025 and into 2026.
The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs
Balance as of December 31, 2024	$21
Expense, net of reversals	29
Payments	(23)
Foreign currency translation and other	1
Balance as of March 31, 2025	$28
The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals as of March 31, 2025 will be paid in 2025 and 2026.

12. Income Taxes
The Company's effective income tax rate was 18.9% and 14.4% in the first quarter of 2025 and 2024, respectively. The effective income tax rate in the first quarter of 2025 and 2024 was favorably impacted due to changes in the geographical mix of earnings amongst the United States and foreign tax jurisdictions. The effective income tax rate in the first quarter of 2024 was also favorably impacted by $9 million, as a result of excess tax benefits recognized upon settlement of share-based compensation awards. The effective income tax rate in the first quarter of 2025 was unfavorably impacted by $3 million of tax expense recognized upon settlement of share-based compensation awards.
On December 12, 2022, the European Union member states agreed to implement the Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least €750 million, which went into effect in 2024. The Company has continued to evaluate the effect of this through the first quarter of 2025 and determined that it did not have any material impacts for the current year. The Company will continue to assess the impact of this proposal as countries are actively considering changes to their tax laws to adopt certain parts of the OECD's proposal.
13. Accumulated Other Comprehensive (Loss) Income
Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance as of December 31, 2024	$(1,092)	$(5)	$15	$44	$(1,038)
Other comprehensive income (loss) before reclassifications	33	(22)	(3)	51	59
Reclassification adjustments	—	1	—	—	1
Balance as of March 31, 2025	$(1,059)	$(26)	$12	$95	$(978)
Below is a summary of the adjustments for amounts reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

(in millions)	Affected Financial Statement Line Item	Three Months Ended March 31,
		2025	2024
Derivative instruments:
Interest rate swaps	Interest expense	$1	$15
Foreign exchange forward contracts	Revenues	(2)	(3)
Total before income taxes		(1)	12
Income taxes		—	3
Total net of income taxes		$(1)	$9
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
The Company’s reportable segment information is presented below:

	Three Months Ended March 31,
(in millions)	2025	2024
Revenues
Technology & Analytics Solutions	$1,546	$1,453
Research & Development Solutions	2,102	2,095
Contract Sales & Medical Solutions	181	189
Total revenues	3,829	3,737
Cost of revenues, exclusive of depreciation and amortization
Technology & Analytics Solutions	949	889
Research & Development Solutions	1,426	1,395
Contract Sales & Medical Solutions	156	160
Total cost of revenues, exclusive of depreciation and amortization	2,531	2,444
Selling, general and administrative expenses
Technology & Analytics Solutions	237	229
Research & Development Solutions	216	221
Contract Sales & Medical Solutions	14	16
Total selling, general and administrative expenses reportable segments	467	466
Segment profit
Technology & Analytics Solutions	360	335
Research & Development Solutions	460	479
Contract Sales & Medical Solutions	11	13
Total segment profit	831	827
General corporate and unallocated expenses	(41)	(42)
Depreciation and amortization	(265)	(264)
Restructuring costs	(29)	(15)
Total income from operations	496	506
Interest income	(11)	(11)
Interest expense	165	166
Loss on extinguishment of debt	4	—
Other expense, net	15	11
Income before income taxes and equity in losses of unconsolidated affiliates	$323	$340

15. Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Numerator:
Net income	$249	$288
Denominator:
Basic weighted average common shares outstanding	175.7	181.9
Effect of dilutive stock options and share awards	1.7	2.4
Diluted weighted average common shares outstanding	177.4	184.3
Earnings per share attributable to common stockholders:
Basic	$1.42	$1.58
Diluted	$1.40	$1.56
Stock-based awards will have a dilutive effect under the treasury method when the respective period's average market value of the Company's common stock exceeds the exercise proceeds. Performance awards are included in diluted earnings per share based on if the performance targets have been met at the end of the reporting period.
For the three months ended March 31, 2025 and 2024, the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions that have not been met at the end of the reporting period or the effect of including such stock-based awards in the computation would be anti-dilutive was 2.2 million and 0.8 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for Forward-Looking Information
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “2024 Form 10-K”).
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
We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, business disruptions caused by natural disasters, pandemics such as the COVID-19 (coronavirus) outbreak, including any variants, and the public health policy responses to the outbreak, and international conflicts or other disruptions outside of our control; most of our contracts may be terminated on short notice, and we may lose or experience delays with large client contracts or be unable to enter into new contracts; the market for our services may not grow as we expect; we may be unable to successfully develop and market new services or enter new markets; imposition of restrictions on our use of data by data suppliers or their refusal to license data to us; any failure by us to comply with contractual, regulatory or ethical requirements under our contracts, including current or future changes to data protection and privacy laws; breaches or misuse of our or our outsourcing partners’ security or communications systems; failure to meet our productivity or business transformation objectives; failure to successfully invest in growth opportunities; our ability to protect our intellectual property rights and our susceptibility to claims by others that we are infringing on their intellectual property rights; the expiration or inability to acquire third party licenses for technology or intellectual property; any failure by us to accurately and timely price and formulate cost estimates for contracts, or to document change orders; hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements; the rate at which our backlog converts to revenues; our ability to acquire, develop and implement technology necessary for our business; consolidation in the industries in which our clients operate; risks related to client or therapeutic concentration; government regulators or our customers may limit the number or scope of indications for medicines and treatments or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; the risks associated with operating on a global basis, including currency or exchange rate fluctuations and legal compliance, including anti-corruption laws; risks related to the enactment of legislation or the imposition of regulations or other restrictions or actions by governments that create business uncertainty and have the potential to limit trade; risks related to changes in accounting standards; general economic conditions in the markets in which we operate, including financial market conditions, inflation and risks related to sales to government entities; the impact of changes in tax laws and regulations; and our ability to successfully integrate, and achieve expected benefits from, our acquired businesses. For a further discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” in our 2024 Form 10-K, as updated in our subsequently filed Quarterly Reports on Form 10-Q.

Overview
IQVIA is a leading global provider of clinical research services, commercial insights and healthcare intelligence to the life sciences and healthcare industries. IQVIA’s portfolio of solutions are powered by IQVIA Connected Intelligence™ to deliver actionable insights and services built on high-quality health data, Healthcare-grade AI™, advanced analytics, the latest technologies and extensive domain expertise. We are committed to using artificial intelligence ("AI") responsibly, with AI-powered capabilities built on best-in-class approaches to privacy, regulatory compliance and patient safety, and delivering AI to the high standards of trust, scalability and precision demanded by the industry. With approximately 89,000 employees in over 100 countries, including experts in healthcare, life sciences, data science, technology and operational excellence, we are dedicated to accelerating the development and commercialization of innovative medical treatments to help improve patient outcomes and population health worldwide.
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

Foreign Currency Translation
In the first three months of 2025, approximately 30% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenues and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period to period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results. As such, the differences noted below between reported results of operations and constant currency information is wholly attributable to the effects of foreign currency rate fluctuations.
Consolidated Results of Operations
For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.
Revenues

	Three Months Ended March 31,		Change
(in millions)	2025	2024	$	%
Revenues	$3,829	$3,737	$92	2.5%
For the first quarter of 2025, our revenues increased $92 million, or 2.5%, as compared to the same period in 2024. This increase was comprised of constant currency revenue growth of approximately $129 million, or 3.5%, reflecting a $110 million increase in Technology & Analytics Solutions, a $23 million increase in Research & Development Solutions, and a $4 million decrease in Contract Sales & Medical Solutions.

Cost of Revenues, exclusive of Depreciation and Amortization

	Three Months Ended March 31,
(in millions)	2025	2024
Cost of revenues, exclusive of depreciation and amortization	$2,531	$2,444
% of revenues	66.1%	65.4%
The $87 million increase in cost of revenues, exclusive of depreciation and amortization, for the three months ended March 31, 2025 as compared to the same period in 2024 included a constant currency increase of approximately $137 million, or 5.6%, reflecting a $75 million increase in Technology & Analytics Solutions, a $63 million increase in Research & Development Solutions, and a $1 million decrease in Contract Sales & Medical Solutions.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
(in millions)	2025	2024
Selling, general and administrative expenses	$508	$508
% of revenues	13.3%	13.6%
Selling, general and administrative expenses for the three months ended March 31, 2025 were consistent with the same period in 2024. At constant currency, selling, general and administrative expenses increased approximately $8 million, or 1.6%, reflecting a $12 million increase in Technology & Analytics Solutions, a $3 million decrease in Research & Development Solutions, a $2 million decrease in Contract Sales & Medical Solutions, and a $1 million increase in general corporate and unallocated expenses.

Depreciation and Amortization

	Three Months Ended March 31,
(in millions)	2025	2024
Depreciation and amortization	$265	$264
% of revenues	6.9%	7.1%
Depreciation and amortization was relatively consistent for the three months ended March 31, 2025 compared to the same period in 2024.
Restructuring Costs

	Three Months Ended March 31,
(in millions)	2025	2024
Restructuring costs	$29	$15
The restructuring costs incurred during 2025 and 2024 were due to ongoing efforts to streamline our global operations and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These restructuring actions are expected to occur throughout 2025 and into 2026 and are expected to consist of consolidating functional activities, eliminating redundant positions and aligning resources with customer requirements.
Interest Income and Interest Expense

	Three Months Ended March 31,
(in millions)	2025	2024
Interest income	$(11)	$(11)
Interest expense	$165	$166
Interest income includes interest received primarily from bank balances and investments.
Interest expense during the three months ended March 31, 2025, decreased compared to the same period in 2024 as a result of lower base rate interest costs across the floating rate debt portfolio.
Other Expense, Net

	Three Months Ended March 31,
(in millions)	2025	2024
Other expense, net	$15	$11
Other expense, net for the three months ended March 31, 2025 was relatively consistent compared to the same period in 2024.
Income Tax Expense

	Three Months Ended March 31,
(in millions)	2025	2024
Income tax expense	$61	$49
Our effective income tax rate was 18.9% and 14.4% in the first quarter of 2025 and 2024, respectively. Our effective income tax rate in the first quarter of 2025 and 2024 was favorably impacted due to changes in the geographical mix of earnings amongst the United States and foreign tax jurisdictions. Our effective income tax rate in the first quarter of 2024 was also favorably impacted by $9 million, as a result of excess tax benefits recognized upon settlement of share-based compensation awards. Our effective income tax rate in the first quarter of 2025 was unfavorably impacted by $3 million of tax expense recognized upon settlement of share-based compensation awards.

On December 12, 2022, the European Union member states agreed to implement the Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least €750 million, which went into effect in 2024. We have continued to evaluate the effect of this through the first quarter of 2025 and determined that it did not have any material impacts for the current year. We will continue to assess the impact of this proposal as countries are actively considering changes to their tax laws to adopt certain parts of the OECD's proposal.
Equity in Losses of Unconsolidated Affiliates

	Three Months Ended March 31,
(in millions)	2025	2024
Equity in losses of unconsolidated affiliates	$(13)	$(3)
Equity in losses of unconsolidated affiliates increased in 2025 compared to 2024 due to the results in the operations of our unconsolidated affiliates.
Segment Results of Operations
Revenues and profit by segment are as follows:

Three Months Ended March 31, 2025 and 2024
	Segment Revenues		Segment Profit
(in millions)	2025	2024	2025	2024
Technology & Analytics Solutions	$1,546	$1,453	$360	$335
Research & Development Solutions	2,102	2,095	460	479
Contract Sales & Medical Solutions	181	189	11	13
Total	3,829	3,737	831	827
General corporate and unallocated expenses			(41)	(42)
Depreciation and amortization			(265)	(264)
Restructuring costs			(29)	(15)
Consolidated	$3,829	$3,737	$496	$506

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
Technology & Analytics Solutions

	Three Months Ended March 31,		Change
(in millions)	2025	2024	$	%
Revenues	$1,546	$1,453	$93	6.4%
Cost of revenues, exclusive of depreciation and amortization	949	889	60	6.7
Selling, general and administrative expenses	237	229	8	3.5
Segment profit	$360	$335	$25	7.5%

Revenues
Technology & Analytics Solutions’ revenues were $1,546 million for the first quarter of 2025, an increase of $93 million, or 6.4%, over the same period in 2024. This increase was comprised of constant currency revenue growth of approximately $110 million, or 7.6%, reflecting revenue growth primarily in the Europe and Africa region and to a lesser extent in the Americas region.

The constant currency revenue growth for the three months ended March 31, 2025 was primarily driven by an increase in information and technology services and to a lesser extent by real world services.
Cost of Revenues, exclusive of Depreciation and Amortization
Technology & Analytics Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $60 million, or 6.7%, in the first quarter of 2025 over the same period in 2024. This increase included a constant currency increase of approximately $75 million, or 8.4%.
The constant currency increase for the three months ended March 31, 2025 was primarily related to an increase in compensation and related expenses, and in reimbursed expenses to support revenue growth.
Selling, General and Administrative Expenses
Technology & Analytics Solutions’ selling, general and administrative expenses increased $8 million, or 3.5%, in the first quarter of 2025 as compared to the same period in 2024, which included a constant currency increase of approximately $12 million, or 5.2%.
The constant currency increase for the three months ended March 31, 2025 was primarily related to an increase in compensation and related expenses.
Research & Development Solutions

	Three Months Ended March 31,		Change
(in millions)	2025	2024	$	%
Revenues	$2,102	$2,095	$7	0.3%
Cost of revenues, exclusive of depreciation and amortization	1,426	1,395	31	2.2
Selling, general and administrative expenses	216	221	(5)	(2.3)
Segment profit	$460	$479	$(19)	(4.0)%

Backlog
Research & Development Solutions’ contracted backlog increased from $31.1 billion as of December 31, 2024 to $31.5 billion as of March 31, 2025, and we expect approximately $7.9 billion of this backlog to convert to revenues in the next twelve months.
Revenues
Research & Development Solutions’ revenues were $2,102 million for the first quarter of 2025, an increase of $7 million, or 0.3%, over the same period in 2024. This increase was comprised of constant currency revenue growth of approximately $23 million, or 1.1%, reflecting revenue growth in the Asia-Pacific and Europe and Africa regions.
The constant currency revenue growth for the three months ended March 31, 2025 was primarily the result of volume-related increases in clinical services. The constant currency revenue growth was impacted by a decrease in COVID-19 related work.
Cost of Revenues, exclusive of Depreciation and Amortization
Research & Development Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $31 million, or 2.2%, in the first quarter of 2025 over the same period in 2024. This increase included a constant currency increase of approximately $63 million, or 4.5%.
The constant currency increase for the three months ended March 31, 2025 was primarily related to an increase in compensation and related expenses as a result of volume-related increases in clinical services.

Selling, General and Administrative Expenses
Research & Development Solutions’ selling, general and administrative expenses decreased $5 million, or 2.3%, in the first quarter of 2025 as compared to the same period in 2024, which included a constant currency decrease of approximately $3 million, or 1.4%.
The constant currency decrease for the three months ended March 31, 2025 was primarily related to a decrease in compensation and related expenses.
Contract Sales & Medical Solutions

	Three Months Ended March 31,		Change
(in millions)	2025	2024	$	%
Revenues	$181	$189	$(8)	(4.2)%
Cost of revenues, exclusive of depreciation and amortization	156	160	(4)	(2.5)
Selling, general and administrative expenses	14	16	(2)	(12.5)
Segment profit	$11	$13	$(2)	(15.4)%

Revenues
Contract Sales & Medical Solutions’ revenues were $181 million for the first quarter of 2025, a decrease of $8 million, or 4.2%, over the same period in 2024. This decrease was comprised of constant currency revenue decrease of approximately $4 million, or 2.1%.
The constant currency revenue decrease for the three months ended March 31, 2025 was primarily due to volume-related decreases in services performed.
Cost of Revenues, exclusive of Depreciation and Amortization
Contract Sales & Medical Solutions’ cost of revenues, exclusive of depreciation and amortization, decreased $4 million, or 2.5%, in the first quarter of 2025 as compared to the same period in 2024. This decrease included a constant currency decrease of approximately $1 million, or 0.6%.
The constant currency decrease for the three months ended March 31, 2025 was primarily related to a decrease in compensation and related expenses.
Selling, General and Administrative Expenses
Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $2 million, or 12.5% in the first quarter of 2025 as compared to the same period in 2024. This decrease included a constant currency decrease of $2 million, or 12.5%.
The constant currency decrease for the three months ended March 31, 2025 was primarily related to a decrease in compensation and related expenses.
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
We had a cash balance of $1,740 million as of March 31, 2025 ($617 million of which was in the United States), an increase from $1,702 million as of December 31, 2024.
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
Equity Repurchase Program
On February 5, 2025, our Board of Directors increased the stock repurchase authorization under our equity repurchase program (the "Repurchase Program") with respect to the repurchase of our common stock by an additional $2,000 million, which increased the total amount that has been authorized under the Repurchase Program to $13,725 million. The Repurchase Program does not obligate us to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time.
During the three months ended March 31, 2025, we repurchased 2.3 million shares of our common stock for $425 million under the Repurchase Program. These amounts include 0.3 million of shares valued at $50 million, which were accrued for as of March 31, 2025, based on when the trade and settlement dates occurred. As of March 31, 2025, inclusive of the accrued amounts, we had remaining authorization to repurchase up to $2,588 million of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
Debt
As of March 31, 2025, we had $14,389 million of total indebtedness, excluding $895 million of additional available borrowings under our revolving credit facility. Our long-term debt arrangements contain customary restrictive covenants and, as of March 31, 2025, we believe we were in compliance with our restrictive covenants in all material respects.

Senior Secured Credit Facilities
On March 10, 2025, we entered into an amendment (the “Amendment”) to our Fifth Amended and Restated Credit Agreement. The Amendment, among other changes, established a new incremental Term B-5 dollar loan facility in an aggregate principal amount equal to $1,985 million (the “Incremental Term B-5 Dollar Facility”). Proceeds of the Incremental Term B-5 Dollar Facility were applied to refinance our existing Term B-4 dollar loans and repay in full our existing Term B-2 Euro loans. In connection with this Amendment, we recognized a $4 million loss on extinguishment of debt, which includes fees and related expenses.
As of March 31, 2025, our Fifth Amended and Restated Credit Agreement provided financing through the senior secured credit facilities of up to $6,511 million, which consisted of $5,616 million principal amounts of debt outstanding, and $895 million of available borrowing capacity on the revolving credit facility and standby letters of credit. See Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding our credit arrangements.
Receivables Financing Facility
As of March 31, 2025, no additional amounts of revolving loans were available under the receivables financing facility.
Three months ended March 31, 2025 and 2024
Cash Flow from Operating Activities

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by operating activities	$568	$522
Cash provided by operating activities increased $46 million during the first three months of 2025 as compared to the same period in 2024. The increase was due to an increase in cash from accounts receivable and unbilled services ($73 million) and from cash-related net income ($26 million), offset by a decrease in cash from other operating assets and liabilities ($43 million), which includes $42 million in cash received related to the termination of our previous cross-currency swaps during the first three months of 2025, and unearned income ($10 million).
Cash Flow from Investing Activities

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash used in investing activities	$(305)	$(314)
Cash used in investing activities decreased $9 million during the first three months of 2025 as compared to the same period in 2024, primarily driven by less cash used for investments in unconsolidated affiliates, net ($11 million), acquisitions of businesses ($8 million), acquisitions of property, equipment and software ($3 million), sales (purchases) of marketable securities, net ($3 million), and cash from other ($1 million), offset by more cash used in investments in debt and equity securities ($17 million).
Cash Flow from Financing Activities

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash used in financing activities	$(258)	$(106)
Cash used in financing activities increased $152 million during the first three months of 2025 as compared to the same period in 2024, primarily due to more cash payments on debt and principal payments on finance leases ($2,053 million), repurchase of common stock ($375 million), and payments for contingent consideration and deferred purchase price accruals ($3 million), offset by more proceeds from issuance of debt, net ($1,979 million), revolving credit facilities, net of repayments ($275 million), and less cash used for payments related to employee stock incentive plans ($25 million).

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
Each Guarantor subsidiary is consolidated by IQVIA Holdings Inc. as of March 31, 2025 and December 31, 2024. Refer to Exhibit 22.1 to this Quarterly Report on Form 10-Q for the detailed list of entities included within the obligated group as of March 31, 2025.
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

Summarized Combined Financial Information of the Issuer and Guarantors:
Each entity in the summarized combined financial information follows the same accounting policies as previously disclosed in Note 1 of the consolidated financial statements of our 2024 Form 10-K. Information for the non-Guarantor subsidiaries has been excluded from the combined summarized financial information of the obligated group. The accompanying summarized combined financial information does not reflect investments of the obligated group in non-Guarantor subsidiaries. The financial information of the obligated group is presented on a combined basis; intercompany balances and transactions within the obligated group have been eliminated. The obligated group’s amounts due from and amounts due to non-Guarantor subsidiaries and related parties have been presented in separate line items.
The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group as of:

(in millions)	March 31, 2025	December 31, 2024
Total current assets (excluding amounts due from subsidiaries that are non-Guarantors)	$629	$935
Total noncurrent assets	$10,593	$10,937
Amounts due from subsidiaries that are non-Guarantors	$3,718	$4,952

Total current liabilities	$3,809	$3,792
Total noncurrent liabilities	$12,626	$12,333
Amounts due to subsidiaries that are non-Guarantors	$5,436	$6,341
The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

	Three months ended	Twelve months ended
(in millions)	March 31, 2025	December 31, 2024
Net revenues	$1,832	$6,661
Costs and expenses applicable to net revenues	$1,020	$4,145
Income from operations	$558	$1,259
Net income	$173	$554
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.
Contractual Obligations and Commitments
We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements.
There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our 2024 Form 10-K.
Application of Critical Accounting Policies
There have been no material changes to our critical accounting policies as previously disclosed in our 2024 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2024 Form 10-K.

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
Item 1A. Risk Factors
For a discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” of our 2024 Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2024 Form 10-K.
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
From inception of the Repurchase Program through March 31, 2025, we have repurchased a total of $11,137 million of our securities under the Repurchase Program.
During the three months ended March 31, 2025, we repurchased 2.3 million shares of our common stock for $425 million under the Repurchase Program. These amounts include 0.3 million of shares valued at $50 million, which were accrued for as of March 31, 2025 based on when the trade and settlement dates occurred. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of March 31, 2025, inclusive of the accrued amounts, we had remaining authorization to repurchase up to $2,588 million of our common stock under the Repurchase Program.

Since the merger between Quintiles and IMS Health, inclusive of accrued amounts, we have repurchased 86.9 million shares of our common stock at an average market price per share of $123.86 for an aggregate purchase price of $10,763 million both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the IQVIA Holdings Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.
The following table summarizes the monthly equity repurchase program activity for the three months ended March 31, 2025, and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2025 — January 31, 2025	—	$—	—	$1,013
February 1, 2025 — February 28, 2025	0.2	$187.21	0.2	$2,979
March 1, 2025 — March 31, 2025	2.1	$182.54	2.1	$2,588
	2.3		2.3
Item 5. Other Information
In the first quarter of 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of IQVIA Holdings Inc. adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of IQVIA Holdings Inc., within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of IQVIA Holdings Inc., effective April 24, 2025.		8-K	001-35907	3.1	April 24, 2025
10.1	Amendment No. 4 to Fifth Amended and Restated Credit Agreement, dated March 10, 2025, among IQVIA Inc., IQVIA Holdings Inc., IQVIA RDS Inc., the other guarantors party thereto, Bank of America, N.A. as administrative agent and as collateral agent, and the Lenders party thereto.		8-K	001-35907	10.1	March 10, 2025
22.1	List of Subsidiary Guarantors and Affiliates who Collateralize the Company’s Securities.	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Income (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iii) Condensed Consolidated Balance Sheets (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
104	Cover Page Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2025.

IQVIA HOLDINGS INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)