Form 10-Q
period 2025-06-30
IQVIA HOLDINGS INC.
filed 2025-07-22
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	170.0 million shares outstanding as of July 15, 2025

IQVIA HOLDINGS INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenues	$4,017	$3,814	$7,846	$7,551
Cost of revenues, exclusive of depreciation and amortization	2,694	2,488	5,225	4,932
Selling, general and administrative expenses	509	509	1,017	1,017
Depreciation and amortization	276	269	541	533
Restructuring costs	32	28	61	43
Income from operations	506	520	1,002	1,026
Interest income	(10)	(12)	(21)	(23)
Interest expense	182	163	347	329
Loss on extinguishment of debt	—	—	4	—
Other expense (income), net	11	(67)	26	(56)
Income before income taxes and equity in (losses) earnings of unconsolidated affiliates	323	436	646	776
Income tax expense	56	75	117	124
Income before equity in (losses) earnings of unconsolidated affiliates	267	361	529	652
Equity in (losses) earnings of unconsolidated affiliates	(1)	2	(14)	(1)
Net income	$266	$363	$515	$651
Earnings per share attributable to common stockholders:
Basic	$1.55	$1.99	$2.96	$3.58
Diluted	$1.54	$1.97	$2.94	$3.53
Weighted average common shares outstanding:
Basic	171.8	182.2	173.7	182.0
Diluted	173.2	184.3	175.3	184.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income	$266	$363	$515	$651
Comprehensive income adjustments:
Unrealized (losses) gains on derivative instruments, net of income tax (benefit) expense of $(1),$4,$(6),$16	(4)	15	(21)	49
Defined benefit plan adjustments, net of income tax (benefit) expense of $(1), $—,$(1),$—	—	—	(3)	—
Foreign currency translation, net of income tax (benefit) expense of $(93),$13,$(139),$50	102	(42)	181	(111)
Reclassification adjustments:
Reclassifications on derivative instruments included in net income, net of income tax (expense) of $(1),$(4),$(1),$(7)	(2)	(11)	(1)	(20)
Comprehensive income	$362	$325	$671	$569
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,039	$1,702
Trade accounts receivable and unbilled services, net	3,344	3,204
Prepaid expenses	200	154
Income taxes receivable	62	36
Investments in debt, equity and other securities	149	141
Other current assets and receivables	551	592
Total current assets	6,345	5,829
Property and equipment, net	536	535
Operating lease right-of-use assets	280	238
Investments in debt, equity and other securities	134	108
Investments in unconsolidated affiliates	272	266
Goodwill	15,611	14,710
Other identifiable intangibles, net	4,596	4,499
Deferred income taxes	345	194
Deposits and other assets, net	513	520
Total assets	$28,632	$26,899
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,399	$3,684
Unearned income	2,123	1,779
Income taxes payable	124	156
Current portion of long-term debt	1,313	1,145
Other current liabilities	613	193
Total current liabilities	7,572	6,957
Long-term debt, less current portion	14,177	12,838
Deferred income taxes	216	196
Operating lease liabilities	210	173
Other liabilities	671	668
Total liabilities	22,846	20,832
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of June 30, 2025 and December 31, 2024, $0.01 par value, 258.5 shares issued and 170.0 shares outstanding as of June 30, 2025; 258.2 shares issued and 176.1 shares outstanding as of December 31, 2024	11,225	11,143
Retained earnings	6,580	6,065
Treasury stock, at cost, 88.5 and 82.1 shares as of June 30, 2025 and December 31, 2024, respectively	(11,145)	(10,103)
Accumulated other comprehensive loss	(882)	(1,038)
Equity attributable to IQVIA Holdings Inc.’s stockholders	5,778	6,067
Noncontrolling interests	8	—
Total stockholders’ equity	5,786	6,067
Total liabilities and stockholders’ equity	$28,632	$26,899
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2025	2024
Operating activities:
Net income	$515	$651
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	541	533
Amortization of debt issuance costs and discount	11	11
Stock-based compensation	132	104
Losses from unconsolidated affiliates	14	1
Gain on investments, net	(16)	(12)
Benefit from deferred income taxes	(86)	(80)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	269	187
Change in other operating assets and liabilities	(369)	(285)
Net cash provided by operating activities	1,011	1,110
Investing activities:
Acquisition of property, equipment and software	(293)	(288)
Acquisition of businesses, net of cash acquired	(315)	(221)
Sales of marketable securities, net	2	—
Investments in unconsolidated affiliates, net of payments received	(27)	(49)
Investments in debt and equity securities	(19)	(2)
Proceeds from sale of property, equipment and software	—	25
Other	1	—
Net cash used in investing activities	(651)	(535)
Financing activities:
Proceeds from issuance of debt	3,985	—
Payment of debt issuance costs	(35)	—
Repayment of debt and principal payments on finance leases	(2,140)	(86)
Proceeds from revolving credit facility	875	375
Repayment of revolving credit facility	(1,700)	(585)
Payments related to employee stock incentive plans	(35)	(60)
Repurchase of common stock	(1,032)	—
Contingent consideration and deferred purchase price payments	(20)	(10)
Other	(11)	—
Net cash used in financing activities	(113)	(366)
Effect of foreign currency exchange rate changes on cash	90	(40)
Increase in cash and cash equivalents	337	169
Cash and cash equivalents at beginning of period	1,702	1,376
Cash and cash equivalents at end of period	$2,039	$1,545
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance, December 31, 2024	258.2	(82.1)	$3	$11,140	$6,065	$(10,103)	$(1,038)	$—	$6,067
Issuance of common stock	0.3	—	—	(35)	—	—	—	—	(35)
Repurchase of common stock, net of tax	—	(2.3)	—	—	—	(429)	—	—	(429)
Stock-based compensation	—	—	—	65	—	—	—	—	65
Acquisitions related noncontrolling interests	—	—	—	—	—	—	—	8	8
Net income	—	—	—	—	249	—	—	—	249
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(17)	—	(17)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(3)	—	(3)
Foreign currency translation, net of tax	—	—	—	—	—	—	79	—	79
Reclassification adjustments, net of tax	—	—	—	—	—	—	1	—	1
Balance, March 31, 2025	258.5	(84.4)	3	11,170	6,314	(10,532)	(978)	8	5,985
Issuance of common stock	—	—	—	—	—	—	—	—	—
Repurchase of common stock, net of tax	—	(4.1)	—	—	—	(613)	—	—	(613)
Stock-based compensation	—	—	—	52	—	—	—	—	52
Net income	—	—	—	—	266	—	—	—	266
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation, net of tax	—	—	—	—	—	—	102	—	102
Reclassification adjustments, net of tax	—	—	—	—	—	—	(2)	—	(2)
Balance, June 30, 2025	258.5	(88.5)	$3	$11,222	$6,580	$(11,145)	$(882)	$8	$5,786

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance, December 31, 2023	257.2	(75.7)	$3	$11,025	$4,692	$(8,741)	$(867)	$—	$6,112
Issuance of common stock	0.7	—	—	(61)	—	—	—	—	(61)
Stock-based compensation	—	—	—	49	—	—	—	—	49
Net income	—	—	—	—	288	—	—	—	288
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	34	—	34
Foreign currency translation, net of tax	—	—	—	—	—	—	(69)	—	(69)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(9)	—	(9)
Balance, March 31, 2024	257.9	(75.7)	3	11,013	4,980	(8,741)	(911)	—	6,344
Issuance of common stock	0.1	—	—	1	—	—	—	—	1
Stock-based compensation	—	—	—	44	—	—	—	—	44
Net income	—	—	—	—	363	—	—	—	363
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	15	—	15
Foreign currency translation, net of tax	—	—	—	—	—	—	(42)	—	(42)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(11)	—	(11)
Balance, June 30, 2024	258.0	(75.7)	$3	$11,058	$5,343	$(8,741)	$(949)	$—	$6,714
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Summary of Significant Accounting Policies
The Company
IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of clinical research services, commercial insights and healthcare intelligence to the life sciences and healthcare industries. With approximately 90,000 employees, the Company conducts business in more than 100 countries.
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
Recently Issued Accounting Standards
Accounting pronouncements recently adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. The new guidance requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included in the reported measure of segment profit or loss. It does not change the definition of a segment or the guidance for determining reportable segments. The new guidance was effective for the Company in the annual period beginning January 1, 2024, and in 2025 for interim periods. The adoption of this new accounting guidance for the annual period beginning January 1, 2024, and for the three and six months ended June 30, 2025, did not have a material effect on the Company's disclosures within the consolidated financial statements.
Accounting pronouncements issued but not adopted as of June 30, 2025
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU require additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance is effective for the Company in the annual period beginning January 1, 2025. The Company is assessing the impacts of this ASU on its disclosures within the consolidated financial statements.
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

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations
The following tables represent revenues by geographic region and reportable segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$830	$1,037	$68	$1,935
Europe and Africa	646	535	60	1,241
Asia-Pacific	152	629	60	841
Total revenues	$1,628	$2,201	$188	$4,017

	Three Months Ended June 30, 2024
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$783	$1,014	$66	$1,863
Europe and Africa	569	557	52	1,178
Asia-Pacific	143	576	54	773
Total revenues	$1,495	$2,147	$172	$3,814

	Six Months Ended June 30, 2025
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$1,613	$1,991	$138	$3,742
Europe and Africa	1,263	1,089	113	2,465
Asia-Pacific	298	1,223	118	1,639
Total revenues	$3,174	$4,303	$369	$7,846

	Six Months Ended June 30, 2024
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$1,526	$2,000	$139	$3,665
Europe and Africa	1,131	1,092	112	2,335
Asia-Pacific	291	1,150	110	1,551
Total revenues	$2,948	$4,242	$361	$7,551
No individual customer represented 10% or more of consolidated revenues for the three and six months ended June 30, 2025 or 2024.

Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2025, approximately $34.6 billion of revenues are expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenues on approximately 30% of these remaining performance obligations over the next twelve months, on approximately 85% over the next five years, with the balance recognized thereafter. Most of the Company's remaining performance obligations where revenues are expected to be recognized beyond the next twelve months are for service contracts for clinical research in the Company's Research & Development Solutions segment. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.
3. Trade Accounts Receivable, Unbilled Services and Unearned Income
Trade accounts receivables and unbilled services consist of the following:

(in millions)	June 30, 2025	December 31, 2024
Trade accounts receivable	$1,485	$1,390
Unbilled services	1,896	1,856
Trade accounts receivable and unbilled services	3,381	3,246
Allowance for doubtful accounts	(37)	(42)
Trade accounts receivable and unbilled services, net	$3,344	$3,204
Unbilled services and unearned income were as follows:

(in millions)	June 30, 2025	December 31, 2024	Change
Unbilled services	$1,896	$1,856	$40
Unearned income	(2,123)	(1,779)	(344)
Net balance	$(227)	$77	$(304)
Unbilled services, which is comprised of approximately 68% and 69% of unbilled receivables and 32% and 31% of contract assets as of June 30, 2025 and December 31, 2024, increased by $40 million as compared to December 31, 2024. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $344 million over the same period resulting in a decrease of $304 million in the net balance of unbilled services and unearned income between June 30, 2025 and December 31, 2024. The change in the net balance is driven by the difference in timing of revenue recognition in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, primarily related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.
The majority of the unearned income balance as of the beginning of the year is expected to be recognized in revenues during the year ended December 31, 2025.
Bad debt expense recognized on the Company’s trade accounts receivable was immaterial for the three and six months ended June 30, 2025 and 2024.
Accounts Receivable Factoring Arrangements
The Company has accounts receivable factoring agreements to sell certain eligible unsecured trade accounts receivable, either based on automatic arrangements or at its option, without recourse, to unrelated third-party financial institutions for cash. During the six months ended June 30, 2025, through its accounts receivable factoring arrangements that the Company utilizes most frequently, the Company factored approximately $330 million of customer invoices on a non-recourse basis and received approximately $327 million in cash proceeds from the sales. During the six months ended June 30, 2024, through these same accounts receivable factoring arrangements, the Company factored approximately $380 million of customer invoices on a non-recourse basis and received approximately $370 million in cash proceeds from the sales. The fees associated with these transactions were immaterial. The Company has other accounts receivable arrangements for which the activity associated with them is immaterial.

4. Goodwill
The following is a summary of goodwill by reportable segment for the six months ended June 30, 2025:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2024	$11,957	$2,608	$145	$14,710
Business combinations	157	79	—	236
Impact of foreign currency fluctuations and other	632	29	4	665
Balance as of June 30, 2025	$12,746	$2,716	$149	$15,611
5. Derivatives
The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

(in millions)	Balance Sheet Classification	June 30, 2025			December 31, 2024
		Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$—	$45	$2,478	$—	$5	$2,485
Cross-currency swaps	Other current liabilities and other assets	—	361	2,728	39	—	2,735
Foreign exchange forward contracts	Other current assets and other current liabilities	9	—	93	—	2	108
Total derivatives		$9	$406		$39	$7
The pre-tax effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Interest rate swaps	$(14)	$2	$(40)	$38
Foreign exchange forward contracts	6	2	11	—
Total	$(8)	$4	$(29)	$38
The Company expects approximately $13 million of pre-tax unrealized gains related to its foreign exchange contracts and interest rate derivatives included in accumulated other comprehensive (loss) income (“AOCI”) as of June 30, 2025 to be reclassified into earnings within the next twelve months. For the three and six months ended June 30, 2025 and 2024, the total amount, net of income taxes, of the cash flow hedge effect on the accompanying condensed consolidated statements of income was $2 million and $11 million, and $1 million and $20 million, respectively.
During the six months ended June 30, 2025, the Company terminated its existing cross-currency swap agreements and entered into new cross-currency swap agreements for the same purpose and with substantially similar terms as the previous swaps. The new $1,250 million swaps expire in February 2029 at the time of the senior secured notes to which they are related, and the Company will receive semiannual interest payments on February 1 and August 1 from the counterparties based on a fixed interest rate until maturity of these agreements. The new $1,485 million swaps expire in January 2031 at the time of the term loans to which they are related, and the Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of these agreements. The notional amount of the $1,485 million swaps will decrease over time in connection with the related term loans. The Company designated these new swap agreements as a hedge of its net investment in certain foreign subsidiaries.

As of June 30, 2025, the Company's cross-currency swaps were designated as a hedge of its net investment in certain foreign subsidiaries. For the six months ended June 30, 2025 and 2024, the Company recorded a $(400) million loss and $107 million gain, respectively, within AOCI as a result of these cross-currency swaps. For the three and six months ended June 30, 2025 and 2024, the Company recognized approximately $11 million and $9 million, and $23 million and $18 million, respectively, related to the excluded component as a reduction of interest expense.
As of June 30, 2025, the portion of the Company's foreign currency denominated debt balance (net of original issue discount) designated as a hedge of its net investment in certain foreign subsidiaries totaled €2,665 million ($3,130 million). The amount of foreign exchange (losses) gains related to the net investment hedge included in the cumulative translation adjustment component of AOCI for the six months ended June 30, 2025 and 2024 was $(390) million and $88 million, respectively.
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
The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values as of June 30, 2025 and December 31, 2024 due to their short-term nature. As of June 30, 2025 and December 31, 2024, the fair value of total debt was $15,619 million and $13,966 million, respectively, as determined under Level 2 measurements for these financial instruments.
Recurring Fair Value Measurements
The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of June 30, 2025:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$182	$—	$—	$182
Derivatives	—	9	—	9
Total	$182	$9	$—	$191
Liabilities:
Derivatives	$—	$406	$—	$406
Contingent consideration	—	—	105	105
Total	$—	$406	$105	$511

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
Contingent consideration — The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenues performance targets and operating forecasts) and the probability of achieving the specific targets. Based on the assessments of the probability of achieving specific targets, as of June 30, 2025 the Company has accrued approximately 77% of the maximum contingent consideration payments that could potentially become payable.
The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the six months ended June 30, 2025:

(in millions)	Contingent Consideration
Balance as of December 31, 2024	$102
Business combinations	20
Contingent consideration paid	(16)
Revaluations included in earnings and foreign currency translation adjustments	(1)
Balance as of June 30, 2025	$105
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
Non-recurring Fair Value Measurements
As of June 30, 2025, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled $20,580 million and were identified as Level 3. These assets are comprised of debt investments and cost and equity method investments of $373 million, goodwill of $15,611 million and other identifiable intangibles, net of $4,596 million.

7. Credit Arrangements
The following is a summary of the Company’s revolving credit facilities as of June 30, 2025:

Facility	Interest Rates
$2,000 million (revolving credit facility)	U.S. Dollar Term SOFR plus a margin of 1.25% plus a 10 basis credit spread adjustment as of June 30, 2025
$110 million (receivables financing facility)	U.S. Dollar Term SOFR plus a margin of 1.00% plus a 10 basis credit spread adjustment as of June 30, 2025
The following table summarizes the Company’s debt at the dates indicated:

(dollars in millions)	June 30, 2025	December 31, 2024
Revolving Credit Facility due 2026:
U.S. Dollar denominated borrowings—U.S. Dollar Term SOFR at average floating rates of —%	$—	$825
Senior Secured Credit Facilities:
Term A Loan due 2026—U.S. Dollar Term SOFR at floating rates of 5.68%	1,161	1,197
Term A Loan due 2026—Euribor at floating rates of 3.23%	298	272
Term A Loan due 2027—U.S. Dollar Term SOFR at floating rates of 5.68%	1,062	1,094
Term B Loan due 2025—Euribor at floating rates of —%	—	542
Term B Loan due 2031—U.S. Dollar Term SOFR at floating rates of —%	—	1,485
Term B Loan due 2031—U.S. Dollar Term SOFR at floating rates of 6.05%	1,975	—
5.700% Senior Secured Notes due 2028—U.S. Dollar denominated	750	750
6.250% Senior Secured Notes due 2029—U.S. Dollar denominated	1,250	1,250
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
6.500% Senior Notes due 2030—U.S. Dollar denominated	500	500
6.250% Senior Notes due 2032—U.S. Dollar denominated	2,000	—
2.875% Senior Notes due 2025—Euro denominated	493	436
2.25% Senior Notes due 2028—Euro denominated	846	748
2.875% Senior Notes due 2028—Euro denominated	835	739
1.750% Senior Notes due 2026—Euro denominated	646	572
2.250% Senior Notes due 2029—Euro denominated	1,057	935
Receivables financing facility due 2027—U.S. Dollar Term SOFR at floating rates of 5.38%:
Revolving Loan Commitment	110	110
Term Loan	440	440
Principal amount of debt	15,573	14,045
Less: unamortized discount and debt issuance costs	(83)	(62)
Less: current portion	(1,313)	(1,145)
Long-term debt	$14,177	$12,838

Contractual maturities of long-term debt as of June 30, 2025 are as follows:

(in millions)
Remainder of 2025	$580
2026	3,192
2027	2,639
2028	2,449
2029	2,327
Thereafter	4,386
$15,573
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
As of June 30, 2025, the Company’s Fifth Amended and Restated Credit Agreement provided financing through several senior secured credit facilities of up to $6,491 million, which consisted of $4,496 million principal amounts of debt outstanding (as detailed in the table above), and $1,995 million of available borrowing capacity on the $2,000 million revolving credit facility and standby letters of credit. The revolving credit facility is comprised of a $1,175 million senior secured revolving facility available in U.S. dollars, a $600 million senior secured revolving facility available in U.S. dollars, Euros, Swiss Francs and other foreign currencies, and a $225 million senior secured revolving facility available in U.S. dollars and Yen.
Senior Notes
On June 4, 2025, IQVIA Inc. (the “Issuer”), a wholly owned subsidiary of the Company, completed the issuance and sale of $2,000 million in gross proceeds of 6.250% senior notes due 2032 (the “Senior Notes”). The Senior Notes were issued pursuant to an Indenture, dated June 4, 2025, among the Issuer, U.S. Bank Trust Company, National Association, as trustee of the Senior Notes, and certain subsidiaries of the Issuer as guarantors. The net proceeds from the notes offering were used to repay existing borrowings under the Company’s revolving credit facility and to pay fees and expenses related to the Senior Notes offering, with any excess proceeds used for general corporate purposes.
The Senior Notes are unsecured obligations of the Company, will mature on June 1, 2032, unless earlier repurchased or redeemed in accordance with their terms, and bear interest at the rate of 6.250% per year, with interest payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2025.
The Company may redeem the Senior Notes prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to June 1, 2028 (subject to a customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 3.125% to 0.000%.

Restrictive Covenants
The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. As of June 30, 2025, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.
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

9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of June 30, 2025 or December 31, 2024.
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
During the six months ended June 30, 2025, the Company repurchased 6.4 million shares of its common stock for $1,032 million under the Repurchase Program. As of June 30, 2025, the Company had remaining authorization to repurchase up to $1,981 million of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
10. Business Combinations
The Company completed individually and in the aggregate immaterial acquisitions during the six months ended June 30, 2025. Additionally, the Company gained a controlling interest in, and therefore consolidated, an entity in which it previously held an investment in an unconsolidated affiliate. The fair value of the net assets acquired through this step acquisition are included in the totals presented below, and the related fair value of noncontrolling interests of $8 million is reflected within the accompanying condensed consolidated financial statements. The Company’s assessment of fair value, including the valuation of certain identified intangibles, and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments, largely related to acquired intangible assets and related deferred taxes, may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The Company recorded goodwill from these acquisitions, primarily attributable to assembled workforce, expected synergies and new customer relationships. The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented as pro forma results of operations would not be materially different to the actual results of operations of the Company.
The following table provides certain preliminary financial information for these acquisitions:

(in millions)	June 30, 2025
Assets acquired:
Cash and cash equivalents	$60
Accounts receivable	35
Other assets	18
Goodwill	236
Other identifiable intangibles	132
Liabilities assumed:
Other liabilities	(29)
Deferred income taxes, long-term	(31)
Net assets acquired (1)	$421
(1) Net assets acquired includes contingent consideration and deferred purchase price of $22 million, and $24 million related to the step acquisition disclosed above.
The portion of goodwill deductible for income tax purposes was preliminarily assessed as $16 million.

The following table provides a summary of the preliminary estimated fair value of certain intangible assets acquired:

(in millions)	Amortization Period				June 30, 2025
Other identifiable intangibles:
Customer relationships	9	-	17	years	$110
Backlog			1	year	14
Trade names	3	-	5	years	3
Software and related assets			3	years	3
Non-compete agreements	2	-	5	years	2
Total Other identifiable intangibles					$132
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
The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs
Balance as of December 31, 2024	$21
Expense, net of reversals	61
Payments	(50)
Foreign currency translation and other	2
Balance as of June 30, 2025	$34
The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals as of June 30, 2025 will be paid in 2025 and 2026.
12. Income Taxes
The Company's effective income tax rate was 17.3% and 17.2% in the second quarter of 2025 and 2024, respectively. The Company's effective income tax rate was 18.1% and 16.0% in the first six months of 2025 and 2024, respectively. The effective income tax rate in the second quarter and in the first six months of 2025 and 2024 was favorably impacted due to changes in the geographical mix of earnings amongst the United States and foreign tax jurisdictions. The effective income tax rate in the second quarter and in the first six months of 2024 was also favorably impacted by $3 million and $12 million, respectively, as a result of excess tax benefits recognized upon settlement of share-based compensation awards. The effective income tax rate in the second quarter and in the first six months of 2025 was unfavorably impacted by $0 million and $3 million, respectively, of tax expense recognized upon settlement of share-based compensation awards.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act ("OBBBA"), which includes several changes to U.S. federal income tax law, including the temporary and permanent extension, of expiring provisions of the Tax Cuts and Jobs Act of 2017. The Company is assessing these impacts on its consolidated financial statements.
On December 12, 2022, the European Union member states agreed to implement the Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least €750 million, which went into effect in 2024. The Company has continued to evaluate the effect of this through the second quarter of 2025 and determined that it did not have any material impacts for the current year. The Company will continue to assess the impact of this proposal as countries are actively considering changes to their tax laws to adopt certain parts of the OECD's proposal.

13. Accumulated Other Comprehensive (Loss) Income
Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance as of December 31, 2024	$(1,092)	$(5)	$15	$44	$(1,038)
Other comprehensive income (loss) before reclassifications	42	(27)	(4)	146	157
Reclassification adjustments	—	(2)	—	1	(1)
Balance as of June 30, 2025	$(1,050)	$(34)	$11	$191	$(882)
Below is a summary of the adjustments for amounts reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

(in millions)	Affected Financial Statement Line Item	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Derivative instruments:
Interest rate swaps	Interest expense	$1	$15	$2	$30
Foreign exchange forward contracts	Revenues	2	—	—	(3)
Total before income taxes		3	15	2	27
Income taxes		1	4	1	7
Total net of income taxes		$2	$11	$1	$20
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

The Company’s reportable segment information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenues
Technology & Analytics Solutions	$1,628	$1,495	$3,174	$2,948
Research & Development Solutions	2,201	2,147	4,303	4,242
Contract Sales & Medical Solutions	188	172	369	361
Total revenues	4,017	3,814	7,846	7,551
Cost of revenues, exclusive of depreciation and amortization
Technology & Analytics Solutions	1,009	909	1,958	1,798
Research & Development Solutions	1,523	1,431	2,949	2,826
Contract Sales & Medical Solutions	162	148	318	308
Total cost of revenues, exclusive of depreciation and amortization	2,694	2,488	5,225	4,932
Selling, general and administrative expenses
Technology & Analytics Solutions	230	225	467	454
Research & Development Solutions	227	223	443	444
Contract Sales & Medical Solutions	14	15	28	31
Total selling, general and administrative expenses reportable segments	471	463	938	929
Segment profit
Technology & Analytics Solutions	389	361	749	696
Research & Development Solutions	451	493	911	972
Contract Sales & Medical Solutions	12	9	23	22
Total segment profit	852	863	1,683	1,690
General corporate and unallocated expenses	(38)	(46)	(79)	(88)
Depreciation and amortization	(276)	(269)	(541)	(533)
Restructuring costs	(32)	(28)	(61)	(43)
Total income from operations	506	520	1,002	1,026
Interest income	(10)	(12)	(21)	(23)
Interest expense	182	163	347	329
Loss on extinguishment of debt	—	—	4	—
Other expense (income), net	11	(67)	26	(56)
Income before income taxes and equity in (losses) earnings of unconsolidated affiliates	$323	$436	$646	$776

15. Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Numerator:
Net income	$266	$363	$515	$651
Denominator:
Basic weighted average common shares outstanding	171.8	182.2	173.7	182.0
Effect of dilutive stock options and share awards	1.4	2.1	1.6	2.3
Diluted weighted average common shares outstanding	173.2	184.3	175.3	184.3
Earnings per share attributable to common stockholders:
Basic	$1.55	$1.99	$2.96	$3.58
Diluted	$1.54	$1.97	$2.94	$3.53
Stock-based awards will have a dilutive effect under the treasury method when the respective period's average market value of the Company's common stock exceeds the exercise proceeds. Performance awards are included in diluted earnings per share based on if the performance targets have been met at the end of the reporting period.
For the three and six months ended June 30, 2025 and 2024, the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions that have not been met at the end of the reporting period or the effect of including such stock-based awards in the computation would be anti-dilutive was 3.6 million and 1.1 million, and 3.0 million and 1.0 million respectively.

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

Overview
IQVIA is a leading global provider of clinical research services, commercial insights and healthcare intelligence to the life sciences and healthcare industries. IQVIA’s portfolio of solutions are powered by IQVIA Connected Intelligence™ to deliver actionable insights and services built on high-quality health data, Healthcare-grade AI®, advanced analytics, the latest technologies and extensive domain expertise. We are committed to using artificial intelligence ("AI") responsibly, with AI-powered capabilities built on best-in-class approaches to privacy, regulatory compliance and patient safety, and delivering AI to the high standards of trust, scalability and precision demanded by the industry. With approximately 90,000 employees in over 100 countries, including experts in healthcare, life sciences, data science, technology and operational excellence, we are dedicated to accelerating the development and commercialization of innovative medical treatments to help improve patient outcomes and population health worldwide.
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

Foreign Currency Translation
In the first six months of 2025, approximately 30% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenues and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period to period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results. As such, the differences noted below between reported results of operations and constant currency information is wholly attributable to the effects of foreign currency rate fluctuations.
Consolidated Results of Operations
For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.
Revenues

	Three Months Ended June 30,		Change
(in millions)	2025	2024	$	%
Revenues	$4,017	$3,814	$203	5.3%
For the second quarter of 2025, our revenues increased $203 million, or 5.3%, as compared to the same period in 2024. This increase was comprised of constant currency revenue growth of approximately $139 million, or 3.6%, reflecting a $101 million increase in Technology & Analytics Solutions, a $27 million increase in Research & Development Solutions, and an $11 million increase in Contract Sales & Medical Solutions.

	Six Months Ended June 30,		Change
(in millions)	2025	2024	$	%
Revenues	$7,846	$7,551	$295	3.9%

For the first six months of 2025, our revenues increased $295 million, or 3.9%, as compared to the same period in 2024. This increase was comprised of constant currency revenue growth of approximately $268 million, or 3.5%, reflecting a $211 million increase in Technology & Analytics Solutions, a $50 million increase in Research & Development Solutions, and a $7 million increase in Contract Sales & Medical Solutions.

Cost of Revenues, exclusive of Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Cost of revenues, exclusive of depreciation and amortization	$2,694	$2,488	$5,225	$4,932
% of revenues	67.1%	65.2%	66.6%	65.3%
The $206 million increase in cost of revenues, exclusive of depreciation and amortization, for the three months ended June 30, 2025 as compared to the same period in 2024 included a constant currency increase of approximately $171 million, or 6.9%, reflecting an $84 million increase in Technology & Analytics Solutions, a $78 million increase in Research & Development Solutions, and a $9 million increase in Contract Sales & Medical Solutions.
The $293 million increase in cost of revenues, exclusive of depreciation and amortization, for the six months ended June 30, 2025 as compared to the same period in 2024 included a constant currency increase of approximately $308 million, or 6.2%, reflecting a $159 million increase in Technology & Analytics Solutions, a $141 million increase in Research & Development Solutions, and an $8 million increase in Contract Sales & Medical Solutions.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Selling, general and administrative expenses	$509	$509	$1,017	$1,017
% of revenues	12.7%	13.3%	13.0%	13.5%
Selling, general and administrative expenses for the three months ended June 30, 2025 were consistent with the same period in 2024. At constant currency, selling, general and administrative expenses decreased approximately $7 million, or 1.4%, reflecting a $1 million increase in Technology & Analytics Solutions, a $4 million increase in Research & Development Solutions, no change in Contract Sales & Medical Solutions, and a $12 million decrease in general corporate and unallocated expenses.
Selling, general and administrative expenses for the six months ended June 30, 2025 were consistent with the same period in 2024. At constant currency, selling, general and administrative expense increased approximately $1 million, or 0.1%, reflecting a $13 million increase in Technology & Analytics Solutions, a $1 million increase in Research & Development Solutions, a $2 million decrease in Contract Sales & Medical Solutions, and an $11 million decrease in general corporate and unallocated expenses.
Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Depreciation and amortization	$276	$269	$541	$533
% of revenues	6.9%	7.1%	6.9%	7.1%
The $7 million and $8 million increase in depreciation and amortization for the three and six months ended June 30, 2025 compared to the same periods in 2024 is mainly related to an increase in amortization of capitalized software costs.
Restructuring Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Restructuring costs	$32	$28	$61	$43
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
Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Interest income	$(10)	$(12)	$(21)	$(23)
Interest expense	$182	$163	$347	$329
Interest income includes interest received primarily from bank balances and investments. Interest income during the three and six months ended June 30, 2025 decreased compared to the same periods in 2024 primarily as a result of lower interest rates.
Interest expense during the three and six months ended June 30, 2025 increased compared to the same periods in 2024 as a result of higher outstanding debt balances.

Other Expense (Income), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Other expense (income), net	$11	$(67)	$26	$(56)
Other expense (income), net for the three and six months ended June 30, 2025 increased compared to the same periods in 2024 primarily due to less revaluations of contingent consideration arrangements and to a lesser extent from foreign currency loss on transactions.
Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Income tax expense	$56	$75	$117	$124
Our effective income tax rate was 17.3% and 17.2% in the second quarter of 2025 and 2024, respectively. Our effective income tax rate was 18.1% and 16.0% in the first six months of 2025 and 2024, respectively. Our effective income tax rate in the second quarter and in the first six months of 2025 and 2024 was favorably impacted due to changes in the geographical mix of earnings amongst the United States and foreign tax jurisdictions. Our effective income tax rate in the second quarter and in the first six months of 2024 was also favorably impacted by $3 million and $12 million, respectively, as a result of excess tax benefits recognized upon settlement of share-based compensation awards. Our effective income tax rate in the second quarter and in the first six months of 2025 was unfavorably impacted by $0 million and $3 million, respectively, of tax expense recognized upon settlement of share-based compensation awards.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act ("OBBBA"), which includes several changes to U.S. federal income tax law, including the temporary and permanent extension, of expiring provisions of the Tax Cuts and Jobs Act of 2017. We are assessing these impacts on our consolidated financial statements.
On December 12, 2022, the European Union member states agreed to implement the Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least €750 million, which went into effect in 2024. We have continued to evaluate the effect of this through the second quarter of 2025 and determined that it did not have any material impacts for the current year. We will continue to assess the impact of this proposal as countries are actively considering changes to their tax laws to adopt certain parts of the OECD's proposal.
Equity in (Losses) Earnings of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Equity in (losses) earnings of unconsolidated affiliates	$(1)	$2	$(14)	$(1)
Equity in (losses) earnings of unconsolidated affiliates for the three and six months ended June 30, 2025, increased compared to the same periods in 2024, due to the results in the operations of our unconsolidated affiliates.

Segment Results of Operations
Revenues and profit by segment are as follows:

Three Months Ended June 30, 2025 and 2024
	Segment Revenues		Segment Profit
(in millions)	2025	2024	2025	2024
Technology & Analytics Solutions	$1,628	$1,495	$389	$361
Research & Development Solutions	2,201	2,147	451	493
Contract Sales & Medical Solutions	188	172	12	9
Total	4,017	3,814	852	863
General corporate and unallocated expenses			(38)	(46)
Depreciation and amortization			(276)	(269)
Restructuring costs			(32)	(28)
Consolidated	$4,017	$3,814	$506	$520

Six Months Ended June 30, 2025 and 2024
	Segment Revenues		Segment Profit
(in millions)	2025	2024	2025	2024
Technology & Analytics Solutions	$3,174	$2,948	$749	$696
Research & Development Solutions	4,303	4,242	911	972
Contract Sales & Medical Solutions	369	361	23	22
Total	7,846	7,551	1,683	1,690
General corporate and unallocated expenses			(79)	(88)
Depreciation and amortization			(541)	(533)
Restructuring costs			(61)	(43)
Consolidated	$7,846	$7,551	$1,002	$1,026
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

Technology & Analytics Solutions

	Three Months Ended June 30,		Change
(in millions)	2025	2024	$	%
Revenues	$1,628	$1,495	$133	8.9%
Cost of revenues, exclusive of depreciation and amortization	1,009	909	100	11.0
Selling, general and administrative expenses	230	225	5	2.2
Segment profit	$389	$361	$28	7.8%

	Six Months Ended June 30,		Change
(in millions)	2025	2024	$	%
Revenues	$3,174	$2,948	$226	7.7%
Cost of revenues, exclusive of depreciation and amortization	1,958	1,798	160	8.9
Selling, general and administrative expenses	467	454	13	2.9
Segment profit	$749	$696	$53	7.6%
Revenues
Technology & Analytics Solutions’ revenues were $1,628 million for the second quarter of 2025, an increase of $133 million, or 8.9%, over the same period in 2024. This increase was comprised of constant currency revenue growth of approximately $101 million, or 6.8%, reflecting revenue growth primarily in the Europe and Africa and Americas regions.
Technology & Analytics Solutions’ revenues were $3,174 million for the first six months of 2025, an increase of $226 million, or 7.7%, over the same period in 2024. This increase was comprised of constant currency revenue growth of approximately $211 million, or 7.2%, reflecting revenue growth primarily in the Europe and Africa region and to a lesser extent in the Americas region.
The constant currency revenue growth for the three and six months ended June 30, 2025 was primarily driven by an increase in real world services and to a lesser extent by information and technology services.
Cost of Revenues, exclusive of Depreciation and Amortization
Technology & Analytics Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $100 million, or 11.0%, in the second quarter of 2025 over the same period in 2024. This increase included a constant currency increase of approximately $84 million, or 9.2%.
Technology & Analytics Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $160 million, or 8.9%, in the first six months of 2025 over the same period in 2024. This increase included a constant currency increase of approximately $159 million, or 8.8%.
The constant currency increase for the three and six months ended June 30, 2025 was primarily related to an increase in reimbursed expenses and to a lesser extent in compensation and related expenses to support revenue growth.
Selling, General and Administrative Expenses
Technology & Analytics Solutions’ selling, general and administrative expenses increased $5 million, or 2.2%, in the second quarter of 2025 as compared to the same period in 2024, which included a constant currency increase of approximately $1 million, or 0.4%.
Technology & Analytics Solutions’ selling, general and administrative expenses increased $13 million, or 2.9%, in the first six months of 2025 as compared to the same period in 2024, which included a constant currency increase of approximately $13 million, or 2.9%.

The constant currency increase for the six months ended June 30, 2025 was primarily related to an increase in IT-related expenses.
Research & Development Solutions

	Three Months Ended June 30,		Change
(in millions)	2025	2024	$	%
Revenues	$2,201	$2,147	$54	2.5%
Cost of revenues, exclusive of depreciation and amortization	1,523	1,431	92	6.4
Selling, general and administrative expenses	227	223	4	1.8
Segment profit	$451	$493	$(42)	(8.5)%

	Six Months Ended June 30,		Change
(in millions)	2025	2024	$	%
Revenues	$4,303	$4,242	$61	1.4%
Cost of revenues, exclusive of depreciation and amortization	2,949	2,826	123	4.4
Selling, general and administrative expenses	443	444	(1)	(0.2)
Segment profit	$911	$972	$(61)	(6.3)%
Backlog
Research & Development Solutions’ contracted backlog increased from $31.1 billion as of December 31, 2024 to $32.1 billion as of June 30, 2025, and we expect approximately $8.1 billion of this backlog to convert to revenues in the next twelve months.
Revenues
Research & Development Solutions’ revenues were $2,201 million for the second quarter of 2025, an increase of $54 million, or 2.5%, over the same period in 2024. This increase was comprised of constant currency revenue growth of approximately $27 million, or 1.3%, reflecting revenue growth primarily in the Asia-Pacific region and to a lesser extent in the Americas region.
Research & Development Solutions’ revenues were $4,303 million for the first six months of 2025, an increase of $61 million, or 1.4%, over the same period in 2024. This increase was comprised of constant currency revenue growth of approximately $50 million, or 1.2%, reflecting revenue growth in the Asia-Pacific region.
The constant currency revenue growth for the three and six months ended June 30, 2025 was primarily the result of volume-related increases in clinical services. The constant currency revenue growth was impacted by a decrease in COVID-19 related work.
Cost of Revenues, exclusive of Depreciation and Amortization
Research & Development Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $92 million, or 6.4%, in the second quarter of 2025 over the same period in 2024. This increase included a constant currency increase of approximately $78 million, or 5.5%.
Research & Development Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $123 million, or 4.4% in the first six months of 2025 over the same period in 2024. This increase included a constant currency increase of approximately $141 million, or 5.0%.
The constant currency increase for the three and six months ended June 30, 2025 was primarily related to an increase in compensation and related expenses as a result of volume-related increases in clinical services.

Selling, General and Administrative Expenses
Research & Development Solutions’ selling, general and administrative expenses increased $4 million, or 1.8%, in the second quarter of 2025 as compared to the same period in 2024, which included a constant currency increase of approximately $4 million, or 1.8%.
Research & Development Solutions’ selling, general and administrative expenses decreased $1 million, or 0.2% in the first six months of 2025 as compared to the same period in 2024, which included a constant currency increase of approximately $1 million, or 0.2%.
The constant currency increase for the three and six months ended June 30, 2025 was primarily related to an increase in compensation and related expenses.
Contract Sales & Medical Solutions

	Three Months Ended June 30,		Change
(in millions)	2025	2024	$	%
Revenues	$188	$172	$16	9.3%
Cost of revenues, exclusive of depreciation and amortization	162	148	14	9.5
Selling, general and administrative expenses	14	15	(1)	(6.7)
Segment profit	$12	$9	$3	33.3%

	Six Months Ended June 30,		Change
(in millions)	2025	2024	$	%
Revenues	$369	$361	$8	2.2%
Cost of revenues, exclusive of depreciation and amortization	318	308	10	3.2
Selling, general and administrative expenses	28	31	(3)	(9.7)
Segment profit	$23	$22	$1	4.5%
Revenues
Contract Sales & Medical Solutions’ revenues were $188 million for the second quarter of 2025, an increase of $16 million, or 9.3%, over the same period in 2024. This increase was comprised of constant currency revenue growth of approximately $11 million, or 6.4%, reflecting revenue growth primarily in the Europe and Africa region.
Contract Sales & Medical Solutions’ revenues were $369 million in the first six months of 2025, an increase of $8 million, or 2.2%, over the same period in 2024. This increase was comprised of constant currency revenue growth of approximately $7 million, or 1.9%, reflecting revenue growth primarily in the Asia-Pacific region.
The constant currency revenue growth for the three and six months ended June 30, 2025 was primarily due to volume-related increases in services performed.
Cost of Revenues, exclusive of Depreciation and Amortization
Contract Sales & Medical Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $14 million, or 9.5%, in the second quarter of 2025 as compared to the same period in 2024. This increase included a constant currency increase of approximately $9 million, or 6.1%.
Contract Sales & Medical Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $10 million, or 3.2%, in the first six months of 2025 as compared to the same period in 2024. This increase included a constant currency increase of approximately $8 million, or 2.6%.
The constant currency increase for the three and six months ended June 30, 2025 was primarily related to an increase in compensation and related expenses.

Selling, General and Administrative Expenses
Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $1 million, or 6.7%, in the second quarter of 2025 as compared to the same period in 2024. This decrease included no constant currency change.
Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $3 million, or 9.7%, in the first six months of 2025 as compared to the same period in 2024. This decrease included a constant currency decrease of approximately $2 million, or 6.5%.
The constant currency decrease for the six months ended June 30, 2025 was primarily related to a decrease in compensation and related expenses.
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
We had a cash balance of $2,039 million as of June 30, 2025 ($911 million of which was in the United States), an increase from $1,702 million as of December 31, 2024.
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
During the six months ended June 30, 2025, we repurchased 6.4 million shares of our common stock for $1,032 million under the Repurchase Program. As of June 30, 2025, we had remaining authorization to repurchase up to $1,981 million of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

Debt
As of June 30, 2025, we had $15,573 million of total indebtedness, excluding $1,995 million of additional available borrowings under our revolving credit facility. Our long-term debt arrangements contain customary restrictive covenants and, as of June 30, 2025, we believe we were in compliance with our restrictive covenants in all material respects.
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
As of June 30, 2025, our Fifth Amended and Restated Credit Agreement provided financing through the senior secured credit facilities of up to $6,491 million, which consisted of $4,496 million principal amounts of debt outstanding, and $1,995 million of available borrowing capacity on the revolving credit facility and standby letters of credit. See Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding our credit arrangements.
Senior Notes
On June 4, 2025, we completed the issuance and sale of $2,000 million in gross proceeds of 6.250% senior notes due 2032 (the "Senior Notes"). The net proceeds from the notes offering were used to repay existing borrowings under our revolving credit facility and to pay fees and expenses related to the Senior Notes offering, with any excess proceeds used for general corporate purposes. See Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding our credit arrangements.
Receivables Financing Facility
As of June 30, 2025, no additional amounts of revolving loans were available under the receivables financing facility.
Six months ended June 30, 2025 and 2024
Cash Flow from Operating Activities

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash provided by operating activities	$1,011	$1,110
Cash provided by operating activities decreased $99 million during the first six months of 2025 as compared to the same period in 2024. The decrease was primarily driven by a decrease in cash from accounts receivable and unbilled services ($119 million), cash-related net income ($97 million), and cash from other operating assets and liabilities ($84 million), which includes $42 million in cash received related to the termination of our previous cross-currency swaps during the first six months of 2025, offset by an increase in cash from unearned income ($201 million).
Cash Flow from Investing Activities

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash used in investing activities	$(651)	$(535)
Cash used in investing activities increased $116 million during the first six months of 2025 as compared to the same period in 2024, primarily driven by more cash used for acquisitions of businesses ($94 million), cash used in investments in debt and equity securities ($17 million), and acquisitions of property, equipment and software ($5 million), and less proceeds from sale of property, equipment, and software ($25 million), offset by less cash used for investments in unconsolidated affiliates, net ($22 million), more cash from sales of marketable securities, net ($2 million), and cash from other ($1 million).

Cash Flow from Financing Activities

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash used in financing activities	$(113)	$(366)
Cash used in financing activities decreased $253 million during the first six months of 2025 as compared to the same period in 2024, primarily due to more proceeds from issuance of debt, net ($3,950 million), and less cash used for payments related to employee stock incentive plans ($25 million), offset by more cash payments for debt and principal payments on finance leases ($2,054 million), repurchase of common stock ($1,032 million), revolving credit facilities, net of repayments ($615 million), other ($11 million) and contingent consideration and deferred purchase price accruals ($10 million).
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
Each Guarantor subsidiary is consolidated by IQVIA Holdings Inc. as of June 30, 2025 and December 31, 2024. Refer to Exhibit 22.1 to this Quarterly Report on Form 10-Q for the detailed list of entities included within the obligated group as of June 30, 2025.
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
The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group as of:

(in millions)	June 30, 2025	December 31, 2024
Total current assets (excluding amounts due from subsidiaries that are non-Guarantors)	$966	$935
Total noncurrent assets	$10,739	$10,937
Amounts due from subsidiaries that are non-Guarantors	$3,901	$4,952

Total current liabilities	$4,238	$3,792
Total noncurrent liabilities	$13,594	$12,333
Amounts due to subsidiaries that are non-Guarantors	$5,982	$6,341
The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

	Six months ended	Twelve months ended
(in millions)	June 30, 2025	December 31, 2024
Net revenues	$3,365	$6,661
Costs and expenses applicable to net revenues	$2,089	$4,145
Income from operations	$745	$1,259
Net income	$17	$554
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
From inception of the Repurchase Program through June 30, 2025, we have repurchased a total of $11,744 million of our securities under the Repurchase Program.
During the six months ended June 30, 2025, we repurchased 6.4 million shares of our common stock for $1,032 million under the Repurchase Program. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of June 30, 2025, we had remaining authorization to repurchase up to $1,981 million of our common stock under the Repurchase Program.

Since the merger between Quintiles and IMS Health, we have repurchased 91.0 million shares of our common stock at an average market price per share of $125.01 for an aggregate purchase price of $11,370 million both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the IQVIA Holdings Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.
The following table summarizes the monthly equity repurchase program activity for the three months ended June 30, 2025, and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2025 — April 30, 2025	1.0	$153.01	1.0	$2,435
May 1, 2025 — May 31, 2025	2.0	$146.79	2.0	$2,146
June 1, 2025 — June 30, 2025	1.1	$152.12	1.1	$1,981
	4.1		4.1
Item 5. Other Information
In the second quarter of 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of IQVIA Holdings Inc. adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of IQVIA Holdings Inc., within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated June 4, 2025, among IQVIA Inc., as Issuer, U.S. Bank Trust Company, National Association, as trustee of the Notes and certain subsidiaries of the Issuer as guarantors.		8-K	001-35907	4.1	June 4, 2025
22.1	List of Subsidiary Guarantors and Affiliates who Collateralize the Company’s Securities.	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Income (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iii) Condensed Consolidated Balance Sheets (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
104	Cover Page Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on July 22, 2025.

IQVIA HOLDINGS INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)