Form 10-Q
period 2025-09-30
IQVIA HOLDINGS INC.
filed 2025-10-28
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	170.3 million shares outstanding as of October 20, 2025

IQVIA HOLDINGS INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenues	$4,100	$3,896	$11,946	$11,447
Cost of revenues, exclusive of depreciation and amortization	2,727	2,518	7,952	7,450
Selling, general and administrative expenses	514	522	1,531	1,539
Depreciation and amortization	286	278	827	811
Restructuring costs	20	28	81	71
Income from operations	553	550	1,555	1,576
Interest income	(13)	(13)	(34)	(36)
Interest expense	189	170	536	499
Loss on extinguishment of debt	—	—	4	—
Other (income) expense, net	(31)	44	(5)	(12)
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	408	349	1,054	1,125
Income tax expense	76	65	193	189
Income before equity in earnings (losses) of unconsolidated affiliates	332	284	861	936
Equity in earnings (losses) of unconsolidated affiliates	—	1	(14)	—
Net income	332	285	847	936
Net income attributable to noncontrolling interests	(1)	—	(1)	—
Net income attributable to IQVIA Holdings Inc.	$331	$285	$846	$936
Earnings per share attributable to common stockholders:
Basic	$1.94	$1.57	$4.90	$5.14
Diluted	$1.93	$1.55	$4.86	$5.08
Weighted average common shares outstanding:
Basic	170.2	182.1	172.6	182.1
Diluted	171.7	184.2	174.1	184.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income	$332	$285	$847	$936
Comprehensive income adjustments:
Unrealized (losses) gains on derivative instruments, net of income tax (benefit) expense of $(2),$(14),$(8),$2	(5)	(41)	(26)	8
Defined benefit plan adjustments, net of income tax (benefit) of $—, $—,$(1),$—	—	(1)	(3)	(1)
Foreign currency translation, net of income tax (benefit) expense of $(4),$(37),$(143),$13	(38)	173	143	62
Reclassification adjustments:
Reclassifications on derivative instruments included in net income, net of income tax (expense) of $—,$(3),$(1),$(10)	(3)	(8)	(4)	(28)
Comprehensive income	286	408	957	$977
Comprehensive income attributable to noncontrolling interests	(1)	—	(1)	—
Comprehensive income attributable to IQVIA Holdings Inc.	$285	$408	$956	$977
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,814	$1,702
Trade accounts receivable and unbilled services, net	3,269	3,204
Prepaid expenses	177	154
Income taxes receivable	45	36
Investments in debt, equity and other securities	158	141
Other current assets and receivables	516	592
Total current assets	5,979	5,829
Property and equipment, net	525	535
Operating lease right-of-use assets	299	238
Investments in debt, equity and other securities	130	108
Investments in unconsolidated affiliates	275	266
Goodwill	15,948	14,710
Other identifiable intangibles, net	4,707	4,499
Deferred income taxes	390	194
Deposits and other assets, net	474	520
Total assets	$28,727	$26,899
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,550	$3,684
Unearned income	2,160	1,779
Income taxes payable	119	156
Current portion of long-term debt	2,164	1,145
Other current liabilities	515	193
Total current liabilities	8,508	6,957
Long-term debt, less current portion	12,793	12,838
Deferred income taxes	207	196
Operating lease liabilities	233	173
Other liabilities	698	668
Total liabilities	22,439	20,832
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of September 30, 2025 and December 31, 2024, $0.01 par value, 258.8 shares issued and 170.3 shares outstanding as of September 30, 2025; 258.2 shares issued and 176.1 shares outstanding as of December 31, 2024	11,321	11,143
Retained earnings	6,911	6,065
Treasury stock, at cost, 88.5 and 82.1 shares as of September 30, 2025 and December 31, 2024, respectively	(11,144)	(10,103)
Accumulated other comprehensive loss	(928)	(1,038)
Equity attributable to IQVIA Holdings Inc.’s stockholders	6,160	6,067
Noncontrolling interests	128	—
Total stockholders’ equity	6,288	6,067
Total liabilities and stockholders’ equity	$28,727	$26,899
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2025	2024
Operating activities:
Net income	$847	$936
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	827	811
Amortization of debt issuance costs and discount	17	16
Stock-based compensation	187	158
Losses from unconsolidated affiliates	14	—
Gain on investments, net	(20)	(29)
Benefit from deferred income taxes	(132)	(114)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	442	259
Change in other operating assets and liabilities	(263)	(206)
Net cash provided by operating activities	1,919	1,831
Investing activities:
Acquisition of property, equipment and software	(429)	(438)
Acquisition of businesses, net of cash acquired	(798)	(649)
Sales of marketable securities, net	2	—
Investments in unconsolidated affiliates, net of payments received	(28)	(68)
Investments in debt and equity securities	(20)	(2)
Proceeds from sale of property, equipment and software	75	25
Other	(3)	(2)
Net cash used in investing activities	(1,201)	(1,134)
Financing activities:
Proceeds from issuance of debt	3,985	—
Payment of debt issuance costs	(34)	—
Repayment of debt and principal payments on finance leases	(2,676)	(130)
Proceeds from revolving credit facility	1,375	685
Repayment of revolving credit facility	(2,200)	(785)
Payments related to employee stock incentive plans	(66)	(61)
Repurchase of common stock	(1,032)	(200)
Contingent consideration and deferred purchase price payments	(26)	(12)
Other	(11)	—
Net cash used in financing activities	(685)	(503)
Effect of foreign currency exchange rate changes on cash	79	2
Increase in cash and cash equivalents	112	196
Cash and cash equivalents at beginning of period	1,702	1,376
Cash and cash equivalents at end of period	$1,814	$1,572
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance, December 31, 2024	258.2	(82.1)	$3	$11,140	$6,065	$(10,103)	$(1,038)	$—	$6,067
Issuance of common stock	0.3	—	—	(35)	—	—	—	—	(35)
Repurchase of common stock, net of tax	—	(2.3)	—	—	—	(429)	—	—	(429)
Stock-based compensation	—	—	—	65	—	—	—	—	65
Acquisitions related noncontrolling interests	—	—	—	—	—	—	—	8	8
Net income	—	—	—	—	249	—	—	—	249
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(17)	—	(17)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(3)	—	(3)
Foreign currency translation, net of tax	—	—	—	—	—	—	79	—	79
Reclassification adjustments, net of tax	—	—	—	—	—	—	1	—	1
Balance, March 31, 2025	258.5	(84.4)	3	11,170	6,314	(10,532)	(978)	8	5,985
Issuance of common stock	—	—	—	—	—	—	—	—	—
Repurchase of common stock, net of tax	—	(4.1)	—	—	—	(613)	—	—	(613)
Stock-based compensation	—	—	—	52	—	—	—	—	52
Net income	—	—	—	—	266	—	—	—	266
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation, net of tax	—	—	—	—	—	—	102	—	102
Reclassification adjustments, net of tax	—	—	—	—	—	—	(2)	—	(2)
Balance, June 30, 2025	258.5	(88.5)	3	11,222	6,580	(11,145)	(882)	8	5,786
Issuance of common stock	0.3	—	—	45	—	—	—	—	45
Tax on repurchase of common stock	—	—	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	51	—	—	—	—	51
Acquisitions related noncontrolling interests	—	—	—	—	—	—	—	119	119
Net income	—	—	—	—	331	—	—	1	332
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(5)	—	(5)
Foreign currency translation, net of tax	—	—	—	—	—	—	(38)	—	(38)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(3)	—	(3)
Balance, September 30, 2025	258.8	(88.5)	$3	$11,318	$6,911	$(11,144)	$(928)	$128	$6,288
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance, December 31, 2023	257.2	(75.7)	$3	$11,025	$4,692	$(8,741)	$(867)	$—	$6,112
Issuance of common stock	0.7	—	—	(61)	—	—	—	—	(61)
Stock-based compensation	—	—	—	49	—	—	—	—	49
Net income	—	—	—	—	288	—	—	—	288
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	34	—	34
Foreign currency translation, net of tax	—	—	—	—	—	—	(69)	—	(69)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(9)	—	(9)
Balance, March 31, 2024	257.9	(75.7)	3	11,013	4,980	(8,741)	(911)	—	6,344
Issuance of common stock	0.1	—	—	1	—	—	—	—	1
Stock-based compensation	—	—	—	44	—	—	—	—	44
Net income	—	—	—	—	363	—	—	—	363
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	15	—	15
Foreign currency translation, net of tax	—	—	—	—	—	—	(42)	—	(42)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(11)	—	(11)
Balance, June 30, 2024	258.0	(75.7)	3	11,058	5,343	(8,741)	(949)	—	6,714
Issuance of common stock	0.1	—	—	(1)	—	—	—	—	(1)
Repurchase of common stock, net of tax	—	(0.8)	—	—	—	(200)	—	—	(200)
Stock-based compensation	—	—	—	46	—	—	—	—	46
Net income	—	—	—	—	285	—	—	—	285
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	(41)	—	(41)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(1)	—	(1)
Foreign currency translation, net of tax	—	—	—	—	—	—	173	—	173
Reclassification adjustments, net of tax	—	—	—	—	—	—	(8)	—	(8)
Balance, September 30, 2024	258.1	(76.5)	$3	$11,103	$5,628	$(8,941)	$(826)	$—	$6,967
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Summary of Significant Accounting Policies
The Company
IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of clinical research services, commercial insights and healthcare intelligence to the life sciences and healthcare industries. With approximately 91,000 employees, the Company conducts business in more than 100 countries.
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
Recently Issued Accounting Standards
Accounting pronouncements recently adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. The new guidance requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included in the reported measure of segment profit or loss. It does not change the definition of a segment or the guidance for determining reportable segments. The new guidance was effective for the Company in the annual period beginning January 1, 2024, and in 2025 for interim periods. The adoption of this new accounting guidance for the annual period beginning January 1, 2024, and for the three and nine months ended September 30, 2025, did not have a material effect on the Company's disclosures within the consolidated financial statements.
Accounting pronouncements issued but not adopted as of September 30, 2025
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU require additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance is effective for the Company in the annual period beginning January 1, 2025. The Company is assessing the impacts of this ASU on its disclosures within the consolidated financial statements.
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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for internal-use software costs. The new guidance amends the existing standard that refers to various stages of a software development project to align better with current software development methods. Under the new guidance, entities will start capitalizing eligible costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The new guidance is effective for the Company in the annual period beginning January 1, 2028. The Company is assessing the impacts of this ASU on its consolidated financial statements.
2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations
The following tables represent revenues by geographic region and reportable segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$824	$1,039	$70	$1,933
Europe and Africa	652	570	75	1,297
Asia-Pacific	155	651	64	870
Total revenues	$1,631	$2,260	$209	$4,100

	Three Months Ended September 30, 2024
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$797	$969	$72	$1,838
Europe and Africa	626	607	54	1,287
Asia-Pacific	131	586	54	771
Total revenues	$1,554	$2,162	$180	$3,896

	Nine Months Ended September 30, 2025
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$2,437	$3,030	$208	$5,675
Europe and Africa	1,915	1,659	188	3,762
Asia-Pacific	453	1,874	182	2,509
Total revenues	$4,805	$6,563	$578	$11,946

	Nine Months Ended September 30, 2024
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$2,323	$2,969	$211	$5,503
Europe and Africa	1,757	1,699	166	3,622
Asia-Pacific	422	1,736	164	2,322
Total revenues	$4,502	$6,404	$541	$11,447

No individual customer represented 10% or more of consolidated revenues for the three and nine months ended September 30, 2025 or 2024.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2025, approximately $34.4 billion of revenues are expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenues on approximately 30% of these remaining performance obligations over the next twelve months, on approximately 85% over the next five years, with the balance recognized thereafter. Most of the Company's remaining performance obligations where revenues are expected to be recognized beyond the next twelve months are for service contracts for clinical research in the Company's Research & Development Solutions segment. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.
3. Trade Accounts Receivable, Unbilled Services and Unearned Income
Trade accounts receivables and unbilled services consist of the following:

(in millions)	September 30, 2025	December 31, 2024
Trade accounts receivable	$1,423	$1,390
Unbilled services	1,891	1,856
Trade accounts receivable and unbilled services	3,314	3,246
Allowance for doubtful accounts	(45)	(42)
Trade accounts receivable and unbilled services, net	$3,269	$3,204
Unbilled services and unearned income were as follows:

(in millions)	September 30, 2025	December 31, 2024	Change
Unbilled services	$1,891	$1,856	$35
Unearned income	(2,160)	(1,779)	(381)
Net balance	$(269)	$77	$(346)
Unbilled services, which is comprised of approximately 68% and 69% of unbilled receivables and 32% and 31% of contract assets as of September 30, 2025 and December 31, 2024, increased by $35 million as compared to December 31, 2024. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $381 million over the same period resulting in a decrease of $346 million in the net balance of unbilled services and unearned income between September 30, 2025 and December 31, 2024. The change in the net balance is driven by the difference in timing of revenue recognition in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, primarily related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.
The majority of the unearned income balance as of the beginning of the year is expected to be recognized in revenues during the year ended December 31, 2025.
Bad debt expense recognized on the Company’s trade accounts receivable was immaterial for the three and nine months ended September 30, 2025 and 2024.

Accounts Receivable Factoring Arrangements
The Company has accounts receivable factoring agreements to sell certain eligible unsecured trade accounts receivable, either based on automatic arrangements or at its option, without recourse, to unrelated third-party financial institutions for cash. During the nine months ended September 30, 2025, through its accounts receivable factoring arrangements that the Company utilizes most frequently, the Company factored approximately $550 million of customer invoices on a non-recourse basis and received approximately $546 million in cash proceeds from the sales. During the nine months ended September 30, 2024, through these same accounts receivable factoring arrangements, the Company factored approximately $531 million of customer invoices on a non-recourse basis and received approximately $520 million in cash proceeds from the sales. The fees associated with these transactions were immaterial. The Company has other accounts receivable arrangements for which the activity associated with them is immaterial.
4. Goodwill
The following is a summary of goodwill by reportable segment for the nine months ended September 30, 2025:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2024	$11,957	$2,608	$145	$14,710
Business combinations	174	402	20	596
Impact of foreign currency fluctuations and other	617	22	3	642
Balance as of September 30, 2025	$12,748	$3,032	$168	$15,948
5. Derivatives
The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

(in millions)	Balance Sheet Classification	September 30, 2025			December 31, 2024
		Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$—	$50	$2,474	$—	$5	$2,485
Cross-currency swaps	Other current liabilities and other assets	—	340	2,724	39	—	2,735
Foreign exchange forward contracts	Other current assets and other current liabilities	5	1	130	—	2	108
Total derivatives		$5	$391		$39	$7
The pre-tax effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Interest rate swaps	$(5)	$(70)	$(45)	$(32)
Foreign exchange forward contracts	(5)	4	6	4
Total	$(10)	$(66)	$(39)	$(28)

The Company expects approximately $6 million of pre-tax unrealized gains related to its foreign exchange contracts and interest rate derivatives included in accumulated other comprehensive (loss) income (“AOCI”) as of September 30, 2025 to be reclassified into earnings within the next twelve months. For the three and nine months ended September 30, 2025 and 2024, the total amount, net of income taxes, of the cash flow hedge effect on the accompanying condensed consolidated statements of income was $3 million and $8 million, and $4 million and $28 million, respectively.
During the nine months ended September 30, 2025, the Company terminated its existing cross-currency swap agreements and entered into new cross-currency swap agreements for the same purpose and with substantially similar terms as the previous swaps. The new $1,250 million swaps expire in February 2029 at the time of the senior secured notes to which they are related, and the Company will receive semiannual interest payments on February 1 and August 1 from the counterparties based on a fixed interest rate until maturity of these agreements. The new $1,485 million swaps expire in January 2031 at the time of the term loans to which they are related, and the Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of these agreements. The notional amount of the $1,485 million swaps will decrease over time in connection with the related term loans. The Company designated these new swap agreements as a hedge of its net investment in certain foreign subsidiaries.
As of September 30, 2025, the Company's cross-currency swaps were designated as a hedge of its net investment in certain foreign subsidiaries. For the three and nine months ended September 30, 2025, the Company recorded a $21 million gain and $(379) million loss, respectively, within AOCI as a result of these cross-currency swaps. For the three and nine months ended September 30, 2024, the Company recorded a $(101) million loss and $6 million gain, respectively, within AOCI as a result of these cross-currency swaps. For the three and nine months ended September 30, 2025 and 2024, the Company recognized approximately $11 million and $8 million, and $34 million and $26 million, respectively, related to the excluded component as a reduction of interest expense.
As of September 30, 2025, the portion of the Company's foreign currency denominated debt balance (net of original issue discount) designated as a hedge of its net investment in certain foreign subsidiaries totaled €2,922 million ($3,430 million). The amount of foreign exchange losses related to the net investment hedge included in the cumulative translation adjustment component of AOCI for the three and nine months ended September 30, 2025 and 2024 was $(3) million and $(114) million, and $(393) million and $(26) million, respectively.
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
The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values as of September 30, 2025 and December 31, 2024 due to their short-term nature. As of September 30, 2025 and December 31, 2024, the fair value of total debt was $15,125 million and $13,966 million, respectively, as determined under Level 2 measurements for these financial instruments.

Recurring Fair Value Measurements
The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of September 30, 2025:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$190	$—	$—	$190
Derivatives	—	5	—	5
Total	$190	$5	$—	$195
Liabilities:
Derivatives	$—	$391	$—	$391
Contingent consideration	—	—	117	117
Total	$—	$391	$117	$508
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
Contingent consideration — The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenues performance targets and operating forecasts) and the probability of achieving the specific targets. Based on the assessments of the probability of achieving specific targets, as of September 30, 2025 the Company has accrued approximately 69% of the maximum contingent consideration payments that could potentially become payable.

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the nine months ended September 30, 2025:

(in millions)	Contingent Consideration
Balance as of December 31, 2024	$102
Business combinations	51
Contingent consideration paid	(20)
Revaluations included in earnings and foreign currency translation adjustments	(16)
Balance as of September 30, 2025	$117
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
Non-recurring Fair Value Measurements
As of September 30, 2025, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled $21,028 million and were identified as Level 3. These assets are comprised of debt investments and cost and equity method investments of $373 million, goodwill of $15,948 million and other identifiable intangibles, net of $4,707 million.
7. Credit Arrangements
The following is a summary of the Company’s revolving credit facilities as of September 30, 2025:

Facility	Interest Rates
$2,000 million (revolving credit facility)	U.S. Dollar Term SOFR plus a margin of 1.25% plus a 10 basis credit spread adjustment as of September 30, 2025
$110 million (receivables financing facility)	U.S. Dollar Term SOFR plus a margin of 1.00% plus a 10 basis credit spread adjustment as of September 30, 2025

The following table summarizes the Company’s debt at the dates indicated:

(dollars in millions)	September 30, 2025	December 31, 2024
Revolving Credit Facility due 2026:
U.S. Dollar denominated borrowings—U.S. Dollar Term SOFR at average floating rates of —%	$—	$825
Senior Secured Credit Facilities:
Term A Loan due 2026—U.S. Dollar Term SOFR at floating rates of 5.51%	1,143	1,197
Term A Loan due 2026—Euribor at floating rates of 3.25%	293	272
Term A Loan due 2027—U.S. Dollar Term SOFR at floating rates of 5.55%	1,047	1,094
Term B Loan due 2025—Euribor at floating rates of —%	—	542
Term B Loan due 2031—U.S. Dollar Term SOFR at floating rates of —%	—	1,485
Term B Loan due 2031—U.S. Dollar Term SOFR at floating rates of 5.75%	1,970	—
5.700% Senior Secured Notes due 2028—U.S. Dollar denominated	750	750
6.250% Senior Secured Notes due 2029—U.S. Dollar denominated	1,250	1,250
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
6.500% Senior Notes due 2030—U.S. Dollar denominated	500	500
6.250% Senior Notes due 2032—U.S. Dollar denominated	2,000	—
2.875% Senior Notes due 2025—Euro denominated	—	436
2.25% Senior Notes due 2028—Euro denominated	845	748
2.875% Senior Notes due 2028—Euro denominated	834	739
1.750% Senior Notes due 2026—Euro denominated	646	572
2.250% Senior Notes due 2029—Euro denominated	1,056	935
Receivables financing facility due 2027—U.S. Dollar Term SOFR at floating rates of 5.30%:
Revolving Loan Commitment	110	110
Term Loan	440	440
Principal amount of debt	15,034	14,045
Less: unamortized discount and debt issuance costs	(77)	(62)
Less: current portion	(2,164)	(1,145)
Long-term debt	$12,793	$12,838
Contractual maturities of long-term debt as of September 30, 2025 are as follows:

(in millions)
Remainder of 2025	$43
2026	3,191
2027	2,639
2028	2,449
2029	2,326
Thereafter	4,386
$15,034

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
As of September 30, 2025, the Company’s Fifth Amended and Restated Credit Agreement provided financing through several senior secured credit facilities of up to $6,448 million, which consisted of $4,453 million principal amounts of debt outstanding (as detailed in the table above), and $1,995 million of available borrowing capacity on the $2,000 million revolving credit facility and standby letters of credit. The revolving credit facility is comprised of a $1,175 million senior secured revolving facility available in U.S. dollars, a $600 million senior secured revolving facility available in U.S. dollars, Euros, Swiss Francs and other foreign currencies, and a $225 million senior secured revolving facility available in U.S. dollars and Yen.
Senior Notes
During the three months ended September 30, 2025, the Company's Euro denominated 2.875% Senior Notes due 2025 matured and were repaid.
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
Restrictive Covenants
The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. As of September 30, 2025, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.

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
On January 10, 2017, Quintiles IMS Health Incorporated and IMS Software Services Ltd. (collectively “IQVIA Parties”), filed a lawsuit in the U.S. District Court for the District of New Jersey against Veeva Systems, Inc. (“Veeva”) alleging Veeva unlawfully used IQVIA Parties intellectual property to improve Veeva data offerings, to promote and market Veeva data offerings and to improve Veeva technology offerings. IQVIA Parties sought injunctive relief, appointment of a monitor, the award of compensatory and punitive damages and reimbursement of all litigation expenses, including reasonable attorneys’ fees and costs. On March 13, 2017, Veeva filed counterclaims alleging anticompetitive business practices in violation of the Sherman Act and state laws. Veeva claimed damages in excess of $200 million, and sought punitive damages and litigation costs, including attorneys’ fees. The Company believed the counterclaims were without merit, rejected all counterclaims raised by Veeva and vigorously defended IQVIA Parties’ position and pursued its claims against Veeva. Since the initial filings, the parties filed additional litigations against each other, primarily concerning the use of IQVIA data with various other Veeva products.
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
In August 2025, the parties reached complete resolution of all pending legal disputes. Neither party made a payment to the other party in connection with the resolution of these legal disputes.
9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of September 30, 2025 or December 31, 2024.

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
During the nine months ended September 30, 2025, the Company repurchased 6.4 million shares of its common stock for $1,032 million under the Repurchase Program. As of September 30, 2025, the Company had remaining authorization to repurchase up to $1,981 million of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
10. Business Combinations
The Company completed individually and in the aggregate immaterial acquisitions during the nine months ended September 30, 2025. The Company’s assessment of fair value, including the valuation of certain identified intangibles and noncontrolling interests ("NCI"), and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments, largely related to acquired intangible assets and related deferred taxes, may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The Company recorded goodwill from these acquisitions, primarily attributable to assembled workforce, expected synergies and new customer relationships. The fair value of the NCI as of the acquisition date was based on fair value assessments, primarily using an income approach and applying the NCI’s ownership percentage. The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented as pro forma results of operations would not be materially different to the actual results of operations of the Company.
The following table provides certain preliminary financial information for these acquisitions:

(in millions)	September 30, 2025
Assets acquired:
Cash and cash equivalents	$76
Accounts receivable	98
Other assets	33
Goodwill	596
Other identifiable intangibles	378
Liabilities assumed:
Other liabilities	(74)
Deferred income taxes, long-term	(34)
Net assets acquired (1)	$1,073
Fair value of noncontrolling interests(2)	127
Fair value of controlling interests acquired	$946
(1) Net assets acquired includes contingent consideration and deferred purchase price of $56 million, and $143 million related to NCI and the net assets of the step acquisition disclosed in (2) below.
(2) Includes $8 million related to a step acquisition through which the Company gained a controlling interest in, and therefore consolidated, an entity in which it previously held an investment in an unconsolidated affiliate.
The portion of goodwill deductible for income tax purposes was preliminarily assessed as $335 million.

The following table provides a summary of the preliminary estimated fair value of certain intangible assets acquired:

(in millions)	Amortization Period				September 30, 2025
Other identifiable intangibles:
Customer relationships	9	-	17	years	$334
Backlog	1	-	2	years	29
Databases			2	years	6
Software and related assets	2	-	3	years	4
Trade names	3	-	5	years	3
Non-compete agreements	2	-	5	years	2
Total Other identifiable intangibles					$378
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
The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs
Balance as of December 31, 2024	$21
Expense, net of reversals	81
Payments	(71)
Foreign currency translation and other	2
Balance as of September 30, 2025	$33
The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals as of September 30, 2025 will be paid in 2025 and 2026.
12. Income Taxes
The Company's effective income tax rate was 18.6% and 18.6% in the third quarter of 2025 and 2024, respectively. The Company's effective income tax rate was 18.3% and 16.8% in the first nine months of 2025 and 2024, respectively. The effective income tax rate in the third quarter and in the first nine months of 2025 and 2024 was favorably impacted due to changes in the geographical mix of earnings amongst the United States and foreign tax jurisdictions. The effective income tax rate in the third quarter and in the first nine months of 2024 was also favorably impacted by $2 million and $14 million, respectively, as a result of excess tax benefits recognized upon settlement of share-based compensation awards. The effective income tax rate in the third quarter and in the first nine months of 2025 was unfavorably impacted by $0 million and $3 million, respectively, of tax expense recognized upon settlement of share-based compensation awards.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act ("OBBBA"), which includes several changes to U.S. federal income tax law, including the temporary and permanent extension, of expiring provisions of the Tax Cuts and Jobs Act of 2017. The impacts of the OBBBA are not expected to be material to the 2025 consolidated financial statements, however the Company will continue to evaluate impacts to future periods.

On December 12, 2022, the European Union member states agreed to implement the Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least €750 million, which went into effect in 2024. The Company has continued to evaluate the effect of this through the third quarter of 2025 and determined that it did not have any material impacts for the current year. The Company will continue to assess the impact of this proposal as countries are actively considering changes to their tax laws to adopt certain parts of the OECD's proposal.
13. Accumulated Other Comprehensive (Loss) Income
Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance as of December 31, 2024	$(1,092)	$(5)	$15	$44	$(1,038)
Other comprehensive income (loss) before reclassifications	—	(34)	(4)	152	114
Reclassification adjustments	—	(5)	—	1	(4)
Balance as of September 30, 2025	$(1,092)	$(44)	$11	$197	$(928)
Below is a summary of the adjustments for amounts reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

(in millions)	Affected Financial Statement Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Derivative instruments:
Interest rate swaps	Interest expense	$2	$8	$4	$38
Foreign exchange forward contracts	Revenues	1	3	1	—
Total before income taxes		3	11	5	38
Income taxes		—	3	1	10
Total net of income taxes		$3	$8	$4	$28
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
Certain costs are not allocated to the Company's segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation, expenses related to integration activities and acquisitions, as well as certain general corporate and unallocated expenses. The Company also does not allocate restructuring costs, depreciation and amortization or impairment charges, if any, to its segments. Asset information by segment is not presented, as this measure is not used by the chief executive officer, who is the chief operating decision maker ("CODM"), to assess the Company’s performance.
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

The Company’s reportable segment information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenues
Technology & Analytics Solutions	$1,631	$1,554	$4,805	$4,502
Research & Development Solutions	2,260	2,162	6,563	6,404
Contract Sales & Medical Solutions	209	180	578	541
Total revenues	4,100	3,896	11,946	11,447
Cost of revenues, exclusive of depreciation and amortization
Technology & Analytics Solutions	1,014	922	2,972	2,720
Research & Development Solutions	1,532	1,442	4,481	4,268
Contract Sales & Medical Solutions	181	154	499	462
Total cost of revenues, exclusive of depreciation and amortization	2,727	2,518	7,952	7,450
Selling, general and administrative expenses
Technology & Analytics Solutions	247	227	714	681
Research & Development Solutions	232	222	675	666
Contract Sales & Medical Solutions	15	14	43	45
Total selling, general and administrative expenses reportable segments	494	463	1,432	1,392
Segment profit
Technology & Analytics Solutions	370	405	1,119	1,101
Research & Development Solutions	496	498	1,407	1,470
Contract Sales & Medical Solutions	13	12	36	34
Total segment profit	879	915	2,562	2,605
General corporate and unallocated expenses	(20)	(59)	(99)	(147)
Depreciation and amortization	(286)	(278)	(827)	(811)
Restructuring costs	(20)	(28)	(81)	(71)
Total income from operations	553	550	1,555	1,576
Interest income	(13)	(13)	(34)	(36)
Interest expense	189	170	536	499
Loss on extinguishment of debt	—	—	4	—
Other (income) expense, net	(31)	44	(5)	(12)
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	$408	$349	$1,054	$1,125

15. Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Numerator:
Net income attributable to IQVIA Holdings Inc.	$331	$285	$846	$936
Denominator:
Basic weighted average common shares outstanding	170.2	182.1	172.6	182.1
Effect of dilutive stock options and share awards	1.5	2.1	1.5	2.2
Diluted weighted average common shares outstanding	171.7	184.2	174.1	184.3
Earnings per share attributable to common stockholders:
Basic	$1.94	$1.57	$4.90	$5.14
Diluted	$1.93	$1.55	$4.86	$5.08
Stock-based awards will have a dilutive effect under the treasury method when the respective period's average market value of the Company's common stock exceeds the exercise proceeds. Performance awards are included in diluted earnings per share based on if the performance targets have been met at the end of the reporting period.
For the three and nine months ended September 30, 2025 and 2024, the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions that have not been met at the end of the reporting period or the effect of including such stock-based awards in the computation would be anti-dilutive was 1.8 million and 1.0 million, and 2.5 million and 1.0 million, respectively.

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

Overview
IQVIA is a leading global provider of clinical research services, commercial insights and healthcare intelligence to the life sciences and healthcare industries. IQVIA’s portfolio of solutions are powered by IQVIA Connected Intelligence™ to deliver actionable insights and services built on high-quality health data, Healthcare-grade AI®, advanced analytics, the latest technologies and extensive domain expertise. We are committed to using artificial intelligence ("AI") responsibly, with AI-powered capabilities built on best-in-class approaches to privacy, regulatory compliance and patient safety, and delivering AI to the high standards of trust, scalability and precision demanded by the industry. With approximately 91,000 employees in over 100 countries, including experts in healthcare, life sciences, data science, technology and operational excellence, we are dedicated to accelerating the development and commercialization of innovative medical treatments to help improve patient outcomes and population health worldwide.
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

Foreign Currency Translation
In the first nine months of 2025, approximately 30% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenues and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period to period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results. As such, the differences noted below between reported results of operations and constant currency information are wholly attributable to the effects of foreign currency rate fluctuations.
Consolidated Results of Operations
For information regarding our results of operations for Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions, refer to “Segment Results of Operations” later in this section.
Revenues

	Three Months Ended September 30,		Change
(in millions)	2025	2024	$	%
Revenues	$4,100	$3,896	$204	5.2%
For the third quarter of 2025, our revenues increased $204 million, or 5.2%, as compared to the same period in 2024. This increase was comprised of constant currency revenue growth of approximately $150 million, or 3.9%, reflecting a $52 million increase in Technology & Analytics Solutions, a $73 million increase in Research & Development Solutions, and a $25 million increase in Contract Sales & Medical Solutions.

	Nine Months Ended September 30,		Change
(in millions)	2025	2024	$	%
Revenues	$11,946	$11,447	$499	4.4%

For the first nine months of 2025, our revenues increased $499 million, or 4.4%, as compared to the same period in 2024. This increase was comprised of constant currency revenue growth of approximately $418 million, or 3.7%, reflecting a $263 million increase in Technology & Analytics Solutions, a $123 million increase in Research & Development Solutions, and a $32 million increase in Contract Sales & Medical Solutions.

Cost of Revenues, exclusive of Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Cost of revenues, exclusive of depreciation and amortization	$2,727	$2,518	$7,952	$7,450
% of revenues	66.5%	64.6%	66.6%	65.1%
The $209 million increase in cost of revenues, exclusive of depreciation and amortization, for the three months ended September 30, 2025 as compared to the same period in 2024 included a constant currency increase of approximately $183 million, or 7.3%, reflecting a $77 million increase in Technology & Analytics Solutions, an $82 million increase in Research & Development Solutions, and a $24 million increase in Contract Sales & Medical Solutions.
The $502 million increase in cost of revenues, exclusive of depreciation and amortization, for the nine months ended September 30, 2025 as compared to the same period in 2024 included a constant currency increase of approximately $491 million, or 6.6%, reflecting a $236 million increase in Technology & Analytics Solutions, a $223 million increase in Research & Development Solutions, and a $32 million increase in Contract Sales & Medical Solutions.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Selling, general and administrative expenses	$514	$522	$1,531	$1,539
% of revenues	12.5%	13.4%	12.8%	13.4%
The $8 million decrease in selling, general and administrative expenses for the three months ended September 30, 2025 as compared to the same period in 2024 included a constant currency decrease of approximately $14 million, or 2.7%, reflecting a $14 million increase in Technology & Analytics Solutions, a $9 million increase in Research & Development Solutions, a $1 million increase in Contract Sales & Medical Solutions, and a $38 million decrease in general corporate and unallocated expenses.
The $8 million decrease in selling, general and administrative expenses for the nine months ended September 30, 2025 as compared to the same period in 2024 included a constant currency decrease of approximately $13 million, or 0.8%, reflecting a $27 million increase in Technology & Analytics Solutions, a $10 million increase in Research & Development Solutions, a $1 million decrease in Contract Sales & Medical Solutions, and a $49 million decrease in general corporate and unallocated expenses.
Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Depreciation and amortization	$286	$278	$827	$811
% of revenues	7.0%	7.1%	6.9%	7.1%
The $8 million and $16 million increases in depreciation and amortization for the three and nine months ended September 30, 2025 compared to the same periods in 2024 are mainly related to an increase in amortization of capitalized software costs.
Restructuring Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Restructuring costs	$20	$28	$81	$71
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
Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Interest income	$(13)	$(13)	$(34)	$(36)
Interest expense	$189	$170	$536	$499
Interest income includes interest received primarily from bank balances and investments. Interest income during the three months ended September 30, 2025 remained consistent as compared to the same period in 2024, and for the nine months ended September 30, 2025 decreased compared to the same period in 2024 primarily as a result of lower interest rates.
Interest expense during the three and nine months ended September 30, 2025 increased compared to the same periods in 2024 as a result of higher outstanding debt balances.

Other (Income) Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Other (income) expense, net	$(31)	$44	$(5)	$(12)
Other (income) expense, net for the three months ended September 30, 2025 increased compared to the same period in 2024 primarily due to foreign currency gain on transactions.
Other (income) expense, net for the nine months ended September 30, 2025 decreased compared to the same period in 2024 primarily due to less revaluations of contingent consideration arrangements and adjustments in investment balances, offset by less foreign currency loss on transactions.
Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Income tax expense	$76	$65	$193	$189
Our effective income tax rate was 18.6% and 18.6% in the third quarter of 2025 and 2024, respectively. Our effective income tax rate was 18.3% and 16.8% in the first nine months of 2025 and 2024, respectively. Our effective income tax rate in the third quarter and in the first nine months of 2025 and 2024 was favorably impacted due to changes in the geographical mix of earnings amongst the United States and foreign tax jurisdictions. Our effective income tax rate in the third quarter and in the first nine months of 2024 was also favorably impacted by $2 million and $14 million, respectively, as a result of excess tax benefits recognized upon settlement of share-based compensation awards. Our effective income tax rate in the third quarter and in the first nine months of 2025 was unfavorably impacted by $0 million and $3 million, respectively, of tax expense recognized upon settlement of share-based compensation awards.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act ("OBBBA"), which includes several changes to U.S. federal income tax law, including the temporary and permanent extension, of expiring provisions of the Tax Cuts and Jobs Act of 2017. The impacts of the OBBBA are not expected to be material to the 2025 consolidated financial statements, however we will continue to evaluate impacts to future periods.
On December 12, 2022, the European Union member states agreed to implement the Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least €750 million, which went into effect in 2024. We have continued to evaluate the effect of this through the third quarter of 2025 and determined that it did not have any material impacts for the current year. We will continue to assess the impact of this proposal as countries are actively considering changes to their tax laws to adopt certain parts of the OECD's proposal.
Equity in Earnings (Losses) of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Equity in earnings (losses) of unconsolidated affiliates	$—	$1	$(14)	$—
Equity in earnings (losses) of unconsolidated affiliates for the three and nine months ended September 30, 2025, decreased compared to the same periods in 2024, due to the results in the operations of our unconsolidated affiliates.

Segment Results of Operations
Revenues and profit by segment are as follows:

Three Months Ended September 30, 2025 and 2024
	Segment Revenues		Segment Profit
(in millions)	2025	2024	2025	2024
Technology & Analytics Solutions	$1,631	$1,554	$370	$405
Research & Development Solutions	2,260	2,162	496	498
Contract Sales & Medical Solutions	209	180	13	12
Total	4,100	3,896	879	915
General corporate and unallocated expenses			(20)	(59)
Depreciation and amortization			(286)	(278)
Restructuring costs			(20)	(28)
Consolidated	$4,100	$3,896	$553	$550

Nine Months Ended September 30, 2025 and 2024
	Segment Revenues		Segment Profit
(in millions)	2025	2024	2025	2024
Technology & Analytics Solutions	$4,805	$4,502	$1,119	$1,101
Research & Development Solutions	6,563	6,404	1,407	1,470
Contract Sales & Medical Solutions	578	541	36	34
Total	11,946	11,447	2,562	2,605
General corporate and unallocated expenses			(99)	(147)
Depreciation and amortization			(827)	(811)
Restructuring costs			(81)	(71)
Consolidated	$11,946	$11,447	$1,555	$1,576
Certain costs are not allocated to our segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation, expenses related to integration activities and acquisitions, as well as certain general corporate and unallocated expenses. We also do not allocate restructuring costs, depreciation and amortization, or impairment charges, if any, to our segments.

Technology & Analytics Solutions

	Three Months Ended September 30,		Change
(in millions)	2025	2024	$	%
Revenues	$1,631	$1,554	$77	5.0%
Cost of revenues, exclusive of depreciation and amortization	1,014	922	92	10.0
Selling, general and administrative expenses	247	227	20	8.8
Segment profit	$370	$405	$(35)	(8.6)%

	Nine Months Ended September 30,		Change
(in millions)	2025	2024	$	%
Revenues	$4,805	$4,502	$303	6.7%
Cost of revenues, exclusive of depreciation and amortization	2,972	2,720	252	9.3
Selling, general and administrative expenses	714	681	33	4.8
Segment profit	$1,119	$1,101	$18	1.6%
Revenues
Technology & Analytics Solutions’ revenues were $1,631 million for the third quarter of 2025, an increase of $77 million, or 5.0%, over the same period in 2024. This increase was comprised of constant currency revenue growth of approximately $52 million, or 3.3%, reflecting revenue growth primarily in the Americas region and to a lesser extent in the Asia-Pacific region.
Technology & Analytics Solutions’ revenues were $4,805 million for the first nine months of 2025, an increase of $303 million, or 6.7%, over the same period in 2024. This increase was comprised of constant currency revenue growth of approximately $263 million, or 5.8%, reflecting revenue growth primarily in the Americas region and to a lesser extent in the Europe and Africa region.
The constant currency revenue growth for the three and nine months ended September 30, 2025 was primarily driven by an increase in information and technology services and to a lesser extent by real world services.
Cost of Revenues, exclusive of Depreciation and Amortization
Technology & Analytics Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $92 million, or 10.0%, in the third quarter of 2025 over the same period in 2024. This increase included a constant currency increase of approximately $77 million, or 8.4%.
Technology & Analytics Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $252 million, or 9.3%, in the first nine months of 2025 over the same period in 2024. This increase included a constant currency increase of approximately $236 million, or 8.7%.
The constant currency increase for the three and nine months ended September 30, 2025 was primarily related to an increase in compensation and related expenses and to a lesser extent in reimbursed expenses to support revenue growth.
Selling, General and Administrative Expenses
Technology & Analytics Solutions’ selling, general and administrative expenses increased $20 million, or 8.8%, in the third quarter of 2025 as compared to the same period in 2024, which included a constant currency increase of approximately $14 million, or 6.2%.
Technology & Analytics Solutions’ selling, general and administrative expenses increased $33 million, or 4.8%, in the first nine months of 2025 as compared to the same period in 2024, which included a constant currency increase of approximately $27 million, or 4.0%.

The constant currency increase for the nine months ended September 30, 2025 was primarily related to an increase in IT-related expenses.
Research & Development Solutions

	Three Months Ended September 30,		Change
(in millions)	2025	2024	$	%
Revenues	$2,260	$2,162	$98	4.5%
Cost of revenues, exclusive of depreciation and amortization	1,532	1,442	90	6.2
Selling, general and administrative expenses	232	222	10	4.5
Segment profit	$496	$498	$(2)	(0.4)%

	Nine Months Ended September 30,		Change
(in millions)	2025	2024	$	%
Revenues	$6,563	$6,404	$159	2.5%
Cost of revenues, exclusive of depreciation and amortization	4,481	4,268	213	5.0
Selling, general and administrative expenses	675	666	9	1.4
Segment profit	$1,407	$1,470	$(63)	(4.3)%
Backlog
Research & Development Solutions’ contracted backlog increased from $31.1 billion as of December 31, 2024 to $32.4 billion as of September 30, 2025, and we expect approximately $8.1 billion of this backlog to convert to revenues in the next twelve months.
Revenues
Research & Development Solutions’ revenues were $2,260 million for the third quarter of 2025, an increase of $98 million, or 4.5%, over the same period in 2024. This increase was comprised of constant currency revenue growth of approximately $73 million, or 3.4%, reflecting revenue growth primarily in the Americas region and to a lesser extent in the Asia-Pacific region.
Research & Development Solutions’ revenues were $6,563 million for the first nine months of 2025, an increase of $159 million, or 2.5%, over the same period in 2024. This increase was comprised of constant currency revenue growth of approximately $123 million, or 1.9%, reflecting revenue growth primarily in the Asia-Pacific region and to a lesser extent in the Americas region.
The constant currency revenue growth for the three and nine months ended September 30, 2025 was primarily the result of volume-related increases in clinical services. The constant currency revenue growth was impacted by a decrease in COVID-19 related work.
Cost of Revenues, exclusive of Depreciation and Amortization
Research & Development Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $90 million, or 6.2%, in the third quarter of 2025 over the same period in 2024. This increase included a constant currency increase of approximately $82 million, or 5.7%.
Research & Development Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $213 million, or 5.0% in the first nine months of 2025 over the same period in 2024. This increase included a constant currency increase of approximately $223 million, or 5.2%.
The constant currency increase for the three and nine months ended September 30, 2025 was primarily related to an increase in compensation and related expenses and to a lesser extent in reimbursed expenses as a result of volume-related increases in clinical services.

Selling, General and Administrative Expenses
Research & Development Solutions’ selling, general and administrative expenses increased $10 million, or 4.5%, in the third quarter of 2025 as compared to the same period in 2024, which included a constant currency increase of approximately $9 million, or 4.1%.
Research & Development Solutions’ selling, general and administrative expenses increased $9 million, or 1.4% in the first nine months of 2025 as compared to the same period in 2024, which included a constant currency increase of approximately $10 million, or 1.5%.
The constant currency increase for the three and nine months ended September 30, 2025 was primarily related to an increase in compensation and related expenses.
Contract Sales & Medical Solutions

	Three Months Ended September 30,		Change
(in millions)	2025	2024	$	%
Revenues	$209	$180	$29	16.1%
Cost of revenues, exclusive of depreciation and amortization	181	154	27	17.5
Selling, general and administrative expenses	15	14	1	7.1
Segment profit	$13	$12	$1	8.3%

	Nine Months Ended September 30,		Change
(in millions)	2025	2024	$	%
Revenues	$578	$541	$37	6.8%
Cost of revenues, exclusive of depreciation and amortization	499	462	37	8.0
Selling, general and administrative expenses	43	45	(2)	(4.4)
Segment profit	$36	$34	$2	5.9%
Revenues
Contract Sales & Medical Solutions’ revenues were $209 million for the third quarter of 2025, an increase of $29 million, or 16.1%, over the same period in 2024. This increase was comprised of constant currency revenue growth of approximately $25 million, or 13.9%, reflecting revenue growth primarily in the Europe and Africa region and to a lesser extent in the Asia-Pacific region.
Contract Sales & Medical Solutions’ revenues were $578 million in the first nine months of 2025, an increase of $37 million, or 6.8%, over the same period in 2024. This increase was comprised of constant currency revenue growth of approximately $32 million, or 5.9%, reflecting revenue growth primarily in the Europe and Africa region and to a lesser extent in the Asia-Pacific region.
The constant currency revenue growth for the three and nine months ended September 30, 2025 was primarily due to volume-related increases in services performed.
Cost of Revenues, exclusive of Depreciation and Amortization
Contract Sales & Medical Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $27 million, or 17.5%, in the third quarter of 2025 as compared to the same period in 2024. This increase included a constant currency increase of approximately $24 million, or 15.6%.
Contract Sales & Medical Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $37 million, or 8.0%, in the first nine months of 2025 as compared to the same period in 2024. This increase included a constant currency increase of approximately $32 million, or 6.9%.

The constant currency increase for the three and nine months ended September 30, 2025 was primarily related to an increase in compensation and related expenses.
Selling, General and Administrative Expenses
Contract Sales & Medical Solutions’ selling, general and administrative expenses increased $1 million, or 7.1%, in the third quarter of 2025 as compared to the same period in 2024. This increase included a constant currency increase of $1 million or 7.1%.
Contract Sales & Medical Solutions’ selling, general and administrative expenses decreased $2 million, or 4.4%, in the first nine months of 2025 as compared to the same period in 2024. This decrease included a constant currency decrease of approximately $1 million, or 2.2%.
The constant currency increase for the three months ended September 30, 2025 and the decrease for the nine months ended September 30, 2025 was primarily related to changes in compensation and related expenses.
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
We had a cash balance of $1,814 million as of September 30, 2025 ($656 million of which was in the United States), an increase from $1,702 million as of December 31, 2024.
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

During the nine months ended September 30, 2025, we repurchased 6.4 million shares of our common stock for $1,032 million under the Repurchase Program. As of September 30, 2025, we had remaining authorization to repurchase up to $1,981 million of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
Debt
As of September 30, 2025, we had $15,034 million of total indebtedness, excluding $1,995 million of additional available borrowings under our revolving credit facility. Our long-term debt arrangements contain customary restrictive covenants and, as of September 30, 2025, we believe we were in compliance with our restrictive covenants in all material respects.
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
As of September 30, 2025, our Fifth Amended and Restated Credit Agreement provided financing through the senior secured credit facilities of up to $6,448 million, which consisted of $4,453 million principal amounts of debt outstanding, and $1,995 million of available borrowing capacity on the revolving credit facility and standby letters of credit. See Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding our credit arrangements.
Senior Notes
During the three months ended September 30, 2025, the Company's Euro denominated 2.875% Senior Notes due 2025 matured and were repaid.
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
Receivables Financing Facility
As of September 30, 2025, no additional amounts of revolving loans were available under the receivables financing facility.

Nine months ended September 30, 2025 and 2024
Cash Flow from Operating Activities

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by operating activities	$1,919	$1,831
Cash provided by operating activities increased $88 million during the first nine months of 2025 as compared to the same period in 2024. The increase was primarily driven by an increase in cash from unearned income ($294 million), offset by a decrease in cash from accounts receivable and unbilled services ($111 million), cash from other operating assets and liabilities ($57 million), which includes $42 million in cash received related to the termination of our previous cross-currency swaps during the first nine months of 2025, and cash-related net income ($38 million).
Cash Flow from Investing Activities

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash used in investing activities	$(1,201)	$(1,134)
Cash used in investing activities increased $67 million during the first nine months of 2025 as compared to the same period in 2024, primarily driven by more cash used for acquisitions of businesses ($149 million), cash used for investments in debt and equity securities ($18 million), and cash used in other ($1 million), offset by more proceeds from sale of property, equipment, and software ($50 million), less cash used for investments in unconsolidated affiliates, net ($40 million), less cash used for acquisitions of property, equipment and software ($9 million), and more cash from sales of marketable securities, net ($2 million).
Cash Flow from Financing Activities

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash used in financing activities	$(685)	$(503)
Cash used in financing activities increased $182 million during the first nine months of 2025 as compared to the same period in 2024, primarily due to more cash payments for debt and principal payments on finance leases ($2,546 million), repurchase of common stock ($832 million), revolving credit facilities, net of repayments ($725 million), contingent consideration and deferred purchase price accruals ($14 million), other ($11 million), and cash used for payments related to employee stock incentive plans ($5 million), offset by more proceeds from issuance of debt, net ($3,951 million).
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
Each Guarantor subsidiary is consolidated by IQVIA Holdings Inc. as of September 30, 2025 and December 31, 2024. Refer to Exhibit 22.1 to this Quarterly Report on Form 10-Q for the detailed list of entities included within the obligated group as of September 30, 2025.
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

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group as of:

(in millions)	September 30, 2025	December 31, 2024
Total current assets (excluding amounts due from subsidiaries that are non-Guarantors)	$599	$935
Total noncurrent assets	$10,894	$10,937
Amounts due from subsidiaries that are non-Guarantors	$4,663	$4,952

Total current liabilities	$5,120	$3,792
Total noncurrent liabilities	$12,223	$12,333
Amounts due to subsidiaries that are non-Guarantors	$7,190	$6,341
The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

	Nine months ended	Twelve months ended
(in millions)	September 30, 2025	December 31, 2024
Net revenues	$5,039	$6,661
Costs and expenses applicable to net revenues	$3,157	$4,145
Income from operations	$1,074	$1,259
Net income	$117	$554
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
From inception of the Repurchase Program through September 30, 2025, we have repurchased a total of $11,744 million of our securities under the Repurchase Program.
During the nine months ended September 30, 2025, we repurchased 6.4 million shares of our common stock for $1,032 million under the Repurchase Program. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of September 30, 2025, we had remaining authorization to repurchase up to $1,981 million of our common stock under the Repurchase Program.

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
The following table summarizes the monthly equity repurchase program activity for the three months ended September 30, 2025, and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2025 — July 31, 2025	—	$—	—	$1,981
August 1, 2025 — August 31, 2025	—	$—	—	$1,981
September 1, 2025 — September 30, 2025	—	$—	—	$1,981
	—		—
Item 5. Other Information
In the third quarter of 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of IQVIA Holdings Inc. adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of IQVIA Holdings Inc., within the meaning of Item 408 of Regulation S-K.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 2025.

IQVIA HOLDINGS INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)