Form 10-K
period 2025-12-31
IQVIA HOLDINGS INC.
filed 2026-02-17
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

    The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price as reported on the New York Stock Exchange on June 30, 2025, the last business day of the registrant’s most recently completed second quarter, was approximately $26.5 billion.
    As of February 6, 2026, there were approximately 169.7 million shares of the registrant’s common stock outstanding.
    Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, that business disruptions caused by natural disasters, pandemics, and the public health policy responses to the outbreak, international conflict or other disruptions outside of our control; most of our contracts may be terminated on short notice, and we may lose or experience delays with large client contracts or be unable to enter into new contracts; the market for our services may not grow as we expect; we may be unable to successfully develop and market new services or enter new markets; imposition of restrictions on our use of data by data suppliers or their refusal to license data to us; any failure by us to comply with contractual, regulatory or ethical requirements under our contracts, including current or future changes to data protection and privacy laws; breaches or misuse of our or our outsourcing partners’ security or communications systems; failure to meet our productivity or business transformation objectives; failure to successfully invest in growth opportunities; our ability to protect our intellectual property rights and our susceptibility to claims by others that we are infringing on their intellectual property rights; the expiration or inability to acquire third party licenses for technology or intellectual property; any failure by us to accurately and timely price and formulate cost estimates for contracts, or to document change orders; hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements; the rate at which our backlog converts to revenues; our ability to acquire, develop and implement technology necessary for our business; consolidation in the industries in which our clients operate; risks related to client or therapeutic concentration; government regulators or our customers may limit the number or scope of indications for medicines and treatments or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; the risks associated with operating on a global basis, including currency or exchange rate fluctuations and legal compliance, including anti-corruption laws; risks related to the enactment of legislation or the imposition of regulations or other restrictions or actions by governments that create business uncertainty and have the potential to limit trade; changes in accounting standards; general economic conditions in the markets in which we operate, including financial market conditions, inflation and risks related to sales to government entities; the impact of changes in tax laws and regulations; and our ability to successfully integrate, and achieve expected benefits from, our acquired businesses. In addition, we may not achieve the expected benefits of our reorganized business segment structure.

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

PART I

Item 1. Business

Our Company

IQVIA is a leading global provider of clinical research services, commercial insights and healthcare intelligence to the life sciences and healthcare industries. IQVIA’s portfolio of solutions are powered by IQVIA Connected Intelligence™ to deliver actionable insights and services built on high-quality health data, Healthcare-grade AI®, advanced analytics, the latest technologies and extensive domain expertise. We are committed to using artificial intelligence ("AI") responsibly, with AI-powered capabilities built on best-in-class approaches to privacy, regulatory compliance and patient safety, and delivering AI to the high standards of trust, scalability and precision demanded by the industry. With approximately 93,000 employees in over 100 countries, including experts in healthcare, life sciences, data science, technology and operational excellence, we are dedicated to accelerating the development and commercialization of innovative medical treatments to help improve patient outcomes and population health worldwide.

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

We have one of the largest and most comprehensive collections of healthcare information in the world spanning sales, prescription, promotional and social media data, as well as medical claims, electronic medical records, and genomics data, including more than 1.2 billion comprehensive, longitudinal, unique non-identified patient records. Our scaled and growing information set contains approximately 68 petabytes of unique proprietary data sourced from approximately 150,000 data suppliers and covering over one million data feeds globally. Based on this data, we deliver information and insights on approximately 90% of the world’s pharmaceuticals, as measured by 2024 sales. We standardize, curate, structure and integrate this information by applying our sophisticated analytics and leveraging our global technology infrastructure. Longitudinal analysis across disparate datasets is enabled via internally developed fully compliant tokenization engines. This helps our clients run their organizations more efficiently and make better decisions to improve their clinical, commercial and financial performance. We have developed a comprehensive portfolio of intelligent, actionable information offerings over a period of many years through innovation, expertise and hard work that differentiates our capabilities to support customers throughout the world.

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

•Analytics-driven clinical development, which improves clinical trial design, site identification and patient recruitment by empowering therapeutic, scientific, and domain experts with expansive levels of information, including product level tracking in 97 markets, and information about treatments and outcomes on more than 1.2 billion unique non-identified patient records globally;

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

•Integration of information, analytics, technology, and domain expertise through IQVIA Connected Intelligence, which enables us to provide our clients with more effective options to address their needs from research and development through commercialization as well as truly innovative breakthroughs such as decentralized trials and global real-world evidence networks; and

•A staff of approximately 93,000 employees across the globe, including over 31,000 Technology & Analytics Solutions employees, approximately 51,000 Research & Development Solutions employees and approximately 7,000 Contract Sales & Medical Solutions employees.

Our Market Opportunity

We compete in a market of approximately $335 billion consisting of outsourced research and development, real-world evidence and connected health and technology enabled clinical and commercial operations markets for life sciences companies and the broader healthcare industry. The following sets forth our estimates for the size of our principal markets:

•Outsourced research and development: Biopharmaceutical spending on drug development totaled approximately $199 billion in 2025. Of that amount, we estimate that our addressable opportunity (clinical development spending excluding preclinical spending) was approximately $159 billion. The portion of this addressable opportunity that was outsourced in 2025, based on our estimates, was approximately $75 billion.

•Real-World Evidence and connected health: Total addressable market of approximately $90 billion in 2025 that consists of tightly coupled life sciences and healthcare markets. First, the life sciences market for Real-World Evidence of approximately $35 billion includes post-launch evidence generation, market access, and medical affairs. Second, the addressable opportunity for connected healthcare is approximately $55 billion, and includes areas such as revenue cycle management, payer & provider analytics and clinical decision support services.

•Technology enabled commercial operations: Total addressable market of approximately $84 billion in 2025 that includes information, data warehousing, IT outsourcing, software applications and other services in the broader market for IT services. This addressable opportunity also includes commercial services such as recruiting, training, deploying and managing global sales forces, channel management, patient engagement services, market access consulting, brand communication, advisory services, and health information analytics and technology consulting.

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

Growth and innovation in the life sciences industry. The life sciences industry is a large and critical part of the global healthcare system and, according to the latest information available from the IQVIA Market Prognosis service, is estimated to have generated approximately $1.94 trillion in revenues in 2025. According to the IQVIA Institute, it is estimated that spending on pharmaceuticals in emerging markets will expand at a 5% to 8% compound annual growth rate (“CAGR”) through 2030. The growth of emerging markets demonstrates their strategic importance to global life sciences organizations along with the emergence of local and regional companies with similar operational and informational needs. We expect all of these organizations to apply a high degree of sophistication to their commercial operations in these countries, especially as some begin to emerge as sources of original innovative products. For global companies, this requires highly localized knowledge and information assets, the development of market access strategies and performance benchmarking. In addition, local players are learning that they need to compete on the basis of improved information and analytics.

Growth in Research and Development. Spending trends in research and development are impacted as a result of several factors, including major biopharmaceutical companies’ efforts to replenish revenues lost from the so-called “patent cliff,” increased access to capital by the small and midcap biotechnology industry, and recent increases in pharmaceutical approvals by regulatory authorities. The IQVIA Institute also estimates that approximately 375 new molecular entities (“NMEs”) are expected to be approved between 2026 and 2030, or 75 per year compared to 68 per year on average during the past decade. We believe that further research and development spending, combined with the continued need for cost efficiency across the healthcare landscape, will continue to create opportunities for biopharmaceutical services companies, particularly those with a global reach and broad service offerings, to help biopharmaceutical companies with their pre- and post-launch solutions development and commercialization needs. The impact of recent legislative changes on product launch and industry innovation continues to be evaluated. IQVIA is involved with many stakeholders throughout the industry as we help navigate changes over the coming decade.

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

Our Growth Strategy

We believe we are well positioned for continued growth across the markets we serve. Our strategy for achieving growth includes:

Continue to innovate through our IQVIA Connected Intelligence by leveraging our information, advanced analytics, transformative technology and significant domain expertise. As a leader in the development and commercialization of new pharmaceutical therapies, we can empower our therapeutic, scientific and domain experts with expansive levels of information including product level tracking in 97 markets and information about treatments and outcomes on more than 1.2 billion unique non-identified patient records. By connecting this intelligence, we have the ability to optimize the clinical trial process and enable our clients to reduce costs and get their products to market more quickly through more informed site selection, faster patient recruitment practices and decentralized trials. We transform Real World Evidence by linking prospective and retrospective approaches and introduce innovation such as secondary control arms, which can eliminate the need for a placebo group. We bring best in class Software-as-a-Service ("SaaS") platforms, purpose built for life sciences, to our clients to help them run their clinical and commercial operations more efficiently.

Build upon our extensive client relationships and leverage our global presence. We have a diversified base of over 10,000 clients in over 100 countries and have expanded our client value proposition to address a broader market for research and development and commercial operations which we estimate to be approximately $335 billion in 2025. Through the combined offerings of research and development and commercial services we built a platform that allows us to be a more complete partner to our clients.

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

Real World Solutions. We enable life sciences and provider customers to generate and disseminate evidence in a cost-efficient manner which informs health care decision making and ultimately improves patients’ outcomes. Our use of a wide range of privacy and security safeguards protect non-identified patient-level medical claims, prescriptions, electronic medical records, genomics, patient reported outcome and social media data. Our scaled information networks include more than 1.2 billion unique non-identified patient records globally, as well as access to profiles of over 4,600 real world data assets in more than 100 countries uniquely facilitating data discoverability for healthcare research via the IQVIA Health Data Catalog. We technology-enable these data flows by harmonizing them to common data models and loading them onto our proprietary evidence platforms for secure access by our customers. We provide access to deep clinical data in Oncology, Rare Disease, and other specialty areas. Our Natural Language Processing capabilities help us create structured data from unstructured clinical notes and the published literature, and provide accredited independent medical educational content. We help our global customers across payers, providers, governments, and biopharmaceutical companies to answer critical questions about healthcare interventions related to safety, effectiveness, and value. We also bring together stakeholders across healthcare to collaborate in efforts to develop new information sources, more effective reimbursement models, and better patient outcomes.

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

Information offerings. Our national offerings comprise unique services in over 100 countries that provide consistent country level performance metrics related to sales of pharmaceutical products, prescribing trends, medical treatment and promotional activity across multiple channels including retail, hospital and mail order. Our sub-national offerings comprise unique services in over 70 countries that provide a consistent measurement of sales or prescribing activity at the regional, zip code and individual prescriber level (depending on regulation in the relevant country). Our widely used reference database tracks over 22 million healthcare professionals in over 100 countries, providing a comprehensive view of health care practitioners that is critical for the commercial success of our clients’ marketing and sales initiatives.

Our Research & Development Solutions offerings include:

Project Management and Clinical Monitoring. Drawing upon our years of experience, our site databases, our site relationships and our highly trained staff, our solutions and services enables the efficient conduct and coordination of multi-site clinical trials (Phase I-IV). Our service offerings include protocol design, feasibility and operational planning, site start up, patient recruitment and clinical site monitoring. By infusing technology into field-based monitoring, we are able to reduce data collection steps and time.

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

Patient and Site Centric Solutions. A comprehensive suite of technology and site support services which create custom strategies to engage and retain patients. Included is our site management organization Avacare Clinical Research Network, which orchestrates the activities of over 180 investigators and extends solutions to patients across more than 20 therapeutic indications in nearly 50 locations. Additionally, our decentralized approaches and technologies support sites and sponsors through direct-to-patient recruitment, remote nursing, data entry, and study coordinator resources. Our solutions reduce study burden and foster a supportive, patient-centric journey.

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

Effective January 1, 2026, our reportable segments consist of Commercial Solutions and Research & Development Solutions. See Note 20 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Our Clients

Sales to companies in life sciences, including pharmaceutical companies, biotechnology companies, device and diagnostic companies, and consumer health companies, account for the majority of our revenues. Nearly all of the top 100 global pharmaceutical and biotechnology companies, measured by revenues, are clients, and many of these companies subscribe to reports and services in many countries. Other clients include payers, government and regulatory agencies, providers, pharmaceutical distributors, and pharmacies. Our client base is broad in scope and enables us to avoid dependence on any single client. No single client accounted for 10% or more of our total Company revenues in 2025, 2024 or 2023. For the year ended December 31, 2025 the largest client based on its percentage of total Company revenues contributed approximately 5%.

Our Competition

Our Technology & Analytics Solutions business competes with a broad and diverse set of businesses. While we believe no competitor provides the combination of geographical reach and breadth of our services, we generally compete in the countries in which we operate with other information, analytics, technology, services and consulting companies, as well as with the in-house capabilities of our clients. Also, we compete with certain government agencies, private payers and other healthcare stakeholders that provide their data directly to others. In addition to country-by-country competition, we have a number of regional and global competitors in the marketplace as well. Our offerings compete with various firms, including Accenture, Aetion (a Datavant company), Panalgo (a Norstella company), Cognizant Technology Solutions, Deloitte, Pharmaceutical Product Development, Inc. (part of Thermo Fisher Scientific Inc.), Relx, IBM, Infosys, Oracle Health, McKinsey, NielsenIQ, Optum Insight (part of UnitedHealth Group), Parexel International Corporation, Press Ganey, RTI Health Solutions, ICON plc, Definitive Healthcare, Cegedim, Tempus, Merative, CompuGroup Medical, Medidata (Part of Dassault Systèmes), Clarivate, Veeva, and ZS Associates. We also compete with a broad range of new entrants and start-ups that are looking to bring new technologies and business models to healthcare information services and technology services.

The markets for Research & Development Solutions offerings are highly competitive, and we compete against traditional clinical research organizations (“CROs”), the in-house research and development departments of biopharmaceutical companies, universities, and teaching hospitals. Among the traditional CROs, there are thousands of small, limited-service providers, several medium-sized firms and only a few full-service companies with global capabilities. Some of our larger competitors include ICON plc, Parexel International Corporation, Pharmaceutical Product Development, Inc. (part of Thermo Fisher Scientific Inc.), and Syneos Health, among others.

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

Sustainability

We are committed to sustainable practices that further our corporate mission of accelerating innovation for a healthier world. Our sustainable business practices are organized under three pillars — People, Public and Planet. For further information on our sustainability program and achievements, see our 2025 Sustainability Report (the "2025 Sustainability Report"), which will be available on our website at https://www.iqvia.com/about-us/sustainability. Information in the 2025 Sustainability Report is not incorporated by reference in, and does not form part of, this Annual Report on Form 10-K. To facilitate the disclosure of comparable, consistent, and reliable sustainability information, the 2025 Sustainability Report will be aligned with the Sustainability Accounting Standards Board ("SASB") and the Global Reporting Initiative ("GRI") reporting frameworks by including therein and reporting against their respective reporting standards indexes.

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

We are an industry leader in anonymization and privacy-enhancing technologies. Our capabilities allow us to render data to be non-identified while still maintaining data utility, thus protecting privacy while still advancing innovation. Not only do we make use of anonymization techniques with respect to the data we hold, but we also share our expertise in this area with policymakers, regulators and others to help them understand anonymization methodologies and practical considerations to avoid re-identification risk.

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

Artificial Intelligence

Artificial Intelligence ("AI") presents opportunities for smarter healthcare. It can enable the industry to better understand patient needs, identify new approaches to treatment, and scale and democratize access to medicine. IQVIA has a rich history of developing Healthcare-grade AI®. We have steadily expanded our capabilities over the years in connection with machine learning, natural language processing and generative and agentic AI as technology evolves. For example, AI can be used to generate new insights and recommendations, helping to increase clinical trials efficiency at all stages from trial design to data submission.

We use AI to deliver tangible customer benefits and patient impact, while focusing on ethical application, responsible use and compliance with emerging regulation. The expanded use of AI in the life sciences industry is generating clear benefits, but also concerns about data security, privacy and trust. IQVIA is committed to implementing technology in a way that addresses these concerns. Our new Center for Defensible Data and AI and our AI Governance Council support employee compliance with our guiding principles of Defensible AI, Trustworthy AI, and Responsible and Ethical AI. This helps us to maintain high standards across the business, and supports our compliance with existing laws (e.g., clinical, employment, intellectual property, consumer protection, competition) and emerging AI regulation such as the European Union’s Artificial Intelligence Act (the "EU AI Act") and the Colorado AI Act.

Given the sensitive and complex nature of health-related information, developing and implementing AI for healthcare requires additional safeguards to address information governance requirements, including privacy and security, and clinical regulatory requirements, including good clinical practice, pharmacovigilance and the integrity and reliability of systems. IQVIA Healthcare-grade AI® supports our AI-powered offerings, engineered to meet the level of precision, speed, and trust needed by the industry. It combines IQVIA's expertise across life sciences, data science, information management, and technology with AI models trained on our extensive, high quality, and diverse health data. Our ability to connect these powerful capabilities enables us to responsibly advance AI in healthcare and accelerate the delivery of solutions to improve patients’ lives.

IQVIA employs a wide variety of policies, procedures, guidelines, training, communications, tools and other resources to support the responsible use of AI technologies and comply with legislation such as the EU AI Act, including:

•For higher risk AI activities, we have established procedures and methodologies to evaluate or test input, AI models, output and other aspects of AI use for error, bias, hallucinations and results that are not otherwise fit for the intended purpose.

•For lower risk activities, a variety of policies, standard operating procedures, guidance and training support our employees in the use of AI models — for example, the use of AI tools to improve employee communications, and to help our employees determine whether we have the necessary rights to use any non-IQVIA content with AI tools.
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
•IQVIA employs an information security framework based on National Institute of Standards and Technology ("NIST"), Health Information Trust Alliance ("HITRUST") and other common standards to define the minimum level of security controls and safeguards for each type of content (see Item 1C Cybersecurity in this Annual Report on Form 10-K).

Human Capital

Overview. Our approximately 93,000 employees drive our vision to power smarter healthcare for everyone, everywhere. They are comprised of specialists across multiple disciplines, including medical and life sciences, engineering, technology, data science and more. Investments in our people are aimed at attracting, developing, and retaining a talented workforce. These efforts not only engage our people but also result in strong productivity and superior outcomes for our clients.

We unite our global workforce through our Employee Value Proposition (EVP), which consists of four values that make up our identity – passion, collaboration, innovation, and growth. The nature of our business attracts IQVIANs who thrive by innovating and growing together while they do meaningful work that helps people lead healthier lives.

We offer curated upskilling pathways and project opportunities across our businesses, empowering employees to build the skills for tomorrow while following their passions. We encourage IQVIANs to pursue multiple careers here, including unconventional career paths that bring new ways of thinking. This commitment fosters their professional development and, in a competitive industry, contributes to our favorable attrition.

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

•Retention. We develop a working environment where employees feel engaged and supported, wanting to stay and grow with us. Our retention efforts focus on areas that are important to our employees, including career, health and well-being, community, and financial rewards.

Employee Engagement. Listening and responding to our employees across the world enables us to continually strengthen our culture. We heard from 74,000 employees on average across our two surveys in 2025, equivalent to an average 84% response rate and maintained employee engagement across the organization. 91% of employees who responded feel they are acquiring the knowledge and skills necessary to be effective in their roles, 8 points above the Fortune 500 Benchmark. 85% of employees who responded see a clear link between their work and IQVIA’s vision, 6 points above the Fortune 500 Benchmark.

Employee Health & Well-being. Our vision for a healthier world begins with our employees. “Healthy You” is our global program focusing on building a healthy work environment where employees thrive and can maximize their potential, improving health outcomes for all. The program focuses on five pillars: work, finances, connections, minds and bodies.

Healthy You comes to life through global initiatives and local champions who promote well-being year-round, offering activities from health and financial education sessions to social events and blood donation drives. In 2025, we strengthened this commitment by introducing programs that support employees at every stage of life, including resources for those managing chronic illness or cancer, and by expanding Hinge Health, our U.S. digital physical therapy program, with specialized guidance for women’s health.

Complementing these initiatives is a comprehensive portfolio of benefits for employees and their families, tailored to location and country regulations, which may include medical, dental, and vision coverage; telemedicine; critical illness coverage; disability, accidental death and dismemberment, pet and life insurance; identity theft protection; commuter benefits; and locally relevant savings and retirement plans such as pensions. In addition, we provide parental leave for all full-time employees for the birth or adoption of a child, with leave duration varying by location, as well as paid time off for other life matters, including sick time, bereavement, jury duty, military service, and voting, subject to country-specific policies.

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

Talent & Learning. At IQVIA, our people represent some of the smartest minds working at the intersection of healthcare, technology, and data science – complex domains that are constantly evolving. Our work demands continuous learning, and our people show a high level of commitment to upskilling. In fact, in 2025, they visited the IQVIA Talent and Learning Hub 867,000 times and completed 2.2 million e-learning programs. Taken as a whole, these efforts reflect a workforce evolving to meet the next era of work, where 91% of our employees agree that they are acquiring the knowledge and skills to be effective in their job.

Our One IQVIA, Multiple Careers approach provides an overarching framework to help employees direct their learning toward practical outcomes, supporting skill development in the context of career mobility and organizational agility. Whether employees are exploring new paths, building new skills, applying those skills in real-world projects, or moving into a new role at IQVIA when they’re ready to take the next step, we are empowering them to build skills for the future while pursuing their passions.

As demand for AI capabilities in healthcare evolves, building AI literacy has become essential for everyone at IQVIA. We are committed to providing employees with the resources needed to develop their careers and leverage the AI applications we are deploying across our business. These AI tools are intended not only to improve efficiency, but to elevate how we work, learn, and connect. By integrating these capabilities, we are building an AI-augmented workplace that empowers employees and accelerates progress.

To prepare employees for the skills of tomorrow, we launched the AI and Data Analytics Skills training series in 2025, available to all employees. The series offers differentiated learning tracks: one for those eager to build a foundational understanding of AI and technology, and another for employees ready to deepen their expertise in advanced concepts. Participants have access to virtual instructor-led courses, curated e-learning paths, and short videos, giving employees hands-on experience with real-world tools. Since launch, the generative AI learning resources have received over 230,000 views.

Alongside these opportunities to build excellence in technology, we also maintain a strong emphasis on leadership and interpersonal skills through multiple learning pillars in the IQVIA Learning Academy, helping employees strengthen the human skills that drive impact.

We maintain a focus on building the strong leadership pipeline we need to ensure our long-term success, offering differentiated programs tailored to different levels and goals. In 2025, over 2,000 employees from 71 countries participated in our enterprise leadership programs. Several examples include:

•Emerging Leader and Future Programs: Designed for early and middle stages of growth, these programs strengthen leadership capability through immersive experiences that broaden perspective, build strategic insight, and expand networks, preparing participants to lead effectively at different levels in different parts of the company.

•General Management Acceleration Program: A year-long program designed for Research & Development Solutions (R&DS) employees interested in leading scientific organizations. Participants build leadership skills through a combination of advanced training and project work across R&DS operations, preparing them to tackle complex, high-impact challenges across the business.

Health and Safety. We are committed to maintaining a workplace that supports and promotes our employees’ health. We adopt a safety-first mindset and continually look for ways to strengthen our procedures and practices, striving for excellence in safety and service delivery.

Our Code of Conduct outlines the procedures employees must follow to protect their own safety and that of their colleagues. Employees must complete mandatory health and safety training covering key risks and practical workplace safety guidance. Our health and safety programs are most relevant and tailored to our laboratories business due to the nature of activities and associated risks at these locations. IQVIA operates laboratories in the Americas, Asia, Europe, South Africa, and the United Kingdom. Certain IQVIA laboratories are certified to ISO 14001:2015 and ISO 45001:2018. Depending on the location and services provided, accreditation also will include ANVISA, CAP ISO 15189, CDC Lipids, CLIA, ISO 9001, MOH Certified Laboratory, and NSGP Level 1.

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

Our Commercial Solutions information services are derived from data we collect from third parties. These data suppliers are numerous and diverse, reflecting the broad scope of information that we collect and use in our business.

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

We rely upon the security of our computer and communications systems infrastructure to protect us from cyberattacks and unauthorized access. Cyberattacks can include malware, computer viruses, hacking or other significant disruption of our computer, communications and related systems. Third parties may attempt to improperly persuade customers, suppliers, vendors, partners, employees or others to disclose sensitive information such as user names, passwords or other information that can be used to gain unauthorized access to systems or data. Cyber threats are rapidly evolving and are becoming increasingly sophisticated, including through the use of AI-supported attacks. As cyber threats evolve and become more difficult to detect and successfully defend against, one or more cyber threats might defeat the measures that we or our vendors take to anticipate, detect, avoid or mitigate such threats. Certain techniques used to obtain unauthorized access, introduce malicious software, disable or degrade service, or sabotage systems may be designed to remain dormant until a triggering event and we may be unable to anticipate these techniques or implement adequate preventative measures since techniques change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources. Our preventive and remedial actions, including the activities described in Item 1C Cybersecurity in this Annual Report on Form 10-K, may not be successful. We have acquired various companies, products, services and technologies over the years. While we make significant efforts to identify and address IT security issues with respect to these acquisitions, we may still inherit security risks associated with these activities. The size and complexity of our IT and information security systems, and those of our vendors (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions including, but not limited to, by our employees, contingent workers, service providers, business partners, customers or malicious attackers. Such attacks, whether successful or unsuccessful, could result in our incurring costs related to, for example, rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages or fines, or taking other remedial steps with respect to third parties. Publicity about vulnerabilities and attempted or successful incursions could damage our reputation with clients and data suppliers and reduce demand for our services.

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

We are pursuing business transformation initiatives to update technology, increase innovation and obtain operating efficiencies, including through the use of AI. As part of these initiatives, which include accelerating site start-up timelines and improving our customer buying experience, we seek to improve our productivity, flexibility, quality, functionality and cost savings by investing in the development and implementation of global platforms and integration of our business processes and functions to achieve economies of scale. These various initiatives may not yield their intended gains, or be completed in a timely manner, which may impact our competitiveness and our ability to meet our growth objectives and, as a result, materially and adversely affect our business, operating results and financial condition.

If we are unsuccessful at investing in growth opportunities, our business could be materially and adversely affected.

We continue to invest significantly in growth opportunities, including the development and acquisition of new data, technologies and services to meet our clients’ needs. For example, we are expanding our services and technology offerings, such as the development of a cloud-based platform with a growing number of applications to support commercial and clinical operations for life sciences companies (e.g., multi-channel marketing, marketing campaign management, customer relationship management, incentive compensation management, targeting and segmentation, performance management, site engagement payments, trial master file, risk based monitoring, in-home nursing and other services, clinical trial management and decentralized trials and other applications). We are also investing significantly in our AI strategy by launching AI-enabled solutions across our business units, developing AI agents for internal use and external offerings, and developing relationships with key strategic partners across the health-tech sector to foster collaboration and facilitate interoperability amongst AI-enabled solutions. We also continue to invest significantly in growth opportunities in emerging markets, such as the development, launch and enhancement of services in China, India, Turkey, and other countries. We consider our presence in these markets to be an important component of our growth strategy.

There is no assurance that our investment plans or growth strategy will be successful or will produce a sufficient or any return on our investments. Further, if we are unable to develop new technologies and services or keep up with the rapid pace of change in technological development and innovation, clients do not purchase our new technologies and services, our new technologies and services do not work as intended or there are delays in the availability or adoption of our new technologies and services, then we may not be able to grow our business or growth may occur slower than anticipated. Additionally, although we expect continued growth in healthcare spending in emerging markets, such spending may occur more slowly or not at all, and we may not benefit from our investments in these markets.

We plan to fund growth opportunities with cash from operations or from future financings. There can be no assurance that those sources will be available in sufficient amounts to fund future growth opportunities when needed.

Any of the foregoing could have a material and adverse effect on our operating results and financial condition.

Data protection, privacy and similar laws and regulations in the United States and around the world restrict access, use and disclosure of personal information, and failure to comply with or adapt to changes in these laws could materially and adversely harm our business.

The confidentiality, collection, use, retention, security, transfer and disclosure of personal information is subject to governmental regulation in the countries where the personal information was collected or processed.

For example, United States federal regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) create specific requirements for the protection of the privacy and security of certain individually-identifiable health information, specifically protected health information (PHI). These provisions apply to both “covered entities” (health care providers, health care plans, and clearinghouses) and their “business associates” (service providers who process PHI on behalf of the covered entity). When acting as a HIPAA covered entity or as a business associate of a covered entity, there can be liability for improper processing of PHI. Under HIPAA’s enforcement scheme, overseen by the US Department of Health and Human Services, covered entities and business associates may be subject to significant penalties and fines in connection with HIPAA violations, along with the potential for significant other expenditures related to these activities.

Privacy laws and regulations in all regions of the world are designed to ensure that information about an individual is properly protected from inappropriate access, use and disclosure. Such laws and regulations also include the European Union’s (“EU”) General Data Protection Regulation (GDPR), Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA), Brazil’s General Data Protection Law (LGPR), India’s Digital Personal Data Protection Act (DPDP Act), Japan’s Act on the Protection of Personal Information (APPI), China’s Personal Information Protection Law (PIPL) and many other data protection and privacy laws at the national, state/provincial and local level.

Under most laws and regulations around the world, any information that relates to an identifiable natural person is considered “personal information”. In general, health information related to an identifiable person is considered “sensitive personal information” and is highly regulated. Processing health information carries additional obligations under these laws and regulations, often including the need to obtain the explicit consent of the individual for collection, use or disclosure of the information.

In many countries, there are restrictions related to the cross-border transfer of personal information to other countries, including the need to put measures in place to allow the data transfer to occur. For example, registration with the EU-US Data Protection Framework (DPF) allows the transfer of data from the EU to US. For companies not registering with the DPF, another means of legalizing the transfer is the use of standard contractual clauses. In addition, in several countries around the world there are requirements to maintain personal information or sensitive personal information within that particular country under their data localization laws.

We have established frameworks, models, processes and technologies to manage privacy, data protection and security for many data types, from a variety of sources, and under a myriad of privacy and data protection laws. In addition, we rely on our data suppliers to deliver information to us in a form and in a manner that complies with applicable privacy laws and regulations. These laws and regulations are complex, and there is no assurance that the safeguards and controls employed by us or our data suppliers will be sufficient to prevent a breach of these laws or regulations, or that claims will not be filed against us or our data suppliers despite such safeguards and controls. Failure to comply with such laws, certain certification/registration and annual re-certification/registration provisions associated with these data protection and privacy regulations, and similar rules in various jurisdictions, or to resolve any serious privacy complaints, may result in, among other things, regulatory sanctions, criminal prosecution, civil liability, negative publicity, damage to our reputation, or data being blocked from use or liability under contractual provisions.

Laws and expectations relating to privacy continue to evolve, and we continue to adapt to changing needs. For example, the definition of “personally identifiable information” and “personal data” continues to evolve and broaden and many new laws and regulations are being enacted. In addition, certain established programs have been (or are at risk of being) declared invalid (such as the EU-U.S. Privacy Shield framework that operated for several years but was struck down by the European Court of Justice in July, 2020). While the replacement for the EU-U.S. Privacy Shield (the EU-U.S. Data Privacy Framework or “DPF”) has been approved for the transfer of personal data from the EU to certified companies in the U.S., the DPF is also subject to legal challenges and potential invalidation, thereby rendering data transfers from the EU to the US legally uncertain and keeping the area of data transfers in a state of flux. Changes to these programs may adversely impact our ability to provide services to our clients or develop new products or services. Federal, state and foreign governments are contemplating or have proposed or adopted new privacy laws and regulations or modifications to existing privacy laws and regulations, including by amendment, replacement or interpretation through judicial or administrative decisions. New or modified privacy laws or regulations might, among other things, require us to implement new security measures and processes or bring within the scope of the privacy law or regulation other data not currently regulated, each of which may require substantial expenditures or limit our ability to offer some of our services. Additionally, changes in privacy laws and regulations may limit our data access, use and disclosure, and may require increased expenditures by us or may dictate that we not offer certain types of services. Any of the foregoing may have a material adverse impact on our ability to provide services to our clients or maintain our profitability.

There is ongoing concern from privacy advocates, regulators and others regarding data protection and privacy issues, and the number of jurisdictions with privacy laws and regulations has been increasing. Also, there are ongoing public policy discussions and legal challenges regarding whether the standards for de-identified, anonymous or pseudonymized health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. These discussions may lead to further restrictions on the use of such information. There can be no assurance that these initiatives or future initiatives will not adversely affect our ability to access and use data or to develop or market current or future services.

Many privacy laws and regulations protect more than patient information, and although they vary by jurisdiction, these laws can extend to employee information, business contact information, provider information and other information relating to identifiable individuals. Failure to comply with these laws may result in, among other things, civil and criminal liability, negative publicity, damage to our reputation and liability under contractual provisions. In addition, compliance with such laws may require increased costs to us or may dictate that we not offer certain types of services.

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

We operate in businesses that require sophisticated computer systems and software for data collection, data processing, cloud-based platforms, analytics, cryptography, statistical projections and forecasting, mobile computing, social media analytics and other applications and technologies. We are building AI technologies into internal applications and solutions we use with others, including clients; we expect the use of AI to continue to grow. The development, deployment, and commercialization of certain AI‑enabled offerings and services involve significant uncertainty, including risks that models may not perform as intended, may produce incomplete, misleading, or biased outputs, or may not be adopted by customers at the pace or scale we expect. We seek to address some of our technology risks by increasing our reliance on the use of innovations by cross-industry technology leaders and adapt these for our biopharmaceutical and healthcare industry clients. Some of these technologies supporting the industries we serve are changing rapidly and we must continue to adapt to these changes in a timely and effective manner at an acceptable cost. We also must continue to deliver data to our clients in forms that are easy to use while simultaneously providing clear answers to complex questions. There can be no guarantee that we will be able to develop, acquire or integrate new technologies, that these new technologies will meet our needs or those of our clients’ needs or achieve expected investment goals, or that we will be able to do so as quickly or cost-effectively as our competitors.

Significant technological change could render certain of our services obsolete. If our investments in AI‑enabled services and offerings do not keep pace with rapid innovation by competitors or technology providers, or if alternative AI solutions evolve more quickly or are more cost‑effective than our offerings, certain of our existing services or platforms could become less competitive or economically viable. Moreover, the introduction of new services embodying new technologies could render certain of our existing services obsolete. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our services in response to changing client and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our services. New services, or enhancements to existing services, may not adequately meet our own requirements or those of current and prospective clients or achieve any degree of significant market acceptance. Regulations relating to the use of AI and the interpretation of those regulations by regulators, courts and others are in the early stages of development and evolving, which may make it difficult to identify or implement adequate compliance requirements or suitable governance practices to meet those requirements, including the activities described in Item 1. Artificial Intelligence in this Annual Report on Form 10-K. These types of failures could have a material adverse effect on our operating results, financial condition and reputation.

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

Although we did not have any client that represented 10% or more of our revenues in 2025, 2024 or 2023, we derive the majority of our revenues from a number of large clients. If any large client decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

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

•the United States or foreign countries have and could continue to enact legislation or impose regulations or other restrictions, including unfavorable labor regulations, tax policies, trade barriers, tariffs, or economic sanctions, which could have an adverse effect on our ability to conduct business in or expatriate profits from the countries in which we operate, including hiring, retaining and overseeing qualified management personnel for managing operations in multiple countries, differing employment practices and labor issues, and tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in a higher effective tax rate for us;

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

•clients in foreign jurisdictions may have longer payment cycles, and it may be more difficult to collect receivables in foreign jurisdictions; and

•natural disasters, public health emergencies and pandemics, or international conflict, such as the ongoing conflict between Russia and Ukraine, or terrorist acts, could interrupt our services, endanger our personnel, lower patient visits and increase patient drop-out rates, cause delays in recruitment of new patients, decrease the productivity of our clinical research associates, cause other project delays or loss of clinical trial materials or results.

These risks and uncertainties could negatively impact our ability to, among other things, perform large, global projects for our clients. Furthermore, our ability to deal with these issues could be affected by applicable United States laws and the need to protect our assets. Any such risks could have an adverse impact on our financial condition and results of operations.

Environmental events may have an impact on our business.

While we have determined that, at this time, environmental events do not present a material risk to our business given the nature of our activities, we continue to evaluate and mitigate our business risks associated with environmental events, and we recognize that there are inherent climate-related risks wherever business is conducted. Any of our office or IT systems locations may be vulnerable to the adverse effects of environmental events. Furthermore, environmental events may impact patients in our clinical trials and our employees, particularly where they work remotely. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure have the potential to disrupt our business, the business of our third-party suppliers, and the business of our customers, and may cause us to experience losses and additional costs to maintain or resume operations.

The expectations and requirements of regulators and other key stakeholders on sustainability-related matters, continue to evolve and diverge, and our ability to meet these expectations and requirements could increase our costs, and inaction could harm our reputation and adversely impact our financial results.

We are subject to rapidly changing and varied expectations and requirements on sustainability-related issues, from a wide range of stakeholders, such as governmental and self-regulatory organizations, including the Securities and Exchange Commission, U.S. federal and state governments, New York Stock Exchange, and the European Union, as well as our investors, customers and suppliers. In addition, many of our stakeholders have diverging demands, perspectives and preferences on a variety of sustainability topics. We may not be able to meet the diverging expectations and demands of all of our stakeholders, which could result in an adverse impact on our business, financial results, stock price or reputation, and subject us to legal, reputational and operational risks.

For example, U.S. federal, state and local governmental authorities, as well as governmental authorities in various jurisdictions, have proposed or implemented and are likely to continue to propose or implement, legislative and regulatory initiatives around corporate governance and environmental and social practices and disclosures. Compliance with such evolving expectations, rules and regulations, including any that may emerge in the future as well as customer expectations and requirements, could increase the cost and complexity of operating our business, and could adversely impact us. In addition, various jurisdictions have adopted or proposed laws, regulations and policies that diverge from, or potentially conflict with, those adopted or proposed in other jurisdictions, making compliance more difficult and uncertain. Failure to comply with any law, regulation or policy, including as a result of making good faith interpretations that may differ from those taken by authorities in relevant jurisdictions, could potentially result in legal, reputational and operational risks. In addition, compliance with new laws, regulations, and reporting requirements may increase our costs, result in disclosures of potentially competitively sensitive information, or may cause us to be targeted by activists, regulators, or others who want us to take a different approach to such matters or increase our disclosures or commitments.

Furthermore, any actual or perceived failure to achieve our current and future sustainability goals, including those which result from customer expectations or requirements, or to act responsibly with respect to such matters or to effectively respond to new or additional sustainability-related legal or regulatory requirements, could result in adverse publicity and adversely affect our business and reputation. There is no assurance that we will be able to successfully achieve any sustainability-related goal or execute on any sustainability-related strategy, or adequately meet stakeholder expectations with respect to such matters. In addition, certain environmental and sustainability disclosures and commitments we make may be reliant in part or in whole on third party information, which we cannot verify the quality of, and third party performance, which we cannot guarantee. We may fail to meet our environmental and sustainability commitments either entirely or on the schedule we commit to.

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

We both own a facility and subcontract into a network of facilities where Phase I clinical trials are conducted, which ordinarily involve testing an investigational drug on a limited number of healthy individuals, typically 20 to 80 persons, to determine such drug’s basic safety. Failure to operate such a facility in accordance with applicable regulations could result in that facility being shut down, which could disrupt our operations. Additionally, we face risks associated with adverse events resulting from the administration of such drugs to healthy volunteers and the professional malpractice of medical care providers. Any professional malpractice or negligence by such investigators, nurses or other subcontracted employees could potentially result in liability to us in the event of personal injury to or death of a healthy volunteer in clinical trials, and could also cause us reputational harm. This liability, particularly if it were to exceed the limits of any indemnification agreements and insurance coverage we may have, may adversely affect our financial condition, results of operations and reputation.

Our Commercial Solutions business could result in liability to us if a drug causes harm to a patient. While we are generally indemnified and insured against such risks, we may still suffer financial losses.

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

Our success substantially depends on the collective performance, contributions and expertise of our personnel including senior management and key personnel, qualified professional, scientific and technical operating staff and qualified sales representatives for our contract sales services. There is significant and increasing competition for qualified personnel, particularly those with higher educational degrees, such as a medical degree, a Ph.D. or an equivalent degree, cutting-edge skillsets, such as AI and machine learning, or relevant experience in the industry, including highly technical specialties such as clinical research associates, project managers and technology developers, and in the locations in which we operate. Increases in inflation, competition and shortages of qualified personnel in certain specialty areas may make it more difficult to hire and retain our key employees and could result in substantial increased costs, such as increased wage rates to attract and retain employees. Our efforts to attract, develop and retain highly skilled employees may be compounded by intensified restrictions on immigration particularly if fees are increased significantly on the transfer, renewal or extension of work visas. The departure of our key employees, or our inability to continue to identify, attract and retain qualified personnel or replace departed personnel in a timely fashion, may impact our ability to grow our business and compete effectively in our industry and may negatively affect our ability to meet financial and operational goals. We continue to hire personnel in countries where exceptional technical knowledge and other expertise are offered at lower costs, which increases the efficiency of our global workforce structure and reduces our personnel-related expenditures. Nonetheless, as globalization continues, competition for talent in those countries has increased, which may impact our ability to retain these employees and increase our compensation-related expenses.

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

From time to time, we have adopted restructuring plans to improve our operating efficiency through various means such as reduction of overcapacity, elimination of non-billable support roles or other realignment of resources. For example, starting in the first quarter of 2026, we have restructured our operations to reduce our reportable segments from three to two. Restructuring presents significant potential risks of events occurring that could adversely affect us, including:

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

In addition, the emergence of the use of Real World Evidence and the advancements in new approaches such as machine learning and artificial intelligence (AI), including generative, agentic and foundation models that are increasingly accessible through third‑party or open‑source platforms, that capitalize on the availability of large data sets may reduce the time and costs of the discovery and development process, may allow our clients to more readily perform for themselves clinical development tasks and services that we have typically provided, may cause even greater price competition and/or reduce the perceived differentiation of certain of our information, analytics and insight‑based offerings. If customers are able to obtain comparable insights through alternative AI‑enabled solutions, develop such capabilities internally, or shift spending toward lower‑cost providers, demand for certain of our services and offerings could decline, pricing pressure could increase, and our margins and growth prospects could be adversely affected.

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

The United States Congress continues to consider healthcare reform legislation and impose health industry cost containment measures, which may significantly impact the biopharmaceutical industry. In addition, numerous government bodies are considering or have adopted various healthcare reforms and may undertake, or are in the process of undertaking, efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and biopharmaceutical companies. We are uncertain as to the effects of these recent reforms on our business and are unable to predict what legislative proposals, if any, will be adopted in the future. If regulatory cost containment efforts limit the profitability of new drugs by, for example, continuing to place downward pressure on pharmaceutical pricing and/or increasing regulatory burdens and operating costs of the biopharmaceutical industry, our clients may reduce their research and development spending or promotional, marketing and sales expenditures, which could reduce the business they outsource to us. Any significant change in regulations, such as the Inflation Reduction Act of 2022 (IRA), which contains drug price negotiation provisions, or change in the interpretation of existing regulations, could reduce demand for our offerings or increase our expenses. For example, in May 2025, the Trump administration issued an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which, among other things, directs the HHS and other agencies to communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business. In addition, changes to the Medicaid program or the federal 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities, could have a material impact on our customers, which could reduce demand for our services. Similarly, if regulatory requirements are relaxed or simplified drug approval procedures are adopted, the demand for our services could decrease.

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

In 2025, financial regulators in various jurisdictions, including where we have variable-rate indebtedness outstanding, cut interest rates modestly while signaling that interest rates could remain higher compared to the pre-2022 period for an extended period of time in an effort to lower inflation. Because we have variable rate debt, increases in interest rates will lead to increases in our borrowing costs and may adversely affect our results of operations and financial condition. We attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily swaps. We have entered into and will continue to enter into swaps with financial institutions that have reset dates and critical terms that match those of our senior secured term loan credit facility. Accordingly, any change in market value associated with the swaps may be offset by the opposite market impact on the related debt. Because we do not attempt to hedge all of our variable rate debt, we may incur higher interest costs for the portion of our variable rate debt which is not hedged.

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

•changes in investor perception regarding the role, effectiveness, risks or regulatory implications of artificial intelligence in our business or in the healthcare and life sciences industries more broadly;

•concerns, whether or not substantiated, regarding the accuracy, reliability, ethical use, governance, or regulatory compliance of AI-enabled solutions;

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

Our cybersecurity program focuses on all areas of our business, including cloud-based environments, data centers, devices used by employees and contractors, facilities, networks, applications, vendors, disaster recovery / business continuity and controls and safeguards enabled through business processes and tools. We continuously monitor for threats and unauthorized access. We learn of security threats through automated detection solutions as well as reports from users and business partners. We draw on the knowledge and insight of external cybersecurity experts and vendors and employ an array of third party tools to secure IQVIA information infrastructure and protect systems and information from unauthorized access. We manage risk in our supply chain through engagement with suppliers and vendors, including vendor on-boarding risk assessments and ongoing oversight.

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

Item 2. Properties

As of December 31, 2025, we had 304 offices and laboratories located in 87 countries. Our executive headquarters are located in Research Triangle Park, North Carolina. We own facilities in Buenos Aires, Argentina; Caracas, Venezuela; Los Ruices, Venezuela; and Bangalore, India. All of our other offices are leased. Our properties are geographically distributed to meet our worldwide operating requirements, and none of our properties are individually material to our business operations. We believe that collectively our facilities are suitable and adequate for our present purposes. We continue to assess the suitability, adequacy, productive capacity and utilization of our existing principal physical properties, and we are in the process of evaluating the future state of our workforce practices, which may result in changes to our physical property needs.

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

Holders of Record

On February 6, 2026, we had approximately 11 stockholders of record as reported by our transfer agent. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

Dividend Policy

We do not currently intend to pay dividends on our common stock, and no dividends were declared or paid in 2025 or 2024. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in our Senior Secured Credit Facilities and long-term debt arrangements and other considerations, determine to pay dividends in the future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board of Directors (our "Board"), which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our Board may deem relevant. Our long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on our ability to declare dividends. For additional information regarding these restrictive covenants, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities in 2025.

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

From inception of the Repurchase Program through December 31, 2025, we have repurchased a total of $11,956 million of our securities under the Repurchase Program.

During the year ended December 31, 2025, we repurchased 7.4 million shares of our common stock for $1,244 million under the Repurchase Program. For additional information regarding our equity repurchases, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As of December 31, 2025, we had remaining authorization to repurchase up to $1,769 million of our common stock under the Repurchase Program.

Since the Merger between Quintiles and IMS Health in October 2016, we have repurchased 92.0 million shares of our common stock at an average market price per share of $125.98 for an aggregate purchase price of $11,582 million both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the IQVIA Holdings Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

The following table summarizes the monthly equity repurchase activity for the three months ended December 31, 2025 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in millions, except per share data)
October 1, 2025 – October 31, 2025	—	$—	—	$1,981
November 1, 2025 – November 30, 2025	0.6	$211.85	0.6	$1,861
December 1, 2025 – December 31, 2025	0.4	$223.42	0.4	$1,769
	1.0		1.0

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of IQVIA Holdings Inc. under the Exchange Act or under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from December 31, 2020 through December 31, 2025 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”), and our peer group set forth below. The peer group consists of Charles River Laboratories, Inc., Fortrea Holdings Inc., ICON plc, Medpace Holdings Inc., S&P Global Inc., Danaher Corporation and Thermo Fisher Scientific Inc. The companies in our peer group are publicly traded information services, information technology or clinical research companies, and thus share similar business model characteristics to IQVIA, or provide services to similar customers as IQVIA. Many of these companies are also used by our compensation committee for purposes of compensation benchmarking.

The graph assumes that $100 was invested in IQVIA, the S&P 500, and our peer group as of the close of market on December 31, 2020, and assumes the reinvestments of dividends, if any. The S&P 500 and our peer group are included for comparative purposes only. They do not necessarily reflect management’s opinion that the S&P 500 and our peer group are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of 5 Years Cumulative Total Return
Assumes Initial Investment of $100
December 2025
250
200
150
100
Index Value
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
IQVIA Holdings Inc.
S&P 500 - Total Return
Peer Group

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
IQVIA	$100	$157	$114	$129	$110	$126
S&P 500	$100	$129	$105	$133	$166	$196
Peer Group	$100	$146	$115	$123	$124	$133

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

Overview

IQVIA is a leading global provider of clinical research services, commercial insights and healthcare intelligence to the life sciences and healthcare industries. IQVIA’s portfolio of solutions are powered by IQVIA Connected Intelligence™ to deliver actionable insights and services built on high-quality health data, Healthcare-grade AI®, advanced analytics, the latest technologies and extensive domain expertise. We are committed to using artificial intelligence ("AI") responsibly, with AI-powered capabilities built on best-in-class approaches to privacy, regulatory compliance and patient safety, and delivering AI to the high standards of trust, scalability and precision demanded by the industry. With approximately 93,000 employees in over 100 countries, including experts in healthcare, life sciences, data science, technology and operational excellence, IQVIA is dedicated to accelerating the development and commercialization of innovative medical treatments to help improve patient outcomes and population health worldwide.

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

Effective January 1, 2026, we will be updating our segment reporting to align with industry evolution, our updated operating model, and how internal reporting will be provided to the chief operating decision maker. As a result, the Contract Sales & Medical Solutions segment, which has become more closely related operationally to the Technology & Analytics Solutions segment commercial offerings, will be incorporated into the Technology & Analytics Solutions segment, which is renamed Commercial Solutions. Additionally, Real-World Late Phase and certain other Real-World offerings that have become more closely related operationally to the clinical research business, will be moved from the Technology & Analytics Solutions segment to the Research & Development Solutions segment. We will reflect the recast of segment information on this basis beginning with our Form 10-Q for the three months ended March 31, 2026.

For a description of our service offerings within our segments, refer to Part I, Item 1, “Business.”

We delivered solid results in 2025, navigating a year of industry uncertainty resulting from a variety of macroeconomic factors that together slowed customer decision-making. Our Technology & Analytics Solutions business continued its growth trajectory, with revenue increasing 7.6% over 2024. While our Research & Development Solutions segment has been impacted by client cautiousness, we grew full-year revenue 4.3% over 2024, driven by improved growth rates in the second half of the year. We achieved $2,654 million of cash flows from operating activities, and invested $1,714 million, net of cash, to acquire businesses that will strengthen and expand our offerings moving forward, including acquisitions in all three reportable segments.

We ended the year with total company remaining performance obligations of approximately $34.2 billion as of December 31, 2025.

We continue to maintain strong liquidity. As of December 31, 2025, cash and cash equivalents were $1,980 million and we had $800 million drawn under our $2,000 million revolving credit facility. As of December 31, 2025, we were in compliance with the financial covenants under our debt agreements in all material respects and do not have material uncertainty about ongoing ability to meet the covenants of our credit arrangements.

Industry Outlook

For information about the industry outlook and markets that we operate in, refer to Part I, Item I, “Our Market Opportunity.”

Business Combinations

We have completed, and will continue to consider, strategic business combinations to enhance our capabilities and offerings in certain areas, including various individually immaterial acquisitions during the years ended December 31, 2025 and 2024. These transactions were accounted for as business combinations and the acquired results of operations are included in our consolidated financial information since their respective closing dates. See Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to these business combinations.

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

Foreign Currency Translation

In 2025, approximately 30% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenues and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period to period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results. As such, the differences noted below between reported results of operations and constant currency information is wholly attributable to the effects of foreign currency rate fluctuations.

Consolidated Results of Operations

For information regarding our results of operations for our Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions segments, refer to “Segment Results of Operations” later in this section.

For a discussion of our results of operations comparison for 2024 and 2023, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on February 13, 2025.

Revenues

	Year Ended December 31,			Change
				2025 vs. 2024		2024 vs. 2023
(dollars in millions)	2025	2024	2023	$	%	$	%
Revenues	$16,310	$15,405	$14,984	$905	5.9%	$421	2.8%

2025 compared to 2024

In 2025, our revenues increased $905 million, or 5.9%, as compared to 2024. This increase was comprised of constant currency revenue growth of approximately $737 million, or 4.8%, reflecting a $380 million increase in Technology & Analytics Solutions, a $298 million increase in Research & Development Solutions, and a $59 million increase in Contract Sales & Medical Solutions.

Cost of Revenues, exclusive of Depreciation and Amortization

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Cost of revenues, exclusive of depreciation and amortization	$10,880	$10,030	$9,745
% of revenues	66.7%	65.1%	65.0%

2025 compared to 2024

When compared to 2024, cost of revenues, exclusive of depreciation and amortization, increased $850 million in 2025, or 8.5%. This increase included a constant currency increase of approximately $790 million, or 7.9%, comprised of a $315 million increase in Technology & Analytics Solutions, a $416 million increase in Research & Development Solutions, and a $59 million increase in Contract Sales & Medical Solutions.

Selling, General and Administrative Expenses

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Selling, general and administrative expenses	$1,999	$1,992	$2,053
% of revenues	12.3%	12.9%	13.7%

2025 compared to 2024

The $7 million increase in selling, general and administrative expenses in 2025 as compared to 2024 included a constant currency decrease of approximately $7 million, or 0.4%, comprised of a $26 million increase in Technology & Analytics Solutions, an $18 million increase in Research & Development Solutions, and no constant currency change in Contract Sales & Medical Solutions, offset by a $51 million decrease in general corporate and unallocated expenses.

Depreciation and Amortization

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Depreciation and amortization	$1,144	$1,114	$1,125
% of revenues	7.0%	7.2%	7.5%

The $30 million increase in depreciation and amortization in 2025 as compared to 2024 was primarily the result of an increase in amortization of capitalized software and of intangible assets from acquisitions occurring in 2024 and 2025, offset by less amortization of certain intangible assets from the merger between Quintiles and IMS Health.

Restructuring Costs

	Year Ended December 31,
(in millions)	2025	2024	2023
Restructuring costs	$105	$67	$84

The restructuring costs incurred were due to ongoing efforts to streamline our global operations and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These restructuring actions are expected to occur throughout 2026 and are expected to consist of consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements.

Interest Income and Interest Expense

	Year Ended December 31,
(in millions)	2025	2024	2023
Interest income	$(45)	$(47)	$(36)
Interest expense	$729	$670	$672

Interest income included interest received primarily from bank balances and investments. The decrease in 2025 as compared to 2024 is primarily a result of lower deposit rates.

Interest expense during 2025 increased compared to 2024 as a result of higher outstanding debt balances.

Loss on Extinguishment of Debt

	Year Ended December 31,
(in millions)	2025	2024	2023
Loss on extinguishment of debt	$6	$—	$6

In 2025 and 2023 we recognized a loss on extinguishment of debt of $6 million for fees and expenses incurred related to the refinancings of our Credit Agreement. No such activity occurred in 2024.

Other Income, Net

	Year Ended December 31,
(in millions)	2025	2024	2023
Other income, net	$(99)	$(90)	$(124)

Other income, net for 2025 increased compared to 2024 primarily due to fair value related adjustments on investments offset by losses on foreign currency transactions.

Income Tax Expense

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Income tax expense	$252	$301	$101
Effective income tax rate	15.8%	18.0%	6.9%

Our effective income tax rate for 2025 was favorably impacted due to changes in the geographic mix of earnings amongst the United States and foreign tax jurisdictions, compared to our effective income tax rate for 2024.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act ("OBBBA"), which includes several changes to U.S. federal income tax law, including the temporary and permanent extension, of expiring provisions of the Tax Cuts and Jobs Act of 2017. The impacts of the OBBBA did not have a material impact on the 2025 consolidated financial statements, however we will continue to evaluate impacts to future periods.

On December 12, 2022, the European Union member states agreed to implement the Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two global corporate minimum tax, which establishes a 15% minimum effective tax rate for multinational enterprises with consolidated revenues of at least €750 million. Certain components of Pillar Two became effective in various jurisdictions beginning in 2024. We have continued to evaluate the effects of Pillar Two through the end of 2025 and concluded that its adoption did not have a material impact on our consolidated financial statements for the periods presented. On January 5, 2026, the OECD Inclusive Framework released Administrative Guidance introducing a "side-by-side" safe harbor regime, under which U.S. parented multinational groups may be excluded from Pillar Two's Income Inclusion Rule ("IIR") and Undertaxed Profits Rule ("UTPR"), in recognition of the U.S. tax system's existing minimum tax framework. We will continue to monitor and evaluate this administrative guidance in the context of jurisdictions that adopt it. Based on our current analysis, this guidance does not change our conclusion regarding the absence of a material impact for the current year.

Equity in Earnings of Unconsolidated Affiliates

	Year Ended December 31,
(in millions)	2025	2024	2023
Equity in earnings of unconsolidated affiliates	$22	$5	$—

Equity in earnings of unconsolidated affiliates increased in 2025 compared to 2024 due to the results in the operations of our unconsolidated affiliates.

Segment Results of Operations

Revenues and profit by segment are as follows:

	Segment Revenues			Segment Profit
(in millions)	2025	2024	2023	2025	2024	2023
Technology & Analytics Solutions	$6,626	$6,160	$5,862	$1,595	$1,522	$1,490
Research & Development Solutions	8,896	8,527	8,395	1,873	1,948	1,915
Contract Sales & Medical Solutions	788	718	727	48	47	49
Total	16,310	15,405	14,984	3,516	3,517	3,454
General corporate and unallocated expenses				(85)	(134)	(268)
Depreciation and amortization				(1,144)	(1,114)	(1,125)
Restructuring costs				(105)	(67)	(84)
Consolidated	$16,310	$15,405	$14,984	$2,182	$2,202	$1,977

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

Technology & Analytics Solutions

	Year Ended December 31,			Change
(dollars in millions)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Revenues	$6,626	$6,160	$5,862	$466	7.6%	$298	5.1%
Cost of revenues, exclusive of depreciation and amortization	4,076	3,721	3,496	355	9.5	225	6.4
Selling, general and administrative expenses	955	917	876	38	4.1	41	4.7
Segment profit	$1,595	$1,522	$1,490	$73	4.8%	$32	2.1%

Revenues

2025 compared to 2024

Technology & Analytics Solutions’ revenues were $6,626 million in 2025, an increase of $466 million, or 7.6%, over 2024. This increase was comprised of constant currency revenue growth of approximately $380 million, or 6.2%, reflecting revenue growth primarily in the Americas and Europe and Africa regions, and to a lesser extent in the Asia-Pacific region. The constant currency revenue growth was primarily driven by an increase in Real-World services, as well as information and technology services.

Cost of Revenues, exclusive of Depreciation and Amortization

2025 compared to 2024

Technology & Analytics Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $355 million, or 9.5%, in 2025 as compared to 2024. This increase included a constant currency increase of approximately $315 million, or 8.5%, reflecting primarily an increase in compensation and related expenses, and to a lesser extent increases in reimbursed expenses and costs of acquiring and processing data, all to support revenue growth.

Selling, General and Administrative Expenses

2025 compared to 2024

Technology & Analytics Solutions’ selling, general and administrative expenses increased $38 million, or 4.1%, in 2025 as compared to 2024. This increase included a constant currency increase of approximately $26 million, or 2.8%, reflecting an increase in compensation and related expenses, as well as IT-related expenses.

Research & Development Solutions

	Year Ended December 31,			Change
(dollars in millions)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Revenues	$8,896	$8,527	$8,395	$369	4.3%	$132	1.6%
Cost of revenues, exclusive of depreciation and amortization	6,124	5,698	5,629	426	7.5	69	1.2
Selling, general and administrative expenses	899	881	851	18	2.0	30	3.5
Segment profit	$1,873	$1,948	$1,915	$(75)	(3.9)%	$33	1.7%

Backlog

Research & Development Solutions' contracted backlog increased from $31.1 billion as of December 31, 2024 to $32.7 billion as of December 31, 2025 and we expect approximately $8.3 billion of this backlog to convert to revenues in the next 12 months. Contracted backlog was $29.7 billion as of December 31, 2023.

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

Revenues

2025 compared to 2024

Research & Development Solutions’ revenues were $8,896 million in 2025, an increase of $369 million, or 4.3%, over 2024. This increase was comprised of constant currency revenue growth of approximately $298 million, or 3.5%, reflecting revenue growth in the Americas and Asia-Pacific regions. The constant currency revenue growth was primarily the result of volume-related increases in clinical services. The constant currency revenue growth was impacted by a decrease in COVID-19 related work.

Cost of Revenues, exclusive of Depreciation and Amortization

2025 compared to 2024

Research & Development Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $426 million, or 7.5%, in 2025 as compared to 2024. This increase included a constant currency increase of approximately $416 million, or 7.3%, reflecting increases in reimbursed expenses, as well as compensation and related expenses, as a result of volume-related increases in clinical services.

Selling, General and Administrative Expenses

2025 compared to 2024

Research & Development Solutions’ selling, general and administrative expenses increased $18 million, or 2.0%, in 2025 as compared to 2024. This increase included a constant currency increase of approximately $18 million, or 2.0%, reflecting primarily an increase in compensation and related expenses.

Contract Sales & Medical Solutions

	Year Ended December 31,			Change
(dollars in millions)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Revenues	$788	$718	$727	$70	9.7%	$(9)	(1.2)%
Cost of revenues, exclusive of depreciation and amortization	680	611	620	69	11.3	(9)	(1.5)
Selling, general and administrative expenses	60	60	58	—	—	2	3.4
Segment profit	$48	$47	$49	$1	2.1%	$(2)	(4.1)%

Revenues

2025 compared to 2024

Contract Sales & Medical Solutions’ revenues were $788 million in 2025, an increase of $70 million, or 9.7%, over 2024. This increase included constant currency revenue growth of approximately $59 million, or 8.2%, reflecting revenue growth primarily in the Europe and Africa region and to a lesser extent in the Asia-Pacific region. The constant currency revenue growth was primarily due to volume-related increases in services performed.

Cost of Revenues, exclusive of Depreciation and Amortization

2025 compared to 2024

Contract Sales & Medical Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $69 million, or 11.3%, in 2025 as compared to 2024. This increase included a constant currency increase of approximately $59 million, or 9.7%, reflecting primarily an increase in compensation and related expenses and to a lesser extent in reimbursed expenses.

Selling, General and Administrative Expenses

2025 compared to 2024

Contract Sales & Medical Solutions’ selling, general and administrative expenses in 2025 remained consistent with 2024.

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

We had a cash balance of $1,980 million as of December 31, 2025 ($686 million of which was in the United States), an increase from $1,702 million as of December 31, 2024.

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

As of December 31, 2025, we had remaining authorization to repurchase up to $1,769 million of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

Additional information regarding the Repurchase Program is presented in Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Debt

As of December 31, 2025, we had $15,800 million of total indebtedness, excluding $1,195 million of additional available borrowings under our revolving credit facility. See Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding our credit arrangements.

Our long-term debt arrangements contain customary restrictive covenants and, as of December 31, 2025, we believe we were in compliance with our restrictive covenants in all material respects.

Senior Secured Credit Facilities

On December 9, 2025, we entered into an amendment to our Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) to (i) refinance (x) our Term A-1 Dollar Loans (as defined in the Credit Agreement) and our Term A-2 Dollar Loans (as defined in the Credit Agreement) into a new class of term A dollar loans, (y) our Term A Euro Loans (as defined in the Credit Agreement) into a new class of term A euro loans and (z) all current U.S. Revolving Credit Commitments, Japanese Revolving Credit Commitments and Swiss/Multicurrency Revolving Credit Commitments (each as defined in the Credit Agreement) into a new class of revolving credit commitments available in U.S. dollars, (ii) to reduce the interest rate applicable to term A loans denominated in U.S. dollars and revolving credit loans denominated in U.S. dollars by eliminating the term Secured Overnight Financing Rate ("SOFR") credit spread adjustment, and (iii) to release the Swiss Subsidiary Borrower and the Japanese Subsidiary Borrower (each as defined in the Credit Agreement) from all obligations as borrowers under and party to the Credit Agreement. In connection with this amendment, we recognized a $2 million loss on extinguishment of debt, which includes fees and related expenses.

On March 10, 2025, we entered into an amendment to our Credit Agreement to, among other changes, establish a new incremental Term B-5 dollar loan facility in an aggregate principal amount equal to $1,985 million (the “Incremental Term B-5 Dollar Facility”). Proceeds of the Incremental Term B-5 Dollar Facility were applied to (a) refinance the existing Term B-4 dollar loans and (b) repay in full the existing Term B-2 Euro loans. The interest rates for borrowings under the Incremental Term B-5 Dollar Facility are based on the SOFR plus an applicable margin of 1.75% per annum. In connection with this amendment, we recognized a $4 million loss on extinguishment of debt, which includes fees and related expenses..
As of December 31, 2025, the Credit Agreement provided financing through several senior secured credit facilities (collectively, the “senior secured credit facilities”) of up to approximately $6,412 million, which consisted of $5,217 million principal amounts of debt outstanding and $1,195 million of available borrowing capacity on the revolving credit facility and standby letters of credit, with a total capacity of $2,000 million. The revolving credit facility is comprised of a $2,000 million senior secured revolving facility available in U.S. dollars. The revolving credit facility under the Credit Agreement matures in December 2030, the term A loans mature in December 2030, while the term B loans under the Credit Agreement mature in 2031. We are required to make scheduled quarterly payments on the term A loans equal to 1.25% of the original principal amount, with the remaining balance paid at maturity. The US dollars term B loan requires us to make scheduled quarterly payments equal to 0.25% of the original principal balance amount, with the remaining principal balance due at maturity. In addition, beginning with fiscal year ending December 31, 2017, we were required to apply 50% of excess cash flow (as defined in the Credit Agreement), subject to a reduction to 25% or 0% depending upon our senior secured first lien net leverage ratio, for prepayment of the term loans, with any such prepayment to be applied toward principal payments due in subsequent quarters. We are also required to pay an annual commitment fee that ranges from 0.20% to 0.35% in respect of any unused commitments under the revolving credit facility. The senior secured credit facilities are collateralized by substantially all of our assets and the assets of our material domestic subsidiaries including 100% of the equity interests of substantially all of our material domestic subsidiaries and 66% of the equity interests of substantially all of our first-tier material foreign subsidiaries and their domestic subsidiaries.
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
During the twelve months ended December 31, 2025, our Euro denominated 2.875% Senior Notes due 2025 matured and were repaid.
For information regarding the senior secured notes and senior notes, see Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Receivables Financing Facility

For information regarding the receivables financing facility, see Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of December 31, 2025, no additional amounts of revolving loan commitments were available under the receivables financing facility.

Years ended December 31, 2025, 2024 and 2023

Cash Flow from Operating Activities

	Year Ended December 31,
(in millions)	2025	2024	2023
Net cash provided by operating activities	$2,654	$2,716	$2,149

2025 compared to 2024

Cash provided by operating activities decreased $62 million in 2025 as compared to 2024. The decrease is primarily due to more cash used for accounts payable and accrued expenses ($211 million), more cash used for income tax and other payables ($144 million), a decrease in cash from accounts receivable and unbilled services ($122 million), and a decrease in cash-related net income ($29 million), offset by more cash from unearned income ($233 million), and less cash used for prepaid expenses and other assets ($211 million), which includes $42 million in cash received during 2025 related to the termination of our previous cross-currency swaps.

Cash Flow from Investing Activities

	Year Ended December 31,
(in millions)	2025	2024	2023
Net cash used in investing activities	$(2,305)	$(1,444)	$(1,603)

2025 compared to 2024

Cash used in investing activities increased $861 million in 2025 as compared to 2024, primarily due to more cash used for the acquisition of businesses, net of cash acquired ($979 million), more cash used for investments in debt and equity securities ($18 million), more cash used for other investing activities ($3 million), and more cash used for the acquisition of property, equipment, and software ($1 million), offset by less cash used for investments in unconsolidated affiliates, net ($88 million), more cash received from sale of property, equipment and software ($50 million), and cash from marketable securities ($2 million).

Cash Flow from Financing Activities

	Year Ended December 31,
(in millions)	2025	2024	2023
Net cash used in financing activities	$(150)	$(878)	$(382)

2025 compared to 2024

Cash used in financing activities decreased $728 million in 2025 as compared to 2024, primarily due to more debt payments ($5,021 million), more cash used in repayments of revolving credit facilities, net of proceeds ($750 million), more cash payments on contingent consideration and deferred purchase price accruals ($17 million), more cash used for other financing activities ($11 million), and more cash payments related to employee stock option plans ($3 million), offset by more cash provided by proceeds from debt issuances, net of payment of debt issuance costs ($6,424 million), and less cash used to repurchase common stock ($106 million).

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

Each Guarantor subsidiary is consolidated by IQVIA Holdings Inc. as of December 31, 2025 and December 31, 2024. Refer to Exhibit 22.1 to this Annual Report on Form 10-K for the detailed list of entities included within the obligated group as of December 31, 2025.

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
The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group as of:

(in millions)	December 31, 2025	December 31, 2024
Total current assets (excluding amounts due from subsidiaries that are non-Guarantors)	$1,012	$935
Total noncurrent assets	$11,876	$10,937
Amounts due from subsidiaries that are non-Guarantors	$4,488	$4,952

Total current liabilities	$5,053	$3,792
Total noncurrent liabilities	$13,324	$12,333
Amounts due to subsidiaries that are non-Guarantors	$6,672	$6,341
The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

	Twelve Months Ended December 31,
(in millions)	2025	2024	2023
Net revenues	$7,137	$6,661	$6,299
Costs and expenses applicable to net revenues	$4,630	$4,145	$4,190
Income from operations	$1,276	$1,259	$912
Net income	$286	$554	$86

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Contractual Obligations and Commitments

Below is a summary of our future payment commitments by year under contractual obligations as of December 31, 2025:

(in millions)	2026	2027-2028	2029-2030	Thereafter	Total
Long-term debt, including interest (1)	$2,556	$5,521	$6,395	$4,055	$18,527
Operating leases	107	141	64	51	363
Finance leases	13	28	29	256	326
Data acquisition	651	751	103	37	1,542
Purchase obligations (2)	86	123	70	5	284
Commitments to unconsolidated affiliates (3)	—	—	—	—	—
Benefit obligations (4)	34	37	40	113	224
Uncertain income tax positions (5)	11	33	14	—	58
Total	$3,458	$6,634	$6,715	$4,517	$21,324

(1)    Interest payments on our debt are based on the interest rates in effect as of December 31, 2025.
(2)    Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions.
(3)    We are currently committed to invest $752 million in private equity funds. As of December 31, 2025, we have funded approximately $339 million of these commitments and we have approximately $413 million remaining to be funded which has not been included in the above table as we are unable to predict when these commitments will be paid.
(4)    Amounts represent expected future benefit payments for our pension and postretirement benefit plans, as well as expected contributions for 2026 for our funded pension benefit plans. We made cash contributions totaling approximately $32 million to our defined benefit plans in 2025, and we estimate that we will make contributions totaling approximately $34 million to our defined benefit plans in 2026. Due to the potential impact of future plan investment performance, changes in interest rates, changes in other economic and demographic assumptions and changes in legislation in foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions that may be required to fund our defined benefit plans for periods beyond 2026.
(5)    As of December 31, 2025, our liability related to uncertain income tax positions was approximately $170 million, $112 million of which has not been included in the above table as we are unable to predict when these liabilities will be paid due to the uncertainties in the timing of the settlement of the income tax positions.

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

Revenue Recognition

The majority of our contracts within the Research & Development Solutions segment are service contracts for clinical research that represent a single performance obligation. We provide a significant integration service resulting in a combined output, which is clinical trial data that meets the relevant regulatory standards and can be used by the customer to progress to the next phase of a clinical trial or solicit approval of a treatment by the applicable regulatory body. The performance obligation is satisfied over time as the output is captured in data and documentation that is available for the customer to consume over the course of the arrangement and furthers progress of the clinical trial. We recognize revenues over time using a cost-based input method since there is no single output measure that would fairly depict the transfer of control over the life of the performance obligation. Progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Costs included in the measure of progress include direct labor and third-party costs (such as payments to investigators and other reimbursed expenses for our clinical monitors). This cost-based method of revenue recognition requires us to make estimates of costs to complete our projects on an ongoing basis. Significant judgment is required to evaluate assumptions related to these estimates. The effect of revisions to estimates related to the transaction price or costs to complete a project are recorded in the period in which the estimate is revised. Most contracts may be terminated upon 30 to 90 days' notice by the customer; however, in the event of termination, most contracts require payment for services rendered through the date of termination, as well as for subsequent services rendered to close out the contract. A hypothetical increase of one percent in the estimated costs to complete these service contracts as of December 31, 2025 could have resulted in approximately a one percent reduction in total revenues for the year ended December 31, 2025, whereas, a hypothetical decrease of one percent could have resulted in a one percent increase in total revenues.

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

Business Combinations and Goodwill

We use the acquisition method to account for business combinations, and accordingly, the identifiable assets acquired, the liabilities assumed and any noncontrolling interests in the acquiree are recorded at their estimated fair values on the date of the acquisition. We use significant judgments, estimates and assumptions in determining the estimated fair value of assets acquired, liabilities assumed and noncontrolling interests including expected future cash flows and discount rates that reflect the risk associated with the expected future cash flows and estimated useful lives.

We have recorded and allocated to our reporting units the excess of the purchase price over the fair value of the net assets acquired, known as goodwill. The recoverability of goodwill is evaluated annually for impairment, or if and when events or circumstances indicate a possible impairment. We perform our annual goodwill impairment evaluation as of July 31.

For the year ended December 31, 2025, we performed a qualitative impairment evaluation. The qualitative evaluation requires significant judgments, estimates and assumptions, including those related to macroeconomic conditions, industry and market considerations, cost factors, financial performance, fair value history and other company specific events.

For the years ended December 31, 2025, 2024 and 2023, we determined that there was no impairment of goodwill.

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

Foreign Currency Exchange Rates

We transact business in more than 100 countries and approximately 60 currencies and are subject to risks associated with fluctuating foreign currency exchange rates. Our objective is to reduce earnings and cash flow volatility associated with foreign currency exchange rate movements. Accordingly, we enter into foreign currency forward contracts to hedge certain forecasted foreign currency cash flows related to service contracts. It is our policy to enter into foreign currency transactions only to the extent necessary to meet our objectives as stated above. We do not enter into foreign currency transactions for investment or speculative purposes. The principal currency hedged in 2025 with foreign currency forward contracts was the British Pound.

The contractual value of our foreign exchange forward contracts was approximately $127 million as of December 31, 2025. The fair value of these contracts is subject to change as a result of potential changes in foreign exchange rates. We assess our market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential gain or loss in fair values based on a hypothetical 10% change in foreign currency exchange rates. The potential gain in fair value for foreign exchange forward contracts based on a hypothetical 10% decrease in the value of the United States dollar was $13 million as of December 31, 2025. However, the change in the fair value of the foreign exchange forward contracts would likely be offset by a change in the value of the future service contract revenues being hedged caused by the currency exchange rate fluctuation. The estimated fair values of the foreign exchange forward contracts were determined based on quoted market prices.

Exchange rate fluctuations affect the United States dollar value of foreign currency revenues and expenses and may have a significant effect on our results. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical 10% change in average exchange rates used to translate all foreign currencies to the United States dollar would have impacted income from operations for 2025 by approximately $193 million. The actual impact of exchange rate movements in the future could differ materially from this hypothetical analysis, based on the mix of foreign currencies and the timing and magnitude of individual exchange rate movements.

During the year ended December 31, 2023, we designated the cross-currency swaps that we entered into in connection with the issuance of our 2029 Senior Secured Notes and Term B-4 Dollar Loans as a hedge of our net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the United States dollar. On February 3, 2025, the Company terminated its existing cross-currency swap agreements and entered into new cross-currency swap agreements for the same purpose and with substantially similar terms as the previous swaps. We do not enter into cross-currency swaps for investment or speculative purposes. The contractual value of our cross-currency swaps was approximately $2,720 million as of December 31, 2025. The fair value of these cross-currency swaps is subject to change as a result of potential changes in foreign exchange rates. We assess our market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential gain or loss in fair values based on a hypothetical 10% change in foreign currency exchange rates. The potential loss in fair value for cross-currency swaps based on a hypothetical 10% decrease in the value of the United States dollar was $339 million as of December 31, 2025. However, this change in fair value would be offset by the change in value of the hedged portion of our net investment in foreign subsidiaries caused by the currency exchange rate fluctuation.

Commencing in 2016 we designated our foreign currency denominated debt as a hedge of our net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the United States dollar. We have continued to designate a portion of new issuances of foreign currency denominated debt as a hedge of our net investment in certain foreign subsidiaries. As of December 31, 2025, our total foreign currency denominated debt was €3,128 million ($3,673 million), with approximately 94% being designated as a hedge. A hypothetical 10% decrease in the value of the United States dollar would lead to a potential loss in fair value of $367 million. However, approximately 94% of this change in fair value would be offset by the change in value of the hedged portion of our net investment in foreign subsidiaries caused by the currency exchange rate fluctuation.

Interest Rates

Because we have variable rate debt, fluctuations in interest rates affect our business. We attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. We do not enter into interest rate swaps for investment or speculative purposes. We have entered into interest rate swaps with financial institutions that have reset dates and critical terms that match the underlying debt. Accordingly, any change in market value associated with the interest rate swaps is offset by the opposite market impact on the related debt. As of December 31, 2025, we had approximately $5,768 million of variable rate indebtedness and interest rate swaps with a notional value of $1,470 million. Because we do not attempt to hedge all of our variable rate debt, we may incur higher interest costs for the portion of our variable rate debt that is not hedged. Excluding debt covered by hedges, each quarter-point increase or decrease in the interest rate on our variable rate debt would result in our interest expense changing by approximately $11 million per year.

Marketable Securities

As of December 31, 2025, we held investments in marketable equity securities. These investments are classified as either trading securities or available-for-sale securities and are recorded at fair value. These securities are subject to price risk. As of December 31, 2025, the fair value of these investments was $203 million based on the quoted market value of the securities. The potential loss in fair value resulting from a hypothetical decrease of 10% in quoted market values was approximately $20 million as of December 31, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Ari Bousbib	/s/ Ronald E. Bruehlman
Ari Bousbib	Ronald E. Bruehlman
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

February 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IQVIA Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IQVIA Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Estimating Costs to Complete for Clinical Research Services

As described in Notes 1 and 20 to the consolidated financial statements, revenue of the Research & Development Solutions segment for the year ended December 31, 2025, is $8,896 million, the majority of which relates to service contracts for clinical research that represent a single performance obligation. The Company recognized revenue for these contracts over time using a cost-based input method. Revenue was recognized based on progress on the performance obligation, which was measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Costs included in the measure of progress include direct labor and third-party costs (such as payments to investigators and other reimbursed expenses for the Company’s clinical monitors). This cost-based method of revenue recognition required management to make estimates of costs to complete its projects on an ongoing basis.

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
February 17, 2026

We have served as the Company’s auditor since 2002.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share data)	2025	2024	2023
Revenues	$16,310	$15,405	$14,984
Cost of revenues, exclusive of depreciation and amortization	10,880	10,030	9,745
Selling, general and administrative expenses	1,999	1,992	2,053
Depreciation and amortization	1,144	1,114	1,125
Restructuring costs	105	67	84
Income from operations	2,182	2,202	1,977
Interest income	(45)	(47)	(36)
Interest expense	729	670	672
Loss on extinguishment of debt	6	—	6
Other income, net	(99)	(90)	(124)
Income before income taxes and equity in earnings of unconsolidated affiliates	1,591	1,669	1,459
Income tax expense	252	301	101
Income before equity in earnings of unconsolidated affiliates	1,339	1,368	1,358
Equity in earnings of unconsolidated affiliates	22	5	—
Net income	1,361	1,373	1,358
Net income attributable to noncontrolling interests	(1)	—	—
Net income attributable to IQVIA Holdings Inc.	$1,360	$1,373	$1,358
Earnings per share attributable to common stockholders:
Basic	$7.91	$7.57	$7.39
Diluted	$7.84	$7.49	$7.29
Weighted average common shares outstanding:
Basic	171.9	181.3	183.8
Diluted	173.5	183.4	186.3

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2025	2024	2023
Net income	$1,361	$1,373	$1,358
Comprehensive income adjustments:
Unrealized (losses) gains on derivative instruments, net of income tax (benefit) expense of $(7), $17 and $(3)	(21)	53	(7)
Defined benefit plan adjustments, net of income tax expense of $7, $5 and $4	18	7	7
Foreign currency translation, net of income tax (benefit) expense of $(140), $77 and $(55)	106	(200)	(89)
Reclassification adjustments:
Reclassifications on derivative instruments included in net income, net of income tax (expense) of $(2), $(10) and $(17)	(8)	(31)	(51)
Comprehensive income	1,456	$1,202	$1,218
Comprehensive income attributable to noncontrolling interests	(1)	—	—
Comprehensive income attributable to IQVIA Holdings Inc.	$1,455	$1,202	$1,218

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,980	$1,702
Trade accounts receivable and unbilled services, net	3,400	3,204
Prepaid expenses	162	154
Income taxes receivable	27	36
Investments in debt, equity and other securities	161	141
Other current assets and receivables	519	592
Total current assets	6,249	5,829
Property and equipment, net	533	535
Operating lease right-of-use assets	290	238
Investments in debt, equity and other securities	108	108
Investments in unconsolidated affiliates	324	266
Goodwill	16,616	14,710
Other identifiable intangibles, net	4,962	4,499
Deferred income taxes	357	194
Deposits and other assets, net	505	520
Total assets	$29,944	$26,899
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,751	$3,684
Unearned income	2,118	1,779
Income taxes payable	140	156
Current portion of long-term debt	1,840	1,145
Other current liabilities	489	193
Total current liabilities	8,338	6,957
Long-term debt, less current portion	13,884	12,838
Deferred income taxes	179	196
Operating lease liabilities	225	173
Other liabilities	688	668
Total liabilities	23,314	20,832
Commitments and contingencies (Note 1 and 12)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of December 31, 2025 and 2024, $0.01 par value, 259.1 shares issued and 169.6 shares outstanding as of December 31, 2025; 258.2 shares issued and 176.1 shares outstanding as of December 31, 2024	11,378	11,143
Retained earnings	7,425	6,065
Treasury stock, at cost, 89.5 and 82.1 shares as of December 31, 2025 and 2024, respectively	(11,357)	(10,103)
Accumulated other comprehensive loss	(943)	(1,038)
Equity attributable to IQVIA Holdings Inc.’s stockholders	6,503	6,067
Noncontrolling interests	127	—
Total stockholders’ equity	6,630	6,067
Total liabilities and stockholders’ equity	$29,944	$26,899

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2025	2024	2023
Operating activities:
Net income	$1,361	$1,373	$1,358
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,144	1,114	1,125
Amortization of debt issuance costs and discount	23	21	18
Stock-based compensation	247	206	217
Earnings from unconsolidated affiliates	(22)	(5)	—
Gain on investments, net	(44)	(22)	(20)
Benefit from deferred income taxes	(180)	(129)	(269)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	60	182	(388)
Prepaid expenses and other assets	218	7	34
Accounts payable and accrued expenses	(96)	115	267
Unearned income	242	9	(29)
Income taxes payable and other liabilities	(299)	(155)	(164)
Net cash provided by operating activities	2,654	2,716	2,149
Investing activities:
Acquisition of property, equipment and software	(603)	(602)	(649)
Acquisition of businesses, net of cash acquired	(1,714)	(735)	(876)
Sales (purchases) of marketable securities, net	2	—	(6)
Investments in unconsolidated affiliates, net of payments received	(44)	(132)	(39)
Investments in debt and equity securities	(20)	(2)	(38)
Proceeds from sale of property, equipment and software	75	25	—
Other	(1)	2	5
Net cash used in investing activities	(2,305)	(1,444)	(1,603)
Financing activities:
Proceeds from issuance of debt	6,465	—	4,000
Payment of debt issuance costs	(42)	(1)	(50)
Repayment of debt and principal payments on finance leases	(5,193)	(172)	(2,873)
Proceeds from revolving credit facility	3,375	1,685	2,384
Repayment of revolving credit facility	(3,400)	(960)	(2,709)
Payments related to employee stock incentive plans, net	(67)	(64)	(61)
Repurchase of common stock	(1,244)	(1,350)	(992)
Contingent consideration and deferred purchase price payments	(33)	(16)	(81)
Other	(11)	—	—
Net cash used in financing activities	(150)	(878)	(382)
Effect of foreign currency exchange rate changes on cash	79	(68)	(4)
Increase in cash and cash equivalents	278	326	160
Cash and cash equivalents at beginning of period	1,702	1,376	1,216
Cash and cash equivalents at end of period	$1,980	$1,702	$1,376

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance, December 31, 2022	256.4	(70.7)	$3	$10,895	$3,334	$(7,740)	$(727)	$—	$5,765
Issuance of common stock	0.8	—	—	(61)	—	—	—	—	(61)
Repurchase of common stock	—	(5)	—	—	—	(1,001)	—	—	(1,001)
Stock-based compensation	—	—	—	191	—	—	—	—	191
Net income	—	—	—	—	1,358	—	—	—	1,358
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	(7)	—	(7)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	7	—	7
Foreign currency translation, net of tax	—	—	—	—	—	—	(89)	—	(89)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(51)	—	(51)
Balance, December 31, 2023	257.2	(75.7)	3	11,025	4,692	(8,741)	(867)	—	6,112
Issuance of common stock	1	—	—	(66)	—	—	—	—	(66)
Repurchase of common stock, net of tax	—	(6.4)	—	—	—	(1,362)	—	—	(1,362)
Stock-based compensation	—	—	—	181	—	—	—	—	181
Net income	—	—	—	—	1,373	—	—	—	1,373
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	53	—	53
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	7	—	7
Foreign currency translation, net of tax	—	—	—	—	—	—	(200)	—	(200)
Reclassification adjustments, net of tax	—	—	—	—	—	—	(31)	—	(31)
Balance, December 31, 2024	258.2	(82.1)	3	11,140	6,065	(10,103)	(1,038)	—	6,067
Issuance of common stock	0.9	—	—	8	—	—	—	—	8
Repurchase of common stock, net of tax	—	(7.4)	—	—	—	(1,254)	—	—	(1,254)
Stock-based compensation	—	—	—	227	—	—	—	—	227
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	126	126
Net income	—	—	—	—	1,360	—	—	1	1,361
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	(21)	—	(21)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	18	—	18
Foreign currency translation, net of tax	—	—	—	—	—	—	106	—	106
Reclassification adjustments, net of tax	—	—	—	—	—	—	(8)	—	(8)
Balance, December 31, 2025	259.1	(89.5)	$3	$11,375	$7,425	$(11,357)	$(943)	$127	$6,630

The accompanying notes are an integral part of these consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The Company

IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of clinical research services, commercial insights and healthcare intelligence to the life sciences and healthcare industries. IQVIA’s portfolio of solutions are powered by IQVIA Connected Intelligence™ to deliver actionable insights and services built on high-quality health data, Healthcare-grade AI®, advanced analytics, the latest technologies and extensive domain expertise. IQVIA is committed to using artificial intelligence ("AI") responsibly. With approximately 93,000 employees in over 100 countries, including experts in healthcare, life sciences, data science, technology and operational excellence, IQVIA is dedicated to accelerating the development and commercialization of innovative medical treatments to help improve patient outcomes and population health worldwide.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company, its subsidiaries and investments in which the Company has control. Amounts pertaining to the noncontrolling ownership interests held by third parties, if any, in the operating results and financial position of the Company’s majority-owned subsidiaries are reported as noncontrolling interests. Intercompany accounts and transactions have been eliminated in consolidation.

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

Business Combinations and Goodwill

The Company uses the acquisition method to account for business combinations, and accordingly, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree are recorded at their estimated fair values on the date of the acquisition. The Company uses significant judgments, estimates and assumptions in determining the estimated fair value of assets acquired, liabilities assumed and noncontrolling interests including expected future cash flows, and discount rates that reflect the risk associated with the expected future cash flows and estimated useful lives.

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

Included in software and related assets is the capitalized cost of internal-use software used in supporting the Company’s business. Qualifying costs incurred during the application development stage are capitalized and amortized over their estimated useful lives. Costs are capitalized from completion of the preliminary project stage and when it is considered probable that the software will be used to perform its intended function, up until the time the software is placed into service. The Company recognized $504 million, $472 million and $475 million of amortization expense for the years ended December 31, 2025, 2024 and 2023, respectively, related to software and related assets.

The carrying values of property, equipment and intangible and other long-lived assets are reviewed for recoverability at the asset grouping level to determine if the facts and circumstances suggest that a potential impairment may have occurred. If this review indicates that carrying values will not be recoverable, as determined based on undiscounted cash flow projections, the Company will record an impairment charge to reduce carrying values to estimated fair value. There were no significant impairments recognized in the years ended December 31, 2025, 2024 and 2023.

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

Recently Issued Accounting Standards

Accounting pronouncements recently adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU require additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The Company adopted this new accounting guidance on January 1, 2025. See Note 16 for the Company's income tax disclosures which have been expanded to comply with the new guidance.

Accounting pronouncements issued but not adopted as of December 31, 2025
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), to improve the disclosures about an entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance requires additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods, and will be effective for the Company in the annual period beginning January 1, 2027, and interim periods beginning January 1, 2028. The Company is assessing the impacts of this ASU on its disclosures within the consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for internal-use software costs. The new guidance amends the existing standard that refers to various stages of a software development project to align better with current software development methods. Under the new guidance, entities will start capitalizing eligible costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The new guidance will be effective for the Company for interim and annual periods beginning January 1, 2028. The Company is assessing the impacts of this ASU on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities, to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. The overall principle of the new standard is that a government grant is recognized in earnings in the same periods that the costs for which the grant was intended to compensate are recognized. However, a government grant cannot be recognized until it is probable that the company will comply with the conditions attached to the grant and the grant will be received. The new guidance requires that a grant related to an asset be recognized on the balance sheet as a business entity incurs the related costs for which the grant is intended to compensate, either as deferred income (the deferred income approach), or an adjustment to the cost basis in determining the carrying amount of the asset (the cost accumulation approach). The new guidance will be effective for the Company for interim and annual periods beginning January 1, 2029. The Company is assessing the impacts of this ASU on its consolidated financial statements.

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations

The Company attributes revenues to geographical region based upon where the services are performed. The following tables represent revenues by geographical region and reportable segment for the years ended December 31, 2025, 2024 and 2023:

	December 31, 2025
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$3,363	$4,105	$277	$7,745
Europe and Africa	2,646	2,273	266	5,185
Asia-Pacific	617	2,518	245	3,380
Total revenues	$6,626	$8,896	$788	$16,310

	December 31, 2024
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$3,182	$3,894	$280	$7,356
Europe and Africa	2,397	2,304	219	4,920
Asia-Pacific	581	2,329	219	3,129
Total revenues	$6,160	$8,527	$718	$15,405

	December 31, 2023
(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Total
Revenues:
Americas	$3,091	$4,157	$304	$7,552
Europe and Africa	2,156	2,103	200	4,459
Asia-Pacific	615	2,135	223	2,973
Total revenues	$5,862	$8,395	$727	$14,984

When attributing revenues to individual countries based upon where the services are performed, no individual country, except for the United States, accounted for 10% or more of total revenues for the years ended December 31, 2025, 2024 and 2023. For the years ended December 31, 2025, 2024 and 2023, revenues in the United States accounted for approximately 42%, 42%, and 45% of total revenues, respectively, using this revenue attribution approach.

No individual customer represented 10% or more of total revenues for the years ended December 31, 2025, 2024 and 2023.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2025, approximately $34.2 billion of revenues are expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenues on approximately 30% of these remaining performance obligations over the next twelve months, on approximately 85% over the next five years, with the balance recognized thereafter. Most of the Company's remaining performance obligations where revenues are expected to be recognized beyond the next twelve months are for service contracts for clinical research in the Company's Research & Development Solutions segment. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.

3. Trade Accounts Receivable, Unbilled Services and Unearned Income

Trade accounts receivables and unbilled services consist of the following:

	December 31,
(in millions)	2025	2024
Trade accounts receivable	$1,668	$1,390
Unbilled services	1,783	1,856
Trade accounts receivable and unbilled services	3,451	3,246
Allowance for doubtful accounts	(51)	(42)
Trade accounts receivable and unbilled services, net	$3,400	$3,204

Unbilled services and unearned income were as follows:

	December 31,
(in millions)	2025	2024	Change
Unbilled services	$1,783	$1,856	$(73)
Unearned income	(2,118)	(1,779)	(339)
Net balance	$(335)	$77	$(412)

Unbilled services, which is comprised of approximately 71% and 69% of unbilled receivables and 29% and 31% of contract assets as of December 31, 2025 and December 31, 2024, respectively, decreased by $73 million as compared to December 31, 2024. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $339 million over the same period resulting in a decrease of $412 million in the net balance of unbilled services and unearned income between December 31, 2025 and 2024. The change in the net balance is driven by the difference in timing of revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers, primarily related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is primarily based on certain milestones.

The majority of the unearned income balance as of the beginning of the year was recognized in revenues during the year ended December 31, 2025.

Bad debt expense recognized on the Company’s receivables and unbilled services was immaterial for the years ended December 31, 2025, 2024 and 2023.

Accounts Receivable Factoring Arrangements

The Company has accounts receivable factoring agreements to sell certain eligible unsecured trade accounts receivable, either based on automatic arrangements or at its option, without recourse, to unrelated third-party financial institutions for cash. For the year ended December 31, 2025, through its accounts receivable factoring arrangements that the Company utilizes most frequently, the Company factored approximately $704 million of customer invoices on a non-recourse basis and received approximately $698 million in cash proceeds from the sales. For the year ended December 31, 2024, through these same accounts receivable factoring arrangements, the Company factored approximately $678 million of customer invoices on a non-recourse basis and received approximately $666 million in cash proceeds from the sales. The fees associated with these transactions were immaterial. The Company has other accounts receivable arrangements for which the activity associated with them is immaterial.

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

Unconsolidated Affiliates

The Company accounts for its investments in unconsolidated affiliates under the equity method of accounting and records its pro rata share of its losses or earnings from these investments in equity in earnings of unconsolidated affiliates. The following is a summary of the Company’s investments in unconsolidated affiliates:

	December 31,
(in millions)	2025	2024
NovaQuest Pharma Opportunities Fund V, L.P. (“NQ Fund V”)	$33	$36
NovaQuest Private Equity Fund I, L.P. (“NQ PE Fund I”)	10	11
RxWare (formerly "Helparound")	7	2
NovaQuest Pharma Opportunities Fund IV, L.P. (“NQ Fund IV”)	4	4
Longwood Fund V, L.P. ("Longwood")	4	6
NostraData Pty Ltd.	—	17
Other	266	190
	$324	$266

Variable Interest Entities

As of December 31, 2025, the Company’s investments in unconsolidated variable interest entities (“VIEs”) and its estimated maximum exposure to loss were as follows:

(in millions)	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
NQ Fund V	$33	$40
NQ PE Fund I	10	11
Longwood	4	5
NQ Fund IV	4	4
Other	251	635
	$302	$695

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

On January 3, 2023, the Company entered into interest rate swaps with a combined notional value of $1,000 million in an effort to limit its exposure to changes in the variable interest rate on its Senior Secured Credit Facilities (see Note 10 for additional information). Interest on the swaps began accruing on December 30, 2022 and the swaps expired on December 31, 2025. The Company paid a fixed rate of 4.10% and received a variable rate of interest equal to one-month Term SOFR on the swaps.

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

The fair value of these interest rate swaps represents the present value of the anticipated net payments the Company will make to the counterparties, which, when they occur, are reflected as interest expense on the consolidated statements of income. These interest rate swaps result in a total debt mix of approximately 73% fixed rate debt and 27% variable rate debt.

Foreign Exchange Risk Management

The Company transacts business in more than 100 countries and is subject to risks associated with fluctuating foreign exchange rates. Accordingly, the Company enters into foreign currency forward contracts to hedge certain forecasted foreign exchange cash flows arising from service contracts (“Service Contract Hedging”). It is the Company’s policy to enter into foreign currency forward contracts only to the extent necessary to reduce earnings and cash flow volatility associated with foreign exchange rate movements. The Company does not enter into foreign currency forward contracts for investment or speculative purposes. The principal currency hedged in 2025 was the British Pound.

Service Contract Hedging contracts are designated as cash flow hedges and are carried at fair value, with changes in the fair value recorded to AOCI. The change in fair value is reclassified from AOCI to earnings in the period in which the hedged transaction occurs. These contracts have various expiration dates through September 2026.

As of December 31, 2025 and 2024, the Company had open Service Contract Hedging contracts to hedge certain forecasted foreign currency cash flow transactions occurring in 2026 and 2025 with notional amounts totaling $127 million and $108 million, respectively. For accounting purposes these hedges are considered highly effective. As of December 31, 2025 and 2024, the Company had recorded gross unrealized gains (losses) of $— million and $— million, and $— million and $(2) million, respectively, related to these contracts. Upon expiration of the hedge instruments in 2025, the Company reclassified the unrealized holding gains and losses on the derivative instruments included in AOCI into earnings. The unrealized losses are included in other current liabilities on the accompanying consolidated balance sheet as of December 31, 2024.

Net Investment Risk Management, Euro Denominated Notes

As of December 31, 2025, the portion of the Company's foreign currency denominated debt balance that was designated as a hedge of its net investment in certain foreign subsidiaries totaled approximately €2,955 million ($3,469 million). The amount of foreign exchange (losses) gains related to this net investment hedge included in the cumulative translation adjustment component of AOCI was $(394) million, $186 million, and $(102) million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
On February 3, 2025, the Company terminated its existing cross-currency swap agreements and entered into new cross-currency swap agreements for the same purpose and with substantially similar terms as the previous swaps. The new $1,250 million swaps expire in February 2029 at the time of the senior secured notes to which they are related, and the Company will receive semiannual interest payments on February 1 and August 1 from the counterparties based on a fixed interest rate until maturity of these agreements. The effective net borrowing rate to the Company is approximately 4.1071%, inclusive of the yield on the notes and the beneficial impact of the cross-currency swaps. The new $1,485 million swaps expire in January 2031 at the time of the term loans to which they are related, and the Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of these agreements. The notional amount of the $1,485 million swaps will decrease over time in connection with the related term loans. The effective net borrowing rate to the Company is approximately 4.0610%, inclusive of the yield on the notes, the beneficial impact of the cross-currency swaps and of the interest rate swaps entered on November 17, 2023 as noted above. The Company designated these new cross-currency swap agreements as a hedge of its net investment in certain foreign subsidiaries.
The Company does not enter into cross-currency swaps for investment or speculative purposes. For the years ended December 31, 2025, 2024 and 2023, the Company recorded (losses) gains of $(361) million, $147 million, and $(108) million, respectively, within AOCI as a result of these cross-currency swaps. The Company recognized $44 million, $36 million, and $3 million related to the excluded component as a reduction of interest expense for the years ended December 31, 2025, 2024 and 2023, respectively.

The fair values of the Company’s derivative instruments, on a gross basis, and the line items on the accompanying consolidated balance sheets to which they were recorded are summarized in the following table:

		December 31, 2025			December 31, 2024
(in millions)	Balance Sheet Classification	Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$—	$45	$1,470	$—	$5	$2,485
Cross-currency swaps	Other assets and other current liabilities	—	322	2,720	39	—	2,735
Foreign exchange forward contracts	Other current liabilities	—	—	127	—	2	108
Total derivatives		$—	$367		$39	$7

The pre-tax effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Year Ended December 31,
(in millions)	2025	2024	2023
Interest rate swaps	$(40)	$33	$(80)
Foreign exchange forward contracts	2	(4)	2
Total	$(38)	$29	$(78)

The Company expects $7 million of pre-tax unrealized losses related to its foreign exchange contracts and interest rate derivatives included in AOCI as of December 31, 2025 to be reclassified into earnings within the next twelve months. The total amount, net of income taxes, of the cash flow hedge effect on the accompanying consolidated statements of income was $8 million, $31 million, and $51 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values as of December 31, 2025 and 2024 due to their short-term nature. As of December 31, 2025 and 2024, the fair value of total debt was $15,935 million and $13,966 million, respectively, as determined under Level 2 measurements for these financial instruments.

Recurring Fair Value Measurements

The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of December 31, 2025:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$203	$—	$—	$203
Derivatives	—	—	—	—
Total	$203	$—	$—	$203
Liabilities:
Derivatives	$—	$367	$—	$367
Contingent consideration	—	—	105	105
Total	$—	$367	$105	$472

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

Contingent consideration—The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenues performance targets and operating forecasts) and the probability of achieving the specific targets. Based on the assessments of the probability of achieving specific targets, as of December 31, 2025 the Company has accrued approximately 67% of the maximum contingent consideration payments that could potentially become payable.

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31:

	Contingent Consideration
(in millions)	2025	2024	2023
Balance as of January 1	$102	$106	$173
Business combinations	59	77	64
Contingent consideration paid	(22)	(10)	(73)
Revaluations included in earnings and foreign currency translation adjustments	(34)	(71)	(58)
Balance as of December 31	$105	$102	$106

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

Non-recurring Fair Value Measurements

Certain assets are carried on the accompanying consolidated balance sheets at cost and are not remeasured to fair value on a recurring basis. As of December 31, 2025, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled $21,968 million and were identified as Level 3. These assets are comprised of debt investments and cost and equity method investments of $390 million, goodwill of $16,616 million and other identifiable intangibles, net of $4,962 million.

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

Goodwill—Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets resulting from business combinations. The recoverability of goodwill is evaluated annually for impairment, or if and when events or circumstances indicate a possible impairment. For the year ended December 31, 2025, the Company elected to perform a qualitative impairment assessment. This includes a qualitative analysis of macroeconomic conditions, industry and market considerations, cost factors, financial performance, fair value history and other company specific events. If this qualitative analysis indicates that it is more likely than not that the estimated fair value is less than the carrying value for the respective reporting unit, the Company would then need to calculate the fair value of the reporting unit. If the reporting unit calculated fair value is less than the carrying amount, the Company would record an impairment charge for the difference, with the impairment charge not to exceed the carrying amount of Goodwill. See Note 8 for additional information.

Other Identifiable Intangibles, Net—If a triggering event occurs, the Company determines the estimated fair value of definite-lived intangible assets by determining the present value of the expected cash flows. See Note 8 for additional information.

7. Property and Equipment

The major classes of property and equipment were as follows:

	December 31,
(in millions)	2025	2024
Land, buildings and leasehold improvements	$385	$367
Equipment	903	840
Transportation equipment	88	85
Furniture and fixtures	62	62
Property and equipment, gross	1,438	1,354
Less accumulated depreciation	(905)	(819)
Property and equipment, net	$533	$535

Property and equipment depreciation expense was as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Depreciation expense	$160	$149	$151

8. Goodwill and Other Identifiable Intangible Assets

As of December 31, 2025, the Company has $4,962 million of other identifiable intangible assets. Amortization expense associated with other identifiable definite-lived intangible assets was as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Amortization expense	$984	$965	$974

Estimated amortization expense for existing other identifiable intangible assets is expected to be approximately $976 million, $850 million, $706 million, $562 million and $411 million for the years ending December 31, 2026, 2027, 2028, 2029 and 2030, respectively. Estimated amortization expense can be affected by various factors such as future acquisitions, divestitures, abandonments or impairments.

The following is a summary of other identifiable intangible assets:

	December 31, 2025			December 31, 2024
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived identifiable intangible assets:
Client relationships and backlog	$6,653	$(3,566)	$3,087	$5,690	$(2,966)	$2,724
Software and related assets	4,466	(2,782)	1,684	3,914	(2,358)	1,556
Trademarks, trade names and other	570	(406)	164	539	(350)	189
Databases	1,892	(1,873)	19	1,773	(1,751)	22
Non-compete agreements	11	(3)	8	14	(6)	8
	$13,592	$(8,630)	$4,962	$11,930	$(7,431)	$4,499

The following is a summary of goodwill by reportable segment for the years ended December 31, 2025 and 2024:

(in millions)	Technology & Analytics Solutions	Research & Development Solutions	Contract Sales & Medical Solutions	Consolidated
Balance as of December 31, 2023	$11,976	$2,439	$152	$14,567
Business combinations	346	186	—	532
Impact of foreign currency fluctuations and other	(365)	(17)	(7)	(389)
Balance as of December 31, 2024	11,957	2,608	145	14,710
Business combinations	865	394	20	1,279
Impact of foreign currency fluctuations and other	602	23	2	627
Balance as of December 31, 2025	$13,424	$3,025	$167	$16,616

There were no goodwill impairment losses for the years ended December 31, 2025, 2024 and 2023.

Effective January 1, 2026, the Company's reportable segments consist of Commercial Solutions and Research & Development Solutions. See Note 20 for further details. This change in management reporting necessitates the reallocation of goodwill between the two reportable segments and the performance of a goodwill impairment test, which the Company will perform in 2026.

9. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
(in millions)	2025	2024
Client contract related	$1,393	$1,458
Compensation, including bonuses, fringe benefits and payroll taxes	901	905
Professional fees	96	75
Contingent consideration and deferred purchase price	41	49
Interest	85	81
Restructuring	31	21
Other	424	359
	$2,971	$2,948

10. Credit Arrangements

The following is a summary of the Company’s revolving credit facilities as of December 31, 2025:

Facility	Interest Rates
$2,000 million (revolving credit facility)	U.S. Dollar Term SOFR plus a margin of 1.25% as of December 31, 2025
$110 million (receivables financing facility)	U.S. Dollar Term SOFR plus a margin of 1.00% plus a 10 basis credit spread adjustment as of December 31, 2025

The following table summarizes the Company’s debt at the dates indicated:

	December 31,
(dollars in millions)	2025	2024
Revolving Credit Facility due 2030:
U.S. Dollar denominated borrowings—U.S. Dollar Term SOFR at average floating rates of 4.97%	$800	$825
Senior Secured Credit Facilities:
Term A Loan due 2026—U.S. Dollar Term SOFR at floating rates of —%	—	1,197
Term A Loan due 2026—Euribor at floating rates of —%	—	272
Term A Loan due 2030—Euribor at floating rates of 3.33%	290	—
Term A Loan due 2027—U.S. Dollar Term SOFR at floating rates of —%	—	1,094
Term A Loan due 2030—U.S. Dollar Term SOFR at floating rates of 4.99%	2,162	—
Term B Loan due 2025—Euribor at floating rates of —%	—	542
Term B Loan due 2031—U.S Dollar Term SOFR at floating rates of —%	—	1,485
Term B Loan due 2031—U.S Dollar Term SOFR at floating rates of 5.42%	1,965	—
5.700% Senior Secured Notes due 2028—U.S. Dollar denominated	750	750
6.250% Senior Secured Notes due 2029—U.S. Dollar denominated	1,250	1,250
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
6.500% Senior Notes due 2030—U.S. Dollar denominated	500	500
6.250% Senior Notes due 2032—U.S. Dollar denominated	2,000	—
2.875% Senior Notes due 2025—Euro denominated	—	436
2.25% Senior Notes due 2028—Euro denominated	845	748
2.875% Senior Notes due 2028—Euro denominated	835	739
1.750% Senior Notes due 2026—Euro denominated	646	572
2.250% Senior Notes due 2029—Euro denominated	1,057	935
Receivables financing facility due 2027—U.S. Dollar Term SOFR at floating rates of 5.00%
Revolving Loan Commitment	110	110
Term Loan	440	440
Principal amount of debt	15,800	14,045
Less: unamortized discount and debt issuance costs	(76)	(62)
Less: current portion	(1,840)	(1,145)
Long-term debt	$13,884	$12,838

Contractual maturities of long-term debt as of December 31, 2025 are as follows:

(in millions)
2026	$1,840
2027	1,794
2028	2,574
2029	2,451
2030	3,275
Thereafter	3,866
$15,800

Senior Secured Credit Facilities

On December 9, 2025, the Company entered into an amendment to its Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) among IQVIA Inc., a wholly owned subsidiary of the Company, the Company, IQVIA RDS Inc., a wholly owned subsidiary of the Company, the other guarantors party thereto, Bank of America, N.A., as administrative agent and as collateral agent, and the Lenders (as defined therein) party thereto, to (i) refinance (x) its Term A-1 Dollar Loans (as defined in the Credit Agreement) and its Term A-2 Dollar Loans (as defined in the Credit Agreement) into a new class of term A dollar loans, (y) its Term A Euro Loans (as defined in the Credit Agreement) into a new class of term A euro loans and (z) all current U.S. Revolving Credit Commitments, Japanese Revolving Credit Commitments and Swiss/Multicurrency Revolving Credit Commitments (each as defined in the Credit Agreement) into a new class of revolving credit commitments available in U.S. dollars, (ii) to reduce the interest rate applicable to term A loans denominated in U.S. dollars and revolving credit loans denominated in U.S. dollars by eliminating the term SOFR credit spread adjustment, and (iii) to release the Swiss Subsidiary Borrower and the Japanese Subsidiary Borrower (each as defined in the Credit Agreement) from all obligations as borrowers under and party to the Credit Agreement. In connection with this amendment, the Company recognized a $2 million loss on extinguishment of debt, which includes fees and related expenses.

On March 10, 2025, the Company entered into an amendment to its Credit Agreement among IQVIA Inc., a wholly owned subsidiary of the Company, the Company, IQVIA RDS Inc., a wholly owned subsidiary of the Company, the other guarantors party thereto, Bank of America, N.A., as administrative agent and as collateral agent, and the Lenders (as defined therein) party thereto. This amendment, among other changes, established a new incremental Term B-5 dollar loan facility in an aggregate principal amount equal to $1,985 million (the “Incremental Term B-5 Dollar Facility”). Proceeds of the Incremental Term B-5 Dollar Facility were applied to (a) refinance the existing Term B-4 dollar loans and (b) repay in full the existing Term B-2 Euro loans. The interest rates for borrowings under the Incremental Term B-5 Dollar Facility are based on the SOFR plus an applicable margin of 1.75% per annum. In connection with this amendment, the Company recognized a $4 million loss on extinguishment of debt, which includes fees and related expenses.

As of December 31, 2025, the Credit Agreement provided financing through several senior secured credit facilities of up to $6,412 million, which consisted of $5,217 million principal amounts of debt outstanding (as detailed in the table above), and $1,195 million of available borrowing capacity on the $2,000 million revolving credit facility and standby letters of credit. The revolving credit facility is comprised of a $2,000 million senior secured revolving facility available in U.S. dollars.

2024 Financing Transactions

None

Senior Secured Notes

2024 Financing Transactions

In February 2024, the Issuer completed an exchange offer in which it issued $1,250 million aggregate principal amount of 6.250% Senior Secured Notes due 2029 registered under the Securities Act (the “2029 Registered Notes”) and $750 million aggregate principal amount of 5.700% Senior Secured Notes due 2028 registered under the Securities Act (the “2028 Registered Notes” and, together with the 2029 Registered Notes, the 2029 Senior Secured Notes, and the 2028 Senior Secured Notes, the “Notes”) in exchange for the same principal amount and substantially identical terms of the 6.250% senior secured notes due 2029 (the “2029 Senior Secured Notes”) and 5.700% senior secured notes due 2028 (the “2028 Senior Secured Notes”) which had been issued in November 2023 and May 2023, respectively.

Senior Notes

2025 Financing Transactions

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

During the twelve months ended December 31, 2025, the Company's Euro denominated 2.875% Senior Notes due 2025 matured and were repaid.

2024 Financing Transactions

None

Receivables Financing Facility

On October 1, 2024, the Company amended its receivables financing facility to extend the term of the $550 million facility to October 1, 2027. Under the receivables financing facility, certain of the Company's accounts receivable are sold on a non-recourse basis by certain of the Company's consolidated subsidiaries (each, an “Originator”) to another of the Company's consolidated subsidiaries, a bankruptcy-remote special purpose entity (the “SPE”). The SPE obtained a term loan and revolving loan commitment from a third-party lender, secured by liens on the assets of the SPE, to finance the purchase of the accounts receivable, which includes a $440 million term loan and a $110 million revolving loan commitment. As of December 31, 2025, no additional amounts of revolving loans were available under the receivables financing facility. The Company has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under the receivables financing facility. The assets of the SPE are not available to satisfy any of the Company’s obligations or any obligations of its subsidiaries. As of December 31, 2025, approximately $1,565 million of the Company's trade accounts receivable and unbilled services were pledged as collateral to secure the facility.

Restrictive Covenants

The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. As of December 31, 2025, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.

11. Leases

The Company has operating leases for corporate offices, data centers, motor vehicles and certain equipment, many of which contain renewal and escalation clauses. These operating leases primarily expire at various dates through 2037 with options to cancel certain leases at various intervals. The Company also has finance leases for offices and lab spaces that expire at various dates through 2048.

The components of lease expense were as follows:

		Year Ended December 31,
(in millions)	Classification	2025	2024	2023
Operating lease cost (1)	Selling, general and administrative expenses	$160	$158	$160
Finance lease cost (1)	Depreciation and amortization, and Interest expense	18	18	18
Total lease cost		$178	$176	$178
(1) Includes short-term and variable lease costs, which are immaterial.

Other information related to leases was as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Supplemental Cash Flow:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$157	$160	$175
Operating cash flows for finance leases	$8	$8	$8
Financing cash flows for finance leases	$5	$5	$3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$133	$58	$59
Weighted Average Remaining Lease Term:
Operating leases	5.35 years	4.58 years	4.61 years
Finance leases	18.74 years	19.73 years	20.67 years
Weighted Average Discount Rate:
Operating leases	5.24%	4.57%	3.81%
Finance leases	3.90%	3.90%	3.88%

Future minimum lease payments under non-cancellable leases as of December 31, 2025 were as follows:

(in millions)	Operating Leases	Finance Leases
2026	$107	$13
2027	82	14
2028	59	14
2029	38	14
2030	26	15
Thereafter	51	256
Total future minimum lease payments	363	326
Less imputed interest	(45)	(108)
Total	$318	$218
Reported as of December 31, 2025:
Other current liabilities	$93	$6
Operating lease liabilities	225	—
Other liabilities	—	212
Total	$318	$218

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

13. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued and outstanding as of December 31, 2025 or 2024.

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

As of December 31, 2025, the Company had remaining authorization to repurchase up to $1,769 million of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

There were no equity offerings during the years ended December 31, 2025, 2024 and 2023.

Summary

Below is a summary of the share repurchases made under the Repurchase Program:

	Year Ended December 31,
(in millions, except per share data)	2025	2024	2023
Number of shares of common stock repurchased	7.4	6.4	5.0
Aggregate purchase price	$1,244	$1,350	$992
Average price per share	$169.13	$209.68	$196.89

14. Business Combinations

The Company completed several individually immaterial acquisitions during the years ended December 31, 2025 and 2024. The Company’s assessment of fair value, including the valuation of certain acquired intangibles and noncontrolling interests ("NCI"), and the purchase price allocation related to the acquisitions that occurred during the year ended December 31, 2025 is preliminary and subject to change upon completion. Further adjustments, largely related to acquired intangible assets and related deferred taxes, may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The Company recorded goodwill from these acquisitions, primarily attributable to assembled workforce, expected synergies and new customer relationships. The fair value of the NCI as of the acquisition date was based on fair value assessments, primarily using an income approach and applying the NCI’s ownership percentage. The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented as pro forma results of operations would not be materially different to the actual results of operations of the Company.

The following table provides certain preliminary financial information for these acquisitions:

	Year Ended December 31,
(in millions)	2025	2024
Assets acquired:
Cash and cash equivalents	$90	$28
Accounts receivable	137	68
Other assets	85	60
Goodwill	1,279	532
Other identifiable intangibles	777	313
Liabilities assumed:
Other liabilities	(130)	(114)
Deferred income taxes, long-term	(128)	(40)
Net assets acquired (1)(2)	$2,110	$847
Fair value of noncontrolling interests(3)	126	—
Fair value of controlling interests acquired	$1,984	$847
(1) Net assets acquired include contingent consideration and deferred purchase price of $66 million and $84 million for the years ended December 31, 2025 and 2024, respectively, and $141 million related to NCI and the net assets of the step acquisition disclosed in (3) below for the year ended December 31, 2025.
(2) During the year ended December 31, 2025, the Company acquired an entity in which it previously held a convertible note instrument of approximately $43 million, and the net assets acquired are included here. As part of the transaction, the Company recorded a gain of approximately $56 million, which is recorded within other income, net, on the accompanying consolidated statements of income.
(3) Includes $8 million for the year ended December 31, 2025, related to a step acquisition through which the Company gained a controlling interest in, and therefore consolidated, an entity in which it previously held an investment in an unconsolidated affiliate. The remaining balance relates to another acquisition with NCI.

The portion of goodwill deductible for income tax purposes was preliminarily assessed as $342 million and $343 million for the years ended December 31, 2025 and 2024, respectively.

The following table provides a summary of the preliminary estimated fair value of certain intangible assets acquired:

					Year Ended December 31,
(in millions)	Amortization Period				2025	2024
Other identifiable intangibles:
Client relationships	9	-	17	years	$596	$257
Software and related assets	2	-	9	years	121	10
Backlog	1	-	4	years	45	28
Trade names	3	-	5	years	7	6
Databases			2	years	6	5
Non-compete agreements	2	-	5	years	2	7
Total Other identifiable intangibles					$777	$313

15. Restructuring

The Company has continued to take restructuring actions in the year ended December 31, 2025 to align its resources and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These actions include consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements. These restructuring actions are expected to continue into 2026.

The management approved plans resulted in $105 million, $67 million and $84 million of restructuring expense, net of reversals, which consisted primarily of severance and other exit-related costs in the years ended December 31, 2025, 2024 and 2023, respectively.

The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs
Balance as of December 31, 2023	$36
Expense, net of reversals	67
Payments	(81)
Foreign currency translation and other	(1)
Balance as of December 31, 2024	$21
Expense, net of reversals	105
Payments	(97)
Foreign currency translation and other	2
Balance as of December 31, 2025	$31

The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management, including the Company's chief operating decision maker. The Company expects the majority of the restructuring accruals as of December 31, 2025 will be paid in 2026.

16. Income Taxes

The components of income before income taxes and equity in earnings of unconsolidated affiliates are as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Domestic	$94	$214	$108
Foreign	1,497	1,455	1,351
	$1,591	$1,669	$1,459

The components of income tax expense attributable to continuing operations are as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Current expense:
Federal and state	$49	$44	$21
Foreign	383	386	349
	432	430	370
Deferred (benefit) expense:
Federal and state	(132)	(116)	(236)
Foreign	(48)	(13)	(33)
	(180)	(129)	(269)
	$252	$301	$101

The differences between the Company’s consolidated income tax expense attributable to continuing operations and the expense computed at the United States statutory income tax rate of 21% were as follows:

	Year Ended December 31,
(in millions)	2025
Federal income tax expense at statutory rate	$334	21.0%
Foreign tax effects	23	1.4%
Effect of cross-border tax laws
Foreign Derived Intangible Income ("FDII")	(57)	(3.6)%
Foreign earnings subject to US tax, net of related foreign tax credits	(56)	(3.5)%
Change in unrecognized tax benefits	11	0.7%
Other	(3)	(0.2)%
	$252	15.8%

	Year Ended December 31,
(in millions)	2024	2023
Federal income tax expense at statutory rate	$351	$306
State and local income taxes, net of federal effect	9	16
Research and development	(28)	(25)
United States taxes recorded on foreign earnings(*)	(79)	(41)
Tax contingencies	14	17
Foreign Derived Intangible Income (“FDII”)	(56)	(53)
Foreign rate differential	87	45
Equity compensation	3	—
Valuation Allowance Release	—	(102)
Basis Difference Reversal	—	(61)
Other	—	(1)
	$301	$101
(*) Includes impact of GILTI, and other U.S. taxes on foreign earnings.

The Company's effective income tax rate was 15.8%, 18.0%, and 6.9% for the years ending December 31, 2025, 2024 and 2023, respectively. The Company's effective income tax rate for the year ended December 31, 2025 was favorably impacted due to changes in the geographical mix of earnings amongst the United States and foreign tax jurisdictions, compared to the Company's effective income tax rate for the year ended December 31, 2024.

The Company's effective income tax rate for the year ended December 31, 2023, was favorably impacted due to the completion of an internal legal entity restructuring that resulted in a benefit of $125 million. Historically, the Company recorded deferred tax assets related to certain foreign tax credits, and a full valuation allowance in relation to these foreign tax credits was established as it was not expected the credits would be utilized prior to expiration. During 2023, the Company decided it was reasonably possible that these foreign tax credits will be utilized and therefore recorded a tax benefit of $64 million related to the valuation allowance release and established related uncertain tax positions. Additionally, due to the restructuring the Company also reversed a deferred tax liability of $61 million due to a basis difference that was recovered in a tax-free manner. The effective tax rate for the year ended December 31, 2023 was also favorably impacted by a reversal of uncertain tax positions relating to tax credit carryforwards in the amount of $21 million due to an audit settlement.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act ("OBBBA"), which includes several changes to U.S. federal income tax law, including the temporary and permanent extension, of expiring provisions of the Tax Cuts and Jobs Act of 2017. The impacts of the OBBBA did not have a material impact on the 2025 consolidated financial statements, however the Company will continue to evaluate impacts to future periods.

On December 12, 2022, the European Union member states agreed to implement the Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two global corporate minimum tax, which establishes a 15% minimum effective tax rate for multinational enterprises with consolidated revenues of at least €750 million. Certain components of Pillar Two became effective in various jurisdictions beginning in 2024. The Company has continued to evaluate the effects of Pillar Two through the end of 2025 and concluded that its adoption did not have a material impact on the Company's consolidated financial statements for the periods presented. On January 5, 2026, the OECD Inclusive Framework released Administrative Guidance introducing a "side-by-side" safe harbor regime, under which U.S. parented multinational groups may be excluded from Pillar Two's Income Inclusion Rule ("IIR") and Undertaxed Profits Rule ("UTPR"), in recognition of the U.S. tax system's existing minimum tax framework. The Company will continue to monitor and evaluate this administrative guidance in the context of jurisdictions that adopt it. Based on the Company's current analysis, this guidance does not change the Company's conclusion regarding the absence of a material impact for the current year.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $6,689 million as of December 31, 2025. The Company does not consider any of its foreign earnings as indefinitely reinvested.

The income tax effects of temporary differences from continuing operations that give rise to significant portions of deferred income tax assets (liabilities) are presented below:

	December 31,
(in millions)	2025	2024
Deferred income tax assets:
Net operating loss and other loss carryforwards	$193	$176
Tax credit carryforwards	230	292
Accrued expenses and unearned income	287	106
Employee benefits	169	180
U.S. interest expense limitation	65	93
Foreign exchange on debt instruments	106	—
Other	85	86
Total deferred income tax assets	1,135	933
Valuation allowance for deferred income tax assets	(206)	(196)
Total deferred income tax assets (net of valuation allowance)	929	737
Deferred income tax liabilities:
Amortization and depreciation	(644)	(545)
Foreign exchange on debt instruments	—	(104)
Other	(106)	(90)
Total deferred income tax liabilities	(750)	(739)
Net deferred income tax assets (liabilities)	$179	$(2)

During the year ended December 31, 2025, the net deferred income tax assets increased primarily due to foreign exchange revaluation of debt instruments.

The Company had federal, state and local, and foreign tax loss carryforwards and tax credits, the tax effect of which was $501 million as of December 31, 2025. Of this amount, $38 million has an indefinite carryforward period, and the remaining $463 million expires at various times beginning in 2026. Some of the federal losses are subject to limitations under the Internal Revenue Code, however, management expects these losses to be utilized during the carryforward periods.

In the year ended December 31, 2025, the Company increased its valuation allowance by $10 million to $206 million as of December 31, 2025 from $196 million as of December 31, 2024. The valuation allowance increased primarily due to current year state tax expenses on foreign exchange revaluations on debt instruments offset by use of U.S. state net operating losses.

A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits is presented below:

	Year Ended December 31,
(in millions)	2025	2024	2023
Balance as of January 1	$146	$140	$122
Additions based on tax positions related to the current year	15	15	53
Additions for income tax positions of prior years	5	17	8
Impact of changes in exchange rates	2	(2)	1
Settlements with tax authorities	(3)	(1)	(6)
Reductions for income tax positions of prior years	(4)	(18)	(25)
Reductions due to the lapse of the applicable statute of limitations	(7)	(5)	(13)
Balance as of December 31	$154	$146	$140

As of December 31, 2025, the Company had total gross unrecognized income tax benefits of $136 million associated with over 100 jurisdictions in which the Company conducts business that, if recognized, would reduce the Company’s effective income tax rate.

The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying consolidated statements of income. In the years ended December 31, 2025, 2024 and 2023, the amount of interest and penalties recorded as an addition to income tax expense in the accompanying consolidated statements of income was $3 million, $6 million and $— million, respectively. As of December 31, 2025, and 2024, the Company had accrued approximately $29 million and $26 million, respectively, of interest and penalties.

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

United States	2022-2024
India	2006-2025
Japan	2019-2024
United Kingdom	2023-2024
Switzerland	2022-2024
Singapore	2019-2024

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

The components of income taxes paid, net of refunds (inclusive of withholding taxes), are presented below:

(in millions)	Year Ended December 31, 2025
United Kingdom	$105
Singapore	47
Japan	37
India	28
Other	178
Total income taxes paid, net of refunds (inclusive of withholding taxes)	$395

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

The following table summarizes changes in the benefit obligation, the plan assets and the funded status of the pension benefit plans:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31,
(in millions)	2025	2024	2025	2024
Obligation and funded status:
Change in benefit obligation:
Projected benefit obligation at beginning of year	$443	$434	$553	$525
Service cost	10	10	39	35
Interest cost	24	22	20	17
Actuarial losses (gains)	9	(9)	(10)	(2)
Business combinations	—	—	6	—
Benefits paid	(14)	(14)	(27)	(26)
Contributions	—	—	4	3
Settlements	—	—	(5)	(3)
Foreign currency fluctuations and other	—	—	37	4
Projected benefit obligation at end of year	472	443	617	553
Change in plan assets:
Fair value of plan assets at beginning of year	538	486	384	379
Actual return on plan assets	69	62	12	(9)
Contributions	3	4	32	29
Benefits paid	(14)	(14)	(26)	(26)
Settlements	—	—	(4)	(3)
Foreign currency fluctuations and other	—	—	32	14
Fair value of plan assets at end of year	596	538	430	384
Funded status	$124	$95	$(187)	$(169)

The following table summarizes the amounts recognized in the consolidated balance sheets related to the pension benefit plans:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31,
(in millions)	2025	2024	2025	2024
Deposits and other assets, net	$150	$121	$45	$43
Accounts payable and accrued expenses	$3	$3	$16	$14
Other liabilities	$23	$23	$216	$198
Accumulated other comprehensive loss	$84	$64	$(44)	$(49)

As of December 31, 2025, the benefit obligation and amount recognized in AOCI for other postretirement benefits were immaterial.

The following table summarizes the accumulated benefit obligation for all pension benefit plans:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31,
(in millions)	2025	2024	2025	2024
Accumulated benefit obligation	$470	$441	$569	$500

The following table provides the information for pension plans with an accumulated benefit obligation in excess of plan assets and projected benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-United States Plans
	December 31,
(in millions)	2025	2024	2025	2024
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$34	$34	$342	$287
Fair value of plan assets	$9	$8	$157	$129
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$35	$34	$390	$340
Fair value of plan assets	$9	$8	$157	$129

The components of net periodic benefit cost changes in plan assets and benefit obligations recognized in comprehensive income were as follows:

	Pension Benefits
	United States Plans			Non-United States Plans
	Year Ended December 31,
(in millions)	2025	2024	2023	2025	2024	2023
Service cost	$10	$10	$10	$39	$35	$35
Interest cost	24	22	22	20	17	17
Expected return on plan assets	(38)	(34)	(30)	(16)	(15)	(17)
Amortization of actuarial (gains) losses	(2)	—	—	1	—	(2)
Net periodic benefit cost	(6)	(2)	2	44	37	33
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Actuarial (gain) loss – current year	(20)	(36)	(30)	(5)	24	19
Total recognized in other comprehensive income	(20)	(36)	(30)	(5)	24	19
Total recognized in net periodic benefit cost and other comprehensive income	$(26)	$(38)	$(28)	$39	$61	$52

All components of net periodic benefit cost other than service cost are recorded in other income, net on the accompanying consolidated statements of income. Gains (losses) affecting the benefit obligation for the year ending December 31, 2025 were primarily related to the changes in discount rates, as well as changes in other actuarial assumptions, which are driven by changing market conditions.

Assumptions

The weighted average assumptions used to determine net periodic benefit cost were as follows for the years ended December 31:

	Pension Benefits
	United States Plans			Non-United States Plans
	2025	2024	2023	2025	2024	2023
Discount rate	5.83%	5.35%	5.65%	3.67%	3.52%	3.59%
Rate of compensation increases	3.00%	3.00%	3.00%	3.50%	2.78%	2.93%
Expected return on plan assets	7.19%	7.20%	7.20%	3.95%	3.70%	4.53%

The weighted average assumptions used to determine benefit obligations were as follows as of December 31:

	Pension Benefits
	United States Plans		Non-United States Plans
	2025	2024	2025	2024
Discount rate	5.65%	5.83%	3.74%	3.67%
Rate of compensation increases	3.00%	3.00%	3.27%	3.50%

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

Plan Assets

The Company’s pension plan target asset allocations and weighted average asset allocations, by asset category, were as follows:

		Plan Assets as of December 31,
	Target	United States Plans		Non-United States Plans		Total
Asset Category	Allocation	2025	2024	2025	2024	2025	2024
Equity securities	0-44%	44%	76%	—%	—%	26%	45%
Debt securities	28-36%	28	20	45	49	35	32
Real estate	0-15%	15	4	—	—	9	2
Other	13-64%	13	—	55	51	30	21
Total		100%	100%	100%	100%	100%	100%

The following table summarizes United States plan assets measured at fair value:

(in millions)	December 31, 2025			December 31, 2024
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
Domestic equities	$—	$—	$—	$37	$—	$37
International equities	—	—	—	11	—	11
Debt issued by national, state or local government	—	44	44	—	—	—
Corporate bonds	—	—	—	64	—	64
Investment funds(1)	81	—	81	—	—	—
Real estate	—	—	—	21	—	21
Total assets in the fair value hierarchy	81	44	125	133	—	133
Assets measured at net asset value (“NAV”)(2)	—	—	471	—	—	405
Total	$81	$44	$596	$133	$—	$538
(1) Investments funds includes cash and cash equivalents.
(2) Certain investments that are measured at fair value using the net asset value ("NAV") per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above plan asset tables are intended to permit reconciliation of the fair value of plan assets in the fair value hierarchy to the plan asset amounts presented in the above funded status table as of December 31, 2025 and 2024.

The following table summarizes non-United States plan assets measured at fair value:

(in millions)	December 31, 2025			December 31, 2024
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
International equities	$—	$—	$—	$—	$1	$1
Debt issued by national, state or local government	—	120	120	2	170	172
Corporate bonds	—	71	71	—	18	18
Investments funds(1)	21	—	21	—	10	10
Insurance contracts	—	206	206	—	168	168
Other	—	12	12	8	7	15
Total	$21	$409	$430	$10	$374	$384
(1) Investments funds includes cash and cash equivalents.

Investments in mutual funds are valued at quoted market prices. Investments in common/collective trusts and pooled funds are valued at the NAV as reported by the trust. The NAV is based on the fair value of the underlying investments held by the fund less its liabilities. Level 2 inputs utilize observable prices consistent with the definition noted within Note 6. In certain cases, funds that hold government and corporate debt securities classified as Level 2 within the fair value hierarchy are valued at the NAV of their shares held at year end, which represents fair value. Insurance contracts are valued at the amount of the benefit liability. The Company has no Level 3 assets that rely on unobservable inputs to measure fair value.

Investment Policies and Strategies

The Company invests primarily in a diversified portfolio of debt and equity securities that provide for long-term growth within reasonable and prudent levels of risk. The asset allocation targets established by the Company are strategic and applicable to the plan’s long-term investing horizon. The portfolio is constructed and maintained to provide adequate liquidity to meet associated liabilities and minimize long-term expense and provide prudent diversification among asset classes in accordance with the principles of modern portfolio theory. The plans employ a diversified mix of actively managed investments around a core of passively managed index exposures in each asset class. Within each asset class, rapid market shifts, changes in economic conditions or an individual fund manager’s outlook may cause the asset allocation to fall outside the prescribed targets. The majority of the Company’s plan assets are measured quarterly against benchmarks established by the Company’s investment manager and the Company’s Investment Committee, who review actual plan performance and have the authority to recommend changes as deemed appropriate. Assets are rebalanced periodically to their strategic targets to maintain the plan’s strategic risk/reward characteristics. The Company periodically conducts asset liability modeling studies to ensure that the investment strategy is aligned with the obligations of the plans and that the assets will generate income and capital growth to meet the cost of current and future benefits that the plans provide. The pension plans did not have investments in Company stock as of December 31, 2025 and 2024.

The portfolio for the Company’s United Kingdom pension plans seek to invest in a range of suitable assets of appropriate liquidity that are sufficient to meet benefit payments when they fall due, while controlling the long-term costs of the plans, avoiding short-term volatility of investment returns, and managing risks in accordance with the plans investment strategies. The plans seek to achieve these objectives by investing largely in monetary (fixed interest) assets, which are expected to provide a suitable balance between a modest level of returns and management of risk. The trustees periodically conduct asset liability modeling exercises to ensure the investments are aligned with the appropriate benchmark to better reflect the plans’ liabilities. The trustees also undertake to review this benchmark on a regular basis.

Cash Flows

Contributions

The Company expects to contribute approximately $34 million in required contributions to its pension and postretirement benefit plans during 2026. The Company may make additional contributions into its pension plans in 2026 depending on, among other factors, how the funded status of those plans change or in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts the Company may deem to be appropriate.

Estimated future benefit payments

The following benefit payments (net of expected participant contributions) for pension benefits are expected to be paid as follows:

(in millions)
2026	$62
2027	63
2028	66
2029	70
2030	73
Years 2031 through 2035	395
$729

Benefit payments (net of expected participant contributions) for other postretirement benefits are expected to be immaterial over the years presented.

Defined Contribution Plans

Defined contribution or profit sharing plans are offered in various countries in which the Company operates. In some cases, these plans are required by local laws or regulations.

In the United States, the Company has a 401(k) plan under which the Company matches employee deferrals at varying percentages and specified limits of the employee’s salary. For the years ended December 31, 2025, 2024 and 2023, the Company expensed $82 million, $80 million and $81 million, respectively, related to matching contributions.

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

Plans Accounted for as Postretirement Benefits

The Company provides certain executives with postretirement medical, dental and life insurance benefits. These benefits are individually negotiated arrangements in accordance with their individual employment arrangements. The above tables do not include the Company’s expense or obligation associated with providing these benefits. The obligation related to these benefits as of December 31, 2025 and 2024, and the Company’s expense for the years then ended, were not material.

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

The Company recognized stock-based compensation expense of $247 million, $206 million and $217 million in the years ended December 31, 2025, 2024 and 2023, respectively. Stock-based compensation expense is included in selling, general and administrative expenses on the accompanying consolidated statements of income. The associated future income tax benefit recognized was $43 million, $36 million and $34 million in the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was approximately $262 million of total unrecognized stock-based compensation expense related to outstanding non-vested stock-based compensation arrangements, which the Company expects to recognize over a weighted average period of 1.3 years.

As of December 31, 2025, there were approximately 6.6 million shares available for future grants under all of the Company’s stock incentive plans.

The Company used the following assumptions when estimating the value of the stock-based compensation for Stock Settled SARs granted as follows:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	29 – 35%	28 – 35%	29 – 35%
Weighted average expected volatility	32%	32%	32%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	2.8 – 5.8	2.6 – 5.6	2.4 – 5.4
Risk-free interest rate	3.69 – 4.37%	4.07 –4.56%	3.38 – 4.75%

Stock Appreciation Rights – Stock Settled

The stock-settled SARs (“SSRs”) have an exercise price that is equal to the closing market price of the Company’s common stock as of the grant date and expire on the tenth anniversary of the date of grant. The SSRs are eligible to vest in three equal annual installments on each of the first three anniversaries of the date of grant.

The Company’s SSR activity in the year ended December 31, 2025 is as follows:

(in millions, except number of SSRs and exercise price)	Number of SSRs	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	3,493,312	$157.58	$175
Granted	530,548	203.11
Exercised	(650,096)	102.11
Canceled	(58,777)	221.36
Outstanding as of December 31, 2025	3,314,987	$174.62	$179

The weighted average fair value per share of SSRs granted in the year ended December 31, 2025 was $69.71. The total intrinsic value of SSRs exercised was approximately $72 million, $88 million and $51 million in the years ended December 31, 2025, 2024 and 2023, respectively.

The weighted average remaining contractual life of the SSRs outstanding and exercisable as of December 31, 2025 is 5.3 years and 4.1 years, respectively. The total aggregate intrinsic value of the exercisable SSRs and the SSRs expected to vest as of December 31, 2025 was approximately $178 million.

Stock Options

The option price is determined by the Board at the date of grant and the options expire 10 years from the date of grant. All outstanding stock options are fully vested.

The Company’s stock option activity in the year ended December 31, 2025 is as follows:

(in millions, except number of options and exercise price)	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	86,965	$64.63	$11
Exercised	(59,194)	64.64
Outstanding as of December 31, 2025	27,771	$64.62	$4

The total intrinsic value of options exercised was approximately $8 million, $15 million and $23 million in the years ended December 31, 2025, 2024 and 2023, respectively. The Company received cash of approximately $4 million, $5 million and $7 million in 2025, 2024 and 2023, respectively, from options exercised.

The weighted average remaining contractual life of the options outstanding and exercisable as of December 31, 2025 is 0.2 years. The total aggregate intrinsic value of the exercisable stock options as of December 31, 2025 was approximately $4 million.

Performance Awards

The Company awarded performance awards that contain service, performance-based and/or market-based vesting criteria. Vesting occurs if the recipient remains employed and depends on the degree to which performance goals are achieved during the three-year performance period (as defined in the award agreements).

The Company’s performance award activity in the year ended December 31, 2025 is as follows:

	Number of Performance Awards	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2024	992,478	$231.04
Granted	467,939	203.19
Adjustment due to performance	(85,781)	289.37
Vested	(100,346)	249.38
Canceled	(51,555)	222.94
Outstanding as of December 31, 2025	1,222,735	$215.16

As of December 31, 2025, there are 1,222,735 performance awards outstanding with an intrinsic value of approximately $276 million.

Restricted Stock Units – Stock Settled

The Company’s RSUs will settle in shares of the Company’s common stock within 30 days of the applicable vesting date. In general, RSUs granted to employees vest either (i) one-third per year beginning on the first anniversary of the grant date, (ii) 100% at the end of the three-year period following the grant date or (iii) 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. Members of the Company’s Board receive RSUs that are fully vested when granted.

The Company’s RSU activity in the year ended December 31, 2025 is as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2024	1,000,328	$223.91
Granted (1)	984,581	202.94
Vested	(406,195)	229.24
Canceled	(102,621)	213.08
Outstanding as of December 31, 2025	1,476,093	$209.20
(1) Pursuant to the IQVIA Holdings Inc. Non-Employee Director Deferral Plan (the “Director Deferral Plan”), non-employee directors may elect to defer receipt of their cash and/or equity retainers. If a director elects to defer his or her retainer, he or she will instead be credited with that value in deferred shares under the Director Deferral Plan. Deferred shares become payable in Company common stock following a termination of the director’s Board service or the director’s death, or upon a change in control of the Company. The Company granted 9,295 deferred RSUs in 2025.

As of December 31, 2025, there are 1,476,093 RSUs outstanding with an intrinsic value of approximately $333 million.

Stock Appreciation Rights – Cash Settled

The Company’s cash settled SARs (“CSRs”) require the Company to settle in cash an amount equal to the difference between the fair value of the Company’s common stock on the date of exercise and the grant price, multiplied by the number of CSRs being exercised. All outstanding CSRs are fully vested.

As of December 31, 2025, 2024 and 2023, the weighted average fair value per share of the CSRs outstanding was $123.72, $109.83 and $152.17, respectively. The Company paid approximately $1 million, $3 million and $11 million to settle exercised CSRs in the years ended December 31, 2025, 2024 and 2023, respectively.

The weighted average remaining contractual life of the CSRs outstanding and exercisable as of December 31, 2025 is 2.7 years. The total aggregate intrinsic value of the exercisable CSRs as of December 31, 2025 was approximately $3 million.

Restricted Stock Units – Cash Settled

The Company’s cash settled RSUs (“Cash RSUs”) require the Company to settle in cash an amount equal to the fair value of the Company’s common stock on the vest date multiplied by the number of vested Cash RSUs. These awards vest either (i) 100% at the end of the three-year period following the date of grant, or (ii) one-third per year beginning on the first grant date anniversary. As of December 31, 2025, there are 9,319 Cash RSUs outstanding with an intrinsic value of approximately $2 million.

Long Term Incentive Awards - Stock Settled

During the year ended December 31, 2022, the Company entered into long term incentive award agreements with certain employees totaling a fixed monetary amount of $80 million to issue a variable number of common shares based on the fair market value when the awards vest on the third anniversary of the grant date. The Company accounts for the awards as liability-classified awards with the liability recorded in other current liabilities in the consolidated balance sheets as of December 31, 2024. The Company recorded approximately $19 million, $26 million and $22 million of stock-based compensation expense for these awards during the years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2025, 378,510 awards vested. There are no awards outstanding as of December 31, 2025.

Other

The Company sponsors a supplemental non-qualified deferred compensation plan, covering certain management employees, and maintains other statutory indemnity plans as required by local laws or regulations.

18. Related Party Transactions

The Company has entered into transactions with related parties that are not deemed to be material. The Company's investments in unconsolidated affiliates are discussed in Note 4.

19. Property, Equipment and Software by Geography

The following table represents the Company’s property, equipment and software, net, by geographic region, which is further broken down to show each country that accounts for 10% or more of the totals:

	December 31,
(in millions)	2025	2024
Property, equipment and software, net:
Americas:
United States	$1,928	$1,803
Other	55	54
Americas	1,983	1,857
Europe and Africa	187	184
Asia-Pacific	47	50
Total property, equipment and software, net	$2,217	$2,091

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

Effective January 1, 2026, the Company will be updating its segment reporting to align with industry evolution, its updated operating model, and how internal reporting will be provided to the CODM. As a result, the Contract Sales & Medical Solutions segment, which has become more closely related operationally to the Technology & Analytics Solutions segment commercial offerings, will be incorporated into the Technology & Analytics Solutions segment, which is renamed Commercial Solutions. Additionally, Real-World Late Phase and certain other Real-World offerings that have become more closely related operationally to the clinical research business, will be moved from the Technology & Analytics Solutions segment to the Research & Development Solutions segment. The Company will reflect the recast of segment information on this basis beginning with its Form 10-Q for the three months ended March 31, 2026.

The Company’s reportable segment information is presented below:

	Year Ended December 31,
(in millions)	2025	2024	2023
Revenues
Technology & Analytics Solutions	$6,626	$6,160	$5,862
Research & Development Solutions	8,896	8,527	8,395
Contract Sales & Medical Solutions	788	718	727
Total revenues	16,310	15,405	14,984
Cost of revenues, exclusive of depreciation and amortization
Technology & Analytics Solutions	4,076	3,721	3,496
Research & Development Solutions	6,124	5,698	5,629
Contract Sales & Medical Solutions	680	611	620
Total cost of revenues, exclusive of depreciation and amortization	10,880	10,030	9,745
Selling, general and administrative expenses
Technology & Analytics Solutions	955	917	876
Research & Development Solutions	899	881	851
Contract Sales & Medical Solutions	60	60	58
Total selling, general and administrative expenses reportable segments	1,914	1,858	1,785
Segment profit
Technology & Analytics Solutions	1,595	1,522	1,490
Research & Development Solutions	1,873	1,948	1,915
Contract Sales & Medical Solutions	48	47	49
Total segment profit	3,516	3,517	3,454
General corporate and unallocated expenses	(85)	(134)	(268)
Depreciation and amortization	(1,144)	(1,114)	(1,125)
Restructuring costs	(105)	(67)	(84)
Total income from operations	2,182	2,202	1,977
Interest income	(45)	(47)	(36)
Interest expense	729	670	672
Loss on extinguishment of debt	6	—	6
Other income, net	(99)	(90)	(124)
Income before income taxes and equity in earnings of unconsolidated affiliates	$1,591	$1,669	$1,459

21. Earnings Per Share

The following table presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
(in millions, except per share data)	2025	2024	2023
Numerator:
Net income attributable to IQVIA Holdings Inc.	$1,360	$1,373	$1,358
Denominator:
Basic weighted average common shares outstanding	171.9	181.3	183.8
Effect of dilutive stock options and share awards	1.6	2.1	2.5
Diluted weighted average common shares outstanding	173.5	183.4	186.3
Earnings per share attributable to common stockholders:
Basic	$7.91	$7.57	$7.39
Diluted	$7.84	$7.49	$7.29

Stock-based awards will have a dilutive effect under the treasury method when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Performance awards are included in diluted earnings per share based on if the performance targets have been met at the end of the reporting period.

For the years ended December 31, 2025, 2024 and 2023 the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions that have not been met at the end of the reporting period or the effect of including such stock-based awards in the computation would be anti-dilutive was 2.3 million, 1.0 million, and 1.0 million, respectively.

22. Accumulated Other Comprehensive (Loss) Income

Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance as of December 31, 2022	$(825)	$44	$(8)	$62	$(727)
Other comprehensive (loss) income before reclassifications	(144)	(10)	11	54	(89)
Reclassification adjustments	—	(68)	—	17	(51)
Balance as of December 31, 2023	(969)	(34)	3	133	(867)
Other comprehensive (loss) income before reclassifications	(123)	70	12	(99)	(140)
Reclassification adjustments	—	(41)	—	10	(31)
Balance as of December 31, 2024	(1,092)	(5)	15	44	(1,038)
Other comprehensive (loss) income before reclassifications	(34)	(28)	25	140	103
Reclassification adjustments	—	(10)	—	2	(8)
Balance as of December 31, 2025	$(1,126)	$(43)	$40	$186	$(943)

Below is a summary of the adjustments for amounts reclassified from AOCI into the consolidated statements of income and the affected financial statement line item:

		Year Ended December 31,
(in millions)	Affected Financial Statement Line Item	2025	2024	2023
Derivative instruments:
Interest rate swaps	Interest expense	$4	$41	$47
Foreign exchange forward contracts	Revenues	6	—	21
Total before income taxes		10	41	68
Income taxes		2	10	17
Total net of income taxes		$8	$31	$51

23. Supplemental Cash Flow Information

The following table presents the Company’s supplemental cash flow information:

	Year Ended December 31,
(in millions)	2025	2024	2023
Supplemental Cash Flow Information:
Interest paid, net	$647	$589	$556

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of IQVIA Holdings Inc. adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of IQVIA Holdings Inc., within the meaning of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item, other than the information regarding the executive officers of the Company set forth below, is incorporated by reference to the sections of our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) entitled “Proposal No. 1: Election of Directors”, “Corporate Governance—Documents Establishing our Corporate Governance”, “Corporate Governance—Leadership Structure—Committees of the Board”, "Compensation Discussion and Analysis—Rigorous Accountability, Risk-Mitigation and Recovery Provisions—Insider Trading Policies and Procedures” and “Other Relevant Information—Delinquent Section 16(a) Reports.”

The current executive officers of the Company are as follows:

Name	Age	Position
Ari Bousbib	64	Chairman and Chief Executive Officer
Ronald E. Bruehlman	65	Executive Vice President and Chief Financial Officer
W. Richard Staub, III	63	President, Research & Development Solutions
Bhavik Patel	46	President, MedTech and Consumer Health
Eric Sherbet	61	Executive Vice President, General Counsel and Secretary
Alistair Grenfell	52	President, Commercial Solutions
Bernd Haas	50	Executive Vice President, AI and Technology Solutions
James G. Berkshire	52	Executive Vice President, Global Infrastructure and Operations
Michael J. Fedock	51	Senior Vice President, Financial Planning and Analysis

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

Ronald E. Bruehlman, Executive Vice President and Chief Financial Officer

Mr. Bruehlman was appointed as Executive Vice President and Chief Financial Officer effective August 1, 2020. Mr. Bruehlman previously served as Senior Vice President and Chief Financial Officer of IMS Health from July 2011 until the merger of IMS Health and Quintiles in 2016. Prior to joining IMS Health, Mr. Bruehlman worked for 23 years at UTC, advancing through finance positions of increasing responsibility, culminating in his appointment as Vice President, Business Development, which he held from June 2009 to April 2011, where he led the company’s global strategy and corporate development activities. From June 2005 until May 2008, he was Vice President and Chief Financial Officer of Carrier Corporation. Prior to that, Mr. Bruehlman was Vice President, Financial Planning and Analysis for UTC and also served as Director, Investor Relations of UTC. Mr. Bruehlman currently serves as a director and Chair of the Audit Committee of GoodRx Holdings, Inc. Mr. Bruehlman served as a director and Chair of the Audit Committee to Atotech, Ltd. from 2020 to 2022. He also served as a director of The Connecticut Forum from 2005 to 2015 and served as a director of The New England Air Museum from 2009 through 2013. Mr. Bruehlman holds a Bachelor of Science degree in Economics from the University of Delaware, and an M.B.A. from the University of Chicago Booth School of Business.

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

Bhavik Patel, President, MedTech and Consumer Health

Mr. Patel has served as President, MedTech and Consumer Health since December 2025. Prior to that, he served as President, Commercial Solutions from July 2022 to December 2025. Mr. Patel also previously served as Senior Vice President, Global Market Insights and MedTech from September 2018 to July 2022. Prior to that, Mr. Patel held roles of increasing responsibility within IQVIA’s Global Market Insights business. Before joining IQVIA in 2005, Mr. Patel began his career in the healthcare industry at Schwarz Pharma in 2003, where he was responsible for sales to healthcare professionals.

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

Alistair Grenfell, President, Commercial Solutions

Mr. Grenfell has served as President, Commercial Solutions since December 2025. Mr. Grenfell previously served as President, Europe, Middle East, Africa and South Asia Regional Business Unit from January 2020 to December 2025. In addition, Mr. Grenfell led IQVIA’s Global Public Health initiatives during this time. From May 2015 to December 2019, Mr. Grenfell served as President, North Europe, Middle East, Africa and South Asia. Since joining IMS Health, IQVIA’s predecessor company, in 1996, Mr. Grenfell has held sales, client services and business management roles of increasing responsibility in EMEA. Mr. Grenfell holds a Bachelor of Arts degree with honors in Business Economics from Anglia Ruskin University and a Master of Science in Economics and Competition Policy from Bayes Business School, City St. George’s, University of London.

Bernd Haas, Executive Vice President, AI and Technology Solutions

Mr. Haas has served as Executive Vice President, AI and Technology Solutions since December 2025. Mr. Haas previously served as Senior Vice President, Digital Products & Solutions from January 2024 to December 2025. Mr. Haas has over 20 years of experience in the healthcare and pharmaceutical industry. He joined IQVIA in 2013 and had responsibility for the Technology Solutions business across Europe, Middle East, Africa and South Asia. Before joining IQVIA, Mr. Haas was an associate principal at McKinsey and Company leading the pharma multi-channel marketing group. Prior to McKinsey, he held various roles at Bayer Pharmaceuticals, including country manager Denmark and sales & marketing head, Poland. Mr. Haas holds a master's degree in international business from the University of Bamberg.

James G. Berkshire, Executive Vice President, Global Infrastructure and Operations

Mr. Berkshire has served as our Executive Vice President, Global Infrastructure and Operations since December 2025. Mr. Berkshire previously served as Executive Vice President, Global Technology and Operations from January 2024 to December 2025. Prior to that, he was Senior Vice President, Business Operations, where he focused on operational excellence, productivity improvements and cost management. Previously, Mr. Berkshire was Vice President, Organizational Effectiveness at IMS Health, IQVIA’s predecessor company. Mr. Berkshire has a Bachelor of Arts degree in economics from Indiana University.

Michael J. Fedock, Senior Vice President, Financial Planning and Analysis

Mr. Fedock has served as our Senior Vice President, Financial Planning and Analysis since April 2021. From July 2019 to April 2021, Mr. Fedock served as the CFO for the Company’s Research & Development Solutions Business Unit and from May 2016 to July 2019, he served as CFO of IQVIA Laboratories (formally known as Q2 Solutions, a joint venture between the Company and Quest Diagnostics Incorporated and a leading clinical trial laboratory services organization). Prior to joining IQVIA Laboratories, Mr. Fedock spent 13 years with ICON plc where he held various roles of increasing responsibility in both financial and operational leadership positions. Mr. Fedock has a bachelor’s degree in biological sciences from Drexel University and a Master of Business Administration from the University of Baltimore.

Item 11. Executive Compensation

Compensation

The information required by this Item is set forth under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Leadership Development and Compensation Committee Report,” “Compensation of Named Executive Officers,” and “Other Relevant Information—Compensation Committee Interlocks and Insider Participation” in the Company's 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item, other than Securities Authorized for Issuance Under Equity Compensation Plans, is set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2026 Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2025:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,041,586	(1)	$173.70	(3)	6,573,173	(4)
Equity compensation plans not approved by security holders	26,727	(2)	—		—
Total	6,068,313		$173.70	(3)	6,573,173
(1)    Consists of: (i) 3,342,758 shares of common stock issuable upon the exercise of outstanding time-based stock options and underlying outstanding time-based SARs; (ii) 1,454,410 shares of common stock issuable in settlement of outstanding restricted stock units awarded; (iii) 1,222,735 shares of common stock issuable in settlement of outstanding performance units awarded; and (iv) 21,683 shares of deferred common stock outstanding under the Director Deferral Plan.
(2)    Consists of outstanding awards issued to certain executives with supplemental pension benefits in accordance with their individual employment arrangements under the IMS Health DCERP.
(3)    The weighted-average exercise price includes all outstanding stock options and SARs but does not include restricted stock units, performance units, deferred stock or IMS Health DCERP awards, all of which do not have an exercise price. If restricted stock units, performance units and other awards that constitute “rights” were included in this calculation, treating such awards as having an exercise price of $0, the weighted average exercise price of outstanding options, warrants and rights would be $96.11.
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

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is set forth under the headings “Corporate Governance,” and “Certain Relationships and Related Party Transactions” in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is set forth under the headings “Audit—Fees Paid to Independent Registered Public Accounting Firm” in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report:

(1) Financial Statements

The following consolidated financial statements of IQVIA Holdings Inc. and its subsidiaries, and the independent registered public accounting firm’s report thereon, are included in Part II, Item 8 of this Annual Report:

(2) Financial Statement Schedules for the Years Ended December 31, 2025, 2024 and 2023

Schedule I—Condensed Financial Information of Registrant (Parent Company Only)	127
Schedule II—Valuation and Qualifying Accounts	131

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of IQVIA Holdings Inc., effective April 24, 2025.		8-K	001-35907	3.1	April 24, 2025
3.2	Amended and Restated Bylaws of IQVIA Holdings Inc., effective April 18, 2023.		8-K	001-35907	3.2	April 18, 2023
4.1	Description of the Company's Securities.	X
4.2	Indenture, dated as of September 28, 2016, among Quintiles IMS Incorporated, the Guarantors listed therein and U.S. Bank National Association, as Trustee.		8-K	001-35907	4.1	October 3, 2016
4.3	Indenture, dated May 10, 2019, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors.		8-K	001-35907	4.1	May 10, 2019
4.4	Indenture, dated August 13, 2019, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors.		8-K	001-35907	4.1	August 13, 2019
4.5	Indenture, dated June 24, 2020, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors.		8-K	001-35907	4.1	June 24, 2020
4.6	Indenture, dated March 3, 2021, among IQVIA Inc., as Issuer, U.S. Bank National Association, as trustee of the Notes and certain subsidiaries of the Issuer, as guarantors.		8-K	001-35907	4.1	March 3, 2021
4.7	Indenture, dated May 23, 2023, among IQVIA Inc., as Issuer, U.S. Bank Trust Company, National Association, as Trustee of the 6.500% Senior Notes due 2030 and certain subsidiaries of the Issuer as guarantors.		8-K	001-35907	4.2	May 23, 2023
4.8	Amended and Restated Indenture, dated December 19, 2023, among IQVIA Inc., as Issuer, U.S. Bank Trust Company, National Association, as trustee of the 5.700% Senior Secured Notes due 2028 and the Company and certain subsidiaries of the Issuer as guarantors.		S-4	001-35907	4.8	January 5, 2024
4.9	Supplemental Indenture, dated as of June 27, 2024, among the subsidiary guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee of the 5.700% Senior Secured Notes due 2028.		10-Q	001-35907	4.1	July 22, 2024
4.10
Supplemental Indenture, dated as of December 5, 2025, among the subsidiary guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee of the 5.700% Senior Secured Notes due 2028.
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
4.13
Supplemental Indenture, dated as of December 5, 2025, among the subsidiary guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee of the 6.250% Senior Secured Notes due 2029.
		X
4.14	Indenture, dated June 4, 2025, among IQVIA Inc., as Issuer, U.S. Bank Trust Company, National Association, as trustee of the 6.250% Senior Notes due 2032 and certain subsidiaries of the Issuer as guarantors.		8-K	001-35907	4.1	June 4, 2025

10.1	Fifth Amended and Restated Credit Agreement, dated as of August 25, 2021, by and among IQVIA Inc., IQVIA RDS Inc., IQVIA AG, IQVIA Solutions Japan K.K., IQVIA Holdings Inc., the Guarantors party thereto and the Lenders party thereto (Annex A to Exhibit 10.1 filed August 25, 2021).		8-K	001-35907	10.1	August 25, 2021
10.2	Amendment No. 1 to Fifth Amended and Restated Credit Agreement, dated June 16, 2022, among IQVIA Inc., IQVIA Holdings Inc., IQVIA RDS Inc. the other guarantors party thereto, Bank of America, N.A. as administrative agent and as collateral agent, and the Lenders party thereto.		8-K	001-35907	10.1	June 16, 2022
10.3	Amendment No. 2 to Fifth Amended and Restated Credit Agreement, dated April 17, 2023, among IQVIA Inc., IQVIA Holdings Inc., IQVIA RDS Inc., IQVIA AG, IQVIA Japan K.K., the other guarantors party thereto, Bank of America, N.A. as administrative agent and as collateral agent, and the Lenders party thereto.		8-K	001-35907	10.1	April 18, 2023
10.4	Amendment No. 3 to Fifth Amended and Restated Credit Agreement, dated November 28, 2023, among IQVIA Inc., IQVIA Holdings Inc., IQVIA RDS Inc., IQVIA AG, IQVIA Solutions Japan LLC, the other guarantors party thereto, Bank of America, N.A. as administrative agent and as collateral agent, and the Lenders party thereto.		8-K	001-35907	10.1	November 23, 2023
10.5	Amendment No. 4 to Fifth Amended and Restated Credit Agreement, dated March 10, 2025, among IQVIA Inc., IQVIA Holdings Inc., IQVIA RDS Inc., the other guarantors party thereto, Bank of America, N.A. as administrative agent and as collateral agent, and the Lenders party thereto.		8-K	001-35907	10.1	March 10, 2025
10.6	Amendment No. 5 to Fifth Amended and Restated Credit Agreement, dated December 9, 2025, among IQVIA Inc., IQVIA Holdings Inc., IQVIA RDS Inc., IQVIA AG, IQVIA Solutions Japan LLC, the other guarantors party thereto, Bank of America, N.A. as administrative agent and as collateral agent, and the Lenders party thereto.		8-K	001-35907	10.1	December 9, 2025
10.7	Amended and Restated Pledge and Security Agreement, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., IMS Health Incorporated, each of the grantors party thereto, and Bank of America, N.A., as Administrative Agent.		IMS Health S-1/A	333-193159	10.33	March 24, 2014
10.8	U.S. Guaranty, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., as Holdings, IMS Health Incorporated, as Parent Borrower, the other Guarantors party thereto from time to time, and Bank of America, N.A., as Administrative Agent.		IMS Health S-1/A	333-193159	10.34	March 24, 2014
10.9†	Form of Director Indemnification Agreement	X
10.10†	Form of Confidentiality and Restrictive Covenants Agreement.		10-K	001-35907	10.9	February 15, 2024
10.11†	Work Product Assignment Agreement.		10-K	001-35907	10.10	February 15, 2024
10.12†	Quintiles Transnational Holdings Inc. 2013 Stock Incentive Plan.		S-1/A	333-186708	10.22	April 19, 2013
10.13†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles IMS Holdings, Inc. 2013 Stock Incentive Plan effective February 2017.		10-K	001-35907	10.41	February 16, 2017
10.14†	Quintiles IMS Holdings, Inc. Defined Contribution Executive Retirement Plan.		8-K	001-35907	10.7	October 3, 2016
10.15†	IMS Health Incorporated Defined Contribution Executive Retirement Plan, as amended and restated.		IMS Health S-1	333-193159	10.10	January 2, 2014
10.16†	First Amendment to the IMS Health Incorporated Retirement Excess Plan, dated March 17, 2009.		IMS Health S-1	333-193159	10.12	January 2, 2014
10.17†	Second Amendment to the IMS Health Incorporated Retirement Excess Plan, dated December 8, 2009.		IMS Health S-1	333-193159	10.13	January 2, 2014

10.18†	Third Amendment to the IMS Health Incorporated Retirement Excess Plan, dated April 5, 2011.		IMS Health S-1	333-193159	10.14	January 2, 2014
10.19†	Fourth Amendment to the IMS Health Incorporated Retirement Excess Plan (effective May 3, 2016).		IMS Health 10-Q	001-36381	10.3	July 28, 2016
10.20†	IMS Health Incorporated Retirement Plan, as amended and restated effective January 1, 2020.		10-K	001-35907	10.19	February 15, 2024
10.21†	Quintiles IMS Holdings, Inc. 2014 Incentive and Stock Award Plan.		8-K	001-35907	10.6	October 3, 2016
10.22†	Form of IMS Stock Appreciation Rights Agreement under the 2014 Incentive and Stock Award Plan.		IMS Health 8-K	001-36381	10.1	February 10, 2015
10.23†	IQVIA Holdings Inc. 2017 Incentive Stock Award Plan (f/k/a Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan).		DEF 14A	001-35907	Appendix B	February 22, 2017
10.24†	Form of Award Agreement Awarding Stock Appreciation Rights under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.		10-Q	001-35907	10.8	May 8, 2017
10.25†	Form of Award Agreement Awarding Performance Shares under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.		10-Q	001-35907	10.9	May 8, 2017
10.26†	Form of Award Agreement Awarding Restricted Stock Units under the Quintiles IMS Holdings, Inc. 2017 Incentive and Stock Award Plan effective April 2017.		10-Q	001-35907	10.10	May 8, 2017
10.27†	IQVIA Inc. Employee Protection Plan and Summary Plan Description, as amended and restated effective July 1, 2023.		10-Q	001-35907	10.1	August 1, 2023
10.28†	IQVIA Savings Equalization Plan, effective January 1, 2018.		10-K	001-35907	10.27	February 15, 2024
10.29†	IQVIA Elective Deferred Compensation Plan, as amended and restated.		10-K	001-35907	10.28	February 15, 2024
10.30†	IQVIA Holdings Inc. Non-Employee Director Deferral Plan, effective January 1, 2017 (amended November 9, 2023).		10-K	001-35907	10.29	February 15, 2024
10.31†	Amended and Restated Employment Agreement between IQVIA Holdings Inc. and Ari Bousbib, dated February 18, 2019.		10-K	001-35907	10.60	February 19, 2019
10.32†	Stock Appreciation Rights Agreement between IMS Health Holdings, Inc. and Ari Bousbib, dated February 10, 2015.		IMS Health 10-K	001-36381	10.34	February 19, 2016
10.33†	Amendment No. 1, dated December 31, 2015, to Stock Appreciation Rights Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated February 10, 2015.		IMS Health 10-K	001-36381	10.35	February 19, 2016
10.34†	Letter Agreement between the Company and Eric Sherbet, effective on March 1, 2018.		10-K	001-35907	10.72	February 19, 2019
10.35†	Letter Agreement between the Company and Ronald Bruehlman, effective on August 1, 2020.		10-Q	001-35907	10.1	October 22, 2020
10.36†	Letter Agreement between the Company and W. Richard Staub, effective on September 25, 2023.		10-K	001-35907	10.35	February 15, 2024
10.37†	Employment Agreement between IQVIA AG and Bhavik Patel, effective as of August 7, 2018, as amended on August 9, 2022 and August 1, 2023.		10-K	001-35907	10.36	February 13, 2025
10.38†	Employment Agreement between IMS Health Limited and Alistair Grenfell, effective as of July 15, 2003, as amended January 13, 2026.	X
19.1	Securities Trading Policy	X
21.1	List of Subsidiaries of IQVIA Holdings Inc.	X
22.1	List of Subsidiary Guarantors and Affiliates who Collateralize the Company’s Securities.	X
23.1	Consent of PricewaterhouseCoopers LLP.	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1†	Restatement Recovery Policy, dated November 9, 2023.		10-K	001-35907	97.1	February 15, 2024
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

Date: February 17, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ari Bousbib	Chairman and Chief Executive Officer; Director	February 17, 2026
Ari Bousbib	(Principal Executive Officer)

/s/ Ronald E. Bruehlman	Executive Vice President and Chief Financial Officer	February 17, 2026
Ronald E. Bruehlman	(Principal Financial Officer)

/s/ Keriann Cherofsky	Senior Vice President, Chief Accounting Officer and Corporate Controller	February 17, 2026
Keriann Cherofsky	(Principal Accounting Officer)

/s/ Carol J. Burt	Director	February 17, 2026
Carol J. Burt

/s/ John G. Danhakl	Director	February 17, 2026
John G. Danhakl

/s/ James A. Fasano	Director	February 17, 2026
James A. Fasano

/s/ Colleen A. Goggins	Director	February 17, 2026
Colleen A. Goggins

/s/ William G. Kaelin Jr., M.D.	Director	February 17, 2026
William G. Kaelin Jr., M.D.

/s/ John M. Leonard, M.D.	Director	February 17, 2026
John M. Leonard, M.D.

/s/ Leslie Wims Morris	Director	February 17, 2026
Leslie Wims Morris

/s/ Todd B. Sisitsky	Director	February 17, 2026
Todd B. Sisitsky

/s/ Sheila A. Stamps	Director	February 17, 2026
Sheila A. Stamps

(2) Financial Statement Schedules

Schedule I—Condensed Financial Information of Registrant

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2025	2024	2023
Equity in earnings of subsidiary, net of tax	$1,360	$1,373	$1,358
Net income	1,360	1,373	1,358
Equity in other comprehensive income (loss) of subsidiary, net of tax	95	(171)	(140)
Comprehensive income	$1,455	$1,202	$1,218

The accompanying note is an integral part of these condensed financial statements.

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1	$—
Total current assets	1	—
Investment in subsidiary	9,667	9,667
Total assets	$9,668	$9,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8	$9
Total current liabilities	8	9
Investment in subsidiary	3,154	3,588
Payable to subsidiary	3	3
Total liabilities	3,165	3,600
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of December 31, 2025 and 2024, $0.01 par value, 259.1 shares issued and 169.6 shares outstanding as of December 31, 2025; 258.2 shares issued and 176.1 shares outstanding as of December 31, 2024	11,378	11,143
Retained earnings	7,425	6,065
Treasury stock, at cost, 89.5 and 82.1 shares as of December 31, 2025 and 2024, respectively	(11,357)	(10,103)
Accumulated other comprehensive loss	(943)	(1,038)
Total stockholders’ equity	6,503	6,067
Total liabilities and stockholders’ equity	$9,668	$9,667

The accompanying note is an integral part of these condensed financial statements.

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2025	2024	2023
Operating activities:
Net Income	$1,360	$1,373	$1,358
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiary	(1,360)	(1,373)	(1,358)
Change in operating assets and liabilities:
Other operating assets and liabilities	(1)	(11)	—
Net cash from operating activities	(1)	(11)	—
Investing activities:
Dividends received	1,323	1,423	1,052
Net cash from investing activities	1,323	1,423	1,052
Financing activities:
Payments related to employee stock incentive plans, net	(67)	(64)	(61)
Repurchase of common stock	(1,244)	(1,350)	(992)
Intercompany with subsidiary	—	—	1
Other	(10)	—	—
Net cash from financing activities	(1,321)	(1,414)	(1,052)
Change in cash and cash equivalents	1	(2)	—
Cash and cash equivalents at beginning of period	—	2	2
Cash and cash equivalents at end of period	$1	$—	$2

The accompanying note is an integral part of these condensed financial statements.

IQVIA HOLDINGS INC. (PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL INFORMATION

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of IQVIA Holdings Inc.’s (the “Company”) wholly owned subsidiary, IQVIA Incorporated, exceed 25% of the consolidated net assets of the Company. These condensed parent company financial statements are not the general-purpose financial statements of the reporting entity. The ability of IQVIA Incorporated to pay dividends may be limited due to the restrictive covenants in the agreements governing its credit arrangements.

These condensed parent company financial statements include the accounts of IQVIA Holdings Inc. on a standalone basis (the “Parent”) and the equity method of accounting is used to reflect ownership interest in its subsidiary. Refer to the consolidated financial statements and notes presented elsewhere herein for additional information and disclosures with respect to these financial statements.

Below is a summary of the dividends paid to the Parent by IQVIA Incorporated in the years ended December 31, 2025, 2024 and 2023:

(in millions)	Amount
Paid in December 2025	$92
Paid in November 2025	120
Paid in July 2025	32
Paid in June 2025	165
Paid in May 2025	289
Paid in April 2025	214
Paid in March 2025	375
Paid in February 2025	36
Total paid in 2025	$1,323
Paid in December 2024	$200
Paid in November 2024	952
Paid in October 2024	11
Paid in September 2024	201
Paid in August 2024	1
Paid in February 2024	58
Total paid in 2024	$1,423
Paid in November 2023	$232
Paid in September 2023	55
Paid in August 2023	89
Paid in May 2023	490
Paid in March 2023	130
Paid in February 2023	56
Total paid in 2023	$1,052

Schedule II—Valuation and Qualifying Accounts

Deferred Tax Asset Valuation Allowance

		Additions
(in millions)	Balance at Beginning of Year	Charged to Expenses	Charged to Other Accounts(a)	Additions (Deductions) (b)	Balance at End of Year
December 31, 2025	$196	$(8)	$—	$18	$206
December 31, 2024	$166	$(12)	$—	$42	$196
December 31, 2023	$257	$(99)	$—	$8	$166
(a)Recorded through purchase accounting transactions.
(b)Impact of additions or reductions recorded to expense and translation adjustments.