Form 10-Q
period 2026-03-31
IQVIA HOLDINGS INC.
filed 2026-05-05
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	166.9 million shares outstanding as of April 30, 2026

IQVIA HOLDINGS INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Revenues	$4,151	$3,829
Cost of revenues, exclusive of depreciation and amortization	2,796	2,531
Selling, general and administrative expenses	502	508
Depreciation and amortization	288	265
Restructuring costs	51	29
Income from operations	514	496
Interest income	(10)	(11)
Interest expense	192	165
Loss on extinguishment of debt	—	4
Other expense, net	4	15
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	328	323
Income tax expense	59	61
Income before equity in earnings (losses) of unconsolidated affiliates	269	262
Equity in earnings (losses) of unconsolidated affiliates	6	(13)
Net income	275	249
Net income attributable to noncontrolling interests	(1)	—
Net income attributable to IQVIA Holdings Inc.	$274	$249
Earnings per share attributable to common stockholders:
Basic	$1.63	$1.42
Diluted	$1.61	$1.40
Weighted average common shares outstanding:
Basic	168.4	175.7
Diluted	169.8	177.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Net income	$275	$249
Comprehensive income adjustments:
Unrealized (losses) on derivative instruments, net of income tax (benefit) of $—,$(5)	—	(17)
Defined benefit plan adjustments, net of income tax (benefit) of $(1), $—	1	(3)
Foreign currency translation, net of income tax expense (benefit) of $14,$(46)	(33)	79
Reclassification adjustments:
Reclassifications on derivative instruments included in net income, net of income tax benefit of $3,$—	7	1
Comprehensive income	250	309
Comprehensive income attributable to noncontrolling interests	(1)	—
Comprehensive income attributable to IQVIA Holdings Inc.	$249	$309
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,947	$1,980
Trade accounts receivable and unbilled services, net	3,346	3,400
Prepaid expenses	167	162
Income taxes receivable	29	27
Investments in debt, equity and other securities	156	161
Other current assets and receivables	575	519
Total current assets	6,220	6,249
Property and equipment, net	516	533
Operating lease right-of-use assets	293	290
Investments in debt, equity and other securities	95	108
Investments in unconsolidated affiliates	357	324
Goodwill	16,544	16,616
Other identifiable intangibles, net	4,803	4,962
Deferred income taxes	358	357
Deposits and other assets, net	489	505
Total assets	$29,675	$29,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,639	$3,751
Unearned income	2,261	2,118
Income taxes payable	172	140
Current portion of long-term debt	1,844	1,840
Other current liabilities	413	489
Total current liabilities	8,329	8,338
Long-term debt, less current portion	13,989	13,884
Deferred income taxes	159	179
Operating lease liabilities	232	225
Other liabilities	617	688
Total liabilities	23,326	23,314
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of March 31, 2026 and December 31, 2025, $0.01 par value, 259.6 shares issued and 166.9 shares outstanding as of March 31, 2026; 259.1 shares issued and 169.6 shares outstanding as of December 31, 2025	11,404	11,378
Retained earnings	7,699	7,425
Treasury stock, at cost, 92.7 and 89.5 shares as of March 31, 2026 and December 31, 2025, respectively	(11,914)	(11,357)
Accumulated other comprehensive loss	(968)	(943)
Equity attributable to IQVIA Holdings Inc.’s stockholders	6,221	6,503
Noncontrolling interests	128	127
Total stockholders’ equity	6,349	6,630
Total liabilities and stockholders’ equity	$29,675	$29,944
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Operating activities:
Net income	$275	$249
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	288	265
Amortization of debt issuance costs and discount	6	5
Stock-based compensation	65	72
(Earnings) losses from unconsolidated affiliates	(6)	13
Loss on investments, net	18	1
Benefit from deferred income taxes	(38)	(41)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	193	128
Change in other operating assets and liabilities	(183)	(124)
Net cash provided by operating activities	618	568
Investing activities:
Acquisition of property, equipment and software	(127)	(142)
Acquisition of businesses, net of cash acquired	(37)	(134)
Sales of marketable securities, net	1	2
Investments in unconsolidated affiliates, net of payments received	(35)	(13)
Investments in debt and equity securities	—	(19)
Other	2	1
Net cash used in investing activities	(196)	(305)
Financing activities:
Proceeds from issuance of debt	650	1,985
Payment of debt issuance costs	(4)	(6)
Repayment of debt and principal payments on finance leases	(683)	(2,096)
Proceeds from revolving credit facility	550	275
Repayment of revolving credit facility	(350)	—
Payments related to employee stock incentive plans	(40)	(35)
Repurchase of common stock	(552)	(375)
Contingent consideration and deferred purchase price payments	(4)	(6)
Net cash used in financing activities	(433)	(258)
Effect of foreign currency exchange rate changes on cash	(22)	33
(Decrease) increase in cash and cash equivalents	(33)	38
Cash and cash equivalents at beginning of period	1,980	1,702
Cash and cash equivalents at end of period	$1,947	$1,740
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance, December 31, 2025	259.1	(89.5)	$3	$11,375	$7,425	$(11,357)	$(943)	$127	$6,630
Issuance of common stock	0.5	—	—	(40)	—	—	—	—	(40)
Repurchase of common stock, net of tax	—	(3.2)	—	—	—	(557)	—	—	(557)
Stock-based compensation	—	—	—	66	—	—	—	—	66
Net income	—	—	—	—	274	—	—	1	275
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	1	—	1
Foreign currency translation, net of tax	—	—	—	—	—	—	(33)	—	(33)
Reclassification adjustments, net of tax	—	—	—	—	—	—	7	—	7
Balance, March 31, 2026	259.6	(92.7)	$3	$11,401	$7,699	$(11,914)	$(968)	$128	$6,349

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance, December 31, 2024	258.2	(82.1)	$3	$11,140	$6,065	$(10,103)	$(1,038)	$—	$6,067
Issuance of common stock	0.3	—	—	(35)	—	—	—	—	(35)
Repurchase of common stock, net of tax	—	(2.3)	—	—	—	(429)	—	—	(429)
Stock-based compensation	—	—	—	65	—	—	—	—	65
Acquisitions related noncontrolling interests	—	—	—	—	—	—	—	8	8
Net income	—	—	—	—	249	—	—	—	249
Unrealized losses on derivative instruments, net of tax	—	—	—	—	—	—	(17)	—	(17)
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(3)	—	(3)
Foreign currency translation, net of tax	—	—	—	—	—	—	79	—	79
Reclassification adjustments, net of tax	—	—	—	—	—	—	1	—	1
Balance, March 31, 2025	258.5	(84.4)	$3	$11,170	$6,314	$(10,532)	$(978)	$8	$5,985
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Summary of Significant Accounting Policies
The Company
IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of clinical research services, commercial insights and healthcare intelligence to the life sciences and healthcare industries. With approximately 93,000 employees, the Company conducts business in more than 100 countries.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements of the Company, but does not include all the disclosures required by GAAP.
Recently Issued Accounting Standards
Accounting pronouncements issued but not adopted as of March 31, 2026
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), to improve the disclosures about an entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance requires additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods, and will be effective for the Company in the annual period beginning January 1, 2027, and interim periods beginning January 1, 2028. The Company is assessing the impacts of this ASU on its disclosures within the consolidated financial statements.
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

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations
The following tables represent revenues by geographic region and reportable segment for the three months ended March 31, 2026 and 2025. Results for the three months ended March 31, 2025 reflect the recast of segment information based on the changes described in Note 14.

	Three Months Ended March 31, 2026
(in millions)	Commercial Solutions	Research & Development Solutions	Total
Revenues:
Americas	$856	$1,128	$1,984
Europe and Africa	688	667	1,355
Asia-Pacific	210	602	812
Total revenues	$1,754	$2,397	$4,151

	Three Months Ended March 31, 2025
(in millions)	Commercial Solutions	Research & Development Solutions	Total
Revenues:
Americas	$790	$1,017	$1,807
Europe and Africa	593	631	1,224
Asia-Pacific	189	609	798
Total revenues	$1,572	$2,257	$3,829

No individual customer represented 10% or more of consolidated revenues for the three months ended March 31, 2026 or 2025.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2026, approximately $37.3 billion of revenues are expected to be recognized in the future from remaining performance obligations. The Company expects to recognize revenues on approximately 30% of these remaining performance obligations over the next twelve months, on approximately 85% over the next five years, with the balance recognized thereafter. Most of the Company's remaining performance obligations where revenues are expected to be recognized beyond the next twelve months are for service contracts for clinical research in the Company's Research & Development Solutions segment. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.
3. Trade Accounts Receivable, Unbilled Services and Unearned Income
Trade accounts receivables and unbilled services consist of the following:

(in millions)	March 31, 2026	December 31, 2025
Trade accounts receivable	$1,632	$1,668
Unbilled services	1,763	1,783
Trade accounts receivable and unbilled services	3,395	3,451
Allowance for doubtful accounts	(49)	(51)
Trade accounts receivable and unbilled services, net	$3,346	$3,400

Unbilled services and unearned income were as follows:

(in millions)	March 31, 2026	December 31, 2025	Change
Unbilled services	$1,763	$1,783	$(20)
Unearned income	(2,261)	(2,118)	(143)
Net balance	$(498)	$(335)	$(163)
Unbilled services, which is comprised of approximately 73% and 71% of unbilled receivables and 27% and 29% of contract assets as of March 31, 2026 and December 31, 2025, decreased by $20 million as compared to December 31, 2025. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $143 million over the same period resulting in a decrease of $163 million in the net balance of unbilled services and unearned income between March 31, 2026 and December 31, 2025. The change in the net balance is driven by the difference in timing of revenue recognition in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, primarily related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.
The majority of the unearned income balance as of the beginning of the year is expected to be recognized in revenues during the year ended December 31, 2026.
Bad debt expense recognized on the Company’s trade accounts receivable was immaterial for the three months ended March 31, 2026 and 2025.
Accounts Receivable Factoring Arrangements
The Company has accounts receivable factoring agreements to sell certain eligible unsecured trade accounts receivable, either based on automatic arrangements or at its option, without recourse, to unrelated third-party financial institutions for cash. During the three months ended March 31, 2026, through its accounts receivable factoring arrangements that the Company utilizes most frequently, the Company factored approximately $182 million of customer invoices on a non-recourse basis and received approximately $180 million in cash proceeds from the sales. During the three months ended March 31, 2025, through these same accounts receivable factoring arrangements, the Company factored approximately $167 million of customer invoices on a non-recourse basis and received approximately $166 million in cash proceeds from the sales. The fees associated with these transactions were immaterial. The Company has other accounts receivable arrangements for which the activity associated with them is immaterial.
4. Goodwill
The following is a summary of goodwill by reportable segment for the three months ended March 31, 2026:

(in millions)	Commercial Solutions	Research & Development Solutions	Consolidated
Balance as of January 1, 2026	$12,987	$3,629	$16,616
Business combinations	26	4	30
Impact of foreign currency fluctuations and other	(91)	(11)	(102)
Balance as of March 31, 2026	$12,922	$3,622	$16,544
In the first quarter of 2026, the Company reorganized its reportable segments as further detailed in Note 14. As a result, the former Contract Sales & Medical Solutions segment, which had a goodwill balance of $167 million at the time of the reorganization, was incorporated into the Technology & Analytics Solutions segment, which was renamed Commercial Solutions. Additionally, Real-World Late Phase and certain other Real-World offerings were moved from the Technology & Analytics Solutions segment to the Research & Development Solutions segment. Goodwill balances as of January 1, 2026 have been recast using the relative fair value approach to conform to this new presentation. In addition, the Company performed a goodwill impairment test, and the results of the analysis indicated that the fair values for all of its reporting units were in excess of their carrying values, indicating no impairment.

5. Derivatives
The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

(in millions)	Balance Sheet Classification	March 31, 2026			December 31, 2025
		Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$—	$32	$1,466	$—	$45	$1,470
Cross-currency swaps	Other current liabilities	—	258	2,716	—	322	2,720
Foreign exchange forward contracts	Other current liabilities	—	3	130	—	—	127
Total derivatives		$—	$293		$—	$367
The pre-tax effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Three Months Ended March 31,
(in millions)	2026	2025
Interest rate swaps	$13	$(26)
Foreign exchange forward contracts	(3)	5
Total	$10	$(21)
The Company expects approximately $3 million of pre-tax unrealized gains related to its foreign exchange contracts and interest rate derivatives included in accumulated other comprehensive (loss) income (“AOCI”) as of March 31, 2026 to be reclassified into earnings within the next twelve months. For the three months ended March 31, 2026 and 2025, the total amount, net of income taxes, of the cash flow hedge effect on the accompanying condensed consolidated statements of income was $(7) million and $(1) million, respectively.
As of March 31, 2026 and 2025, the Company's cross-currency swaps were designated as a hedge of its net investment in certain foreign subsidiaries. For the three months ended March 31, 2026 and 2025, the Company recorded a $64 million gain and $(133) million loss, respectively, within AOCI as a result of these cross-currency swaps. The Company recognized approximately $10 million and $12 million related to the excluded component as a reduction of interest expense for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, the portion of the Company's foreign currency denominated debt balance (net of original issue discount) designated as a hedge of its net investment in certain foreign subsidiaries totaled €2,575 million ($2,962 million). The amount of foreign exchange gains (losses) related to the net investment hedge included in the cumulative translation adjustment component of AOCI for the three months ended March 31, 2026 and 2025 was $60 million and $(144) million, respectively.
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
The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values as of March 31, 2026 and December 31, 2025 due to their short-term nature. As of March 31, 2026 and December 31, 2025, the fair value of total debt was $15,908 million and $15,935 million, respectively, as determined under Level 2 measurements for these financial instruments.
Recurring Fair Value Measurements
The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of March 31, 2026:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$190	$—	$—	$190
Derivatives	—	—	—	—
Total	$190	$—	$—	$190
Liabilities:
Derivatives	$—	$293	$—	$293
Contingent consideration	—	—	110	110
Total	$—	$293	$110	$403
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
Contingent consideration — The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenues performance targets and operating forecasts) and the probability of achieving the specific targets. Based on the assessments of the probability of achieving specific targets, as of March 31, 2026 the Company has accrued approximately 70% of the maximum contingent consideration payments that could potentially become payable.
The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31, 2026:

(in millions)	Contingent Consideration
Balance as of December 31, 2025	$105
Business combinations	6
Revaluations included in earnings and foreign currency translation adjustments	(1)
Balance as of March 31, 2026	$110
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
Non-recurring Fair Value Measurements
As of March 31, 2026, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled $21,765 million and were identified as Level 3. These assets are comprised of debt investments and cost and equity method investments of $418 million, goodwill of $16,544 million and other identifiable intangibles, net of $4,803 million.
7. Credit Arrangements
The following is a summary of the Company’s revolving credit facilities as of March 31, 2026:

Facility	Interest Rates
$2,000 million (revolving credit facility)	U.S. Dollar Term SOFR plus a margin of 1.25% as of March 31, 2026
$110 million (receivables financing facility)	U.S. Dollar Term SOFR plus a margin of 1.00% plus a 10 basis credit spread adjustment as of March 31, 2026

The following table summarizes the Company’s debt at the dates indicated:

(dollars in millions)	March 31, 2026	December 31, 2025
Revolving Credit Facility due 2030:
U.S. Dollar denominated borrowings—U.S. Dollar Term SOFR at average floating rates of 4.92%	$1,000	$800
Senior Secured Credit Facilities:
Term A Loan due 2030—Euribor at floating rates of 3.14%	281	290
Term A Loan due 2030—U.S. Dollar Term SOFR at floating rates of 4.92%	2,135	2,162
Term B Loan due 2031—U.S. Dollar Term SOFR at floating rates of 5.45%	1,960	1,965
5.700% Senior Secured Notes due 2028—U.S. Dollar denominated	750	750
6.250% Senior Secured Notes due 2029—U.S. Dollar denominated	1,250	1,250
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	1,050	1,050
6.500% Senior Notes due 2030—U.S. Dollar denominated	500	500
6.250% Senior Notes due 2032—U.S. Dollar denominated	2,000	2,000
2.25% Senior Notes due 2028—Euro denominated	828	845
2.875% Senior Notes due 2028—Euro denominated	818	835
1.750% Senior Notes due 2026—Euro denominated	—	646
2.250% Senior Notes due 2029—Euro denominated	1,036	1,057
Term Loan due 2027—U.S. Dollar Term SOFR at floating rates of 4.92%	650	—
Receivables financing facility due 2027—U.S. Dollar Term SOFR at floating rates of 4.78%:
Revolving Loan Commitment	110	110
Term Loan	440	440
Principal amount of debt	15,908	15,800
Less: unamortized discount and debt issuance costs	(75)	(76)
Less: current portion	(1,844)	(1,840)
Long-term debt	$13,989	$13,884
Contractual maturities of long-term debt as of March 31, 2026 are as follows:

(in millions)
Remainder of 2026	$1,158
2027	2,444
2028	2,540
2029	2,429
2030	3,471
Thereafter	3,866
$15,908

Senior Secured Credit Facilities
As of March 31, 2026, the Company’s Fifth Amended and Restated Credit Agreement provided financing through several senior secured credit facilities of up to $6,371 million, which consisted of $5,376 million principal amounts of debt outstanding (as detailed in the table above), and $995 million of available borrowing capacity on the $2,000 million revolving credit facility and standby letters of credit. The revolving credit facility is comprised of a $2,000 million senior secured revolving facility available in U.S. dollars.
Term Loan due 2027
On March 11, 2026, the Company entered into a 364-Day Term A Loan Agreement to borrow $650 million in U.S. Dollar denominated Term A loans due 2027 (the “Term Loan due 2027”). The Term Loan due 2027 bears interest based on the Secured Overnight Financing Rate term rates (“Term SOFR”), plus a margin ranging from 1.125% to 2.00%, with a Term SOFR floor of 0.00% per annum. The proceeds from the Term Loan due 2027 were used to repay approximately €550 million of the 1.750% senior notes due 2026 (the “1.750% Notes”) at maturity, including the payment of fees and expenses related to the offering, and for general corporate purposes.
Senior Notes
On March 16, 2026, the proceeds from the Term Loan due 2027 were used to repay all of the Company’s outstanding €550 million 1.750% Notes. The Company’s obligations with respect to the 1.750% Notes were discharged on the same day as the notes were repaid in full.
Restrictive Covenants
The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. As of March 31, 2026, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.
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
9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of March 31, 2026 or December 31, 2025.
Equity Repurchase Program
As of March 31, 2026, the total stock repurchase authorization under the Company's equity repurchase program (the "Repurchase Program") was $13,725 million. The Repurchase Program does not obligate the Company to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time. During the three months ended March 31, 2026, the Company repurchased 3.2 million shares of its common stock for $552 million under the Repurchase Program. As of March 31, 2026, the Company had remaining authorization to repurchase up to $1,217 million of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
10. Business Combinations
The Company completed individually and in the aggregate immaterial acquisitions during the three months ended March 31, 2026. The Company’s assessment of fair value, including the valuation of certain identified intangibles, and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments, largely related to acquired intangible assets and related deferred taxes, may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The Company recorded goodwill from these acquisitions, primarily attributable to assembled workforce, expected synergies and new customer relationships. The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented as pro forma results of operations would not be materially different to the actual results of operations of the Company.
The following table provides certain preliminary financial information for these acquisitions:

(in millions)	March 31, 2026
Assets acquired:
Cash and cash equivalents	$6
Accounts receivable	4
Goodwill	30
Other identifiable intangibles	25
Liabilities assumed:
Other liabilities	(5)
Deferred income taxes, long-term	(7)
Net assets acquired (1)	$53
(1) Net assets acquired includes contingent consideration and deferred purchase price of $10 million.
None of the goodwill from acquisitions during the three months ended March 31, 2026 is deductible for income tax purposes.

The following table provides a summary of the preliminary estimated fair value of certain intangible assets acquired:

(in millions)	Amortization Period		March 31, 2026
Other identifiable intangibles:
Customer relationships	10	years	$18
Software and related assets	3	years	6
Non-compete agreements	3	years	1
Total Other identifiable intangibles			$25
11. Restructuring
The Company has continued to take restructuring actions in 2026 to align its resources and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These actions include consolidating functional activities, eliminating redundant positions, and aligning resources with customer requirements. These restructuring actions are expected to continue throughout 2026 and into 2027.
The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs
Balance as of December 31, 2025	$31
Expense, net of reversals	51
Payments	(38)
Foreign currency translation and other	(1)
Balance as of March 31, 2026	$43
The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals as of March 31, 2026 will be paid in 2026 and 2027.
12. Income Taxes
The Company's effective income tax rate was 18.0% and 18.9% in the first quarter of 2026 and 2025, respectively. The effective income tax rate in the first quarter of 2026 and 2025 was favorably impacted due to changes in the geographical mix of earnings amongst the United States and foreign tax jurisdictions.
On December 12, 2022, the European Union member states agreed to implement the Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least €750 million, which went into effect in 2025. In January 2026, the OECD released Administrative Guidance establishing a “side‑by‑side” system that is intended to reduce the compliance burden of calculating the Pillar 2 top-up-tax amounts for jurisdictions with similar regimes with minimum tax requirements for fiscal years beginning on or after January 1, 2026, subject to adoption by relevant jurisdictions. This is achieved by deeming a top-up tax amount of zero as it relates to Income Inclusion Rules and Undertaxed Profits Rules for MNE groups with an ultimate parent entity in such jurisdictions; however, this guidance does not affect the application of local minimum or qualified domestic top‑up taxes in foreign jurisdictions. During the three months ended March 31, 2026, the Company evaluated enacted and substantively enacted Pillar Two legislation and performed calculations under applicable safe harbor frameworks to identify jurisdictions with effective tax rates below 15%, and any resulting top‑up tax was recorded as a period cost in the annual effective tax rate. The Company continues to monitor global developments and is assessing the potential impact of these rules on its income tax provision.

13. Accumulated Other Comprehensive (Loss) Income
Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance as of December 31, 2025	$(1,126)	$(43)	$40	$186	$(943)
Other comprehensive income (loss) before reclassifications	(19)	—	—	(13)	(32)
Reclassification adjustments	—	10	—	(3)	7
Balance as of March 31, 2026	$(1,145)	$(33)	$40	$170	$(968)
Below is a summary of the adjustments for amounts reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

(in millions)	Affected Financial Statement Line Item	Three Months Ended March 31,
		2026	2025
Derivative instruments:
Interest rate swaps	Interest expense	$(2)	$1
Foreign exchange forward contracts	Revenues	(8)	(2)
Total before income taxes		(10)	(1)
Income taxes		(3)	—
Total net of income taxes		$(7)	$(1)
14. Segments
The following table presents the Company’s operations by reportable segment. The Company was previously managed through three reportable segments, Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions. Effective January 1, 2026, the Company updated its segment reporting to align with industry evolution, its updated operating model, and how internal reporting is provided to the chief operating decision maker ("CODM"). As a result, the Contract Sales & Medical Solutions segment, which had become more closely related operationally to the Technology & Analytics Solutions segment commercial offerings, was incorporated into the Technology & Analytics Solutions segment, which is renamed Commercial Solutions. Additionally, Real-World Late Phase and certain other Real-World offerings that had become more closely related operationally to the clinical research business, were moved from the Technology & Analytics Solutions segment to the Research & Development Solutions segment. The Company is reflecting the recast of segment information for the three months ended March 31, 2025 on this basis in the table below.
The Company is now managed through two reportable segments, Commercial Solutions and Research & Development Solutions. Commercial Solutions provides mission critical information, advanced analytics, technology solutions, health care provider services (including contract sales), and patient engagement services to the Company’s life science clients. Research & Development Solutions, which primarily serves biopharmaceutical customers, provides outsourced clinical research, clinical trial and real-world research related services.
Certain costs are not allocated to the Company's segments and are reported as general corporate and unallocated expenses. These costs primarily consist of stock-based compensation, expenses related to integration activities and acquisitions, as well as certain general corporate and unallocated expenses. The Company also does not allocate restructuring costs, depreciation and amortization or impairment charges, if any, to its segments. Asset information by segment is not presented, as this measure is not used by the chief executive officer, who is the CODM, to assess the Company’s performance.
For both segments, the CODM uses segment revenue and segment profit in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a monthly and quarterly basis for both segment revenue and profit when making decisions about allocating operating and capital resources to the segments. The CODM also uses segment revenue and profit to assess the performance for each segment by comparing the results of each segment with one another and in determining the compensation of certain employees.

The Company’s reportable segment information is presented below:

	Three Months Ended March 31,
(in millions)	2026	2025
Revenues
Commercial Solutions	$1,754	$1,572
Research & Development Solutions	2,397	2,257
Total revenues	4,151	3,829
Cost of revenues, exclusive of depreciation and amortization
Commercial Solutions	1,121	980
Research & Development Solutions	1,675	1,551
Total cost of revenues, exclusive of depreciation and amortization	2,796	2,531
Selling, general and administrative expenses
Commercial Solutions	252	237
Research & Development Solutions	250	230
Total selling, general and administrative expenses reportable segments	502	467
Segment profit
Commercial Solutions	381	355
Research & Development Solutions	472	476
Total segment profit	853	831
General corporate and unallocated expenses	—	(41)
Depreciation and amortization	(288)	(265)
Restructuring costs	(51)	(29)
Total income from operations	514	496
Interest income	(10)	(11)
Interest expense	192	165
Loss on extinguishment of debt	—	4
Other expense, net	4	15
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	$328	$323
15. Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Numerator:
Net income attributable to IQVIA Holdings Inc.	$274	$249
Denominator:
Basic weighted average common shares outstanding	168.4	175.7
Effect of dilutive stock options and share awards	1.4	1.7
Diluted weighted average common shares outstanding	169.8	177.4
Earnings per share attributable to common stockholders:
Basic	$1.63	$1.42
Diluted	$1.61	$1.40
Stock-based awards will have a dilutive effect under the treasury method when the respective period's average market value of the Company's common stock exceeds the exercise proceeds. Performance awards are included in diluted earnings per share based on if the performance targets have been met at the end of the reporting period.

For the three months ended March 31, 2026 and 2025, the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions that have not been met at the end of the reporting period or the effect of including such stock-based awards in the computation would be anti-dilutive was 2.2 million and 2.2 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for Forward-Looking Information
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “2025 Form 10-K”).
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
We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, that business disruptions caused by natural disasters, pandemics, and the public health policy responses to the outbreak, international conflict or other disruptions outside of our control; most of our contracts may be terminated on short notice, and we may lose or experience delays with large client contracts or be unable to enter into new contracts; the market for our services may not grow as we expect; we may be unable to successfully develop and market new services or enter new markets; imposition of restrictions on our use of data by data suppliers or their refusal to license data to us; any failure by us to comply with contractual, regulatory or ethical requirements under our contracts, including current or future changes to data protection and privacy laws; breaches or misuse of our or our outsourcing partners’ security or communications systems; failure to meet our productivity or business transformation objectives; failure to successfully invest in growth opportunities; our ability to protect our intellectual property rights and our susceptibility to claims by others that we are infringing on their intellectual property rights; the expiration or inability to acquire third party licenses for technology or intellectual property; any failure by us to accurately and timely price and formulate cost estimates for contracts, or to document change orders; hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements; the rate at which our backlog converts to revenues; our ability to acquire, develop and implement technology necessary for our business; consolidation in the industries in which our clients operate; risks related to client or therapeutic concentration; government regulators or our customers may limit the number or scope of indications for medicines and treatments or withdraw products from the market, and government regulators may impose new regulatory requirements or may adopt new regulations affecting the biopharmaceutical industry; the risks associated with operating on a global basis, including currency or exchange rate fluctuations and legal compliance, including anti-corruption laws; risks related to the enactment of legislation or the imposition of regulations or other restrictions or actions by governments that create business uncertainty and have the potential to limit trade; changes in accounting standards; general economic conditions in the markets in which we operate, including financial market conditions, inflation and risks related to sales to government entities; the impact of changes in tax laws and regulations; and our ability to successfully integrate, and achieve expected benefits from, our acquired businesses. In addition, we may not achieve the expected benefits of our reorganized business segment structure. For a further discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” in our 2025 Form 10-K, as updated in our subsequently filed Quarterly Reports on Form 10-Q.

Overview
IQVIA is a leading global provider of clinical research services, commercial insights and healthcare intelligence to the life sciences and healthcare industries. IQVIA’s portfolio of solutions are powered by IQVIA Connected Intelligence™ to deliver actionable insights and services built on high-quality health data, Healthcare-grade AI®, advanced analytics, the latest technologies and extensive domain expertise. We are committed to using artificial intelligence responsibly, with AI-powered capabilities built on best-in-class approaches to privacy, regulatory compliance and patient safety, and delivering AI to the high standards of trust, scalability and precision demanded by the industry. With approximately 93,000 employees in over 100 countries, including experts in healthcare, life sciences, data science, technology and operational excellence, we are dedicated to accelerating the development and commercialization of innovative medical treatments to help improve patient outcomes and population health worldwide.
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
We were previously managed through three reportable segments, Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions. Effective January 1, 2026, we updated our segment reporting to align with industry evolution, our updated operating model, and how internal reporting is provided to the chief operating decision maker ("CODM"). As a result, the Contract Sales & Medical Solutions segment, which had become more closely related operationally to the Technology & Analytics Solutions segment commercial offerings, was incorporated into the Technology & Analytics Solutions segment, which was renamed Commercial Solutions. Additionally, Real-World Late Phase and certain other Real-World offerings that had become more closely related operationally to the clinical research business, were moved from the Technology & Analytics Solutions segment to the Research & Development Solutions segment.
We are now managed through two reportable segments: Commercial Solutions and Research & Development Solutions. Commercial Solutions provides mission critical information, advanced analytics, technology solutions, health care provider services (including contract sales), and patient engagement services to the Company’s life science clients. Research & Development Solutions, which primarily serves biopharmaceutical customers, provides outsourced clinical research, clinical trial and real-world research related services.
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

Foreign Currency Translation
In the first three months of 2026, approximately 30% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenues and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period to period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results. As such, the differences noted below between reported results of operations and constant currency information are wholly attributable to the effects of foreign currency rate fluctuations.
Consolidated Results of Operations
For information regarding our results of operations for Commercial Solutions and Research & Development Solutions, refer to “Segment Results of Operations” later in this section.
Revenues

	Three Months Ended March 31,		Change
(in millions)	2026	2025	$	%
Revenues	$4,151	$3,829	$322	8.4%
For the first quarter of 2026, our revenues increased $322 million, or 8.4%, as compared to the same period in 2025. This increase was comprised of constant currency revenue growth of approximately $228 million, or 6.0%, reflecting a $134 million increase in Commercial Solutions and a $94 million increase in Research & Development Solutions.

Cost of Revenues, exclusive of Depreciation and Amortization

	Three Months Ended March 31,
(in millions)	2026	2025
Cost of revenues, exclusive of depreciation and amortization	$2,796	$2,531
% of revenues	67.4%	66.1%
The $265 million increase in cost of revenues, exclusive of depreciation and amortization, for the three months ended March 31, 2026 as compared to the same period in 2025 included a constant currency increase of approximately $185 million, or 7.3%, reflecting a $108 million increase in Commercial Solutions and a $77 million increase in Research & Development Solutions.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
(in millions)	2026	2025
Selling, general and administrative expenses	$502	$508
% of revenues	12.1%	13.3%
The $6 million decrease in selling, general and administrative expenses for the three months ended March 31, 2026 as compared to the same period in 2025 included a constant currency decrease of approximately $21 million, or 4.1%, reflecting a $6 million increase in Commercial Solutions, a $18 million increase in Research & Development Solutions, and a $45 million decrease in general corporate and unallocated expenses.

Depreciation and Amortization

	Three Months Ended March 31,
(in millions)	2026	2025
Depreciation and amortization	$288	$265
% of revenues	6.9%	6.9%
The $23 million increase in depreciation and amortization for the three months ended March 31, 2026 compared to the same period in 2025 is mainly related to an increase in amortization of capitalized software costs and intangible assets from acquisitions occurring in 2025 and 2026.
Restructuring Costs

	Three Months Ended March 31,
(in millions)	2026	2025
Restructuring costs	$51	$29
The restructuring costs incurred during 2026 and 2025 were due to ongoing efforts to streamline our global operations and reduce overcapacity to adapt to changing market conditions and integrate acquisitions. These restructuring actions are expected to occur throughout 2026 and into 2027 and are expected to consist of consolidating functional activities, eliminating redundant positions and aligning resources with customer requirements.
Interest Income and Interest Expense

	Three Months Ended March 31,
(in millions)	2026	2025
Interest income	$(10)	$(11)
Interest expense	$192	$165
Interest income includes interest received primarily from bank balances and investments. Interest income during the three months ended March 31, 2026 decreased as compared to the same period in 2025, primarily as a result of lower deposit rates.
Interest expense during the three months ended March 31, 2026 increased compared to the same period in 2025 as a result of higher outstanding debt balances.
Other Expense, Net

	Three Months Ended March 31,
(in millions)	2026	2025
Other expense, net	$4	$15
Other expense, net for the three months ended March 31, 2026 decreased compared to the same period in 2025 primarily due to more foreign currency gain on transactions, offset by adjustments in investment balances.
Income Tax Expense

	Three Months Ended March 31,
(in millions)	2026	2025
Income tax expense	$59	$61
Our effective income tax rate was 18.0% and 18.9% in the first quarter of 2026 and 2025, respectively. Our effective income tax rate in the first quarter of 2026 and 2025 was favorably impacted due to changes in the geographical mix of earnings amongst the United States and foreign tax jurisdictions.

On December 12, 2022, the European Union member states agreed to implement the Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least €750 million, which went into effect in 2025. In January 2026, the OECD released Administrative Guidance establishing a “side‑by‑side” system that is intended to reduce the compliance burden of calculating the Pillar 2 top-up-tax amounts for jurisdictions with similar regimes with minimum tax requirements for fiscal years beginning on or after January 1, 2026, subject to adoption by relevant jurisdictions. This is achieved by deeming a top-up tax amount of zero as it relates to Income Inclusion Rules and Undertaxed Profits Rules for MNE groups with an ultimate parent entity in such jurisdictions; however, this guidance does not affect the application of local minimum or qualified domestic top‑up taxes in foreign jurisdictions. During the three months ended March 31, 2026, we evaluated enacted and substantively enacted Pillar Two legislation and performed calculations under applicable safe harbor frameworks to identify jurisdictions with effective tax rates below 15%, and any resulting top‑up tax was recorded as a period cost in the annual effective tax rate. We continue to monitor global developments and are assessing the potential impact of these rules on our income tax provision.
Equity in Earnings (Losses) of Unconsolidated Affiliates

	Three Months Ended March 31,
(in millions)	2026	2025
Equity in earnings (losses) of unconsolidated affiliates	$6	$(13)
Equity in earnings (losses) of unconsolidated affiliates for the three months ended March 31, 2026, increased compared to the same period in 2025 due to the results in the operations of our unconsolidated affiliates.
Segment Results of Operations
In the tables below, the Company is reflecting the recast of segment information for the three months ended March 31, 2025 based on the changes described in Note 14 included elsewhere in this Quarterly Report on Form 10-Q. Revenues and profit by segment are as follows:

Three Months Ended March 31, 2026 and 2025
	Segment Revenues		Segment Profit
(in millions)	2026	2025	2026	2025
Commercial Solutions	$1,754	$1,572	$381	$355
Research & Development Solutions	2,397	2,257	472	476
Total	4,151	3,829	853	831
General corporate and unallocated expenses			—	(41)
Depreciation and amortization			(288)	(265)
Restructuring costs			(51)	(29)
Consolidated	$4,151	$3,829	$514	$496

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

Commercial Solutions

	Three Months Ended March 31,		Change
(in millions)	2026	2025	$	%
Revenues	$1,754	$1,572	$182	11.6%
Cost of revenues, exclusive of depreciation and amortization	1,121	980	141	14.4
Selling, general and administrative expenses	252	237	15	6.3
Segment profit	$381	$355	$26	7.3%

Revenues
Commercial Solutions’ revenues were $1,754 million for the first quarter of 2026, an increase of $182 million, or 11.6%, over the same period in 2025. This increase was comprised of constant currency revenue growth of approximately $134 million, or 8.5%, reflecting revenue growth primarily in the Americas region and to a lesser extent in the Europe and Africa region.
The constant currency revenue growth for the three months ended March 31, 2026 was primarily driven by an increase in patient solutions (formerly included in real-world solutions), and to a lesser extent by information services and commercial engagement services (formerly included in contract sales and medical solutions).
Cost of Revenues, exclusive of Depreciation and Amortization
Commercial Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $141 million, or 14.4%, in the first quarter of 2026 over the same period in 2025. This increase included a constant currency increase of approximately $108 million, or 11.0%.
The constant currency increase for the three months ended March 31, 2026 was primarily related to an increase in compensation and related expenses and to a lesser extent in reimbursed expenses and costs of acquiring and processing data to support revenue growth.
Selling, General and Administrative Expenses
Commercial Solutions’ selling, general and administrative expenses increased $15 million, or 6.3%, in the first quarter of 2026 as compared to the same period in 2025, which included a constant currency increase of approximately $6 million, or 2.5%.
The constant currency increase for the three months ended March 31, 2026 was primarily related to an increase in compensation and related expenses.
Research & Development Solutions

	Three Months Ended March 31,		Change
(in millions)	2026	2025	$	%
Revenues	$2,397	$2,257	$140	6.2%
Cost of revenues, exclusive of depreciation and amortization	1,675	1,551	124	8.0
Selling, general and administrative expenses	250	230	20	8.7
Segment profit	$472	$476	$(4)	(0.8)%

Backlog
Research & Development Solutions’ contracted backlog increased from $34.0 billion (recast amount to reflect segment changes noted above) as of December 31, 2025 to $34.2 billion as of March 31, 2026, and we expect approximately $8.9 billion of this backlog to convert to revenues in the next twelve months.

Revenues
Research & Development Solutions’ revenues were $2,397 million for the first quarter of 2026, an increase of $140 million, or 6.2%, over the same period in 2025. This increase was comprised of constant currency revenue growth of approximately $94 million, or 4.2%, reflecting revenue growth primarily in the Americas region.
The constant currency revenue growth for the three months ended March 31, 2026 was primarily the result of volume-related increases in clinical services and lab testing.
Cost of Revenues, exclusive of Depreciation and Amortization
Research & Development Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $124 million, or 8.0%, in the first quarter of 2026 over the same period in 2025. This increase included a constant currency increase of approximately $77 million, or 5.0%.
The constant currency increase for the three months ended March 31, 2026 was primarily related to an increase in compensation and related expenses and to a lesser extent in reimbursed expenses as a result of volume-related increases in clinical services.
Selling, General and Administrative Expenses
Research & Development Solutions’ selling, general and administrative expenses increased $20 million, or 8.7%, in the first quarter of 2026 as compared to the same period in 2025, which included a constant currency increase of approximately $18 million, or 7.8%.
The constant currency increase for the three months ended March 31, 2026 was primarily related to an increase in compensation and related expenses.
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
We had a cash balance of $1,947 million as of March 31, 2026 ($635 million of which was in the United States), a decrease from $1,980 million as of December 31, 2025.

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
Equity Repurchase Program
As of March 31, 2026, the total stock repurchase authorization under our equity repurchase (the "Repurchase Program") was $13,725 million. The Repurchase Program does not obligate us to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time. During the three months ended March 31, 2026, we repurchased 3.2 million shares of our common stock for $552 million under the Repurchase Program. As of March 31, 2026, we had remaining authorization to repurchase up to $1,217 million of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
Debt
As of March 31, 2026, we had $15,908 million of total indebtedness, excluding $995 million of additional available borrowings under our revolving credit facility. Our long-term debt arrangements contain customary restrictive covenants and, as of March 31, 2026, we believe we were in compliance with our restrictive covenants in all material respects.
Senior Secured Credit Facilities
As of March 31, 2026, our Fifth Amended and Restated Credit Agreement provided financing through the senior secured credit facilities of up to $6,371 million, which consisted of $5,376 million principal amounts of debt outstanding, and $995 million of available borrowing capacity on the revolving credit facility and standby letters of credit. See Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding our credit arrangements.
Term Loan due 2027
On March 11, 2026, we entered into a 364-Day Term A Loan Agreement to borrow $650 million in U.S. Dollar denominated Term A loans due 2027 (the “Term Loan due 2027”). The Term Loan due 2027 bears interest based on the Secured Overnight Financing Rate term rates (“Term SOFR”), plus a margin ranging from 1.125% to 2.00%, with a Term SOFR floor of 0.00% per annum. The proceeds from the Term Loan due 2027 were used to repay approximately €550 million of the 1.750% senior notes due 2026 (the “1.750% Notes”) at maturity, including the payment of fees and expenses related to the offering, and for general corporate purposes.
Senior Notes
On March 16, 2026, the proceeds from the Term Loan due 2027 were used to repay all of our outstanding €550 million 1.750% Notes. Our obligations with respect to the 1.750% Notes were discharged on the same day as the notes were repaid in full.
Receivables Financing Facility
As of March 31, 2026, no additional amounts of revolving loans were available under the receivables financing facility.

Three months ended March 31, 2026 and 2025
Cash Flow from Operating Activities

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash provided by operating activities	$618	$568
Cash provided by operating activities increased $50 million during the first three months of 2026 as compared to the same period in 2025. The increase was primarily driven by increases in cash-related net income ($44 million), cash from unearned income ($41 million), and cash from accounts receivable and unbilled services ($24 million), offset by a decrease in cash from other operating assets and liabilities ($59 million).
Cash Flow from Investing Activities

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash used in investing activities	$(196)	$(305)
Cash used in investing activities decreased $109 million during the first three months of 2026 as compared to the same period in 2025, primarily driven by less cash used for acquisitions of businesses ($97 million), cash used for investments in debt and equity securities ($19 million), cash used for acquisitions of property, equipment and software ($15 million), and cash from other ($1 million), offset by more cash used for investments in unconsolidated affiliates, net ($22 million) and cash from sales of marketable securities, net ($1 million).
Cash Flow from Financing Activities

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash used in financing activities	$(433)	$(258)
Cash used in financing activities increased $175 million during the first three months of 2026 as compared to the same period in 2025, primarily due to less proceeds from issuance of debt, net ($1,333 million), more cash used for repurchase of common stock ($177 million), less proceeds from revolving credit facilities, net of repayments ($75 million), and more cash used for payments related to employee stock incentive plans ($5 million), offset by less cash payments for debt and principal payments on finance leases ($1,413 million) and contingent consideration and deferred purchase price accruals ($2 million).
Information about our Guarantors and the Issuer of our Guaranteed Securities
The accompanying summarized financial information has been prepared and presented pursuant to Rule 3-10 of Regulation S-X and Rule 13-01 of Regulation S-X. Each of our current direct and indirect material U.S. wholly owned restricted subsidiaries (excluding IQVIA Solutions Japan LLC and IQVIA Services Japan LLC) (the "Guarantor subsidiaries" and, together with IQVIA Holdings Inc., the “Guarantors”), have jointly and severally, irrevocably and unconditionally, on a senior secured basis, guaranteed the obligations under the 6.250% senior secured notes due 2029 and 5.700% senior secured notes due 2028 (collectively, the “Notes”) issued by IQVIA Inc. (the “Issuer”).
The following presents the summarized financial information on a combined basis for IQVIA Holdings Inc. (parent company), the Issuer and the Guarantor subsidiaries, which are collectively referred to as the “obligated group.” Each Guarantor subsidiary is consolidated by IQVIA Holdings Inc. as of March 31, 2026 and December 31, 2025. Refer to Exhibit 22.1 to this Quarterly Report on Form 10-Q for the detailed list of entities included within the obligated group as of March 31, 2026.

The guarantee of a Guarantor subsidiary with respect to the Notes will be automatically and unconditionally released and discharged and shall terminate and be of no further force and effect, and no further action by such Guarantor subsidiary, the Issuer, or U.S. Bank Trust Company, National Association, as trustee, be required upon the occurrence of any of the events described in Article IX of the indenture governing such Notes, including, subject to certain conditions and limitations contained in such indenture, (a) the sale, disposition or transfer of the capital stock of such Guarantor or all or substantially all of the assets of such Guarantor; (b) the release or discharge of the guarantee by such Guarantor under the senior secured term loan facilities and the senior secured revolving credit facilities; (c) the designation of any Restricted Subsidiary that is a Guarantor as an Unrestricted Subsidiary (in each case, as such terms are defined in the indenture governing such Notes) in compliance with the applicable provisions of the indenture governing such Notes; (d) in accordance with Article VIII of the indenture governing such Notes or the discharge of the Issuer’s obligations under such indenture in accordance with the terms of such indenture; or (e) the merger, amalgamation or consolidation of any Guarantor with and into the Issuer or a Guarantor.
Summarized Combined Financial Information of the Issuer and Guarantors:
Each entity in the summarized combined financial information follows the same accounting policies as previously disclosed in Note 1 of the consolidated financial statements of our 2025 Form 10-K. Information for the non-Guarantor subsidiaries has been excluded from the combined summarized financial information of the obligated group. The accompanying summarized combined financial information does not reflect investments of the obligated group in non-Guarantor subsidiaries. The financial information of the obligated group is presented on a combined basis; intercompany balances and transactions within the obligated group have been eliminated. The obligated group’s amounts due from and amounts due to non-Guarantor subsidiaries and related parties have been presented in separate line items.
The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group as of:

(in millions)	March 31, 2026	December 31, 2025
Total current assets (excluding amounts due from subsidiaries that are non-Guarantors)	$826	$1,012
Total noncurrent assets	$11,889	$11,876
Amounts due from subsidiaries that are non-Guarantors	$3,724	$4,488

Total current liabilities	$5,073	$5,053
Total noncurrent liabilities	$13,363	$13,324
Amounts due to subsidiaries that are non-Guarantors	$6,070	$6,672
The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

	Three months ended	Twelve months ended
(in millions)	March 31, 2026	December 31, 2025
Net revenues	$1,710	$7,137
Costs and expenses applicable to net revenues	$1,154	$4,630
Income from operations	$284	$1,276
Net (loss) income	$(32)	$286
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.
Contractual Obligations and Commitments
We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements.
There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our 2025 Form 10-K.

Application of Critical Accounting Policies
There have been no material changes to our critical accounting policies as previously disclosed in our 2025 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2025 Form 10-K.
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
Item 1A. Risk Factors
For a discussion of the risks relating to our business, see Part I—Item 1A—“Risk Factors” of our 2025 Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
On October 30, 2013, our Board of Directors (the "Board") approved an equity repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $125 million of our common stock. The Board increased the stock repurchase authorization under the Repurchase Program with respect to the repurchase of our common stock by $600 million, $1.5 billion, $2.0 billion, $1.5 billion, $2.0 billion, $2.0 billion, $2.0 billion, and $2.0 billion in 2015, 2016, 2017, 2018, 2019, 2022, 2023, and 2025, respectively, which increased the total amount that has been authorized under the Repurchase Program to $13,725 million. The Repurchase Program does not obligate us to repurchase any particular amount of common stock, and it may be modified, extended, suspended or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The Repurchase Program for common stock does not have an expiration date. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
From inception of the Repurchase Program through March 31, 2026, we have repurchased a total of $12,508 million of our securities under the Repurchase Program.
During the three months ended March 31, 2026, we repurchased 3.2 million shares of our common stock for $552 million under the Repurchase Program. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of March 31, 2026, we had remaining authorization to repurchase up to $1,217 million of our common stock under the Repurchase Program.
Since the merger between Quintiles and IMS Health in October 2016, we have repurchased 95.2 million shares of our common stock at an average market price per share of $127.53 for an aggregate purchase price of $12,134 million both under and outside of the Repurchase Program. This includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the IQVIA Holdings Inc. 2017 Incentive and Stock Award Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

The following table summarizes the monthly equity repurchase program activity for the three months ended March 31, 2026, and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2026 — January 31, 2026	—	$—	—	$1,769
February 1, 2026 — February 28, 2026	2.9	$171.74	2.9	$1,277
March 1, 2026 — March 31, 2026	0.3	$170.23	0.3	$1,217
	3.2		3.2
Item 5. Other Information
In the first quarter of 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of IQVIA Holdings Inc. adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of IQVIA Holdings Inc., within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.1	IQVIA Holdings Inc. 2026 Incentive and Stock Award Plan.		8-K	001-35907	10.1	April 23, 2026
10.2	Form of Award Agreement Awarding Stock Appreciation Rights under the IQVIA Holdings Inc. 2026 Incentive and Stock Award Plan effective April 2026.		8-K	001-35907	10.2	April 23, 2026
10.3	Form of Award Agreement Awarding Performance Shares under the IQVIA Holdings Inc. 2026 Incentive and Stock Award Plan effective April 2026.		8-K	001-35907	10.3	April 23, 2026
10.4	Form of Award Agreement Awarding Restricted Stock Units under the IQVIA Holdings Inc. 2026 Incentive and Stock Award Plan effective April 2026.		8-K	001-35907	10.4	April 23, 2026
10.5	Form of Award Agreement Awarding Cash-Settled Restricted Stock Units under the IQVIA Holdings Inc. 2026 Incentive and Stock Award Plan effective April 2026.		8-K	001-35907	10.5	April 23, 2026
22.1	List of Subsidiary Guarantors and Affiliates who Collateralize the Company’s Securities.	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Income (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iii) Condensed Consolidated Balance Sheets (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
104	Cover Page Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2026.

IQVIA HOLDINGS INC.

/s/ Michael J. Fedock
Michael J. Fedock Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)