Form 10-Q
period 2026-09-30
IQVIA HOLDINGS INC.
filed 2026-10-27
CIK 1478242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IQV	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	164.8 million shares outstanding as of October 20, 2026

IQVIA HOLDINGS INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenues	$4,428	$4,100	$12,947	$11,946
Cost of revenues, exclusive of depreciation and amortization	2,930	2,727	8,659	7,952
Selling, general and administrative expenses	569	514	1,645	1,531
Depreciation and amortization	321	286	901	827
Restructuring costs	36	20	150	81
Income from operations	572	553	1,592	1,555
Interest income	(12)	(13)	(29)	(34)
Interest expense	203	189	592	536
Loss on extinguishment of debt	—	—	3	4
Other (income) expense, net	(5)	(31)	11	(5)
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	386	408	1,015	1,054
Income tax expense	76	76	195	193
Income before equity in earnings (losses) of unconsolidated affiliates	310	332	820	861
Equity in earnings (losses) of unconsolidated affiliates	42	—	65	(14)
Net income	352	332	885	847
Net income attributable to noncontrolling interests	(2)	(1)	(5)	(1)
Net income attributable to IQVIA Holdings Inc.	$350	$331	$880	$846
Earnings per share attributable to common stockholders:
Basic	$2.13	$1.94	$5.29	$4.90
Diluted	$2.10	$1.93	$5.24	$4.86
Weighted average common shares outstanding:
Basic	164.7	170.2	166.4	172.6
Diluted	167.0	171.7	168.0	174.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$352	$332	$885	$847
Comprehensive income adjustments:
Unrealized gains (losses) on derivative instruments, net of income tax expense (benefit) of $11, $(2), $15, $(8)	37	(5)	48	(26)
Defined benefit plan adjustments, net of income tax (benefit) of $—, $—, $(1), $(1)	(1)	—	(1)	(3)
Foreign currency translation, net of income tax expense (benefit) of $10, $(4), $33, $(143)	22	(38)	(20)	143
Reclassification adjustments:
Reclassifications on derivative instruments included in net income, net of income tax benefit (expense) of $1, $—, $4, $(1)	—	(3)	10	(4)
Comprehensive income	410	286	922	$957
Comprehensive income attributable to noncontrolling interests	(2)	(1)	(5)	(1)
Comprehensive income attributable to IQVIA Holdings Inc.	$408	$285	$917	$956
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,249	$1,980
Trade accounts receivable and unbilled services, net	3,293	3,400
Prepaid expenses	210	162
Income taxes receivable	39	27
Investments in debt, equity and other securities	173	161
Other current assets and receivables	487	519
Total current assets	6,451	6,249
Property and equipment, net	534	533
Operating lease right-of-use assets	313	290
Investments in debt, equity and other securities	86	108
Investments in unconsolidated affiliates	438	324
Goodwill	16,900	16,616
Other identifiable intangibles, net	4,738	4,962
Deferred income taxes	408	357
Deposits and other assets, net	606	505
Total assets	$30,474	$29,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,676	$3,751
Unearned income	2,313	2,118
Income taxes payable	171	140
Current portion of long-term debt	1,244	1,840
Other current liabilities	373	489
Total current liabilities	7,777	8,338
Long-term debt, less current portion	14,823	13,884
Deferred income taxes	157	179
Operating lease liabilities	247	225
Other liabilities	679	688
Total liabilities	23,683	23,314
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock and additional paid-in capital, 400.0 shares authorized as of September 30, 2026 and December 31, 2025, $0.01 par value, 259.8 shares issued and 164.8 shares outstanding as of September 30, 2026; 259.1 shares issued and 169.6 shares outstanding as of December 31, 2025	11,576	11,378
Retained earnings	8,305	7,425
Treasury stock, at cost, 95.0 and 89.5 shares as of September 30, 2026 and December 31, 2025, respectively	(12,315)	(11,357)
Accumulated other comprehensive loss	(906)	(943)
Equity attributable to IQVIA Holdings Inc.’s stockholders	6,660	6,503
Noncontrolling interests	131	127
Total stockholders’ equity	6,791	6,630
Total liabilities and stockholders’ equity	$30,474	$29,944
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2026	2025
Operating activities:
Net income	$885	$847
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	901	827
Amortization of debt issuance costs and discount	17	17
Stock-based compensation	243	187
(Earnings) losses from unconsolidated affiliates	(65)	14
Loss (gain) on investments, net	7	(20)
Benefit from deferred income taxes	(97)	(132)
Changes in operating assets and liabilities:
Change in accounts receivable, unbilled services and unearned income	341	442
Change in other operating assets and liabilities	(231)	(263)
Net cash provided by operating activities	2,001	1,919
Investing activities:
Acquisition of property, equipment and software	(483)	(429)
Acquisition of businesses, net of cash acquired	(589)	(798)
Sales of marketable securities, net	3	2
Investments in unconsolidated affiliates, net of payments received	(67)	(28)
Investments in debt and equity securities	—	(20)
Proceeds from sale of property, equipment and software	—	75
Other	—	(3)
Net cash used in investing activities	(1,136)	(1,201)
Financing activities:
Proceeds from issuance of debt	3,758	3,985
Payment of debt issuance costs	(49)	(34)
Repayment of debt and principal payments on finance leases	(2,458)	(2,676)
Proceeds from revolving credit facility	1,350	1,375
Repayment of revolving credit facility	(2,150)	(2,200)
Payments related to employee stock incentive plans	(43)	(66)
Repurchase of common stock	(950)	(1,032)
Distributions to noncontrolling interests, net	(1)	—
Contingent consideration and deferred purchase price payments	(17)	(26)
Other	(9)	(11)
Net cash used in financing activities	(569)	(685)
Effect of foreign currency exchange rate changes on cash	(27)	79
Increase in cash and cash equivalents	269	112
Cash and cash equivalents at beginning of period	1,980	1,702
Cash and cash equivalents at end of period	$2,249	$1,814
The accompanying notes are an integral part of these condensed consolidated financial statements.

IQVIA HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in millions)	Common Stock Shares	Treasury Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance, December 31, 2025	259.1	(89.5)	$3	$11,375	$7,425	$(11,357)	$(943)	$127	$6,630
Issuance of common stock	0.5	—	—	(40)	—	—	—	—	(40)
Repurchase of common stock, net of tax	—	(3.2)	—	—	—	(557)	—	—	(557)
Stock-based compensation	—	—	—	66	—	—	—	—	66
Net income	—	—	—	—	274	—	—	1	275
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	1	—	1
Foreign currency translation, net of tax	—	—	—	—	—	—	(33)	—	(33)
Reclassification adjustments, net of tax	—	—	—	—	—	—	7	—	7
Balance, March 31, 2026	259.6	(92.7)	3	11,401	7,699	(11,914)	(968)	128	6,349
Issuance of common stock	—	—	—	(1)	—	—	—	—	(1)
Repurchase of common stock, net of tax	—	(2.3)	—	—	—	(402)	—	—	(402)
Stock-based compensation	—	—	—	93	—	—	—	—	93
Net income	—	—	—	—	256	—	—	2	258
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	11	—	11
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(1)	—	(1)
Foreign currency translation, net of tax	—	—	—	—	—	—	(9)	—	(9)
Reclassification adjustments, net of tax	—	—	—	—	—	—	3	—	3
Balance, June 30, 2026	259.6	(95.0)	3	11,493	7,955	(12,316)	(964)	130	6,301
Issuance of common stock	0.2	—	—	(2)	—	—	—	—	(2)
Tax on repurchase of common stock	—	—	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	82	—	—	—	—	82
Distribution to noncontrolling interests, net	—	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	350	—	—	2	352
Unrealized gains on derivative instruments, net of tax	—	—	—	—	—	—	37	—	37
Defined benefit plan adjustments, net of tax	—	—	—	—	—	—	(1)	—	(1)
Foreign currency translation, net of tax	—	—	—	—	—	—	22	—	22
Reclassification adjustments, net of tax	—	—	—	—	—	—	—	—	—
Balance, September 30, 2026	259.8	(95.0)	$3	$11,573	$8,305	$(12,315)	$(906)	$131	$6,791
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

IQVIA HOLDINGS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Summary of Significant Accounting Policies
The Company
IQVIA Holdings Inc. (together with its subsidiaries, the “Company” or “IQVIA”) is a leading global provider of clinical research services, commercial insights and healthcare intelligence to the life sciences and healthcare industries. With approximately 95,000 employees, the Company conducts business in more than 100 countries.
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
Recently Issued Accounting Standards
Accounting pronouncements issued but not adopted as of September 30, 2026
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), to improve the disclosures about an entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance requires additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods, and will be effective for the Company in the annual period beginning January 1, 2027, and interim periods beginning January 1, 2028. The Company is assessing the impacts of this ASU on its disclosures within the consolidated financial statements.
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

2. Revenues by Geography, Concentration of Credit Risk and Remaining Performance Obligations
The following tables represent revenues by geographic region and reportable segment for the three and nine months ended September 30, 2026 and 2025. Results for the three and nine months ended September 30, 2025 reflect the recast of segment information based on the changes described in Note 14.

	Three Months Ended September 30, 2026
(in millions)	Commercial Solutions	Research & Development Solutions	Total
Revenues:
Americas	$894	$1,193	$2,087
Europe and Africa	678	739	1,417
Asia-Pacific	217	707	924
Total revenues	$1,789	$2,639	$4,428

	Three Months Ended September 30, 2025
(in millions)	Commercial Solutions	Research & Development Solutions	Total
Revenues:
Americas	$821	$1,112	$1,933
Europe and Africa	655	642	1,297
Asia-Pacific	197	673	870
Total revenues	$1,673	$2,427	$4,100

	Nine Months Ended September 30, 2026
(in millions)	Commercial Solutions	Research & Development Solutions	Total
Revenues:
Americas	$2,645	$3,465	$6,110
Europe and Africa	2,053	2,128	4,181
Asia-Pacific	638	2,018	2,656
Total revenues	$5,336	$7,611	$12,947

	Nine Months Ended September 30, 2025
(in millions)	Commercial Solutions	Research & Development Solutions	Total
Revenues:
Americas	$2,436	$3,239	$5,675
Europe and Africa	1,888	1,874	3,762
Asia-Pacific	572	1,937	2,509
Total revenues	$4,896	$7,050	$11,946

No individual customer represented 10% or more of consolidated revenues for the three and nine months ended September 30, 2026 or 2025.

Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2026, approximately $34.2 billion of revenues are expected to be recognized in the future from remaining performance obligations. During the three months ended September 30, 2026, the Company updated its estimates of consideration expected to be received under certain clinical research contracts based on current quarter assumptions, resulting in a reduction to the remaining performance obligations. The Company expects to recognize revenues on approximately 30% of these remaining performance obligations over the next twelve months, on approximately 90% over the next five years, with the balance recognized thereafter. Most of the Company's remaining performance obligations where revenues are expected to be recognized beyond the next twelve months are for service contracts for clinical research in the Company's Research & Development Solutions segment. The customer contract transaction price allocated to the remaining performance obligations differs from backlog in that it does not include wholly unperformed contracts under which the customer has a unilateral right to cancel the arrangement.
3. Trade Accounts Receivable, Unbilled Services and Unearned Income
Trade accounts receivables and unbilled services consist of the following:

(in millions)	September 30, 2026	December 31, 2025
Trade accounts receivable	$1,604	$1,668
Unbilled services	1,741	1,783
Trade accounts receivable and unbilled services	3,345	3,451
Allowance for doubtful accounts	(52)	(51)
Trade accounts receivable and unbilled services, net	$3,293	$3,400
Unbilled services and unearned income were as follows:

(in millions)	September 30, 2026	December 31, 2025	Change
Unbilled services	$1,741	$1,783	$(42)
Unearned income	(2,313)	(2,118)	(195)
Net balance	$(572)	$(335)	$(237)
Unbilled services, which is comprised of approximately 73% and 71% of unbilled receivables and 27% and 29% of contract assets as of September 30, 2026 and December 31, 2025, decreased by $42 million as compared to December 31, 2025. Contract assets are unbilled services for which invoicing is based on the timing of certain milestones related to service contracts for clinical research whereas unbilled receivables are billable upon the passage of time. Unearned income increased by $195 million over the same period resulting in a decrease of $237 million in the net balance of unbilled services and unearned income between September 30, 2026 and December 31, 2025. The change in the net balance is driven by the difference in timing of revenue recognition in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, primarily related to the Company’s Research & Development Solutions contracts (which is based on the percentage of costs incurred) versus the timing of invoicing, which is based on certain milestones.
The majority of the unearned income balance as of the beginning of the year is expected to be recognized in revenues during the year ended December 31, 2026.
Bad debt expense recognized on the Company’s trade accounts receivable was immaterial for the three and nine months ended September 30, 2026 and 2025.

Accounts Receivable Factoring Arrangements
The Company has accounts receivable factoring agreements to sell certain eligible unsecured trade accounts receivable, either based on automatic arrangements or at its option, without recourse, to unrelated third-party financial institutions for cash. During the nine months ended September 30, 2026, through its accounts receivable factoring arrangements that the Company utilizes most frequently, the Company factored approximately $523 million of customer invoices on a non-recourse basis and received approximately $519 million in cash proceeds from the sales. During the nine months ended September 30, 2025, through these same accounts receivable factoring arrangements, the Company factored approximately $550 million of customer invoices on a non-recourse basis and received approximately $546 million in cash proceeds from the sales. The fees associated with these transactions were immaterial. The Company has other accounts receivable arrangements for which the activity associated with them is immaterial.
4. Goodwill
The following is a summary of goodwill by reportable segment for the nine months ended September 30, 2026:

(in millions)	Commercial Solutions	Research & Development Solutions	Consolidated
Balance as of January 1, 2026	$12,987	$3,629	$16,616
Business combinations	236	206	442
Impact of foreign currency fluctuations and other	(142)	(16)	(158)
Balance as of September 30, 2026	$13,081	$3,819	$16,900
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
5. Derivatives
The fair values of the Company’s derivative instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table:

(in millions)	Balance Sheet Classification	September 30, 2026			December 31, 2025
		Assets	Liabilities	Notional	Assets	Liabilities	Notional
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets and other current liabilities	$35	$—	$1,459	$—	$45	$1,470
Cross-currency swaps	Other current liabilities	—	246	2,709	—	322	2,720
Foreign exchange forward contracts	Other current liabilities	—	3	128	—	—	127
Total derivatives		$35	$249		$—	$367

The pre-tax effect of the Company’s cash flow hedging instruments on other comprehensive income is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Interest rate swaps	$49	$(5)	$80	$(45)
Foreign exchange forward contracts	—	(5)	(3)	6
Total	$49	$(10)	$77	$(39)
The Company expects approximately $4 million of pre-tax unrealized losses related to its foreign exchange contracts and interest rate derivatives included in accumulated other comprehensive (loss) income (“AOCI”) as of September 30, 2026 to be reclassified into earnings within the next twelve months. For the three and nine months ended September 30, 2026 and 2025, the total amount, net of income taxes, of the cash flow hedge effect on the accompanying condensed consolidated statements of income was $— million and $3 million, and $(10) million and $4 million respectively.
As of September 30, 2026 and 2025, the Company's cross-currency swaps were designated as a hedge of its net investment in certain foreign subsidiaries. For the three and nine months ended September 30, 2026, the Company recorded a $21 million gain and $76 million gain, respectively, within AOCI as a result of these cross-currency swaps. For the three and nine months ended September 30, 2025, the Company recorded a $21 million gain and $(379) million loss, respectively, within AOCI as a result of these cross-currency swaps. For the three and nine months ended September 30, 2026 and 2025, the Company recognized approximately $11 million and $11 million, and $32 million and $34 million, respectively, related to the excluded component as a reduction of interest expense.
As of September 30, 2026, the portion of the Company's foreign currency denominated debt balance (net of original issue discount) designated as a hedge of its net investment in certain foreign subsidiaries totaled €3,125 million ($3,545 million). The amount of foreign exchange gains (losses) related to the net investment hedge included in the cumulative translation adjustment component of AOCI for the three and nine months ended September 30, 2026 and 2025 was $10 million and $(3) million, and $110 million and $(393) million, respectively.
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
The carrying values of cash, cash equivalents, accounts receivable and accounts payable approximated their fair values as of September 30, 2026 and December 31, 2025 due to their short-term nature. As of September 30, 2026 and December 31, 2025, the fair value of total debt was $15,994 million and $15,935 million, respectively, as determined under Level 2 measurements for these financial instruments.

Recurring Fair Value Measurements
The following table summarizes the fair value of the Company’s financial assets and liabilities that are measured and reported at fair value on a recurring basis as of September 30, 2026:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$207	$—	$—	$207
Derivatives	—	35	—	35
Total	$207	$35	$—	$242
Liabilities:
Derivatives	$—	$249	$—	$249
Contingent consideration	—	—	134	134
Total	$—	$249	$134	$383
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
Contingent consideration — The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Assumptions used to estimate the fair value of contingent consideration include various financial metrics (revenues performance targets and operating forecasts) and the probability of achieving the specific targets. Based on the assessments of the probability of achieving specific targets, as of September 30, 2026 the Company has accrued approximately 87% of the maximum contingent consideration payments that could potentially become payable.

The following table summarizes the changes in Level 3 financial assets and liabilities measured on a recurring basis for the nine months ended September 30, 2026:

(in millions)	Contingent Consideration
Balance as of December 31, 2025	$105
Business combinations	61
Contingent consideration paid	(11)
Revaluations included in earnings and foreign currency translation adjustments	(21)
Balance as of September 30, 2026	$134
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
Non-recurring Fair Value Measurements
As of September 30, 2026, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled $22,128 million and were identified as Level 3. These assets are comprised of debt investments and cost and equity method investments of $490 million, goodwill of $16,900 million and other identifiable intangibles, net of $4,738 million.
7. Credit Arrangements
The following is a summary of the Company’s revolving credit facilities as of September 30, 2026:

Facility	Interest Rates
$2,000 million (revolving credit facility)	U.S. Dollar Term SOFR plus a margin of 1.25% as of September 30, 2026
$110 million (receivables financing facility)	U.S. Dollar Term SOFR plus a margin of 1.00% plus a 10 basis credit spread adjustment as of September 30, 2026

The following table summarizes the Company’s debt at the dates indicated:

(dollars in millions)	September 30, 2026	December 31, 2025
Revolving Credit Facility due 2030:
U.S. Dollar denominated borrowings—U.S. Dollar Term SOFR at average floating rates of —%	$—	$800
Senior Secured Credit Facilities:
Term A Loan due 2030—Euribor at floating rates of 3.84%	269	290
Term A Loan due 2030—U.S. Dollar Term SOFR at floating rates of 5.32%	2,081	2,162
Term B Loan due 2031—U.S. Dollar Term SOFR at floating rates of 5.82%	1,950	1,965
5.700% Senior Secured Notes due 2028—U.S. Dollar denominated	750	750
6.250% Senior Secured Notes due 2029—U.S. Dollar denominated	1,250	1,250
5.0% Senior Notes due 2027—U.S. Dollar denominated	1,100	1,100
5.0% Senior Notes due 2026—U.S. Dollar denominated	—	1,050
6.500% Senior Notes due 2030—U.S. Dollar denominated	500	500
6.250% Senior Notes due 2032—U.S. Dollar denominated	2,000	2,000
6.375% Senior Notes due 2034 – U.S. Dollar denominated	2,000	—
2.25% Senior Notes due 2028—Euro denominated	817	845
2.875% Senior Notes due 2028—Euro denominated	807	835
1.750% Senior Notes due 2026—Euro denominated	—	646
2.250% Senior Notes due 2029—Euro denominated	1,021	1,057
4.625% Senior Notes due 2033—Euro denominated	1,077	—
Receivables financing facility due 2027—U.S. Dollar Term SOFR at floating rates of 4.90%:
Revolving Loan Commitment	110	110
Term Loan	440	440
Principal amount of debt	16,172	15,800
Less: unamortized discount and debt issuance costs	(105)	(76)
Less: current portion	(1,244)	(1,840)
Long-term debt	$14,823	$13,884
Contractual maturities of long-term debt as of September 30, 2026 are as follows:

(in millions)
Remainder of 2026	$36
2027	1,794
2028	2,517
2029	2,414
2030	2,468
Thereafter	6,943
$16,172
Senior Secured Credit Facilities
As of September 30, 2026, the Company’s Fifth Amended and Restated Credit Agreement provided financing through several senior secured credit facilities of up to $6,295 million, which consisted of $4,300 million principal amounts of debt outstanding (as detailed in the table above), and $1,995 million of available borrowing capacity on the $2,000 million revolving credit facility and standby letters of credit. The revolving credit facility is comprised of a $2,000 million senior secured revolving facility available in U.S. dollars.

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
Senior Notes
On September 23, 2026, the Company completed the issuance and sale of $2,000 million in gross proceeds of 6.375% senior notes due 2034 (the “6.375% Notes”). The 6.375% Notes were issued pursuant to an Indenture, dated September 23, 2026, among the Company, U.S. Bank Trust Company, National Association, as trustee of the 6.375% Notes, and certain subsidiaries of the Company as guarantors.
Part of the proceeds from the 6.375% Notes offering were used to make an irrevocable deposit with the trustee of the Company’s Senior 5.0% Notes due October 2026 (the "5.0% Notes") to satisfy and discharge the 5.0% Notes in accordance with the terms of the applicable indenture, which resulted in an extinguishment of the 5.0% Notes under GAAP as of September 30, 2026. The 5.0% Notes subsequently matured on October 9, 2026, and were redeemed in full. Proceeds from the 6.375% Notes were also used to repay a portion of the Company’s outstanding revolving credit facility borrowings and to pay fees and expenses related to the 6.375% Notes offering.
The 6.375% Notes are unsecured obligations of the Company, will mature on March 15, 2034, and bear interest at the rate of 6.375% per year, with interest payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2027.
The Company may redeem the 6.375% Notes prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to September 15, 2029 (subject to a customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 3.188% to 0.000%.
On June 11, 2026, the Company completed the issuance and sale of €950 million in gross proceeds of 4.625% senior notes due 2033 (the “4.625% Notes”). The 4.625% Notes were issued pursuant to an Indenture, dated June 11, 2026, among the Company, U.S. Bank Trust Company, National Association, as trustee of the 4.625% Notes, and certain subsidiaries of the Company as guarantors. The net proceeds from the 4.625% Notes offering were used to repay in full the Company’s outstanding Term Loan due 2027, to repay a portion of the existing borrowings under the Company’s revolving credit facility and to pay fees and expenses related to the offering.
The 4.625% Notes are unsecured obligations of the Company, will mature on June 15, 2033, and bear interest at the rate of 4.625% per year, with interest payable semiannually on June 15 and December 15 of each year, beginning on December 15, 2026.
The Company may redeem the 4.625% Notes prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to June 15, 2029 (subject to a customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 2.313% to 0.000%.
On March 16, 2026, the proceeds from the Term Loan due 2027 were used to repay all of the Company’s outstanding €550 million 1.750% Notes. The Company’s obligations with respect to the 1.750% Notes were discharged on the same day as the notes were repaid in full.

Restrictive Covenants
The Company’s debt agreements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the senior secured credit facility agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and term loans, other actions permitted to be taken by a secured creditor. The Company’s long-term debt arrangements contain other usual and customary restrictive covenants that, among other things, place limitations on the Company’s ability to declare dividends. As of September 30, 2026, the Company was in compliance in all material respects with the financial covenants under the Company’s financing arrangements.
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
9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1.0 million shares of preferred stock, $0.01 per share par value. No shares of preferred stock were issued or outstanding as of September 30, 2026 or December 31, 2025.
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
During the nine months ended September 30, 2026, the Company repurchased 5.5 million shares of its common stock for $950 million under the Repurchase Program. As of September 30, 2026, the Company had remaining authorization to repurchase up to $2,819 million of its common stock under the Repurchase Program. In addition, from time to time, the Company has repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.

10. Business Combinations
The Company completed individually and in the aggregate immaterial acquisitions during the nine months ended September 30, 2026. The Company’s assessment of fair value, including the valuation of certain identified intangibles, and the purchase price allocation related to these acquisitions is preliminary and subject to change upon completion. Further adjustments, largely related to acquired intangible assets and related deferred taxes, may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The Company recorded goodwill from these acquisitions, primarily attributable to assembled workforce, expected synergies and new customer relationships. The condensed consolidated financial statements include the results of the acquisitions subsequent to their respective closing dates. Pro forma information is not presented as pro forma results of operations would not be materially different to the actual results of operations of the Company.
The following table provides certain preliminary financial information for these acquisitions:

(in millions)	September 30, 2026
Assets acquired:
Cash and cash equivalents	$24
Accounts receivable	62
Other assets	92
Goodwill	442
Other identifiable intangibles	233
Liabilities assumed:
Other liabilities	(98)
Deferred income taxes, long-term	(75)
Net assets acquired (1)	$680
(1) Net assets acquired includes contingent consideration and deferred purchase price of $67 million.
The portion of goodwill deductible for income tax purposes was preliminarily assessed as $10 million.
The following table provides a summary of the preliminary estimated fair value of certain intangible assets acquired:

(in millions)	Amortization Period				September 30, 2026
Other identifiable intangibles:
Customer relationships	10	-	15	years	$160
Backlog	1	-	4	years	8
Software and related assets	3	-	9	years	32
Trade names and related assets	2	-	12	years	28
Non-compete agreements			3	years	3
Databases			3	years	2
Total Other identifiable intangibles					$233
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

The following amounts were recorded for the restructuring plans:

(in millions)	Severance and Related Costs
Balance as of December 31, 2025	$31
Expense, net of reversals	150
Payments	(119)
Foreign currency translation and other	(1)
Balance as of September 30, 2026	$61
The reversals were due to changes in estimates primarily resulting from the redeployment of staff and higher than expected voluntary terminations. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. The Company expects that the majority of the restructuring accruals as of September 30, 2026 will be paid in 2026 and 2027.
12. Income Taxes
The Company's effective income tax rate was 19.7% and 18.6% in the third quarter of 2026 and 2025, respectively. The Company's effective income tax rate was 19.2% and 18.3% in the first nine months of 2026 and 2025, respectively. The effective income tax rate in the third quarter and in the first nine months of 2026 and 2025 was impacted due to changes in the geographical mix of earnings amongst the United States and foreign tax jurisdictions.
On December 12, 2022, the European Union member states agreed to implement the Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least €750 million, which went into effect in 2025. In January 2026, the OECD released Administrative Guidance establishing a “side‑by‑side” system that is intended to reduce the compliance burden of calculating the Pillar Two top-up-tax amounts for jurisdictions with similar regimes with minimum tax requirements for fiscal years beginning on or after January 1, 2026, subject to adoption by relevant jurisdictions. This is achieved by deeming a top-up tax amount of zero as it relates to Income Inclusion Rules and Undertaxed Profits Rules for Multinational Enterprise groups with an ultimate parent entity in such jurisdictions; however, this guidance does not affect the application of local minimum or qualified domestic top‑up taxes in foreign jurisdictions. During the nine months ended September 30, 2026, the Company evaluated enacted Pillar Two legislation and performed calculations under applicable safe harbor frameworks to identify jurisdictions with effective tax rates below 15%, and any resulting top‑up tax was recorded as a period cost in the annual effective tax rate. The Company continues to monitor global developments and is assessing the potential impact of these rules on its income tax provision.
13. Accumulated Other Comprehensive (Loss) Income
Below is a summary of the components of AOCI:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Income Taxes	Total
Balance as of December 31, 2025	$(1,126)	$(43)	$40	$186	$(943)
Other comprehensive income (loss) before reclassifications	13	63	(2)	(47)	27
Reclassification adjustments	—	14	—	(4)	10
Balance as of September 30, 2026	$(1,113)	$34	$38	$135	$(906)

Below is a summary of the adjustments for amounts reclassified from AOCI into the condensed consolidated statements of income and the affected financial statement line item:

(in millions)	Affected Financial Statement Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Derivative instruments:
Interest rate swaps	Interest expense	$(2)	$2	$(5)	$4
Foreign exchange forward contracts	Revenues	1	1	(9)	1
Total before income taxes		(1)	3	(14)	5
Income taxes		(1)	—	(4)	1
Total net of income taxes		$—	$3	$(10)	$4
14. Segments
The following table presents the Company’s operations by reportable segment. The Company was previously managed through three reportable segments, Technology & Analytics Solutions, Research & Development Solutions and Contract Sales & Medical Solutions. Effective January 1, 2026, the Company updated its segment reporting to align with industry evolution, its updated operating model, and how internal reporting is provided to the chief operating decision maker ("CODM"). As a result, the Contract Sales & Medical Solutions segment, which had become more closely related operationally to the Technology & Analytics Solutions segment commercial offerings, was incorporated into the Technology & Analytics Solutions segment, which is renamed Commercial Solutions. Additionally, Real-World Late Phase and certain other Real-World offerings that had become more closely related operationally to the clinical research business, were moved from the Technology & Analytics Solutions segment to the Research & Development Solutions segment. The Company is reflecting the recast of segment information for the three and nine months ended September 30, 2025 on this basis in the table below.
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

The Company’s reportable segment information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenues
Commercial Solutions	$1,789	$1,673	$5,336	$4,896
Research & Development Solutions	2,639	2,427	7,611	7,050
Total revenues	4,428	4,100	12,947	11,946
Cost of revenues, exclusive of depreciation and amortization
Commercial Solutions	1,119	1,065	3,372	3,087
Research & Development Solutions	1,811	1,662	5,287	4,865
Total cost of revenues, exclusive of depreciation and amortization	2,930	2,727	8,659	7,952
Selling, general and administrative expenses
Commercial Solutions	260	251	754	718
Research & Development Solutions	257	243	755	714
Total selling, general and administrative expenses reportable segments	517	494	1,509	1,432
Segment profit
Commercial Solutions	410	357	1,210	1,091
Research & Development Solutions	571	522	1,569	1,471
Total segment profit	981	879	2,779	2,562
General corporate and unallocated expenses	(52)	(20)	(136)	(99)
Depreciation and amortization	(321)	(286)	(901)	(827)
Restructuring costs	(36)	(20)	(150)	(81)
Total income from operations	572	553	1,592	1,555
Interest income	(12)	(13)	(29)	(34)
Interest expense	203	189	592	536
Loss on extinguishment of debt	—	—	3	4
Other (income) expense, net	(5)	(31)	11	(5)
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	$386	$408	$1,015	$1,054
15. Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Numerator:
Net income attributable to IQVIA Holdings Inc.	$350	$331	$880	$846
Denominator:
Basic weighted average common shares outstanding	164.7	170.2	166.4	172.6
Effect of dilutive stock options and share awards	2.3	1.5	1.6	1.5
Diluted weighted average common shares outstanding	167.0	171.7	168.0	174.1
Earnings per share attributable to common stockholders:
Basic	$2.13	$1.94	$5.29	$4.90
Diluted	$2.10	$1.93	$5.24	$4.86

Stock-based awards will have a dilutive effect under the treasury method when the respective period's average market value of the Company's common stock exceeds the exercise proceeds. Performance awards are included in diluted earnings per share based on if the performance targets have been met at the end of the reporting period.
For the three and nine months ended September 30, 2026 and 2025, the weighted average number of outstanding stock-based awards not included in the computation of diluted earnings per share because they are subject to performance conditions that have not been met at the end of the reporting period or the effect of including such stock-based awards in the computation would be anti-dilutive was 0.7 million and 1.8 million, and 1.9 million and 2.5 million, respectively.

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

Overview
IQVIA is a leading global provider of clinical research services, commercial insights and healthcare intelligence to the life sciences and healthcare industries. IQVIA’s portfolio of solutions are powered by IQVIA Connected Intelligence™ to deliver actionable insights and services built on high-quality health data, Healthcare-grade AI®, advanced analytics, the latest technologies and extensive domain expertise. We are committed to using artificial intelligence responsibly, with AI-powered capabilities built on best-in-class approaches to privacy, regulatory compliance and patient safety, and delivering AI to the high standards of trust, scalability and precision demanded by the industry. With approximately 95,000 employees in over 100 countries, including experts in healthcare, life sciences, data science, technology and operational excellence, we are dedicated to accelerating the development and commercialization of innovative medical treatments to help improve patient outcomes and population health worldwide.
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

Foreign Currency Translation
In the first nine months of 2026, approximately 30% of our revenues were denominated in currencies other than the United States dollar, which represents approximately 60 currencies. Because a large portion of our revenues and expenses are denominated in foreign currencies and our financial statements are reported in United States dollars, changes in foreign currency exchange rates can significantly affect our results of operations. The revenues and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting our condensed consolidated results. As a result, we believe that reporting results of operations that exclude the effects of foreign currency rate fluctuations on certain financial results can facilitate analysis of period to period comparisons. This constant currency information assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results. As such, the differences noted below between reported results of operations and constant currency information are wholly attributable to the effects of foreign currency rate fluctuations. For the three and nine months ended September 30, 2026, foreign currency exchange rate fluctuations had an immaterial impact on our income from operations.
Consolidated Results of Operations
For information regarding our results of operations for Commercial Solutions and Research & Development Solutions, refer to “Segment Results of Operations” later in this section.
Revenues

	Three Months Ended September 30,		Change
(in millions)	2026	2025	$	%
Revenues	$4,428	$4,100	$328	8.0%
For the third quarter of 2026, our revenues increased $328 million, or 8.0%, as compared to the same period in 2025. This increase was comprised of constant currency revenue growth of approximately $353 million, or 8.6%, reflecting a $132 million increase in Commercial Solutions and a $221 million increase in Research & Development Solutions.

	Nine Months Ended September 30,		Change
(in millions)	2026	2025	$	%
Revenues	$12,947	$11,946	$1,001	8.4%
For the first nine months of 2026, our revenues increased $1,001 million, or 8.4%, as compared to the same period in 2025. This increase was comprised of constant currency revenue growth of approximately $924 million, or 7.7%, reflecting a $405 million increase in Commercial Solutions and a $519 million increase in Research & Development Solutions.
Cost of Revenues, exclusive of Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Cost of revenues, exclusive of depreciation and amortization	$2,930	$2,727	$8,659	$7,952
% of revenues	66.2%	66.5%	66.9%	66.6%
For the third quarter of 2026, our cost of revenues, exclusive of depreciation and amortization increased $203 million, or 7.4%, as compared to the same period in 2025. For the first nine months of 2026, our cost of revenues, exclusive of depreciation and amortization increased $707 million, or 8.9%, as compared to the same period in 2025. The increase for both periods is primarily due to increases in compensation and related expenses, reimbursed expenses, and other direct costs, all to support revenue growth.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Selling, general and administrative expenses	$569	$514	$1,645	$1,531
% of revenues	12.9%	12.5%	12.7%	12.8%
For the third quarter of 2026 our selling, general and administrative expenses increased $55 million, or 10.7%, as compared to the same period in 2025. For the first nine months of 2026 our selling, general and administrative expenses increased $114 million, or 7.4%, as compared to the same period in 2025. The increase for both periods is primarily due to increases in compensation and related expenses, including stock-based compensation.
Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Depreciation and amortization	$321	$286	$901	$827
% of revenues	7.2%	7.0%	7.0%	6.9%
The $35 million and $74 million increase in depreciation and amortization for the three and nine months ended September 30, 2026 compared to the same periods in 2025 is mainly related to an increase in amortization of capitalized software costs and intangible assets from acquisitions occurring in 2026 and previous years.
Restructuring Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Restructuring costs	$36	$20	$150	$81
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
Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Interest income	$(12)	$(13)	$(29)	$(34)
Interest expense	$203	$189	$592	$536
Interest income includes interest received primarily from bank balances and investments. Interest income during the three and nine months ended September 30, 2026 decreased as compared to the same periods in 2025, primarily as a result of lower deposit rates and balances.
Interest expense during the three and nine months ended September 30, 2026 increased compared to the same periods in 2025 as a result of higher outstanding debt balances.
Other (Income) Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Other (income) expense, net	$(5)	$(31)	$11	$(5)
Other (income) expense, net for the three months ended September 30, 2026 decreased compared to the same period in 2025 primarily due to foreign currency loss on transactions.
Other (income) expense, net for the nine months ended September 30, 2026 decreased compared to the same period in 2025 primarily due to fair value investments adjustments, offset by less foreign currency loss on transactions.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Income tax expense	$76	$76	$195	$193
Our effective income tax rate was 19.7% and 18.6% in the third quarter of 2026 and 2025, respectively. Our effective income tax rate was 19.2% and 18.3% in the first nine months of 2026 and 2025. Our effective income tax rate in the third quarter and in the first nine months of 2026 and 2025 was impacted due to changes in the geographical mix of earnings amongst the United States and foreign tax jurisdictions.
On December 12, 2022, the European Union member states agreed to implement the Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least €750 million, which went into effect in 2025. In January 2026, the OECD released Administrative Guidance establishing a “side‑by‑side” system that is intended to reduce the compliance burden of calculating the Pillar Two top-up-tax amounts for jurisdictions with similar regimes with minimum tax requirements for fiscal years beginning on or after January 1, 2026, subject to adoption by relevant jurisdictions. This is achieved by deeming a top-up tax amount of zero as it relates to Income Inclusion Rules and Undertaxed Profits Rules for Multinational Enterprise groups with an ultimate parent entity in such jurisdictions; however, this guidance does not affect the application of local minimum or qualified domestic top‑up taxes in foreign jurisdictions. During the nine months ended September 30, 2026, we evaluated enacted Pillar Two legislation and performed calculations under applicable safe harbor frameworks to identify jurisdictions with effective tax rates below 15%, and any resulting top‑up tax was recorded as a period cost in the annual effective tax rate. We continue to monitor global developments and are assessing the potential impact of these rules on our income tax provision.
Equity in Earnings (Losses) of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Equity in earnings (losses) of unconsolidated affiliates	$42	$—	$65	$(14)
Equity in earnings (losses) of unconsolidated affiliates for the three and nine months ended September 30, 2026, increased compared to the same periods in 2025 due to the results in the operations of our unconsolidated affiliates.

Segment Results of Operations
In the tables below, the Company is reflecting the recast of segment information for the three and nine months ended September 30, 2025 based on the changes described in Note 14 included elsewhere in this Quarterly Report on Form 10-Q. Revenues and profit by segment are as follows:

Three Months Ended September 30, 2026 and 2025
	Segment Revenues		Segment Profit
(in millions)	2026	2025	2026	2025
Commercial Solutions	$1,789	$1,673	$410	$357
Research & Development Solutions	2,639	2,427	571	522
Total	4,428	4,100	981	879
General corporate and unallocated expenses			(52)	(20)
Depreciation and amortization			(321)	(286)
Restructuring costs			(36)	(20)
Consolidated	$4,428	$4,100	$572	$553

Nine Months Ended September 30, 2026 and 2025
	Segment Revenues		Segment Profit
(in millions)	2026	2025	2026	2025
Commercial Solutions	$5,336	$4,896	$1,210	$1,091
Research & Development Solutions	7,611	7,050	1,569	1,471
Total	12,947	11,946	2,779	2,562
General corporate and unallocated expenses			(136)	(99)
Depreciation and amortization			(901)	(827)
Restructuring costs			(150)	(81)
Consolidated	$12,947	$11,946	$1,592	$1,555
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

Commercial Solutions

	Three Months Ended September 30,		Change
(in millions)	2026	2025	$	%
Revenues	$1,789	$1,673	$116	6.9%
Cost of revenues, exclusive of depreciation and amortization	1,119	1,065	54	5.1
Selling, general and administrative expenses	260	251	9	3.6
Segment profit	$410	$357	$53	14.8%

	Nine Months Ended September 30,		Change
(in millions)	2026	2025	$	%
Revenues	$5,336	$4,896	$440	9.0%
Cost of revenues, exclusive of depreciation and amortization	3,372	3,087	285	9.2
Selling, general and administrative expenses	754	718	36	5.0
Segment profit	$1,210	$1,091	$119	10.9%
Revenues
Commercial Solutions’ revenues were $1,789 million for the third quarter of 2026, an increase of $116 million, or 6.9%, over the same period in 2025. This increase was comprised of constant currency revenue growth of approximately $132 million, or 7.9%, reflecting revenue growth primarily in the Americas region and to a lesser extent in the Europe and Africa and Asia-Pacific regions.
Commercial Solutions’ revenues were $5,336 million for the first nine months of 2026, an increase of $440 million, or 9.0%, over the same period in 2025. This increase was comprised of constant currency revenue growth of approximately $405 million, or 8.3%, reflecting revenue growth primarily in the Americas region and to a lesser extent in the Europe and Africa and Asia-Pacific regions.
The constant currency revenue growth for the three and nine months ended September 30, 2026 was primarily driven by an increase in patient solutions (formerly included in real-world solutions), and to a lesser extent by commercial engagement services (formerly included in contract sales and medical solutions).
Cost of Revenues, exclusive of Depreciation and Amortization
Commercial Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $54 million, or 5.1%, in the third quarter of 2026, over the same period in 2025, and increased $285 million, or 9.2%, in the first nine months of 2026, over the same period in 2025. The increase for the three and nine months ended September 30, 2026 was primarily related to increases in reimbursed expenses, compensation and related expenses, and costs of acquiring and processing data to support revenue growth.
Selling, General and Administrative Expenses
Commercial Solutions’ selling, general and administrative expenses increased $9 million, or 3.6%, in the third quarter of 2026, as compared to the same period in 2025, and increased $36 million, or 5.0%, in the first nine months of 2026, as compared to the same period in 2025. The increase for the three and nine months ended September 30, 2026 was primarily related to increases in IT-related expenses and compensation and related expenses.

Research & Development Solutions

	Three Months Ended September 30,		Change
(in millions)	2026	2025	$	%
Revenues	$2,639	$2,427	$212	8.7%
Cost of revenues, exclusive of depreciation and amortization	1,811	1,662	149	9.0
Selling, general and administrative expenses	257	243	14	5.8
Segment profit	$571	$522	$49	9.4%

	Nine Months Ended September 30,		Change
(in millions)	2026	2025	$	%
Revenues	$7,611	$7,050	$561	8.0%
Cost of revenues, exclusive of depreciation and amortization	5,287	4,865	422	8.7
Selling, general and administrative expenses	755	714	41	5.7
Segment profit	$1,569	$1,471	$98	6.7%
Backlog
Research & Development Solutions’ contracted backlog changed from $34.0 billion (recast amount to reflect segment changes noted above) as of December 31, 2025 to $32.6 billion as of September 30, 2026, and we expect approximately $9.4 billion of this backlog to convert to revenues in the next twelve months. We refined our backlog assessment criteria to reflect currently available information regarding expected future activity on inactive trials, resulting in a $2.1 billion reduction.
Revenues
Research & Development Solutions’ revenues were $2,639 million for the third quarter of 2026, an increase of $212 million, or 8.7%, over the same period in 2025. This increase was comprised of constant currency revenue growth of approximately $221 million, or 9.1%, reflecting revenue growth primarily in the Europe and Africa and Americas region, and to a lesser extent in the Asia-Pacific region.
Research & Development Solutions’ revenues were $7,611 million for the first nine months of 2026, an increase of $561 million, or 8.0%, over the same period in 2025. This increase was comprised of constant currency revenue growth of approximately $519 million, or 7.4%, reflecting revenue growth primarily in the Americas and Europe and Africa regions, and to a lesser extent in Asia-Pacific region.
The constant currency revenue growth for the three and nine months ended September 30, 2026 was primarily the result of volume-related increases in clinical services and lab testing.
Cost of Revenues, exclusive of Depreciation and Amortization
Research & Development Solutions’ cost of revenues, exclusive of depreciation and amortization, increased $149 million, or 9.0%, in the third quarter of 2026, over the same period in 2025, and increased $422 million, or 8.7%, in the first nine months of 2026, over the same period in 2025. The increase for the three and nine months ended September 30, 2026 was primarily related to an increase in reimbursed expenses, compensation and related expenses, and other direct costs as a result of volume-related increases in clinical services and lab testing.
Selling, General and Administrative Expenses
Research & Development Solutions’ selling, general and administrative expenses increased $14 million, or 5.8%, in the third quarter of 2026, as compared to the same period in 2025, and increased $41 million, or 5.7%, in the first nine months of 2026, as compared to the same period in 2025. The increase for the three and nine months ended September 30, 2026 was primarily related to increases in compensation and related expenses and IT-related expenses.

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
We had a cash balance of $2,249 million as of September 30, 2026 ($811 million of which was in the United States), an increase from $1,980 million as of December 31, 2025.
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
During the nine months ended September 30, 2026, we repurchased 5.5 million shares of our common stock for $950 million under the Repurchase Program. As of September 30, 2026, we had remaining authorization to repurchase up to $2,819 million of our common stock under the Repurchase Program. In addition, from time to time, we have repurchased and may continue to repurchase common stock through private or other transactions outside of the Repurchase Program.
Debt
As of September 30, 2026, we had $16,172 million of total indebtedness, excluding $1,995 million of additional available borrowings under our revolving credit facility. Our long-term debt arrangements contain customary restrictive covenants and, as of September 30, 2026, we believe we were in compliance with our restrictive covenants in all material respects.

Senior Secured Credit Facilities
As of September 30, 2026, our Fifth Amended and Restated Credit Agreement provided financing through the senior secured credit facilities of up to $6,295 million, which consisted of $4,300 million principal amounts of debt outstanding, and $1,995 million of available borrowing capacity on the revolving credit facility and standby letters of credit. See Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding our credit arrangements.
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
Senior Notes
On September 23, 2026, we completed the issuance and sale of $2,000 million in gross proceeds of 6.375% senior notes due 2034 (the “6.375% Notes”). The 6.375% Notes were issued pursuant to an Indenture, dated September 23, 2026, among us, U.S. Bank Trust Company, National Association, as trustee of the 6.375% Notes, and certain of our subsidiaries as guarantors. Part of the proceeds from the 6.375% Notes offering were used to make an irrevocable deposit with the trustee of our Senior 5.0% Notes due October 2026 (the "5.0% Notes") to satisfy and discharge the 5.0% Notes in accordance with the terms of the applicable indenture, which resulted in an extinguishment of the 5.0% Notes under GAAP as of September 30, 2026. The 5.0% Notes subsequently matured on October 9, 2026, and were redeemed in full. Proceeds from the 6.375% Notes were also used to repay a portion of our outstanding revolving credit facility borrowings and to pay fees and expenses related to the 6.375% Notes offering. The 6.375% Notes are unsecured obligations of the Company, will mature on March 15, 2034, and bear interest at the rate of 6.375% per year, with interest payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2027. We may redeem the 6.375% Notes prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to September 15, 2029 (subject to a customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 3.188% to 0.000%.
On June 11, 2026, we completed the issuance and sale of €950 million in gross proceeds of 4.625% senior notes due 2033 (the “4.625% Notes”). The 4.625% Notes were issued pursuant to an Indenture, dated June 11, 2026, among us, U.S. Bank Trust Company, National Association, as trustee of the 4.625% Notes, and certain of our subsidiaries as guarantors. The net proceeds from the 4.625% Notes offering were used to repay in full our outstanding Term Loan due 2027, to repay a portion of the existing borrowings under our revolving credit facility and to pay fees and expenses related to the offering. The 4.625% Notes are unsecured obligations of the Company, will mature on June 15, 2033, and bear interest at the rate of 4.625% per year, with interest payable semiannually on June 15 and December 15 of each year, beginning on December 15, 2026. We may redeem the 4.625% Notes prior to their final stated maturity, subject to a customary make-whole premium, at any time prior to June 15, 2029 (subject to a customary “equity claw” redemption right) and thereafter subject to a redemption premium declining from 2.313% to 0.000%.
On March 16, 2026, the proceeds from the Term Loan due 2027 were used to repay all of our outstanding €550 million 1.750% Notes. Our obligations with respect to the 1.750% Notes were discharged on the same day as the notes were repaid in full.
Receivables Financing Facility
As of September 30, 2026, no additional amounts of revolving loans were available under the receivables financing facility.

Nine months ended September 30, 2026 and 2025
Cash Flow from Operating Activities

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by operating activities	$2,001	$1,919
Cash provided by operating activities increased $82 million during the first nine months of 2026 as compared to the same period in 2025. The increase was primarily driven by increases in cash-related net income ($151 million) and cash from other operating assets and liabilities ($32 million), offset by decreases in cash from unearned income ($99 million) and cash from accounts receivable and unbilled services ($2 million).
Cash Flow from Investing Activities

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash used in investing activities	$(1,136)	$(1,201)
Cash used in investing activities decreased $65 million during the first nine months of 2026 as compared to the same period in 2025, primarily driven by less cash used for acquisitions of businesses, net of cash acquired ($209 million), less cash used for investments in debt and equity securities ($20 million), less cash used for other ($3 million), and more cash from sales of marketable securities, net ($1 million), offset by less proceeds from sale of property, equipment, and software ($75 million), more cash used for acquisitions of property, equipment and software ($54 million), and more cash used for investments in unconsolidated affiliates, net ($39 million).
Cash Flow from Financing Activities

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash used in financing activities	$(569)	$(685)
Cash used in financing activities decreased $116 million during the first nine months of 2026 as compared to the same period in 2025, primarily due to less cash payments for debt and principal payments on finance leases ($218 million), less cash used for repurchase of common stock ($82 million), less repayments on the revolving credit facilities, net of proceeds ($25 million), less cash used for payments related to employee stock incentive plans ($23 million), less cash payments for contingent consideration and deferred purchase price accruals ($9 million), and less cash used for other ($2 million), offset by less proceeds from issuance of debt, net ($242 million) and more distributions to noncontrolling interests ($1 million).
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
The following presents the summarized financial information on a combined basis for IQVIA Holdings Inc. (parent company), the Issuer and the Guarantor subsidiaries, which are collectively referred to as the “obligated group.” Each Guarantor subsidiary is consolidated by IQVIA Holdings Inc. as of September 30, 2026 and December 31, 2025. Refer to Exhibit 22.1 to this Quarterly Report on Form 10-Q for the detailed list of entities included within the obligated group as of September 30, 2026.

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
The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group as of:

(in millions)	September 30, 2026	December 31, 2025
Total current assets (excluding amounts due from subsidiaries that are non-Guarantors)	$893	$1,012
Total noncurrent assets	$12,091	$11,876
Amounts due from subsidiaries that are non-Guarantors	$4,655	$4,488

Total current liabilities	$4,630	$5,053
Total noncurrent liabilities	$14,182	$13,324
Amounts due to subsidiaries that are non-Guarantors	$7,336	$6,672
The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

	Nine Months Ended	Twelve Months Ended
(in millions)	September 30, 2026	December 31, 2025
Net revenues	$5,753	$7,137
Costs and expenses applicable to net revenues	$3,577	$4,630
Income from operations	$1,234	$1,276
Net income	$162	$286
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
From inception of the Repurchase Program through September 30, 2026, we have repurchased a total of $12,906 million of our securities under the Repurchase Program.
During the nine months ended September 30, 2026, we repurchased 5.5 million shares of our common stock for $950 million under the Repurchase Program. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Repurchase Program.
As of September 30, 2026, we had remaining authorization to repurchase up to $2,819 million of our common stock under the Repurchase Program.

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
The following table summarizes the monthly equity repurchase program activity for the three months ended September 30, 2026, and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program.

(in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2026 — July 31, 2026	—	$—	—	$2,819
August 1, 2026 — August 31, 2026	—	$—	—	$2,819
September 1, 2026 — September 30, 2026	—	$—	—	$2,819
	—		—
Item 5. Other Information
In the third quarter of 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of IQVIA Holdings Inc. adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of IQVIA Holdings Inc., within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits
The exhibits below are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated September 23, 2026, among IQVIA Inc., as Issuer, U.S. Bank Trust Company, National Association, as trustee of the 6.375% Senior Notes due 2034, and certain subsidiaries of the Issuer as guarantors.		8-K	001-35907	4.1	September 23, 2026
22.1	List of Subsidiary Guarantors and Affiliates who Collateralize the Company’s Securities.	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Income (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iii) Condensed Consolidated Balance Sheets (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited). The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
104	Cover Page Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on October 27, 2026.

IQVIA HOLDINGS INC.

/s/ Michael J. Fedock
Michael J. Fedock Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)